Form 10KSB
period 2002-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2003-12-18
CIK 1138476

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       December 31, 2002
                                     ----------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______________ to _______________

                      Commission File Number  0-50009
                                             ----------
                   PACIFIC HEALTH CARE ORGANIZATION, INC.
            ----------------------------------------------------
               (Name of small business issuer in its chapter)

     Utah                                                   87-0285238
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

615 Bay Hill Drive, Newport Beach, CA                              92660
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (949) 721-8272
                                                    -----------------------
Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                   $.001 par value, common voting shares
                   --------------------------------------
                              (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the
past 90 days.  (1) Yes [   ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $653,427.

The aggregate market value of the issuer's voting stock held as of November 24, 2003 by non-affiliates of the issuer was approximately $593,436

As of November 24, 2003 issuer had 15,408,982 shares of its $.001 par value common stock outstanding.

Transitional Small Busines     Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference:   The Company's Form 10-SB, as
amended.

                   Pacific Health Care Organization, Inc.
     Annual Report on Form 10-KSB for the Year ended December 31, 2002

---------------------------------------------------------------------------

TABLE OF CONTENTS

---------------------------------------------------------------------------
                                   PART I

ITEM 1    DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . 3

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . 9

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .10

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF
          SECURITIES HOLDERS . . . . . . . . . . . . . . . . . . . . . .10

                                  PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . .10

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . .12

ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .13

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . .28

                                  PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
          THE EXCHANGE ACT . . . . . . . . . . . . . . . . . . . . . . .28

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .30

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . .31

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .33

                                  PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .33

ITEM 14.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . .34

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .35

--------------------------------------------------------------------------

                                   PART I

--------------------------------------------------------------------------

                                  FORWARD

--------------------------------------------------------------------------

     This Form 10-KSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "hope," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; legislative changes which could render the Company's services less competitive or obsolete; failure by the Company to successfully develop new services and/or products or to anticipate current or prospective customers' needs; price increases or employee limitations; delays, reductions, or cancellations of contracts previously entered with the Company.

--------------------------------------------------------------------------

                      ITEM 1.  DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------

     History of the Company

     Pacific Health Care Organization, Inc. (the "Company") was incorporated under the laws of the state of Utah on April 17, 1970 under the name Clear Air, Inc. The Company was organized and authorized to pursue any lawful purpose or purposes. The Company amended its Articles of Incorporation on September 26, 2000, to effect a seventy-five for one reverse split, and to change the authorized common stock to 50,000,000 shares, par value of $0.001. The Company later amended its Articles of Incorporation on October 30, 2000, changing its name to Immunoclin International, Inc. Due to complications in the proposed business, the Company again amended its Articles of Incorporation on January 31, 2001, changing its name to Pacific Health Care Organization, Inc. In connection with the January 2001 name change, a new board of directors was put in place and new management was subsequently appointed.

     The Company has had limited business operations since the early 1990's, has not generated any significant revenues and was engaged in searching for business opportunities until 2001. Management believes that the Company has identified a significant opportunity within the Workers' Compensation industry in the State of California.

     On February 26, 2001, the Company acquired Medex Healthcare, Inc. ("Medex"), a California corporation organized March 4, 1994, in a share for share exchange in which the Company acquired all of the outstanding shares of Medex in exchange for 6,500,000 shares of the Company. The acquisition of Medex by the Company was accounted for as a reverse acquisition, with Medex being considered the accounting acquirer. Medex had limited operations and was primarily engaged in making application for California State licenses to operate as a Health Care Organization for the three years prior to the acquisition. Medex is now a wholly owned subsidiary of the Company. In addition, the Company formed Workers Compensation Assistance, Inc. ("WCA"), a California corporation on August 14, 2001, which is also a wholly owned subsidiary. WCA does not have any operations to date, and the principal business of the Company is the business of Medex.

Industry Background

     The California legislature passed Assembly Bill 110 ("AB 110" or the "bill") in July of 1993 and later deregulated the premiums paid by employers for Workers' Compensation insurance. These two events have given rise to the business of the Company.

     AB 110 was a collaboration of efforts from both employers and organizations, such as plaintiffs' attorneys who represent injured workers, in an effort to curtail employers from leaving California due to escalating Workers' Compensation costs. The bill addresses the problem of rising medical costs associated with poor quality care to the injured worker. Two of the major problems with the existing system, as identified by the legislature, were fraud and the lack of a managed care program that allowed control of the quality of medical care of an injured worker beyond thirty days. As a result, the bill created a new health care delivery body to solve the unique medical and legal issues of Workers' Compensation. These new entities are called Health Care Organizations ("HCO"). The HCOs are networks of health care professionals specializing in the treatment of workplace injuries and in back-to-work rehabilitation and training. An HCO does not waive the statutory obligation of companies to either possess workers' compensation insurance or qualify as self-insured.

     HCOs were created to appeal to employees, while providing substantial savings to employers. This is accomplished by providing high quality medical care and increasing the length of time employers are involved in the medical care provided to injured workers. The increased length in control is designed to decrease the incidence of fraudulent claims and disability awards and is also based upon the notion that if there is more control over medical treatment there will be more control over costs, and subsequently, more control over getting injured workers back on the job. This increase in control is intended to reduce the cost of claims and thereby reduce workers' compensation premiums.

     In addition, the legislature requires that employers who use HCOs give employees a choice of HCOs or managed care physicians for treatment. It is anticipated that this will increase quality and give employees a fair say in their treatment.

     Prior to the passing of the bill, premiums paid by employers were fixed by law at a rate that was only dependent upon the occupation of the workers covered under the policy. An additional measure enacted by the California legislature deregulated the premiums paid by employers. This encouraged competition for market share of the Workers' Compensation insurance business. The increased competition initially drove premiums down to levels which were not sustainable. In response, insurers have hiked insurance premiums. Drastically rising premiums are forcing employers to search for alternative Workers' Compensation programs such as the HCOs created by AB 110.

Certification Process

     All applications for HCO certification are processed by the California Department of Industrial Relations ("DIR"). The application process is time consuming and requires descriptions of applicant's organization and planned methods of operation.

     The applicant for the HCO license must develop a contracted network of providers for all of the necessary medical services that injured workers may need. This network must be developed to the satisfaction of the DIR. Given the wide range of medical providers needed over a large geographical area, this is a significant undertaking. The network of providers must be under contract with the HCO applicant and be willing to provide the various services in their specialty. All contracts must be approved by the DIR so as to assure the best of care will be provided to the injured worker.

     Next, the HCO applicant must develop committees of providers that will ensure the injured worker receives the best of care. This requirement includes the development of Quality Assurance, Utilization, Work Safety, Educational and Grievance committees.

     Finally, an HCO applicant must demonstrate to the DIR's satisfaction that it has the resources necessary to manage and administer a large network of providers. To establish the HCO applicant's ability to administer a network, it requires the applicant to furnish the details of its operating system to the DIR in writing.

     The Company's wholly owned subsidiary Medex received its first HCO license on March 15, 1997, for its network of primary care providers. Medex later received a second HCO license on October 10, 2000, for its network of primary and specialized care providers.

Business of the Company

     The principle business of the Company is that of its wholly owned subsidiary Medex. Medex is in the business of managing and administering Health Care Organizations. As mentioned previously, these HCOs are networks of medical providers established to serve the Workers' Compensation industry. The California legislature mandated that if an employer contracts services from an HCO, the injured workers must be given a choice between at least two HCOs. The Company recognized early on that two HCO certifications are necessary to be competitive. Instead of aligning with a competitor, the Company elected to go through the lengthy application process with the DIR twice and has subsequently received certification to operate two separate HCOs. The Company anticipates this requirement is to be eliminated on January 1, 2004 which may reduce the competitive advantage of having two HCO licenses.

     Through the two licenses to operate HCOs, the Company offers the injured worker a choice of enrolling in an HCO with a network managed by primary care providers requiring a referral to specialists or a second HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

     The two HCO certifications obtained by the Company cover all counties in California containing over thirteen million workers. This geographical area has a multi-billion dollar annual medical and indemnity Workers' Compensation cost. The two HCO networks have contracted with over 2,700 providers, 62 hospitals, 200 pharmacies, rehabilitation centers and other ancillary services making the Company's HCOs capable of providing comprehensive medical services throughout this region. The Company is developing these networks and further extending its Workers' Compensation business into a statewide entity.

     The Company is currently in discussions with brokers of health insurance and with representatives of larger employers. Based on potential cost savings to employers and the large workforce in the seven counties where the Company is licensed, approximately nine million workers, the Company expects that a significant number of employers will sign contracts paying the Company an average of $5.50 per month per enrolled worker. Employers may pay more or less than the average of $5.50 per enrollee based upon factors such as employer history and exposure to risk; a construction company would likely pay more than a payroll service company. In addition, employers who have thousands of enrollees are more likely to get a slight discount. The Company is sensitive to the per enrollee fee and must charge sufficient per enrollee fees to cover the costs incurred by providing HCO services and to make a profit. Because of the relatively new HCO market, and even though the Company makes every effort to charge a sufficient enrollee fee to cover costs and to make a profit, there is no assurance that the Company will charge a sufficient enrollee fees to cover the operational costs and/or be profitable. The Company carefully analyzes each employer prior to quoting an enrollee fee. In the event the Company charges per enrollee fees that are inadequate to cover operational costs, then the Company may not be able to continue business operations.

     The Company does not anticipate large capital expenditures. Rather, it has contracted with many medical providers, and therefore, equipment such as x-ray machines are not paid for by the Company. The Company will have fixed costs such as liability insurance and other usual costs of running an office.

Physicians

     The Company strives to select physicians known for excellence and experience in providing Workers' Compensation care. Two of the Company's founders have been active in the southern California medical community for many years, and as a result, the Company has been able to recruit physicians with superlative credentials and reputations.

     The Company has also recruited physicians and allied health workers who reflect the ethnic and cultural diversity of California, thus enabling injured workers to readily find a physician who speaks their native tongue. The Company has contracts with over 300 primary care Hispanic physicians, 175 primary care African-American physicians, and many other minority physicians. The Company believes this is a benefit for injured workers and will assist in ensuring a prompt return to the workplace. To date, the Company has contracted with approximately 2,700 physicians.

HCO Committees

     The Company has organized seven committees in compliance with AB 110 to provide the best possible care to injured workers. The following briefly describes each committee:

Quality Assurance.
------------------
As the name implies this committee is charged with the responsibility of monitoring the quality of care that the HCO providers are delivering to the employees. The Company's Quality Assurance committee consists of fifteen separate functioning entities. The ultimate oversight and responsibility for this committee is maintained by the Medical Director.

Utilization Review.
-------------------
This committee is responsible for monitoring Provider/Enrollee utilization of health care services under the plan. The activities are reflected in reports documenting examinations of procedures, provider use patterns and other matters. This committee is comprised of seven provider physicians.

Case Management.
----------------
The Case Management committee ("CMC") is charged with working with both the injured worker and the employers to coordinate return to work issues. For example, seeking light duties for an injured worker rather than allowing a protracted period of disability. The Company's ability to compress the time frame between an injured worker's first report of injury and return to work is the most critical factor in the management of Workers' Compensation care. The number of work days the employee misses due to disability translates into great costs to the employer, through medical costs, loss of productivity, the need to hire temporary help and disability insurance indemnity payments. The case worker will become an intermediary between the physician, employer and employee by coordinating the return of the worker to a position he or she is capable of carrying out while recovering.

Work Safety.
------------
The Company believes that the best method to treat work related injuries is to prevent them from occurring. This committee is a workplace safety conditions and health committee that makes suggestions for ways to improve workplace conditions and to promote healthy habits. This committee seeks to promote safety and health by providing training workers and employers in methods of avoiding work place injuries. For instance, training may include safe methods to lift heavy objects, proper use of safety equipment and safe operation of machinery. In addition, if agreeable to employer and employee, the Company can provide drug and alcohol testing to attempt to mitigate injuries that may be caused by these problems. Furthermore, the Company may provide anonymous referral service for drug and alcohol treatment services.

Grievance.
----------
This committee informs employees upon enrollment and annually thereafter of procedures for processing and resolving grievances. This includes the location and telephone number where grievances may be submitted and where complaint forms are available to employees. The Company establishes procedures for continuously reviewing the quality of care, performance of medical personnel and utilization of services to prevent causes for complaint.

Provider Licensing & Performance Review.
----------------------------------------
Contracting with a high quality professional staff is critical in creating a Workers' Compensation health care delivery system because in Workers' Compensation the physician performs additional unique tasks. A Workers' Compensation physician must understand the requirements of a patient's job to make informed return-to-work recommendations and the physician needs to know how to make impairment ratings and be willing to testify in disputed cases. In addition, the physician must be a healer and patient's advocate. These additional demands make it necessary to use different criteria to select Workers' Compensation physicians. The Company monitors the performance of network physicians. Physicians who produce high quality, cost effective health care are provided with more patients, while physicians who do not are eliminated from the network.

Physicians' Continuing Education.
---------------------------------
Physicians are trained in the latest theories and techniques in treating workplace injuries. Protocols and treatment plan suggestions are distributed to providers on the basis of results of outcome studies as established by the State of California's Division of Workers' Compensation, the Medical Disability Advisor and through the State of California's Industrial Medical Protocols as they are published.

Hospitals

     The Company has been successful in creating relationships with some of the premier medical centers of California. The relationships established with medical centers are not for access or service as they provide access and service to all. Rather, these relationships are maintained by the Company to provide services to the Company's HCO enrollees.

Ancillary Services

     The Company has contracted a full range of ancillary services to cover all requirements of the California Department of Corporations and Department of Industrial Relations. This includes interpreter services, ambulances, physical therapy, occupational therapy, pharmacies and much more. The ancillary services are vital to ensure there is a complete network capable of independently providing all care that may be necessary.

Competition

     Although the Company is one of the first commercial enterprises capable of offering HCO services, there are new companies that are currently setting up similar services as those being offered by the Company. Many of these competitors may have greater financial, research and marketing experience and resources than the Company, and will represent substantial long-term competition. In California there are currently fifteen (15) certified health care organization licenses (two of which belong to the Company) issued to approximately seven companies. This translates into approximately six direct competitors, with Comp Partners being the largest.

                                     8
     The Company plans to gain a competitive advantage by marketing itself as a legal medical organization not just a medical company. The Company's CEO and Medical Director are both attorneys. In addition, the Company is the only HCO that owns a network of providers as opposed to leasing a network. The Company believes this is advantageous because they can market a direct relationship with providers rather than relying on third party relationships.

Employees

     The Company, through its subsidiary, currently has nine full time employees and ten part-time employees. In addition, the officers and directors work on a part time, as needed, basis with no commitment for full time employment. Over the next twelve months, the Company anticipates hiring additional employees as needed and as revenues and operations warrant.

Reports to Security Holders

     The Company is subject to the reporting requirements of the Securities Exchange Act of 1934. As such, the Company is required to file annual and quarterly reports with the Securities and Exchange Commission ("SEC") in accordance with reporting requirements. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company will be an electronic filer and the SEC maintains an Internet site that will contain reports and other information regarding the Company which may be viewed at ttp://www.sec.gov.

--------------------------------------------------------------------------

                      ITEM 2.  DESCRIPTION OF PROPERTY

--------------------------------------------------------------------------

     The Company's president has allowed the Company to utilize approximately 300 square feet of his office space at no charge. The Company anticipates using this space on the same terms for the next twelve months. The executive offices are located at Newport Beach, California. The Company's subsidiary Medex leases approximately 3,504 square feet of office space in Long Beach, California. Under the terms of the lease Medex is required to pay $6,189.70 per month through February of 2004, $6,307.20 from March of 2004 through February of 2005 and $6,482.40 from March of 2005 through February of 2006. There is no provision in the lease for extension or renewal but the Company anticipates it will be able to renew or secure other office space on similar terms if it is required to do so. The Company does not anticipate needing any additional office space in the next twelve months. If the need arises, the Company believes it will be able to secure additional office space on acceptable terms. The Company does not own or lease any other property.

--------------------------------------------------------------------------

                         ITEM 3.  LEGAL PROCEEDINGS

--------------------------------------------------------------------------

     To the knowledge of management, there is no material litigation or governmental agency proceeding pending or threatened against the Company or its management. Further, the Company is not aware of any material pending or threatened litigation or governmental agency proceeding to which the Company or any of its directors, officers or affiliates are or would be a party.


--------------------------------------------------------------------------

                 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITIES HOLDERS

--------------------------------------------------------------------------

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ending December 31, 2002.

--------------------------------------------------------------------------

                                  PART II

--------------------------------------------------------------------------

                   ITEM 5.  MARKET FOR COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------

The Company's shares are currently traded on the Pink Sheets under the symbol "PHCO". The Company plans to apply for a listing on the Over-the-Counter Bulletin Board ("OTCBB") if and/or when it can meet OTCBB requirements. The Company currently has 15,408,982 shares outstanding held by approximately 1,081 shareholders. The following table shows the historical bid and ask price data for PHCO:

                                             BID PRICES          ASK PRICES
                                         HIGH       LOW      HIGH       LOW
2001
     First Quarter                      1.50       .75      2         1.25
     Second Quarter                     2         1.50      2.25      1.075
     Third Quarter                      2         1.75      2.25      2.25
     Fourth Quarter                     1.75       .45      2.25      1

2002
     First Quarter                       .45       .45      1.01      1.01
     Second Quarter                      .45       .15      1.15      1.01
     Third Quarter                      2         1.75      2.25      2.25
     Fourth Quarter                     1.75       .45      2.25      1

The above quotations, as provided by the Pink Sheets, LLC., represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent any actual transactions.

Approximately 902,964 of the Company's unissued common shares are subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company. Of the 15,408,982 outstanding shares of common stock approximately 14,499,527 are restricted common shares of the Company and approximately 154,090 shares are eligible for resale pursuant to Rule 144 every 90 days. The Company has no agreements to register shares on behalf of shareholders currently holding unregistered securities. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Utah law. Under Utah law, dividends may be paid to the extent that the corporation's assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business.

     Recent Sales of Unregistered Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The following securities, which are not registered under the Securities Act of 1933, were issued since in the Company's last fiscal year ended December 31, 2002.

     In August of 2002, the Company granted options to purchase approximately 85,000 restricted common shares of the Company to four employees. 50% of the options vested upon grant, 25% will vest on the first annual anniversary of the grant date and the remaining 25% will vest on the second annual anniversary of the grant date. The exercise price of the options is $0.05 and they expire five years from the grant date.

In August of 2002, the Company issued approximately 345,982 restricted common shares, A Warrants to purchase an additional 345,982 restricted common shares and B Warrants to purchase an additional 345,982 restricted common shares to Manfred Heeb to resolve debt in the amount of $345,982. The shares were not publicly offered. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company converted outstanding debt in the amount of $345,982 in exchange for the shares and warrants.

     In August of 2002, the Company issued approximately 500,000 restricted common shares in exchange for services. The shares were not publicly offered. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company received no cash for the shares.

     In October of 2002, the Company issued approximately 4,500,000 restricted common shares to four entities in exchange for services. The shares were not publicly offered. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company received no cash for the shares.

--------------------------------------------------------------------------

                   ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL STATEMENTS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------

Liquidity and Capital Resources

The Company has limited liquidity and capital resources and the financial statements have been issued with a going concern opinion. The Company does not currently possess a financial institution source of financing and the Company cannot be certain that existing sources of cash will be adequate to meet liquidity requirements. The Company's future capital requirements will depend on its ability to successfully implement its business plan and other factors, including (i) the ability of the Company to maintain its existing customer base and to expand its customer base, and (ii) overall financial market conditions where the Company might seek potential investors.

During the fiscal year ended December 31, 2002, the Company negotiated to convert debt in the amount of $345,982 to equity, which greatly improved the Company's liquidity. There are no other substantial debts remaining in the Company that could be negotiated and converted to equity.

As of December 31, 2002, the Company had cash on hand of $201,875 compared to $164,136 at the December 31, 2001 year end. Management believes that cash on hand and anticipated revenues will be sufficient to cover operating costs over the next twelve months. Therefore, the Company does not anticipate needing to find other sources of capital at this time. If the Company's revenues, however, are less than anticipated the Company will need to find other sources of capital to continue operations. The Company would then seek additional capital in the form of debt and/or equity.
While the Company believes that it is capable of raising additional capital, there is no assurance that the Company will be successful in locating other sources of capital on favorable terms or at all.

Results of Operations

Comparison of the year ended December 31, 2002, and the year ended December 31, 2001.

The first revenues were realized by the Company in January of 2002 in the amount of approximately $12,000 and increased steadily to approximately $68,000 per month by August of 2002 and remained steady for the remainder through December of 2002. For the fiscal year ended December 31, 2002 the Company generated total revenues in the amount of $653,427 from approximately ten different employers representing approximately 13,000 enrollees resulting in a net profit of $21,290 for the fiscal year. During the same period of the fiscal year ended December 31, 2001 the Company had no revenues and had to fund operations with paid in capital which resulted in a net loss of $302,196. The significant changes in revenues for 2002 compared to 2001 were a result of the Company putting its business in place and due to the competitor Priority Comp going out of business, the Company being able to pick up a majority of their business. The total expenses of the Company increased from $302,196 in fiscal 2001 to $632,705 in 2002 due to expenses related to providing the HCO services, which services were not provided in the previous period. Thus the changes in revenues, expenses and the change from net loss to net profit are because the Company was able to open its doors for business in 2002 which allowed for the generation of revenue but required additional operational expenses to provide the HCO services.

Plan of Operations

As mentioned previously, the business of the Company is that of its wholly owned subsidiary Medex. Over the next twelve months the Company plans to focus its efforts on increasing enrollment in the Medex HCO throughout southern California. The Company is currently in discussions with several businesses and has distributed marketing packets to other potential customers. The Company will maintain and continue to establish relationships with doctors, nurses and other ancillary services who have experience in the workers' compensation industry. These relationships are vital to the success of the Company as they help the HCO service keep workers' compensation costs down by ensuring proper care.

Due to escalating workers' compensation costs in the State of California and the HCO's ability to assist employers to control and reduce this cost, management believes that many additional California employers may contract the services of an HCO. The Company is actively positioning itself to contract as many employers as possible. Any additional employees enrolled will also cause costs and expenses to proportionately increase. The Company has expanded the executive offices and plans to hire additional employees as they are needed to meet any increase in enrollment.


--------------------------------------------------------------------------

                       ITEM 7.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------






                   Pacific Healthcare Organization, Inc.
                        Audited Financial Statements
                             (In U.S. Dollars)

                             December 31, 2002
                                    and
                             December 31, 2001


/Letterhead/


                        Independent Auditor's Report
                       -----------------------------

To the Board of Directors
Pacific Healthcare Organization, Inc.

We have audited the accompanying balance sheets of Pacific Healthcare Organization, as of December 31, 2002 and 2001, and the related statements of income, retained earnings and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Pacific Healthcare Organization, Inc., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles, in the United States of America.



/S/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates
Salt Lake City, Utah
June 11, 2003


                   Pacific Healthcare Organization, Inc.
                               Balance Sheet

                                                   December      December
                                                   31, 2002      31, 2001
                                                 ------------  ------------

                                   Assets

Current Assets
--------------
  Cash                                           $   201,875   $   164,136
  Accounts Receivable                                 42,581          -
  Prepaid Expenses                                     9,896         6,174
                                                 ------------  ------------
     Total Current Assets                            254,352       170,310

Property & Equipment (Note 5)
--------------------
  Computer Equipment                                  41,927        17,201
  Furniture & Fixtures                                 7,082         4,559
                                                 ------------  ------------
     Total Property & Equipment                       49,009        21,760

     Less: Accumulated Depreciation                  (14,848)       (2,209)
                                                 ------------  ------------
     Net Property & Equipment                         34,161        19,551
                                                 ------------  ------------
     Total Assets                                $   288,513   $   189,861
                                                 ============  ============




 The accompanying notes are an integral part of these financial statements.

                   Pacific Healthcare Organization, Inc.
                               Balance Sheet

                                                   December      December
                                                   31, 2002      31, 2001
                                                 ------------  ------------

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable                               $     3,600   $     -
  Accrued Expenses                                    75,514         -
  Note Payable - Shareholder (Note 7)                  -           345,982
                                                 ------------  ------------
     Total Current Liabilities                        79,114       345,982

Stockholders' Equity (Note 9)
--------------------
  Preferred Stock; 5,000,000 Shares
   Authorized at $0.001 Par Value;
   Zero Shares Issued and Outstanding                  -             -
  Common Stock; 50,000,000 Shares
   Authorized at $0.001 Par Value;
   15,408,982 and 10,063,000 Shares Issued
   and Outstanding, Respectively                      15,409        10,063
  Additional Paid In Capital                         447,545       155,903
  Additional Paid In Capital - Warrants              122,694        18,900
  Accumulated (Deficit)                             (376,249)     (340,987)
                                                 ------------  ------------
     Total Stockholders' Equity                      209,399      (156,121)
                                                 ------------  ------------
     Total Liabilities & Stockholders' Equity    $   288,513   $   189,861
                                                 ============  ============




 The accompanying notes are an integral part of these financial statements.

                   Pacific Healthcare Organization, Inc.
                          Statement of Operations

                                                   December      December
                                                   31, 2002      31, 2001
                                                 ------------  ------------

Revenues                                         $   653,427   $     -
--------                                         ------------  ------------

Expenses
--------
  Depreciation                                        12,639         2,209
  Consulting Fees                                    271,968       209,762
  Salaries & Wages                                   148,427        12,928
  Professional Fees                                   64,725        40,405
  Insurance                                           31,678         -
  Employment Enrollment                               56,552         -
  General & Administrative                           103,268        36,892
                                                 ------------  ------------
     Total Expenses                                  689,257       302,196
                                                 ------------  ------------
     Income (Loss) From Operations                   (35,830)     (302,196)

Other Income (Expenses)
-----------------------
  Interest Income                                        568         5,799
                                                 ------------  ------------
     Total Other Income (Expenses)                       568         5,799

     Income (Loss) Before Taxes                      (35,262)     (296,397)

     Tax Expense                                       -             -
                                                 ------------  ------------
     Net Income (Loss)                           $   (35,262)  $  (296,397)
                                                 ============  ============

Income (Loss) Per Share
-----------------------
     Basic                                       $     (.003)  $     (.031)
     Diluted                                           (.003)        (.031)

Weighted Average Shares Outstanding
-----------------------------------
     Basic                                        11,540,493     9,508,424
     Diluted                                      11,540,493     9,508,424



 The accompanying notes are an integral part of these financial statements.

                   Pacific Healthcare Organization, Inc.
                     Statement of Stockholders' Equity
                 From January 1, 2001 to December 31, 2002


                                         Common Stock         Paid In    Accumulated
                                   Shares        Amount       Capital       Deficit
                               ------------  ------------  ------------  ------------

Balance, January 1, 2001           665,695    $      666    $   36,299    $  (44,590)

Shares Issued for Cash at
$.036 Per Share                    700,000           700        24,300

Shares Issued for Services at
$.035 Per Share                  2,134,305         2,134        72,567

Shares Issued for Acquisition
of Medex Healthcare, Inc.        6,500,000         6,500       (24,300)

Shares Issued for Cash at
$.700 Per Share                     63,000            63        44,037

A & B Warrants                                                  18,900

Contributed Capital                                              3,000

Net Loss for the Year Ended
December 31, 2001                                                           (296,397)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2001      10,063,000        10,063       174,803      (340,987)

Conversion of Note Payable
at $.70 Per Share                  345,982           346       241,842

A Warrants Issued at $.20 Per
Warrant; B Warrants at $.10
Per Share                                                      103,794

Contributed Capital                                              4,800

Shares Issued for Services
at $.01 Per Share                  500,000           500         4,500

Shares Issued for Services
at $.01 Per Share                4,500,000         4,500        40,500

Net Loss for the Year Ended
December 31, 2002                                                            (35,262)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2002      15,408,982   $    15,409   $   570,239   $  (376,249)
                               ============  ============  ============  ============

 The accompanying notes are an integral part of these financial statements.

                   Pacific Healthcare Organization, Inc.
                          Statement of Cash Flows
                      For the Years Ended December 31

                                                          2002          2001
                                                      ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                                   $   (35,262)  $  (296,397)
  Adjustments to Reconcile Net Income to Net Cash:
   Contributed Services                                     4,800         3,000
   Depreciation                                            12,639         2,209
   Shares Issued for Services                              50,000        74,701
  Changes in Operating Assets & Liabilities:
   (Increase) Decrease  in Prepaid Expenses                (3,722)       (6,174)
   (Increase) Decrease in Accounts Receivable             (42,581)        -
   Increase (Decrease) in Accounts Payable                  3,600         -
   Increase (Decrease) in Accrued Expenses                 75,514         -
                                                      ------------  ------------
   Net Cash Provided by Operating Activities               64,988      (222,661)

Cash Flows from Investing Activities
------------------------------------
  Purchase of Computer Equipment                          (24,726)      (17,201)
  Purchase of Furniture & Fixtures                         (2,523)       (4,559)
                                                      ------------  ------------
   Net Cash Used by Investing Activities                  (27,249)      (21,760)

Cash Flows from Financing Activities
------------------------------------
  Proceeds from Sale of Warrants                            -            18,900
  Proceeds from Issuance of Stock                           -            44,100
                                                      ------------  ------------
   Net Cash Provided by Financing Activities                -            63,000

   Increase (Decrease) in Cash                             37,739      (181,421)

   Cash at Beginning of Period                            164,136       345,557
                                                      ------------  ------------
   Cash at End of Period                              $   201,875   $   164,136
                                                      ============  ============

Supplemental Cash Flow Information
----------------------------------
  Interest                                            $     -       $     -
  Taxes                                                     -             -



 The accompanying notes are an integral part of these financial statements.

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 1 - Corporate History
--------------------------

Pacific Health Care Organization, Inc., was incorporated under the laws of the state of Utah on April 17, 1970 under the name Clear Air, Inc. On September 25, 2000, the Company changed its name to Pacific Health Care Organization, Inc. On February 26, 2001, the Company acquired Medex Healthcare, Inc. ("Medex"), a California corporation organized March 4, 1994, in a share for share exchange in which the Company acquired all of the outstanding shares of Medex in exchange for 6,500,000 shares of the Company. The acquisition of Medex by the Company was accounted for as a reverse acquisition, and therefore Medex was considered the accounting acquirer. The financial statements, contained herein, are those of Medex Healthcare, Inc., for all periods presented.

NOTE 2 - Significant Accounting Policies
----------------------------------------

A.   The Company uses the accrual method of accounting.
B. Revenue Recognition: The Company recognizes revenue when the services have been provided to the customer. Revenue from sales of services and related cost of services sold are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller's price is fixed or determinable and collectibility is reasonably assured.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Primary Earnings Per: Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
E. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets for the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.
F.   Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
G. Consolidation Policies: The accompanying consolidated financial statements include the accounts of the company and its majority - owned subsidiaries. Intercompany transactions and balance have been eliminated in consolidation.




                                 Continued

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 3 - New Technical Pronouncements
-------------------------------------

In June 2001, SFAS No. 141, "Business Combinations" was issued to be used in combinations after June 30, 2001. It is anticipated that SFAS No. 141, will have no effect upon the Company's financial statements.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued for fiscal years beginning after December 31, 2001. Adoption of SFAS 142 did not have an impact on the Company's financial statements.

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued for fiscal years beginning after June 15, 2001. The Company has elected to adopt SFAS No. 143, effective with the fiscal year ended December 31, 2002. It is anticipated that SFAS 143, will have little or no effect upon the Company's financial statements.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued for fiscal years beginning after December 15, 2001. The Company has elected to adopt SFAS No. 144, effective with the fiscal year ended December 31, 2002. It is anticipated that SFAS 14, will have little or no effect upon the Company's financial statements.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Ammendment of FASB Statement No. 13, and Technical Corrections" was issued for fiscal years beginning on or after May 15, 2002. Adoption of SFAS 145 did not have an impact on the Company's financial statements.

NOTE 4 - Related Party
----------------------

During 2002 and 2001, the Company's President allowed the Company to utilize office space at his personal residence. The President's Secretary uses this space on a daily basis. In accordance with SFAS 57, "Related Party Disclosures", the fair market value of the office space has been charged to general expenses with a corresponding entry to contributed capital. The fair market value of the office space was determined to be $250 per month, resulting in a total capital contribution of $3,000 for the years ending December 31, 2002 and 2001.

NOTE 5 - Fixed Assets
---------------------

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation. Scheduled below are the assets, costs and accumulated depreciation at December 31, 2002 and 2001.



                                 Continued

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 5 - Fixed Assets (continued)
---------------------

                           December  December  December  December  December  December
Assets                     31, 2002  31, 2001  31, 2002  31, 2001  31, 2002  31, 2001
                           -------- ---------  --------  --------  --------  --------
Computer Equipment         $41,927   $17,200   $13,512   $ 1,720   $11,792   $ 1,720
Furniture & Fixtures         7,082     4,560     1,336       489       847       489
                           --------  --------  --------  --------  --------  --------
  Totals                   $49,009   $21,760   $14,848   $ 2,209   $12,639   $ 2,209
                           ========  ========  ========  ========  ========  ========

NOTE 6 - Income Taxes
---------------------

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:


                           Year of Loss        Amount       Expiration Date
                          --------------    -----------     ---------------
                                2000        $   44,590             2020
                                2001           296,397             2021
                                2002            35,262             2022

                                                     2002          2001
                                                 ------------  ------------
 Current Tax Asset Value of Net Operating Loss
  Carryforwards at Current Prevailing Federal
  Tax Rate                                       $   112,874   $   102,296
 Evaluation Allowance                               (112,874)     (102,296)
                                                 ------------  ------------
  Net Tax Asset                                  $     -       $     -
                                                 ============  ============
  Current Income Tax Expense                     $     -       $     -
  Deferred Income Tax Benefit                          -             -

The Company has remaining cumulative net operating loss carryforwards of $376,249 to be offset against future earnings.

                                 Continued
                                     22
                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 7 - Notes Payable
----------------------

During the 2001 year, the Company issued a convertible note payable in the amount of $345,982. The note is convertible into 345,982 restricted common shares, A Warrants to purchase an additional 345,982 restricted shares, and B Warrants to purchase an additional 345,982 restricted shares of common stock.

The Company has the following notes payable obligations:

                                                        December     December
                                                          2002          2001
                                                      ------------  ------------
Convertible Note Payable to an unrelated individual,
 bearing interest at 8% per annum, unsecured,
 due on December 31, 2002.                            $     -       $   345,982
                                                      ------------  ------------
  Total                                                     -           345,982
  Less Current Maturities                                   -           345,982
                                                      ------------  ------------
  Total Notes Payables                                $     -       $     -
                                                      ============  ============

NOTE 8 - Operating Leases
-------------------------
On March 1, 2001, the Company entered into a lease agreement to lease office space at 5150 East Pacific Coast Highway, Long Beach, California 90804. The Company paid $1,962 and $2,020 per month for a 1,154 square foot facility, for the periods ending February 28, 2002 and 2003, respectively.

An amendment to the lease was entered into on January 29, 2003 and commenced March 1, 2003, wherein the rentable square feet increased to 3,504 and the expiration date of the lease extended to February 28, 2006. The monthly lease payments also increased to $4,133 during the early months of the lease, to $6,482 at its expiration. A lease deposit of $6,174 was required prior to signing. The space the Company is leasing is sufficiently large enough to accommodate all of its administrative needs.

Total Lease Commitments;                  Year          Amount
                                      ------------   ------------
                                              2003   $    51,543
                                              2004        75,451
                                              2005        77,438
                                              2006        12,965
                                              2007         -
                                                     ------------
                                             Total   $   217,397
                                                     ============

Rent expense for the year ended December 31, 2002 and December 31, 2001 was $24,862 and $19,747, respectively.
                                 Continued
                                     23
                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 9 - Stockholders' Equity
-----------------------------
In August of 2002, the Company issued 345,982 restricted common shares, detachable A Warrants to purchase an additional 345,982 restricted common shares and detachable B Warrants to purchase an additional 345,982 restricted common shares to Manfred Heeb to resolve debt in the amount of $345,982. The shares were not publicly offered. The shares were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933. The Company settled outstanding debt in the amount of $345,982 for the shares and warrants.

During the 2002 year, the Company issued 5,000,000 shares of common stock in exchange for consulting services rendered. The cost of services has been charged to operations. Capital stock and related additional paid-in capital have been increase by $5,000 and $45,000 respectively.

During 2001, the Company issued 63,000 restricted common shares, detachable A Warrants to purchase an additional 63,000 restricted common shares and detachable B Warrants to purchase an additional 63,000 restricted common shares to five persons pursuant to subscriptions received from a private offering.

The A Warrant is exercisable at $3.00 for a period of five years and the B Warrant is exercisable at $6.00 for a period of five years pursuant to the subscriptions the Company has received in connection with the Private Offering Memorandum. Shares issued upon the exercise of Warrants shall be restricted stock, shall bear the appropriate restrictive legend and shall be subject to the resale provisions of Rule 144 and to the rules promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company shall issue the warrants to the subscribers pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933. Accordingly $44,037 has been charged to additional paid-in capital, representing the excess of cash received over the par value of the stock. In addition $18,900 has been charged to additional paid-in capital, representing the amount paid for the A and B Warrants.

During 2001, the Company issued 2,134,305 shares of common stock in exchange for consulting services rendered. At the date of issuance, valuation of the services was attached to the most recent sale which took place at $.035 in January 2001. The cost of the services has been charged to operations, and capital stock has been increased by $2,134, with a corresponding increase of additional paid in capital of $72,567.

NOTE 10 - Major Customers
-------------------------

The Company had one customer who accounted for $128,624 of its sales during the year ended December 31, 2002.

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 11 - Net Earnings (Loss) Per Share
---------------------------------------

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Issuable shares of 408,982 detachable A Warrants and 408,982 detachable B Warrants were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the years ended December 31, 2002 and 2001.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

  Common shares outstanding during the entire period                      15,408,982
  Weighted-average shares paid for, but not issued during the period.          -
                                                                         ------------
  Weighted-average number of common shares used in basic EPS              15,408,982
     dilutive effect of options                                                    -
                                                                         ------------
  Weighted-average number of common shares used in basic EPS
     dilutive effect of warrants                                                   -
                                                                         ------------
  Weighted-average number of common shares and dilutive potential
     common shares used in diluted EPS                                    15,408,982
                                                                         ============

NOTE 12 - Options for Purchase of Common Stock
----------------------------------------------

In August 2002, the Company adopted a stock option plan. The Company adopted a plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company's common stock at a purchase price equal to or greater than fair market value as of the
date of the grant.   Options are exercisable six months after the grant
date and expire five years from the grant date. The plan calls for a total of 1,000,000 shares to be held for grant. A summary of activity follows;

Stock Option Plan
                                                             2002
                                                 --------------------------
                                                                   Weighted
                                                                    Average
                                                       Number      Exercise
                                                    of Shares         Price
                                                 ------------  ------------
     Outstanding at beginning of year                  -       $    -
     Granted                                          85,000           .05
     Exercised                                         -             -
     Canceled                                          -             -
                                                 ------------  ------------
       Outstanding at end of year                     85,000   $       .05
       Exercisable at end of year                     85,000   $       .05

                                 Continued
                                     25

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 12 - Options for Purchase of Common Stock (continued)
----------------------------------------------

In accordance with SFAS 123, "Accounting for Stock-Based Compensation", no option expense was recognized for the year ended December 31, 2002 since the exercise price of the options exceeded the market value of the Company's common stock.

The fair value of the option grant was established at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions;

                                                                   2002
                                                               ------------
     Risk-free interest rate                                          3.0%
     Dividend yield                                                     0%
     Volatility                                                       100%
     Average expected term (years to exercise date)                    1/2

Employee stock options outstanding and exercisable under this plan as of December 31, 2002 is:


Stock Option Plan
                                               Weighted
                                 Weighted      Average                     Weighted
        Range                     Average      Remaining                    Average
     of Exercise                of Exercise   Contractual                 of Exercise
        Price          Options     Price     Life (years)       Options      Price
    ------------  ------------ ------------  ------------  ------------  ------------
            $.05       85,000         $.05           4.58       85,000          $.05

















                                 Continued
                                     26

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 13 - Prior Period Adjustments
----------------------------------

The accompanying financial statements for the year ended December 31, 2002 and 2001 have been restated to correct an error related to general and administrative expenses, consulting expenses and related contributed capital, and additional paid-in-capital.

The effect of prior period accounting errors relating to general and administrative expenses and contributed capital resulted in the following changes as of December 31, 2002 and 2001:

                                  December 31, 2002        December 31, 2001
                               ------------------------ ------------------------
                                    As                       As
                                Previously       As      Previously        As
                                  Reported    Restated    Reported     Restated
                               -----------  ----------- -----------  -----------
Balance Sheet:
 Contributed Capital           $    3,000   $    6,300  $      -     $    3,000
 Additional Paid-in-Capital       374,978      447,545      83,336      155,903
Statement of Operations
 General & Administrative          99,968      103,268      33,892       36,892
 Consulting Expenses              344,535      271,968     137,195      209,762

Net earnings (loss)               (51,277)      21,290    (220,830)    (223,830)

Net earnings (loss) per common
 and common equivalent share
  Basic                             (.004)        .002       (.024)       (.031)
  Diluted                           (.004)        .002       (.024)       (.031)
                               -----------  ----------- -----------  -----------

Accumulated deficit as of January 1, 2003 has been increased by $75,567 for the effects of the restatement on prior years.

---------------------------------------------------------------------------

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

---------------------------------------------------------------------------

     None.


---------------------------------------------------------------------------

                                  PART III

---------------------------------------------------------------------------

           ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
                    AND CONTROL PERSONS; COMPLIANCE WITH
                     SECTION 16(a) OF THE EXCHANGE ACT

---------------------------------------------------------------------------

The following table sets forth the Company's directors, executive officers, promoters and control persons, their ages, and all offices and positions held within the Company as of April 30, 2003. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board of Directors.

Name                Age       Position                 Management Since

Tom Kubota          64        President, Director      2000

Donald Hellwig      62        CFO                      2003

Rudy LaRusso        66        Secretary, Director      2000

Tom Roush           47        Director                 2003


     The following sets forth certain biographical information relating to the Company's Officers and Directors:

     Tom Kubota, age 64.
     -------------------
     Mr. Kubota has thirty years of experience in the investment banking, securities and corporate finance field. He held the position of Vice President at Drexel Burnham Lambert; at Stem, Frank, Meyer and Fox; and at Cantor Fitzgerald. Mr. Kubota is the president of Nanko Corporation, which specializes in capital formation services for high technology and natural resources companies. He has expertise in counseling emerging public companies and has previously served as a director of both private and public companies. For the last five years, Mr. Kubota has been primarily engaged in running his consulting firm Nanko Investments, Inc.

     Donald C. Hellwig, age 62.
     --------------------------
     Mr. Hellwig has been primarily engaged as a self-employed accountant for the last fifteen years working with various businesses and high net worth individuals. Mr. Hellwig received an Associates of Arts in 1961 from Santa Monica City College and a Bachelors of Science degree from UCLA in 1964 in Business Administration with an emphasis in accounting. Prior to being self employed Mr. Hellwig held various positions with several companies such as Chief Accountant at Continental Airlines and the Manager of Accounting at Flying Tiger Lines.

     Rudy La Russo, age 66.
     ----------------------
     Mr. La Russo graduated from Dartmouth College where he was awarded the Rafer Johnson Award, an annual award presented to a top scholar-athlete.
He also attended the Amos Tuck Business School. He served as Vice President of Chanco Medical Industries and subsequently the CEO of Carex International Inc., an operator of convalescent hospitals. For the last five years he has primarily served as President of La Russo & Assoc., Inc., where he directs his consulting firm in investment advice for professional athletes and development stage companies.

     Tom Roush, age 47.
     ------------------
     Mr. Roush graduated from Ohio Wesleyan University in 1978 with a Bachelors of Arts in history and communications. For the last four years Mr. Roush has been principally engaged as an account manager for a software company. Prior to that Mr. Roush served as the CEO of Medex Healthcare, Inc., a wholly owned subsidiary of the Company.

     Key Employees/Advisors

     Donald P. Balzano.
     CEO of Medex Healthcare, Inc.
     (wholly owned subsidiary of the Company).
     -----------------------------------------
     Mr. Balzano is a graduate of the UCLA School of Law and is a member of the State Bar of California. From 1979 through 1990 he was the president of Western Medical Review and Care Resources, Inc. From 1990 through 1995 he founded Balzano & Associates which focused on medical and legal delivery systems for workers' compensation programs and he held the position of vice president and general counsel for Keenan & Associates where he was responsible for corporate legal activity and for creation of a workers' compensation defense attorney and managed medical care program. From 1996-2001 Mr. Balzano served as the president and CEO of Priority CompNet, a California workers' compensation health care organization. Mr. Balzano has been with the Company since 2001. He has brought a unique combination of legal and medical expertise to the Company.

     Compliance with Section 16(a) of the Exchange Act

     Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears that Mr. Kubota, Mr. LaRusso and Mr. Roush inadvertently failed to timely file Form 3s disclosing the initial statement of ownership.

---------------------------------------------------------------------------

                      ITEM 10.  EXECUTIVE COMPENSATION

---------------------------------------------------------------------------

     The following chart sets forth the compensation paid by the Company to each Officer and Director and its other most highly compensated executive officers whose total salary and bonus exceeded $100,000.00 for the last two fiscal years, and the planned compensation during the remainder of the current fiscal year. No officer or director of the Company had a salary and bonus during the fiscal years ended December 31, 2002, 2001 or 2000 that exceeded $100,000.00 for services rendered in all capacities to the Company.

                              SUMMARY COMPENSATION TABLE

                                                  Long Term Compensation
                                                    Awards
                                                     Restr           Payouts
                                             Other   icted                        All
Name and                                    Annual   Stock                      Other
Principal                           Bonus   Compen  Awards  Options     LTIP   Compen
Position           Year   Salary        $   sation     (1)    /SARs   Payout   sation
-------------------------------------------------------------------------------------
Tom Kubota         2002      700      -0-      -0-     -0-      -0-      -0-      -0-
President, CEO     2001      -0-   23,000   35,000   1,754      -0-      -0-      -0-
                                               (1)
Director           2000      -0-      -0-      -0-     -0-      -0-      -0-      -0-

Donald Hellwig     2002      -0-      -0-      -0-     -0-      -0-      -0-      -0-
CFO                2001      -0-      -0-      -0-     -0-      -0-      -0-      -0-
                   2000      -0-      -0-      -0-     -0-      -0-      -0-      -0-

Rudy LaRusso       2002      700      -0-      -0-     -0-      -0-      -0-      -0-
Secretary          2001      -0-      -0-      -0-     330      -0-      -0-      -0-
Director           2000      -0-      -0-      -0-     -0-      -0-      -0-      -0-

Tom Roush          2002      -0-      -0-      -0-     -0-      -0-      -0-      -0-
Director           2001      -0-      -0-      -0-     -0-      -0-      -0-      -0-
                   2000      -0-      -0-      -0-     -0-      -0-      -0-      -0-

Donald Balzono     2002  104,000      -0-      -0-     -0-      -0-      -0-      -0-
CEO of Company     2001      -0-      -0-      -0-     -0-      -0-      -0-      -0-
Subsidiary Medex   2000      -0-      -0-      -0-     -0-      -0-   -0--0-

(1) Tom Kubota provided consulting services to the Company through Nanko Investments, Inc., his private consulting business. This amount represents funds paid by the Company to Nanko Investments, Inc. These services were provided on terms at least as favorable as could have been negotiated with an independent third party.

     No other compensation has been paid directly or accrued to any other officer or director of the Company to date. The Company has no policy for compensating its directors for attendance at Board of Directors meetings or for other services as directors.

     Compensation of officers and directors is determined by the Company's Board of Directors and is not subject to shareholder approval. The Company has no retirement, pension, or benefit plan at the present time, however, the Board of Directors may adopt plans as it deems to be reasonable under the circumstances.

Employment Contracts and Termination of Employment and Change in Control Arrangement

     The Company has no employment agreements with its employees or executive officers. In the past three years no executive officer has received any amounts in connection with an executive officer's resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company or a change in the executive officer's responsibilities after a change in control. Because the Company has no employment agreements in place its business could be adversely affected if certain key employees could not be retained.


---------------------------------------------------------------------------

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT

---------------------------------------------------------------------------

     The following table sets forth as of November 24, 2003, the name and the number of shares of the Registrant's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


Type of                                           Amount & Nature of       % of
Security  Name and Address                        Beneficial Ownership     Class

Common    Tom Kubota (1) (2)                              2,153,931         13.97%
          615 Bay Hill Drive
          Newport Beach, CA 92660

Common    Nanko Investments (2)                           1,702,305         11.05%
          615 Bay Hill Drive
          Newport Beach, CA 92660

Common    Donald Hellwig (1)                                  3,000             0%
          6266 Morley Avenue
          Los Angeles, CA 90056

Common    Rudy LaRusso (1)                                  300,000          1.95%
          218 Homewood Road
          Los Angeles, CA 90049


Common    Peter G. Alexakis                               1,083,333          7.03%
          2001 Santa Monica Blvd Suite 1190W
          Santa Monica, CA  90404

Common    Tom Roush (1)                                   1,083,333          7.03%
          20457 Kesley St
          Canyon Country, CA  91351

Common    Marvin Teitelbaum                               1,083,333          7.03%
          354 Homewood Road
          Los Angeles, CA  90049

Common    William Rifkin                                  1,083,333          7.03%
          11820 Mayfield Ave #106
          Brentwood, CA  90049

Common    Janet Zand                                      1,083,333          7.03%
          1505 Rockcliff Road
          Austin, TX  78796

Common    Donald P. Balzano (3)                           1,083,335          7.03%
          5422 Michelle Drive
          Torrance, CA  90503

Common    Manfred Heeb                                    1,445,982          9.38%
          Meierhofstr Point 121
          Treisen, Liechtenstein Fl-9495

Common    Amafin Trust                                    1,500,000          9.73%
          Meierhofstr Point 121
          Treisen, Liechtenstein Fl-9495

Common    Eurifa Anstalt                                    900,000          5.84%
          Meierhofstr Point 121
          Treisen, Liechtenstein Fl-9495

Common    Auric Stiftung                                  1,500,000          9.73%
          PO Box 83
          Aeulestrasse 5
          Vaduz, Liechtenstein Fl-9490

-------------------------------------------------------------------------------------

          All officers and directors                      3,540,264         22.97%
          as a group (4 persons)

-------------------------------------------------------------------------------------

          Total Beneficial Ownership                     14,307,913         92.85%

-------------------------------------------------------------------------------------

(1) Officers and/or directors of PHCO.
(2) Mr. Kubota is the president of Nanko Investments, Inc., and therefore shares held by Nanko Investments, Inc., are counted as shares owned by Mr. Kubota.
(3) Mr. Balzano is the CEO of Medex Healthcare, Inc., a wholly owned subsidiary of the Company.

Change in Control

To the knowledge of the management, there are no present arrangements or pledges of the Company's securities that may result in a change in control of the Company.


---------------------------------------------------------------------------

                    ITEM 12.  CERTAIN RELATIONSHIPS AND
                            RELATED TRANSACTIONS

---------------------------------------------------------------------------

     As previously mentioned, the Company's president and director has allowed the Company to utilize approximately 300 square feet of office space at no charge. The Company anticipates using this space on the same terms for the next twelve months.

     The Company does not anticipate engaging in any additional significant
dealings with affiliates.   If, however, there are dealings with related
parties in the future, the Company will attempt to deal on terms competitive in the market and on the same terms that either party would deal with a third person.

---------------------------------------------------------------------------

                                  PART IV

---------------------------------------------------------------------------

                 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

---------------------------------------------------------------------------

(a)  Reports on Form 8-K.

     None.

(b)  Exhibits.  The following exhibits are included as part of this report:

Exhibit
Number    Title of Document                                 Location
-------   --------------------------------------------      ------------------------
3.1       Articles of Incorporation and amendments          Incorporated by reference
                                                            to Form 10-SB filed on
                                                            September 19, 2002

3.2       Bylaws                                            Incorporated by reference
                                                            to Form 10-SB filed on
                                                            September 19, 2002

4.1       PHCO 2002 Stock Option Plan                       Incorporated by reference
                                                            to Form 10-SB filed on
                                                            September 19, 2002

10.1      HCO Service Agreement                             Attached

21.1      Subsidiaries of Registrant                        Incorporated by reference
                                                            to Form 10-SB filed on
                                                            September 19, 2002


31.1      Certification of Principal Executive Officer      Attached

31.2      Certification of Principal Financial Officer      Attached

32        Certification Pursuant to Section 906 of          Attached
          the Sarbanes-Oxley Act of 2002


---------------------------------------------------------------------------

                     ITEM 14. CONTROLS AND PROCEDURES

---------------------------------------------------------------------------

     (a)  Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------
          The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this annual report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

     (b)  Changes in Internal Controls and Procedures.
          --------------------------------------------
          Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

---------------------------------------------------------------------------

                                 SIGNATURES

---------------------------------------------------------------------------

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                              PACIFIC HEALTH CARE ORGANIZATION, INC.

December 15, 2003             /s/ Tom Kubota
                              Tom Kubota
                              Chief Executive Officer

December 10, 2003             /s/ Donald C. Hellwig
                              Donald C. Hellwig
                              Chief Financial Officer