Form 10QSB
period 2003-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2003-12-19
CIK 1138476

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
  March 31, 2003                                             000-50009


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                  ----------------------------------------
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                   -----
       (State or other jurisdiction of incorporation or organization

                                 87-0285238
                                ------------
                    (I.R.S. Employer Identification No.)


                615 Bay Hill Drive, Newport Beach, CA 92660
              -----------------------------------------------
                  (Address of principal executive offices)

                               (949) 721-8272
                              ---------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                    None
                                   -----

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

        Common stock, par value $.001; 15,40,982 shares outstanding as of November 24, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements




                   Pacific Healthcare Organization, Inc.
                             (In U.S. Dollars)

                               March 31, 2003
                                (Unaudited)

                   Pacific Healthcare Organization, Inc.
                               Balance Sheet

                                                   March 31,   December 31,
                                                     2003          2002
                                                 ------------  ------------
                                                  (Unaudited)
                                   Assets
Current Assets
--------------
 Cash                                            $   217,556   $   201,875
 Accounts Receivable                                  78,634        42,581
 Prepaid Expenses                                     14,223         9,896
                                                 ------------  ------------
   Total Current Assets                              310,413       254,352

Property & Equipment (Note 5)
--------------------
 Computer Equipment                                   41,927        41,927
 Furniture & Fixtures                                 17,049         7,082
                                                 ------------  ------------
   Total Property & Equipment                         58,976        49,009

   Less: Accumulated Depreciation                    (18,492)      (14,848)
                                                 ------------  ------------
   Net Property & Equipment                           40,484        34,161
                                                 ------------  ------------
   Total Assets                                  $   350,897   $   288,513
                                                 ============  ============





























                                 Continued
                                     3

                   Pacific Healthcare Organization, Inc.
                               Balance Sheet

                                                   March 31,   December 31,
                                                     2003          2002
                                                 ------------  ------------
                                                  (Unaudited)
                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
 Accounts Payable                                     $9,748        $3,600
 Accrued Expenses                                    101,895        75,514
                                                 ------------  ------------
   Total Current Liabilities                         111,643        79,114

Stockholders' Equity (Note 9)
--------------------
 Preferred Stock; 5,000,000 Shares
  Authorized at $0.001 Par Value;
  Zero Shares Issued and Outstanding                   -             -
 Common Stock; 50,000,000 Shares
  Authorized at $0.001 Par Value;
  15,408,982 and 10,063,000 Shares Issued
  and Outstanding, Respectively                       15,409        15,409
 Additional Paid In Capital                          448,295       447,545
 Additional Paid In Capital - Warrants               122,694       122,694
 Accumulated (Deficit)                              (347,144)     (376,249)
                                                 ------------  ------------
   Total Stockholders' Equity                        239,254       209,399
                                                 ------------  ------------
   Total Liabilities & Stockholders' Equity      $   350,897   $   288,513
                                                 ============  ============

























 The accompanying notes are an integral part of these financial statements.
                                     4


                   Pacific Healthcare Organization, Inc.
                          Statement of Operations
                                (Unaudited)

                                                 For the Three Months Ended
                                                    March          March
                                                   31, 2003      31, 2002
                                                 ------------  ------------
                                                  (Unaudited)
Revenues                                         $   244,635   $    85,682
--------                                         ------------  ------------

Expenses
--------
 Depreciation                                          3,644         2,588
 Consulting Fees                                       9,800        34,635
 Salaries & Wages                                    124,603         -
 Professional Fees                                     7,373         6,338
 Insurance                                            14,384         -
 Employment Enrollment                                18,000         -
 General & Administrative                             37,783        13,177
                                                 ------------  ------------
   Total Expenses                                    215,587        56,738
                                                 ------------  ------------
   Income (Loss) From Operations                      29,048        28,944

Other Income (Expenses)
-----------------------
 Interest Income                                          57           371
                                                 ------------  ------------
   Total Other Income (Expenses)                          57           371
                                                 ------------  ------------
   Income (Loss) Before Taxes                         29,105        29,315

   Tax Expense                                         -             -
                                                 ------------  ------------
   Net Income (Loss)                             $    29,105   $    29,315
                                                 ============  ============

Income (Loss) Per Share
 Basic                                           $      .002   $      .003
 Diluted                                                .002          .003

Weighted Average Shares Outstanding
 Basic                                            15,408,982    10,063,000
 Diluted                                          15,408,982    10,063,000











 The accompanying notes are an integral part of these financial statements.
                                     5

                   Pacific Healthcare Organization, Inc.
                          Statement of Cash Flows
                                (Unaudited)

                                                     For the Three Months Ended
                                                         March          March
                                                        31, 2003      31, 2002
                                                      ------------  ------------
                                                       (Unaudited)
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                                   $    29,105   $    29,315
  Adjustments to Reconcile Net Income to Net Cash:
   Contributed Services                                       750         -
   Depreciation                                             3,644         2,588
  Changes in Operating Assets & Liabilities:
   (Increase) Decrease  in Prepaid Expenses                (4,327)        3,087
   (Increase) Decrease in Accounts Receivable             (36,053)      (33,711)
   Increase (Decrease) in Accounts Payable                  6,149         -
   Increase (Decrease) in Accrued Expenses                 26,380         -
                                                      ------------  ------------
     Net Cash Provided by Operating Activities             25,648         1,279

Cash Flows from Investing Activities
------------------------------------
  Purchase of Computer Equipment                            -            (3,063)
  Purchase of Furniture & Fixtures                         (9,967)        -
                                                      ------------  ------------
     Net Cash Used by Investing Activities                 (9,967)       (3,063)

Cash Flows from Financing Activities                        -             -
------------------------------------                  ------------  ------------
     Net Cash Provided by Financing Activities              -             -
                                                      ------------  ------------
     Increase (Decrease) in Cash                           15,681        (1,784)

     Cash at Beginning of Period                          201,875       164,136
                                                      ------------  ------------
     Cash at End of Period                            $   217,556   $   162,352
                                                      ============  ============

Supplemental Cash Flow Information
----------------------------------
  Interest                                            $     -       $     -
  Taxes                                                     -             -













 The accompanying notes are an integral part of these financial statements.
                                     6

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               March 31, 2003

NOTE 1 - Corporate History
--------------------------
Pacific Health Care Organization, Inc.(the "Company"), was incorporated under the laws of the state of Utah on April 17, 1970 under the name Clear Air, Inc. On September 25, 2000, the Company changed its name to Pacific Health Care Organization, Inc. On February 26, 2001, the Company acquired Medex Healthcare, Inc. ("Medex"), a California corporation organized March 4, 1994, in a share for share exchange in which the Company acquired all of the outstanding shares of Medex in exchange for 6,500,000 shares of the Company. The acquisition of Medex by the Company was accounted for as a reverse acquisition, and therefore Medex was considered the accounting acquirer. The financial statements, contained herein, are those of Medex Healthcare, Inc., for all periods presented.

NOTE 2 - Significant Accounting Policies
----------------------------------------
A.   The Company uses the accrual method of accounting.
B. Revenue Recognition: The Company recognizes revenue when the services have been provided to the customer. Revenue from sales of services and related cost of services sold are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller's price is fixed or determinable and collectibility is reasonably assured.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
E. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets for the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.
F.   Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
G. Consolidation Policies: The accompanying consolidated financial statements include the accounts of the company and its majority - owned subsidiaries. Intercompany transactions and balance have been eliminated in consolidation.








                                 Continued
                                     7

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               March 31, 2003

NOTE 3  - New Technical Pronouncements
--------------------------------------

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

NOTE 4  - Related Party
-----------------------

During the period ended March 31, 2003, the Company's President allowed the Company to utilize office space at his personal residence. The President's Secretary uses this space on a daily basis. In accordance with SFAS 57, "Related Party Disclosures", the fair market value of the office space has been charged to general expenses with a corresponding entry to contributed capital. The fair market value of the office space was determined to be $250 per month, resulting in a total capital contribution of $750 for the period ending March 31, 2003.

NOTE 5 - Fixed Assets
---------------------

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation. Scheduled below are the assets, costs and accumulated depreciation at March 31, 2003 and December 31, 2002.






                                 Continued
                                     8

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               March 31, 2003

NOTE 5 - Fixed Assets (continued)
---------------------

                                                   Accumulated        Depreciation
                               Cost      Cost      Depreciation          Expense
                              March  December     March  December     March  December
Assets                     31, 2003  31, 2002  31, 2003  31, 2002  31, 2003  31, 2002
                          --------- --------- --------- --------- --------- ---------
Computer Equipment         $41,927   $41,927   $16,904   $13,512    $3,393   $11,792
Furniture & Fixtures        17,049     7,082     1,588     1,336       251       847
                          --------- --------- --------- --------- --------- ---------
     Totals               $ 58,976  $ 49,009  $ 18,492  $ 14,848  $  3,644  $ 12,639
                          ========= ========= ========= ========= ========= =========

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                           Year of Loss        Amount       Expiration Date
                           -------------     ----------     ---------------
                                2000         $  44,590             2020
                                2001           296,397             2021
                                2002            35,262             2022
                                2003              -                  -

                                                            2003         2002
                                                        -----------  -----------
  Current Tax Asset Value of Net Operating Loss
   Carryforwards at Current Prevailing Federal Tax Rate $  104,143   $   95,909
  Evaluation Allowance                                    (104,143)     (95,909)
                                                        -----------  -----------
     Net Tax Asset                                      $     -      $    -
                                                        ===========  ===========
     Current Income Tax Expense                         $     -      $    -
     Deferred Income Tax Benefit                              -           -

The Company has remaining cumulative net operating loss carryforwards of $347,144 to be offset against future earnings.
                                 Continued
                                     9
                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               March 31, 2003

NOTE 7 - Operating Leases
-------------------------

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

     Total Lease Commitments;     Year         Amount
                              ----------   ------------
                                  2003      $   51,543
                                  2004          75,451
                                  2005          77,438
                                  2006          12,965
                                  2007           -
                                           ------------
                                 Total     $   217,397
                                           ============

Rent expense for the period ended March 31, 2003 and March 31, 2002 was $11,036 and $7,052, respectively.

NOTE 8 - Stockholders' Equity
-----------------------------
In August of 2002, the Company issued 345,982 restricted common shares, detachable A Warrants to purchase an additional 345,982 restricted common shares and detachable B Warrants to purchase an additional 345,982 restricted common shares to Manfred Heeb to resolve debt in the amount of $345,982. The shares were not publicly offered. The shares were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933. The Company settled outstanding debt in the amount of $345,982 for the shares and warrants.

During the 2002 year, the Company issued 5,000,000 shares of common stock in exchange for consulting services rendered. The cost of services has been charged to operations. Capital stock and related additional paid-in capital have been increase by $5,000 and $45,000 respectively.









                                 Continued
                                     10

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               March 31, 2003

NOTE 9 - Net Earnings (Loss) Per Share
--------------------------------------

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Issuable shares of 408,982 detachable A Warrants and 408,982 detachable B Warrants were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the periods ended March 31, 2003 and 2002.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

 Common shares outstanding during the entire period                  15,408,982
 Weighted-average shares paid for, but not issued during
  the period.                                                                 -
 Weighted-average number of common shares used in basic EPS
  dilutive effect of options                                         15,408,982
 Weighted-average number of common shares used in basic EPS
  dilutive effect of warrants                                                 -
                                                                    ------------
 Weighted-average number of common shares and dilutive potential
  common shares used in diluted EPS                                  15,408,982
                                                                    ============

NOTE 10 - Options for Purchase of Common Stock
----------------------------------------------

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

Stock Option Plan
                                                           2003
                                                 --------------------------
                                                   Weighted
                                                    Average
                                                     Number      Exercise
                                                   of Shares       Price
                                                 ------------  ------------
     Outstanding at beginning of year                   -      $      -
     Granted                                          85,000           .05
     Exercised                                          -             -
     Canceled                                           -             -
                                                 ------------  ------------
       Outstanding at end of year                     85,000   $       .05
                                                 ------------  ------------
       Exercisable at end of year                     85,000   $       .05
                                                 ============  ============
                                 Continued
                                     11
                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               March 31, 2003

NOTE 10 - Options for Purchase of Common Stock (continued)
----------------------------------------------

In accordance with SFAS 123, "Accounting for Stock-Based Compensation" no option expense was recognized for the period ended March 31, 2003 since the exercise price of the options exceeded the market value of the Company's common stock.

The fair value of the option grant was established at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions;

                                                              2003
                                                          ------------
   Risk-free interest rate                                       3.0%
   Dividend yield                                                  0%
   Volatility                                                    100%
   Average expected term (years to exercise date)                  1/2
                                                          ------------

Employee stock options outstanding and exercisable under this plan as of March 31, 2003 is:

Stock Option Plan

                                        Weighted
                                         Average
                            Weighted    Remaining                 Weighted
    Range                 Average of   Contractual               Average of
 of Exercise                Exercise      Life                    Exercise
    Price       Options      Price       (years)     Options       Price
 -----------  ----------- -----------  ----------- -----------  -----------
 $      .05       85,000  $      .05        4          85,000   $      .05

Item 2.  Management's Discussion and Analysis or Plan of Operations

Overview

     The Company is primarily in the business of managing and administering two Health Care Organization ("HCO") licenses, or networks of medical providers, in the State of California through its wholly owned subsidiary Medex. The HCO was created when the California legislature passed Assembly Bill 110 (the "Bill") in July of 1993 and later deregulated the premiums paid by employers for workers' compensation insurance. The Bill was a collaboration of efforts from both employers and organizations, such as plaintiffs' attorneys who represent injured workers, in an effort to curtail employers from leaving California due to escalating Workers' Compensation costs. The bill attempts to address the problems of rising medical costs associated with poor quality care to injured workers and fraud.

     An employer who contracts with an HCO can increased the length of time they are involved in the medical care provided to injured workers from 30 days up to 90 days, and in some cases up to 120 days. The increased time of control is designed to decrease the incidence of fraudulent claims and disability awards and is also based upon the notion that if there is more control over medical treatment there will be more control over costs, and subsequently, more control over getting injured workers healthy and back on the job. Ultimately the increase in control should reduce claims and thereby reduce workers' compensation premiums.

     The following information contained in this analysis should be read in conjunction with the un-audited condensed consolidated financial statements and related disclosures.

Forward Looking Information and Cautionary Statement

     The Company notes that certain statements set forth in this Quarterly Report on Form 10-QSB which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the Company's actual results of operations. The Company faces many risks and uncertainties, many of which are beyond the control of the Company, including but not limited to: economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; legislative changes which could render the Company's services less competitive or obsolete; failure by the Company to successfully develop new services and/or products or to anticipate current or prospective customers' needs; price increases or employee limitations; delays, reductions, or cancellations of contracts previously entered with the Company. Readers should consider all of these risk factors as well as other information contained in this report.

     Forward-looking statements are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which the Company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The Company's actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above.

     The information contained in this analysis should be read in conjunction with the condensed consolidated financial statements contained herein and related disclosures.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2003 and 2002

Workers' compensation costs in California have continued to escalate which has motivated employers to search for ways to control this cost. Due to the continued increases in workers' compensation costs and the Company's marketing efforts revenues have increased from $85,682 for the quarter ended March 31, 2002 to $244,635 for the same period of 2003. While the Company believes that revenues will continue to increase expenses will correspondingly increase at a similar rate. The expenses incurred in the quarter ended March 31, 2002 totaled $56,738 including comprised of $34,635 in consulting fees. For the same period of 2003 expenses increased to $215,587 but consulting fees were reduced to $9,800 because the Company did not need the services and were able to rely on its employees. While the Company was able to significantly reduce consulting expenses increases in salaries and wages exceeded the reduction of the consulting expenses. The additional expenses were incurred in order to meet the increase in demand for services compared to the previous period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio, level of working capital and amount of cash flows from operations for any quarter are directly related to number of enrollees and the price of enrollment. Variations from quarter-to-quarter in these items are primarily the result of market conditions. The Company had a net income for both periods of approximately $29,000.

In the past, the Company has had to rely on loans from related parties to supplement cash flows to meet its operating expenses. Based on contracts in place and current enrollment, management believes that during by the end of fiscal 2003, cash from operations should provide the Company adequate resources to satisfy its current operating and financing requirements. If needed, however, the Company believes certain stockholders would be prepared to assist the Company on a short-term basis with cash advances. These stockholders, however, are under no obligation and have made no commitments to fund the Company.

Item 3.  Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------
          The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.


     (b)  Changes in Internal Controls and Procedures.
          --------------------------------------------
          Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

          None.

          Exhibits. The following exhibits are included as part of this report:

Exhibit 31.1   Certification of Principal Executive Officer

Exhibit 31.2   Certification of Principal Financial Officer

Exhibit 32     Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                              PACIFIC HEALTH CARE ORGANIZATION, INC.


December 15, 2003             /s/ Tom Kubota
                              --------------------------------------
                              Tom Kubota, Chief Executive Officer



December 10, 2003             /s/ Donald C. Hellwig
                              --------------------------------------
                              Donald C. Hellwig
                              Chief Financial Officer