Form 10QSB
period 2003-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2003-12-23
CIK 1138476

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
   June 30, 2003                                             000-50009


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                  ---------------------------------------
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                  -------
       (State or other jurisdiction of incorporation or organization

                                 87-0285238
                                ------------
                    (I.R.S. Employer Identification No.)


                615 Bay Hill Drive, Newport Beach, CA 92660
               ---------------------------------------------
                  (Address of principal executive offices)

                               (949) 721-8272
                              ----------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                    None
                                   ------


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

                               June 30, 2003
                           Financial  Statements
                                (Unaudited)

                   Pacific Healthcare Organization, Inc.
                               Balance Sheet

                                                   June 30,    December 31,
                                                     2003          2002
                                                 ------------  ------------
                                                  (Unaudited)

                                   Assets

Current Assets
--------------
 Cash                                               $147,769      $201,875
 Accounts Receivable                                 104,796        42,581
 Prepaid Expenses                                     17,009         9,896
                                                 ------------  ------------
   Total Current Assets                              269,574       254,352

Property & Equipment (Note 5)
--------------------
 Computer Equipment                                   42,994        41,927
 Furniture & Fixtures                                 24,766         7,082
                                                 ------------  ------------
   Total Property & Equipment                         67,760        49,009

   Less: Accumulated Depreciation                    (22,782)      (14,848)
                                                 ------------  ------------
   Net Property & Equipment                           44,978        34,161
                                                 ------------  ------------
   Total Assets                                  $   314,552   $   288,513
                                                 ============  ============




























                                 Continued
                                     3

                   Pacific Healthcare Organization, Inc.
                               Balance Sheet

                                                   June 30,    December 31,
                                                     2003          2002
                                                 ------------  ------------
                                                  (Unaudited)

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
 Accounts Payable                                $    17,478   $     3,600
 Accrued Expenses                                    100,177        75,514
                                                 ------------  ------------
   Total Current Liabilities                         117,655        79,114

Stockholders' Equity (Note 9)
--------------------
 Preferred Stock; 5,000,000 Shares
  Authorized at $0.001 Par Value;
  Zero Shares Issued and Outstanding                    -             -
 Common Stock; 50,000,000 Shares
  Authorized at $0.001 Par Value;
  15,408,982 Shares Issued and Outstanding            15,409        15,409
 Additional Paid In Capital                          449,045       447,545
 Additional Paid In Capital - Warrants               122,694       122,694
 Accumulated (Deficit)                              (390,251)     (376,249)
                                                 ------------  ------------
   Total Stockholders' Equity                        196,897       209,399
                                                 ------------  ------------
   Total Liabilities & Stockholders' Equity      $   314,552   $   288,513
                                                 ============  ============

























              See accompanying notes to financial statements.
                                     4

                   Pacific Healthcare Organization, Inc.
                          Statement of Operations
                                (Unaudited)

                           For the Three Months Ended   For the Six Months Ended
                                   June         June        June         June
                                 30, 2003     30, 2002    30, 2003     30, 2002
                               -----------  ----------- -----------  -----------
Revenues                       $  209,617   $  136,344  $  454,253   $  222,026
--------                       -----------  ----------- -----------  -----------

Expenses
--------
 Depreciation                       4,290        1,702       7,934        4,290
 Consulting Fees                   16,794       87,626      26,594      122,261
 Salaries & Wages                 122,627       21,032     247,230       21,032
 Professional Fees                 19,844         -         27,217        6,338
 Insurance                         16,285         -         30,669         -
 Employment Enrollment             18,000         -         36,000         -
 General & Administrative          54,913       27,655      92,696       40,832
                               -----------  ----------- -----------  -----------
   Total Expenses                 252,753      138,015     468,340      194,753
                               -----------  ----------- -----------  -----------
   Income (Loss) From
   Operations                     (43,136)      (1,671)    (14,087)      27,273

Other Income (Expenses)
-----------------------
 Interest Income                       28           75          85          446
                               -----------  ----------- -----------  -----------
   Total Other Income
   (Expenses)                          28           75          85          446
                               -----------  ----------- -----------  -----------
   Income (Loss)
   Before Taxes                   (43,108)      (1,596)    (14,002)      27,719

   Tax Expense                       -            -           -            -
                               -----------  ----------- -----------  -----------
   Net Income (Loss)           $  (43,108)  $   (1,596) $  (14,002)  $   27,719
                               ===========  =========== ===========  ===========

  Income (Loss) Per Share
   Basic                       $    (.003)  $     .000   $   (.001)  $     .003
   Diluted                          (.003)        .000       (.001)         .003

  Weighted Average
   Shares Outstanding
   Basic                       15,409,000   10,063,000  15,409,000   10,063,000
   Diluted                     15,409,000   10,063,000  15,409,000   10,063,000







              See accompanying notes to financial statements.
                                     5

                   Pacific Healthcare Organization, Inc.
                          Statement of Cash Flows
                                (Unaudited)

                                                       For the Six Months Ended
                                                          June          June
                                                        30, 2003      30, 2002
                                                      ------------  ------------
                                                       (Unaudited)
Cash Flows from Operating Activities
------------------------------------
 Net Income (Loss)                                    $   (14,002)  $    27,719
 Adjustments to Reconcile Net Income to Net Cash:
  Contributed Services                                      1,500         3,300
  Depreciation                                              7,934         4,290
 Changes in Operating Assets & Liabilities:
  (Increase) Decrease  in Prepaid Expenses                 (7,113)        3,087
  (Increase) Decrease in Accounts Receivable              (62,215)      (21,822)
  Increase (Decrease) in Accounts Payable                  13,879        10,474
  Increase (Decrease) in Accrued Expenses                  24,662         -
                                                      ------------  ------------
   Net Cash Provided by Operating Activities              (35,355)       27,048

Cash Flows from Investing Activities
------------------------------------
 Purchase of Computer Equipment                            (1,067)      (19,874)
 Purchase of Furniture & Fixtures                         (17,684)       (2,523)
                                                      ------------  ------------
   Net Cash Used by Investing Activities                  (18,751)      (22,397)

Cash Flows from Financing Activities                        -             -
------------------------------------                  ------------  ------------
   Net Cash Provided by Financing Activities                -             -

   Increase (Decrease) in Cash                            (54,106)        4,651

   Cash at Beginning of Period                            201,875       164,136
                                                      ------------  ------------
   Cash at End of Period                              $   147,769   $   168,787
                                                      ============  ============
Supplemental Cash Flow Information
----------------------------------
 Interest                                             $     -       $     -
 Taxes                                                      -             -














 See accompanying notes are an integral part of these financial statements.
                                     6

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               June 30, 2003

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









                                 Continued
                                     7

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               June 30, 2003

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

NOTE 4  - Related Party
-----------------------

During the period ended June 30, 2003, the Company's President allowed the Company to utilize office space at his personal residence. The President's Secretary uses this space on a daily basis. In accordance with SFAS 57, "Related Party Disclosures", the fair market value of the office space has been charged to general expenses with a corresponding entry to contributed capital. The fair market value of the office space was determined to be $250 per month, resulting in a total capital contribution of $1,500 for the period ending June 30, 2003.

NOTE 5 - Fixed Assets
---------------------

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation. Scheduled below are the assets, costs and accumulated depreciation at June 30, 2003 and December 31, 2002.









                                 Continued
                                     8

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               June 30, 2003

NOTE 5 - Fixed Assets (continued)
---------------------

                                                    Accumulated       Depreciation
                             Cost      Cost        Depreciation          Expense
                            June    December    June    December    June    December
Assets                    30, 2003  31, 2002  30, 2003  31, 2002  30, 2003  31, 2002
-------------------------------------------------------------------------------------
Computer Equipment       $ 42,994  $ 41,927  $ 20,387  $ 13,512  $  6,873  $ 11,792
Furniture & Fixtures       24,766     7,082     2,395     1,336     1,061       847
                         -----------------------------------------------------------
     Totals              $ 67,760  $ 49,009  $ 22,782  $ 14,848  $  7,934  $ 12,639
                         ===========================================================

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                           Year of Loss       Amount       Expiration Date
                          --------------  -------------  ------------------
                                2000      $     44,590           2020
                                2001           296,397           2021
                                2002            35,262           2022
                                2003            14,002           2023

                                                               2003          2002
                                                           ------------  ------------
  Current Tax Asset Value of Net Operating Loss
     Carryforwards at Current Prevailing Federal Tax Rate  $   117,075   $    95,909
  Evaluation Allowance                                        (117,075)      (95,909)
                                                           ------------  ------------
       Net Tax Asset                                       $     -       $     -
                                                           ============  ============
       Current Income Tax Expense                          $     -       $     -
       Deferred Income Tax Benefit                               -             -

The Company has remaining cumulative net operating loss carryforwards of $390,251 to be offset against future earnings.

                                 Continued
                                     9

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               June 30, 2003

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

     Total Lease Commitments;      Year            Amount
                                  ------         ----------
                                   2003          $  51,543
                                   2004             75,451
                                   2005             77,438
                                   2006             12,965
                                   2007                -
                                                 ----------
                                   Total         $ 217,397

Rent expense for the periods ended June 30, 2003 and 2002 was $24,187 and $14,764, respectively.

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





                                 Continued
                                     10

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               June 30, 2003

NOTE 9 - Net Earnings (Loss) Per Share
--------------------------------------

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Issuable shares of 408,982 detachable A Warrants and 408,982 detachable B Warrants were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the periods ended June 30, 2003 and 2002.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

 Common shares outstanding during the entire period.                      15,408,982
 Weighted-average shares paid for, but not issued during the period.           -
 Weighted-average number of common shares used in basic EPS               15,408,982
  dilutive effect of options                                                   -
                                                                         ------------
 Weighted-average number of common shares used in basic EPS
  dilutive effect of warrants                                                  -
                                                                         ------------
 Weighted-average number of common shares and dilutive potential
  common shares used in diluted EPS                                       15,408,982
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

Stock Option Plan                                             2003
                                                   ------------------------
                                                                  Weighted
                                                                   Average
                                                      Number      Exercise
                                                    of Shares      Price
                                                   -----------  -----------
     Outstanding at beginning of year                   -       $    -
     Granted                                           85,000          .05
     Exercised                                          -            -
     Canceled                                           -            -
                                                   -----------  -----------
     Outstanding at end of year                        85,000   $      .05
                                                   ===========  ===========
     Exercisable at end of year                        85,000   $      .05
                                                   ===========  ===========

                                     11

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               June 30, 2003

NOTE 10 - Options for Purchase of Common Stock (continued)
----------------------------------------------

In accordance with SFAS 123, "Accounting for Stock-Based Compensation" no option expense was recognized for the period ended June 30, 2003 since the exercise price of the options exceeded the market value of the Company's common stock.

The fair value of the option grant was established at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions;

                                                                   2003
                                                               ------------
     Risk-free interest rate                                          3.0%
     Dividend yield                                                     0%
     Volatility                                                       100%
     Average expected term (years to exercise date)                    1/2
                                                               ------------

Employee stock options outstanding and exercisable under this plan as of June 30, 2003 is:

Stock Option Plan

                                                Weighted
                                  Weighted      Average                    Weighted
        Range                      Average     Remaining                    Average
     of Exercise                of Exercise   Contractual                 of Exercise
        Price       Options        Price     Life (years)    Options         Price
    ------------  ------------ ------------  ------------  ------------  ------------
    $       .05        85,000  $       .05        4             85,000   $       .05

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

     RESULTS OF OPERATIONS

     Comparison of the six months ended June 30, 2003 and 2002
     ---------------------------------------------------------

     Workers' compensation costs in California have continued to escalate which has motivated employers to search for ways to control this cost. Due to the continued increases in workers' compensation costs and the Company's marketing efforts revenues have increased from $222,026 for the six months ended June 30, 2002 to $454,253 for the same period of 2003. While the Company believes that revenues will continue to increase expenses will correspondingly increase at a similar rate. The expenses incurred in the six months ended June 30, 2002 totaled $194,753 comprised of $122,261 in consulting fees and only $21,032 in salaries and wages. For the six months ended of the same period of 2003 expenses increased to $468,340 but consulting fees were reduced to $26,594. While the Company was able to significantly reduce consulting expenses needed in the earlier stage of the Company, the salaries and wages increased from $21,032 to $247,230 due to salaries and wages expenses relating to providing HCO services for new enrollees. The additional expenses were incurred in order to meet the increase in demand for services compared to the previous period.

     Comparison of the three months ended June 30, 2003 and 2002
     -----------------------------------------------------------

     Revenues increased from $136,344 for the three months ended June 30, 2002 to $209,617 for the same period of 2003 an increase of $73,273 due to increased marketing efforts. The expenses incurred in the three months ended June 30, 2002 totaled $138,015 comprised of $87,626 in consulting fees and $21,032 in salaries and wages. For the three months ended June 30, 2003 expenses increased to $252,753 but consulting fees were reduced to $16,794. While the Company was able to significantly reduce consulting expenses needed in the earlier stage of the Company, the salaries and wages increased from $21,032 to $247,230 due to salaries and wages expenses relating to marketing and providing HCO services for new enrollees. There was an increase of $114,738 in the three months ended June 30, 2003 from the same period of the preceding year due to additional employees needed to meet the increase in demand for services compared to the previous period.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company's current ratio, level of working capital and amount of cash flows from operations for any quarter are directly related to number of enrollees and the price of enrollment. Variations from quarter-to-quarter in these items are primarily the result of marketing activities and general market conditions. The Company had a net loss of $43,108 and $1,596 respectively for the six months ended June 30, 2003 and 2002 or an increase in losses of $41,512 due to expenses increasing disproportionately to revenues. The Company had a net loss and net income of $14,002 and $27,719 respectively for the three and six months ended June 30, 2003 and 2002 or a decrease of $41,721 also due to the expenses increasing at a faster pace than revenues.

     Based on contracts in place and current enrollment, management believes that cash from operations and current cash reserves should provide the Company adequate resources to satisfy its current operating and financing requirements. If needed, however, the Company believes certain stockholders would be prepared to assist the Company on a short-term basis with cash advances. These stockholders, however, are under no obligation and have made no commitments to fund the Company.

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

                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

          On April 16, 2003, the Company filed a current report under Item 1 regarding a letter from a director of the Company, Peter G. Alexakis, M.D., declaring his resignation from the Company's board of directors. Dr. Alexakis requested that his letter be disclosed in the 8-K Current Report. According to his letter it appeared the primary reason for the resignation was an act of protest against a stock issuance that was effected by majority director action that Dr. Alexakis voted against. Other disagreements such as a decision to increase the number of directors on the Company's board and the failure of Dr. Alexakis being asked to review and sign a final draft of the Company's amended Form 10-SB submitted to the SEC, were also cited as reasons for his resignation.

          The Company appointed Tom Roush to fill the vacancy on its board of directors created by the resignation of Dr. Alexakis.

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