Form 10QSB
period 2003-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2003-12-23
CIK 1138476

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
 September 30, 2003                                          000-50009


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

                             September 30, 2003
                           Financial  Statements
                                (Unaudited)


                   Pacific Healthcare Organization, Inc.
                               Balance Sheet

                                                September 30,  December 31,
                                                     2003          2002
                                                 ------------  ------------
                                                  (Unaudited)
                                   Assets

Current Assets
--------------
  Cash                                           $   187,378   $   201,875
  Accounts Receivable                                139,505        42,581
  Prepaid Expenses                                    27,127         9,896
                                                 ------------  ------------
     Total Current Assets                            354,010       254,352

Property & Equipment (Note 5)
--------------------
  Computer Equipment                                  42,994        41,927
  Furniture & Fixtures                                24,766         7,082
                                                 ------------  ------------
     Total Property & Equipment                       67,760        49,009

     Less: Accumulated Depreciation                  (27,072)      (14,848)
                                                 ------------  ------------
     Net Property & Equipment                         40,688        34,161
                                                 ------------  ------------
     Total Assets                                $   394,698   $   288,513
                                                 ============  ============





























                                 Continued
                                     3

                   Pacific Healthcare Organization, Inc.
                               Balance Sheet

                                                September 30,  December 31,
                                                     2003          2002
                                                 ------------  ------------
                                                  (Unaudited)
                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                               $       909   $     3,600
  Accrued Expenses                                   122,970        75,514
                                                 ------------  ------------
     Total Current Liabilities                       123,879        79,114

Stockholders' Equity (Note 9)
--------------------
  Preferred Stock; 5,000,000 Shares
   Authorized at $0.001 Par Value;
   Zero Shares Issued and Outstanding                   -             -
  Common Stock; 50,000,000 Shares
   Authorized at $0.001 Par Value;
   15,408,982 Shares Issued and Outstanding           15,409        15,409
  Additional Paid In Capital                         449,045       447,545
  Additional Paid In Capital - Warrants              122,694       122,694
  Accumulated (Deficit)                             (316,329)     (376,249)
                                                 ------------  ------------
     Total Stockholders' Equity                      270,819       209,399
                                                 ------------  ------------
     Total Liabilities & Stockholders' Equity    $   394,698   $   288,513
                                                 ============  ============



























 The accompanying notes are an integral part of these financial statements.
                                     4

                   Pacific Healthcare Organization, Inc.
                          Statement of Operations
                                (Unaudited)

                                 For the Three Months Ended For the Nine Months Ended
                                     September    September   September    September
                                      30, 2003     30, 2002    30, 2003     30, 2002
                                    -----------  ----------- -----------  -----------
Revenues                            $  310,005   $  196,220  $  764,258   $  418,246
--------                            -----------  ----------- -----------  -----------

Expenses
--------
 Depreciation                            4,290         -         12,224        4,290
 Consulting Fees                        15,569        1,800      42,163      122,811
 Salaries & Wages                      122,611      105,231     369,841      126,263
 Professional Fees                       5,013       39,166      32,230       46,156
 Insurance                              20,875       18,434      51,544       19,634
 Employment Enrollment                  18,000         -         54,000         -
 General & Administrative               49,742       22,115     142,438       62,345
                                    -----------  ----------- -----------  -----------
   Total Expenses                      236,100      186,746     704,440      381,499
                                    -----------  ----------- -----------  -----------
   Income (Loss) From
   Operations                           73,905        9,474      59,818       36,747

Other Income (Expenses)
-----------------------
 Interest Income                            17          122         102          568
                                    -----------  ----------- -----------  -----------
   Total Other Income
   (Expenses)                               17          122         102          568
                                    -----------  ----------- -----------  -----------
   Income (Loss)
   Before Taxes                         73,922        9,596      59,920       37,315

   Tax Expense                           -            -           -            -
                                    -----------  ----------- -----------  -----------
   Net Income (Loss)                $   73,922   $    9,596  $   59,920   $   37,315
                                    ===========  =========== ===========  ===========

Income (Loss) Per Share
-----------------------
 Basic                                   $.005        $.001      $ .004        $.004
 Diluted                                  .005         .001        .004         .004

Weighted Average
Shares Outstanding
------------------
   Basic                            15,409,000   10,408,982  15,409,000   10,408,982
   Diluted                          15,409,000   10,291,348  15,409,000   10,291,348






 The accompanying notes are an integral part of these financial statements.
                                     5

                   Pacific Healthcare Organization, Inc.
                          Statement of Cash Flows
                                (Unaudited)

                                                      For the Nine Months Ended
                                                    September 30,  September 30,
                                                         2003           2002
                                                    -------------  -------------
                                                      (Unaudited)
Cash Flows from Operating Activities
------------------------------------
 Net Income (Loss)                                       $59,920        $37,315
 Adjustments to Reconcile Net Income to Net Cash:
  Contributed Services                                     1,500          4,300
  Depreciation                                            12,224          4,290
  Stock Issued for Debt                                    -            345,982
 Changes in Operating Assets & Liabilities:
  (Increase) Decrease  in Prepaid Expenses               (17,231)         3,087
  (Increase) Decrease in Accounts Receivable             (96,924)       (35,641)
  Increase (Decrease) in Accounts Payable                 (2,691)        13,446
  Increase (Decrease) in Accrued Expenses                 47,456          -
  Increase (Decrease) in Notes Payable                     -           (345,982)
                                                    -------------  -------------
   Net Cash Provided by Operating Activities               4,254         26,797

Cash Flows from Investing Activities
------------------------------------
 Purchase of Computer Equipment                           (1,067)       (24,727)
 Purchase of Furniture & Fixtures                        (17,684)        (2,523)
                                                    -------------  -------------
   Net Cash Used by Investing Activities                 (18,751)       (27,250)

Cash Flows from Financing Activities                       -              -
------------------------------------                -------------  -------------

   Net Cash Provided by Financing Activities               -              -

   Increase (Decrease) in Cash                           (14,497)          (453)

   Cash at Beginning of Period                           201,875        164,136
                                                    -------------  -------------

   Cash at End of Period                            $    187,378   $    163,683
                                                    =============  =============

Supplemental Cash Flow Information
----------------------------------
 Interest                                           $         85   $        446
 Taxes                                                     -              -









 The accompanying notes are an integral part of these financial statements.
                                     6

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             September 30, 2003

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








                                 Continued
                                     7

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             September 30, 2003

NOTE 3  - New Technical Pronouncements
--------------------------------------

In April 2002, SFAS Number 145 ("SFAS 145"), "Rescission of FASB Statements Numbers 4, 44, and 64, Amendment of FASB Statement Number 13, and Technical Corrections" was issued for fiscal years beginning on or after May 15, 2002. Adoption of SFAS 145 did not have an impact on the Company's financial statements.

In October 2002, SFAS Number 147 ("SFAS 147"), "Acquisitions of Certain Financial Institutions an amendment of FASB Statement Numbers 72 and 144 and FASB Interpretation Number 9" was issued to be used in acquisitions of financial institutions after October 1, 2002. It is anticipated that SFAS No 147 will have no effect upon the Company's financial statements.

In December 2002, SFAS Number 148 ("SFAS 148"), "Accounting for Stock-Based
Compensation   Transition and Disclosure   an amendment of FASB Statement
Number 123" was issued for fiscal years beginning after December 15, 2003. Adoption of SFAS 148 will not have an impact on the Company's financial statements at June 30, 2003.

In April 2003, SFAS Number 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued for fiscal quarters that began prior to June 15, 2003. Adoption of SFAS 149 will have no effect upon the Company's financial statements.

In May 2003, SFAS Number 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued for the first interim period beginning after June 15, 2003. It is anticipated that SFAS 150 will have no effect upon the Company's financial statements.

NOTE 4  - Related Party
-----------------------

During the period ended September 30, 2003, the Company's President allowed the Company to utilize office space at his personal residence. The President's Secretary uses this space on a daily basis. In accordance with SFAS 57, "Related Party Disclosures", the fair market value of the office space has been charged to general expenses with a corresponding entry to contributed capital. The fair market value of the office space was determined to be $250 per month, resulting in a total capital contribution of $1,500 for the period ending September 30, 2003.

NOTE 5 - Fixed Assets
---------------------

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation. Scheduled below are the assets, costs and accumulated depreciation at September 30, 2003 and December 31, 2002.






                                 Continued
                                     8

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             September 30, 2003

NOTE 5 - Fixed Assets (continued)
---------------------

                                                   Accumulated       Depreciation
                               Cost      Cost     Depreciation         Expense
                          September  December September  December September  December
Assets                     30, 2003  31, 2002  30, 2003  31, 2002  30, 2003  31, 2002
-------------------------------------------------------------------------------------
Computer Equipment        $ 42,994  $ 41,927  $ 23,866  $ 13,512  $ 10,354  $ 11,792
Furniture & Fixtures        24,766     7,082     3,206     1,336     1,870       847
                          -----------------------------------------------------------
  Totals                  $ 67,760  $ 49,009  $ 27,072  $ 14,848  $ 12,224  $ 12,639
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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                           Year of Loss          Amount     Expiration Date
                                2000         $  44,590            2020
                                2001           296,397            2021
                                2002            35,262            2022
                                2003              -               2023

                                                               2003          2002
                                                           ------------  ------------
  Current Tax Asset Value of Net Operating Loss
   Carryforwards at Current Prevailing Federal Tax Rate    $   112,875   $    95,909
  Evaluation Allowance                                        (112,875)      (95,909)
                                                           ------------  ------------
     Net Tax Asset                                         $     -       $     -
                                                           ============  ============
     Current Income Tax Expense                            $     -       $     -
     Deferred Income Tax Benefit                                 -             -

The Company has remaining cumulative net operating loss carryforwards of $316,329 to be offset against future earnings.
                                 Continued
                                     9

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             September 30, 2003

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

     Total Lease Commitments;                       Year           Amount
                                                ------------   ------------
                                                    2003       $    51,543
                                                    2004            75,451
                                                    2005            77,438
                                                    2006            12,965
                                                    2007              -
                                                ------------   ------------
                                                   Total       $   217,397
                                                               ============

Rent expense for the periods ended September 30, 2003 and 2002 was $39,198 and $14,764, respectively.

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







                                 Continued
                                     10

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             September 30, 2003

NOTE 9 - Net Earnings (Loss) Per Share
--------------------------------------

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Issuable shares of 408,982 detachable A Warrants and 408,982 detachable B Warrants were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the periods ended September 30, 2003 and 2002.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

  Common shares outstanding during the entire period                      15,408,982
  Weighted-average shares paid for, but not issued during the period.              -
                                                                         ------------
  Weighted-average number of common shares used in basic EPS              15,408,982
  Dilutive effect of options                                                       -
                                                                         ------------
  Weighted-average number of common shares used in basic EPS                       -
  Dilutive effect of warrants                                                      -
                                                                         ------------
  Weighted-average number of common shares and dilutive potential
     common shares used in diluted EPS                                    15,408,982
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
                                                   ===========  ===========

                                 Continued
                                     11
                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             September 30, 2003

NOTE 10 - Options for Purchase of Common Stock (continued)
----------------------------------------------

In accordance with SFAS 123, "Accounting for Stock-Based Compensation" no option expense was recognized for the period ended September 30, 2003 since the exercise price of the options exceeded the market value of the Company's common stock.

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
   Average expected term (years to exercise date)                 1/2
                                                          ------------

Employee stock options outstanding and exercisable under this plan as of September 30, 2003 is:

Stock Option Plan

                                                 Weighted
                                 Weighted         Average                  Weighted
        Range                     Average       Remaining                   Average
     of Exercise                of Exercise   Contractual                 of Exercise
        Price       Options        Price     Life (years)    Options         Price
    ------------  ------------ ------------  ------------  ------------  ------------
            $.05       85,000          $.05             4       85,000          $.05


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

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2003 and 2002
---------------------------------------------------------------
     Because of continued increases in workers' compensation costs in California and the Company's marketing efforts revenues have increased from $418,246 for the nine months ended September 30, 2002 to $764,258 for the same period of 2003. The Company maintains the belief that revenues will continue to increase and that expenses will correspondingly increase at a similar rate. The expenses incurred in the nine months ended September 30, 2002 totaled $381,499, the two largest expenses being $122,811 in consulting fees and $126,263 in salaries and wages. For the nine months of the same period of 2003 expenses increased to $704,440. The two largest expenses being $142,438 in general and administrative and $369,841 in salaries and wages. While the Company successfully reduced consulting expenses to $42,163 there were significant increases in expenses due to the cost of providing HCO services to additional enrollees. The additional expenses were incurred in order to meet the increase in demand for services compared to the previous period.
                                     13
Comparison of the three months ended September 30, 2003 and 2002
----------------------------------------------------------------
     Revenues increased from $196,220 for the three months ended September 30, 2002 to $310,005 for the same period of 2003 an increase of $113,785 due to increased marketing efforts and the high costs of workers' compensation. The expenses incurred in the three months ended September 30, 2002 totaled $186,746 with $105,231 in salaries and wages. For the three months ended September 30, 2003 expenses increased to $236,100 which included an increase in salaries and wages and general and administrative expenses. The increase of expenses are due to expenses related to providing HCO services for new enrollees. The increase in expenses was $49,354 in the three months ended September 30, 2003 from the same period of the preceding year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company realized net income of $59,920 and $37,315 respectively for the nine months ended September 30, 2003 and 2002 or an increase in net income of $22,605 due to the revenues increasing disproportionately to expenses. The Company had a net income of $73,922 and $59,920 respectively for the three and nine months ended September 30, 2003 and 2002 or a increase of $14,002 due to increased revenues from an increased demand.

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



                                     14

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



                              PACIFIC HEALTH CARE ORGANIZATION, INC.

December 15, 2003             /s/ Tom Kubota
                              -------------------------------------------
                              Tom Kubota, Chief Executive Officer


December 11, 2003             /s/ Donald C. Hellwig
                              -------------------------------------------
                              Donald C. Hellwig
                              Chief Financial Officer