Form 10KSB
period 2003-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2004-04-14
CIK 1138476

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       December 31, 2003
                                        ---------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from             to
                                     ----------    ----------

                       Commission File Number 0-50009
                                              -------

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                  ---------------------------------------
               (Name of small business issuer in its chapter)

     Utah                                                 87-0285238
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

1280 Bison, Suite B9-596, Newport Beach, CA                         92660
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (949) 721-8272
                                                    -----------------------

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                   $.001 par value, common voting shares
                   --------------------------------------
                              (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the
past 90 days.  (1) Yes [ X ]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $1,097,930.

The aggregate market value of the issuer's voting stock held as of December31, 2003 by non-affiliates of the issuer was approximately $583,567.

As of March 31, 2004 issuer had 15,408,982 shares of its $.001 par value common stock outstanding.

Transitional Small Business         Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference:   The Company's Form 10-SB, as
amended.


                   Pacific Health Care Organization, Inc.
     Annual Report on Form 10-KSB for the Year ended December 31, 2003


                             TABLE OF CONTENTS



PART I

ITEM 1    DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . .  3

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . .  9

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 10

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF
          SECURITIES HOLDERS . . . . . . . . . . . . . . . . . . . . . . 10

                                  PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . 10

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . . 11

ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 13

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . 29

                                  PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) . . . . . . 29

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 31

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . 32

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 34

                                  PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 34

ITEM 14   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . 35

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 37

                                   PART I

                                  FORWARD


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

                      ITEM 1.  DESCRIPTION OF BUSINESS

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

     On February 26, 2001, the Company acquired Medex Healthcare, Inc., ("Medex") a California corporation organized March 4, 1994, in a share for share exchange in which the Company acquired all of the outstanding shares of Medex in exchange for 6,500,000 shares of the Company. The acquisition of Medex by the Company was accounted for as a reverse acquisition, with Medex being considered the accounting acquirer. Medex had limited operations and was primarily engaged in making application for California State licenses to operate as a Health Care Organization for the three years prior to the acquisition. Medex is now a wholly owned subsidiary of the Company. In addition, the Company formed Workers Compensation Assistance, Inc. ("WCA"), a California corporation on August 14, 2001, which is also a wholly owned subsidiary. WCA does not have any operations to date, and the principal business of the Company is the business of Medex.

INDUSTRY BACKGROUND

     The California legislature passed Assembly Bill 110 ("AB 110" or the "bill") in July of 1993 and later deregulated the premiums paid by employers for Workers' Compensation insurance. These two events have given rise to the business of the Company.

     AB 110 was a collaboration of efforts from both employers and organizations, such as plaintiffs' attorneys who represent injured workers, in an effort to curtail employers from leaving California due to escalating Workers' Compensation costs. The bill addresses the problem of rising medical costs associated with poor quality care to the injured worker. Two of the major problems with the existing system, as identified by the legislature, were fraud and the lack of a managed care program that allowed control of the quality of medical care of an injured worker beyond thirty days. As a result, the bill created a new health care delivery body to solve the unique medical and legal issues of Workers' Compensation. These new entities are called Health Care Organizations ("HCO"). The HCOs are networks of health care professionals specializing in the treatment of workplace injuries and in back-to-work rehabilitation and training. An HCO does not waive the statutory obligation of companies to either posses workers' compensation insurance or qualify as self insured.

     HCOs were created to appeal to employees, while providing substantial savings to employers. This is accomplished by providing high quality medical care and increasing the length of time employers are involved in the medical care provided to injured workers. The increased length in control is designed to decrease the incidence of fraudulent claims and disability awards and is also based upon the notion that if there is more control over medical treatment there will be more control over costs, and subsequently, more control over getting injured workers back on the job. This increase in control is intended to reduce claims and thereby reduce workers' compensation premiums.

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

     The Company's wholly owned subsidiary Medex received its first HCO license on October 10, 2000, for its network of primary care providers. Medex later received a second HCO license on March 15, 2001, for its network of primary and specialized care providers.

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

     The two HCO certifications obtained by the Company cover seven counties in southern California containing over nine million workers, approximately 52% of the State's workforce. This geographical area has a multi-billion dollar annual medical and indemnity Workers' Compensation cost. The two HCO networks have contracted with over 1,300 providers, 62 hospitals, 200 pharmacies, rehabilitation centers and other ancillary services making the Company's HCOs capable of providing comprehensive medical services throughout this region. The Company is developing these networks and further extending its Workers' Compensation business into a statewide entity.

     The Company is currently in discussions with brokers of health insurance and with representatives of larger employers. Based on potential cost savings to employers and the large workforce in the seven counties where the Company is licensed, approximately nine million workers, the Company expects that a significant number of employers will sign contracts paying the Company an average of approximately $2.85 per month per enrolled worker. Employers may pay more or less than the average per enrollee based upon several factors such as if the employer has its own nurse management program. In addition, employers who have thousands of enrollees are more likely to get a discount. Employers who contract for the full bundle of the Company's HCO services will pay an average of approximately $5.50 per month per enrolled worker. The Company is sensitive to the per enrollee fee and must charge sufficient per enrollee fees to cover the costs incurred by providing HCO services and to make a profit. Because of the relatively new HCO market, and even though the Company makes every effort to charge a sufficient enrollee fee to cover costs and to make a profit, there is no assurance that the Company will charge a sufficient enrollee fees to cover the operational costs and/or be profitable. The Company carefully analyzes each employer prior to quoting an enrollee fee. In the event the Company charges per enrollee fees that are inadequate to cover operational costs, then the Company may not be able to continue business operations.

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

     The Company has also recruited physicians and allied health workers who reflect the ethnic and cultural diversity of California, thus enabling injured workers to readily find a physician who speaks their native tongue. The Company has contracts with over 200 primary care Hispanic physicians, 100 primary care African-American physicians, and many other minority physicians. The Company believes this is a benefit for injured workers and will assist in ensuring a prompt return to the workplace. To date, the Company has contracted with approximately 2,000 physicians.

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

HOSPITALS

     The Company has been successful in creating relationships with some of the premier medical centers of Southern California. The relationships established with medical centers are not for access or service as they provide access and service to all. Rather, these relationships are maintained by the Company to provide discounted service to the Company's HCO enrollees. Among the major hospitals the Company has developed relationships with UCLA Medical Center, Cedars-Sinai Medical Center, USC Medical Center and UC San Diego Medical Center. The Company believes the name recognition of these institutions will aid the Company in competing for business.

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

EMPLOYEES

     The Company, through its subsidiary, currently has five full time employees and ten part-time employees. In addition, the officers and directors work on a part time, as needed, basis with no commitment for full time employment. Over the next twelve months, the Company anticipates hiring additional employees as needed and as revenues and operations warrant.

REPORTS TO SECURITY HOLDERS

     The Company is subject to the reporting requirements of the Securities Exchange Act of 1934. As such, the Company is required to file annual and quarterly reports with the Securities and Exchange Commission ("SEC") in accordance with reporting requirements. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company will be an electronic filer and the SEC maintains an Internet site that will contain reports and other information regarding the Company which may be viewed at http://www.sec.gov.
-------------------

                      ITEM 2.  DESCRIPTION OF PROPERTY


     The Company's president has allowed the Company to utilize approximately 300 square feet of his office space at no charge. The Company anticipates using this space on the same terms for the next twelve months. The Company's subsidiary Medex leases approximately 3,504 square feet of office space in Long Beach, California. Under the terms of the lease Medex is required to pay $6,307.20 from March of 2004 through February of 2005 and $6,482.40 from March of 2005 through February of 2006. There is no provision in the lease for extension or renewal but the Company anticipates it will be able to renew or secure other office space on similar terms if it is required to do so. The Company does not anticipate needing any additional office space in the next twelve months. If the need arises, the Company believes it will be able to secure additional office space on acceptable terms. The Company does not own or lease any other property.

                         ITEM 3.  LEGAL PROCEEDINGS

     To the knowledge of management, there is no material litigation or governmental agency proceeding pending against the Company or its management. Further, the Company is not aware of any material pending litigation or governmental agency proceeding to which the Company or any of its directors, officers or affiliates are or would be a party.

                 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITIES HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ending December 31, 2003.


                                  PART II

                   ITEM 5.  MARKET FOR COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS

     The Company's shares are currently traded on the Pink Sheets under the symbol "PHCO". The Company plans to apply for a listing on the Over-the-Counter Bulletin Board ("OTCBB") if and/or when it can meet OTCBB requirements. The Company currently has 15,408,982 shares outstanding held by approximately 1,081 shareholders. The following table shows the historical bid and ask price data for PHCO:

                                        BID PRICES               ASK PRICES
                                 HIGH          LOW        HIGH          LOW

2002
     First Quarter                .45          .45        1.01         1.01
     Second Quarter               .45          .15        1.15         1.01
     Third Quarter               2            1.75        2.25         2.25
     Fourth Quarter              1.75          .45        2.25         1

2003
     First Quarter                .05          .05        1.01         1.01
     Second Quarter               .05          .05        1.01         1.01
     Third Quarter                .06          .05        1.01         1.01
     Fourth Quarter               .16          .06        1.01         1.01

     The above quotations, as provided by the Pink Sheets, LLC., represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent any actual transactions.

     Approximately 902,964 of the Company's unissued common shares are subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company. Of the 15,408,982 outstanding shares of common stock approximately 13,416,194 are restricted common shares of the Company and approximately 154,090 shares are eligible for resale pursuant to Rule 144 every 90 days, provided Rule 144 is available. The Company has no agreements to register shares on behalf of shareholders currently holding unregistered securities. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividend is subject to limitations imposed by Utah law. Under Utah law, dividends may be paid to the extent that the corporation's assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business.

     RECENT SALES OF UNREGISTERED SECURITIES

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The Company did not issue any securities since the Company's last fiscal year ended December 31, 2002. The Company has, however, received a notice of stock option exercise from Kathie Liboon, an employee of Medex at the time of notification, and therefore the Company is currently processing this notice of exercise. The Company expects to issue Laboon 18,750 restricted common shares in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933 as amended. The Company received $937.50 from the exercise of the stock option.

                   ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL STATEMENTS AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has limited liquidity and capital resources and as such, the Company does not currently possess a financial institution source of financing and the Company cannot be certain that existing sources of cash will be adequate to meet liquidity requirements. The Company's future capital requirements will depend on its ability to successfully implement its business plan and other factors, including the ability of the Company to maintain its existing customer base and to expand its customer base.

     As of December 31, 2003, the Company had cash on hand of $398,352 compared to $201,875 at the December 31, 2002 year end. The increase of $196,477 of cash on hand is due to the additional revenue created from a growing customer base. Management believes that cash on hand and anticipated revenues will be sufficient to cover operating costs over the next twelve months. Therefore, the Company does not anticipate needing to find other sources of capital at this time. If the Company's revenues, however, decrease or are less than anticipated the Company will need to find other sources of capital to continue operations. The Company would then seek additional capital in the form of debt and/or equity. While the Company believes that it is capable of raising additional capital, there is no assurance that the Company will be successful in locating other sources of capital on favorable terms or at all if and/or when the need may arise.

Results of Operations

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003, AND THE YEAR ENDED DECEMBER 31, 2002.

     The Company generated $1,097,930 in revenue for the year ended December 31, 2003 compared to revenue of $653,427 for the same period in 2002. In December 31, 2003 the Company generated revenue from approximately 51 employers representing 73,736 enrollees compared to ten different employers representing approximately 13,000 enrollees in the same period of 2002. The Company had a net loss of ($35,262) for the fiscal year ended 2002 compared to a net gain of $57,973 for the same period ended 2003. As revenues increased, expenses incurred to provide the HCO services also increased from $689,257 in the year ended 2002 to $1,040,071 for the same period in 2003. The increased revenue and the realization of net income are due to increased demand for the Company's HCO services resulting from the escalating workers' compensation costs in California. The Company anticipates that the demand for its services will remain strong through 2004 and therefore management believes that revenues and expenses will continue to increase at a similar pace to that of 2003 over the next twelve months.

     PLAN OF OPERATIONS

     As mentioned previously, the business of the Company is that of its wholly owned subsidiary Medex. Over the next twelve months the Company plans to continue focusing its efforts on increasing enrollment in the Medex HCO throughout southern California. The Company is constantly in discussions with several businesses and has distributed marketing packets to other potential customers. The Company will maintain and continue to establish relationships with doctors, nurses and other ancillary services that have experience in the workers' compensation industry. These relationships are vital to the success of the Company as they help the HCO service keep workers' compensation costs down by ensuring proper care.

     The Company believes that the excessive and escalating workers' compensation costs in the State of California have resulted from poor care and follow-up for injured workers. The Company through its HCO licenses has the ability to assist employers control and reduce this cost. As such management believes that additional California employers may contract the services of an HCO and is therefore actively positioning itself to contract as many employers as possible. Any additional employees enrolled will also cause costs and expenses to proportionately increase. The Company has expanded the executive offices and plans to hire additional employees as they are needed to meet any increase in enrollment.

                       ITEM 7.  FINANCIAL STATEMENTS












                   Pacific Healthcare Organization, Inc.
                        Audited Financial Statements
                             (In U.S. Dollars)

                             December 31, 2003
                                    and
                             December 31, 2002




/Letterhead/



                        Independent Auditor's Report
                        ----------------------------

To the Board of Directors
Pacific Healthcare Organization, Inc.

We have audited the accompanying balance sheets of Pacific Healthcare Organization, as of December 31, 2003 and 2002, and the related statements of income, retained earnings and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Pacific Healthcare Organization, Inc., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles, in the United States of America.



/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
February 16, 2004

                                     14
                   Pacific Healthcare Organization, Inc.
                               Balance Sheets

                                                   December      December
                                                   31, 2003      31, 2002
                                                 ------------  ------------
                                   ASSETS

Current Assets
--------------

  Cash                                           $   398,352   $   201,875
  Accounts Receivable                                120,734        42,581
  Prepaid Expenses                                    24,166         9,896
                                                 ------------  ------------
     Total Current Assets                            543,252       254,352

Property & Equipment (Note 5)
--------------------

  Computer Equipment                                  55,830        41,927
  Furniture & Fixtures                                24,766         7,082
                                                 ------------  ------------
     Total Property & Equipment                       80,596        49,009

     Less: Accumulated Depreciation                  (32,124)      (14,848)
                                                 ------------  ------------
     Net Property & Equipment                         48,472        34,161
                                                 ------------  ------------
     Total Assets                                $   591,724   $   288,513
                                                 ============  ============




 The accompanying notes are an integral part of these financial statements.

                                     15

                   Pacific Healthcare Organization, Inc.
                               Balance Sheets

                     LIABILITIES & STOCKHOLDERS' EQUITY

                                                   December      December
                                                   31, 2003      31, 2002
                                                 ------------  ------------
Current Liabilities
-------------------

  Accounts Payable                               $    16,993   $     3,600
  Accrued Expenses                                   139,920        75,514
  Unearned Revenue                                   165,001             -
                                                 ------------  ------------
     Total Current Liabilities                       321,914        79,114

Stockholders' Equity (Note 8)
--------------------
  Preferred Stock; 5,000,000 Shares
   Authorized at $0.001 Par Value;
   Zero Shares Issued and Outstanding                   -             -
  Common Stock; 50,000,000 Shares
   Authorized at $0.001 Par Value;
   15,427,732 and 15,408,982 Shares Issued
   and Outstanding, Respectively                      15,428        15,409
  Additional Paid In Capital                         449,964       447,545
  Additional Paid In Capital - Warrants              122,694       122,694
  Accumulated (Deficit)                             (318,276)     (376,249)
                                                 ------------  ------------
     Total Stockholders' Equity                      269,810       209,399
                                                 ------------  ------------
     Total Liabilities & Stockholders' Equity    $   591,724   $   288,513
                                                 ============  ============









 The accompanying notes are an integral part of these financial statements.
                                     16

                   Pacific Healthcare Organization, Inc.
                          Statement of Operations

                                                   December      December
                                                   31, 2003      31, 2002
                                                 ------------  ------------
Revenues                                         $ 1,097,930   $   653,427
--------                                         ------------  ------------

Expenses
--------

  Depreciation                                        17,276        12,639
  Consulting Fees                                     84,081       271,968
  Salaries & Wages                                   501,109       148,427
  Professional Fees                                   84,492        64,725
  Insurance                                           74,141        31,678
  Employment Enrollment                               94,200        56,552
  General & Administrative                           184,772       103,268
                                                 ------------  ------------
     Total Expenses                                1,040,071       689,257
                                                 ------------  ------------
     Income (Loss) From Operations                    57,859       (35,830)

Other Income (Expenses)
-----------------------

  Interest Income                                        114           568
                                                 ------------  ------------
     Total Other Income (Expenses)                       114           568

     Income (Loss) Before Taxes                       57,973       (35,262)

     Tax Expense                                        -             -
                                                 ------------  ------------
     Net Income (Loss)                           $    57,973   $   (35,262)
                                                 ============  ============

Income (Loss) Per Share
-----------------------
     Basic                                       $     0.004   $     (.003)
     Diluted                                           0.004         (.003)

Weighted Average Shares Outstanding
-----------------------------------
     Basic                                        15,413,670    11,540,493
     Diluted                                      15,413,670    11,540,493




 The accompanying notes are an integral part of these financial statements.
                                     17



                   Pacific Healthcare Organization, Inc.
                     Statement of Stockholders' Equity
                 From January 1, 2002 to December 31, 2003

                                       Common Stock           Paid In    Accumulated
                                   Shares        Amount       Capital       Deficit
                               ------------  ------------  ------------  ------------
Balance, January 1, 2002        10,063,000   $    10,063   $   174,803   $  (340,987)

Conversion of Note Payable
at $.70 Per Share                  345,982           346       241,842

A Warrants Issued at $.20 Per
Warrant; B Warrants at $.10
Per Share                                                      103,794

Contributed Capital                                              4,800

Shares Issued for Services
at $.01 Per Share                  500,000           500         4,500

Shares Issued for Services
at $.01 Per Share                4,500,000         4,500        40,500

Net Loss for the Year Ended
December 31, 2002                                                            (35,262)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2002      15,408,982        15,409       570,239      (376,249)

Exercise of Stock Option
at $.05 Per Share                   18,750            19           919

Contributed Capital                                              1,500

Net Income for the year ended
December 31, 2003                                                             57,973
                               ------------  ------------  ------------  ------------
Balance, December 31, 2003      15,427,732   $    15,428   $   572,658   $  (318,276)
                               ============  ============  ============  ============





 The accompanying notes are an integral part of these financial statements.
                                     18


                   Pacific Healthcare Organization, Inc.
                          Statement of Cash Flows
                      For the Years Ended December 31

                                                             December      December
                                                             31, 2003      31, 2002
                                                           ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                                            $57,973      $(35,262)
  Adjustments to Reconcile Net Income to Net Cash:
   Contributed Services                                          1,500         4,800
   Depreciation                                                 17,276        12,639
   Shares Issued for Services                                     -           50,000
  Changes in Operating Assets & Liabilities:
   (Increase) Decrease  in Prepaid Expenses                    (14,270)       (3,722)
   (Increase) Decrease in Accounts Receivable                  (78,153)      (42,581)
   Increase (Decrease) in Accounts Payable                      13,393         3,600
   Increase (Decrease) in Accrued Expenses                      64,406        75,514
   Increase (Decrease) in Unearned Revenue                     165,001          -
                                                           ------------ ------------
     Net Cash Provided by Operating Activities                 227,126        64,988

Cash Flows from Investing Activities
------------------------------------
  Purchase of Computer Equipment                               (13,903)      (24,726)
  Purchase of Furniture & Fixtures                             (17,684)       (2,523)
                                                           ------------  ------------
     Net Cash Used by Investing Activities                     (31,587)      (27,249)

Cash Flows from Financing Activities
------------------------------------
  Proceeds from Exercise of Stock Option                           938         -
                                                           ------------  ------------

     Net Cash Provided by Financing Activities                     938         -
                                                           ------------  ------------
     Increase (Decrease) in Cash                               196,477        37,739

     Cash at Beginning of Period                               201,875       164,136
                                                           ------------  ------------
     Cash at End of Period                                 $   398,352   $   201,875
                                                           ============  ============

Supplemental Cash Flow Information
----------------------------------
  Interest                                                 $      -      $      -
  Taxes                                                           -             -





 The accompanying notes are an integral part of these financial statements.
                                     19


                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2003

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

NOTE 2 - Significant Accounting Policies
----------------------------------------

A.   Basis of Accounting
     -------------------

     The Company uses the accrual method of accounting.

B.   Revenue Recognition
     -------------------
     The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

C.   Cash Equivalents
     ----------------

     The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

D.   Net Earnings (Loss) Per Share
     -----------------------------

     Primary Earnings Per: Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Share shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.


                                 Continued
                                     20


                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 2 - Significant Accounting Policies (continued)
----------------------------------------------------

E.   Depreciation
     ------------

     The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets for the estimated lives of the assets.
     Depreciation is computed on the straight line method.

F.   Use of Estimates
     ----------------

     The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

G.   Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of the company and its wholly - owned subsidiary.
     Intercompany transactions and balances have been eliminated in consolidation.

H.   Fair Value of Financial Instruments
     -----------------------------------

     The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

I.   General and Administrative Costs
     --------------------------------

     General and administrative expenses include fees for office space, insurance, compensated absences, travel and entertainment costs.

J.   Income Taxes
     ------------

     The Company utilizes the liability method of accounting of income taxes. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statements and tax basis of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.


                                 Continued
                                     21

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 3  - New Technical Pronouncements
--------------------------------------

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 did not have an impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on the Company's consolidated financial statements.

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have an impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's consolidated financial statements.


                                 Continued
                                     22

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 3  - New Technical Pronouncements (continued)
--------------------------------------------------

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2003 did not have an impact on the Company's financial position, results of operations or cash flows.

NOTE 4  - Related Party
-----------------------

During 2003 and 2002, the Company's President allowed the Company to utilize office space at his personal residence. The President's secretary used this space on a daily basis. In accordance with SFAS 57, "Related Party Disclosures", the fair market value of the office space has been charged to general expenses with a corresponding entry to contributed capital. The fair market value of the office space was determined to be $250 per month, resulting in a total capital contribution of $1,500 and $3,000 for the years ending December 31, 2003 and 2002, respectively. During June 30, 2003, the President ceased using his home for an office, general expenses were charged through June only.

NOTE 5 - Fixed Assets
---------------------

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation. Scheduled below are the assets, costs and accumulated depreciation at December 31, 2003 and 2002.

                                 Continued
                                     23

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 5 - Fixed Assets (continued)
---------------------

                                               Depreciation          Accumulated
                            Cost                 Expense             Depreciation
                    --------------------   -------------------   --------------------
                    December    December   December   December   December    December
Assets              31, 2003    31, 2002   31, 2003   31, 2002   31, 2003    31, 2002
-------------------------------------------------------------------------------------
Computer Equipment  $55,830     $41,927    $14,447    $13,512    $27,959     $11,792
Furniture & Fixtures 24,766       7,082      2,829      1,336      4,165         847
                    -----------------------------------------------------------------
     Totals         $80,596     $49,009    $17,276    $14,848    $32,124     $12,639
                    =================================================================

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                        Year of Loss         Amount         Expiration Date
                        ---------------------------------------------------
                              2000      $   44,590                 2020
                              2001         296,397                 2021
                              2002          35,262                 2022
                              2003            -                      -

                                                     2003          2002
                                                 ------------  ------------
     Current Tax Asset Value of Net Operating
       Loss Carryforwards at Current Prevailing
       Federal Tax Rate                          $    95,483   $   112,874
     Evaluation Allowance                            (95,483)     (112,874)
                                                 ------------  ------------
       Net Tax Asset                             $      -      $      -
                                                 ============  ============
       Current Income Tax Expense                $      -      $      -
       Deferred Income Tax Benefit                      -             -

The Company has remaining cumulative net operating loss carryforwards of $318,276 to be offset against future earnings.
                                 Continued
                                     24
                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 7 - Operating Leases
-------------------------

On March 1, 2001, the Company entered into a lease agreement to lease office space at 5150 East Pacific Coast Highway, Long Beach, California 90804. The Company paid $2,020 and $1,962 per month for a 1,154 square foot facility, for the periods ending February 28, 2003 and 2002, respectively.

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

Total Lease Commitments;        Year          Amount
                            ------------   ------------
                                2004       $    75,451
                                2005            77,438
                                2006            12,965
                                2007              -
                                2008              -
                                           ------------
                                   Total   $   165,854
                                           ============

Rent expense for the year ended December 31, 2003 and December 31, 2002 was $61,832 and $24,862, respectively.

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

During 2003, a shareholder of the Company exercised their stock option in the Company. The Company issued 18,750 shares of common stock at a exercise price of $.05 per share. Common stock and related additional paid-in capital have been increased by $19 and $919, respectively.


                                 Continued
                                     25

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 9 - Major Customers
------------------------
The Company had two customers who, accounted for 10 percent, or more, of the Company's total revenues during the year ended December 31, 2003, and one customer during the year ended December 31, 2002. The percentages of total revenues for the years ended 2003 and 2002 are as follows:

                                2003           2002
                            ------------   ------------
     Customer A                      14%            20%
     Customer B                      14%             -

NOTE 10 - Net Earnings (Loss) Per Share
---------------------------------------

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Issuable shares of 408,982 detachable A Warrants and 408,982 detachable B Warrants were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the years ended December 31, 2003 and 2002.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

     Common shares outstanding during the entire period         15,413,670
     Weighted-average shares paid for, but not issued
       during the period.                                            -
                                                            ---------------
     Weighted-average number of common shares used in
       basic EPS dilutive effect of options                     15,413,670
     Weighted-average number of common shares used in
       basic EPS dilutive effect of warrants                         -
                                                            ---------------
     Weighted-average number of common shares and dilutive
       potential common shares used in diluted EPS              15,413,670
                                                            ===============

NOTE 11 - Accrued and Other Liabilities
---------------------------------------
Accrued liabilities consist of the following:

                                                                  2003
                                                              -------------
     Employment Enrollment Fees                               $     94,200
     Compensated Absences                                           27,647
     Legal Fees                                                     18,073
                                                              -------------
       Total                                                  $    139,920
                                                              =============

                                 Continued
                                     26
                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2003

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

Stock Option Plan

                                                                       2002

                                                                   Weighted
                                                                    Average
                                                        Number     Exercise
                                                     of Shares        Price
                                                   -----------  -----------
     Outstanding at beginning of year                     -    $      -
     Granted                                           85,000          .05
     Exercised                                        (18,750)         -
     Canceled                                             -            -
                                                   -----------  -----------
       Outstanding at end of year                      66,250   $      .05
                                                   ===========  ===========
       Exercisable at end of year                      66,250   $      .05
                                                   ===========  ===========

In accordance with SFAS 123, "Accounting for Stock-Based Compensation", no option expense was recognized for the year ended December 31, 2003 since the exercise price of the options was equal to, or greater than, the market value of the Company's common stock.

The fair value of the option grant was established at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions;

                                                       2003
                                                   -----------
     Risk-free interest rate                             3.0%
     Dividend yield                                        0%
     Volatility                                            0%
     Average expected term (years to exercise date)       1/2
                                                   -----------


                                 Continued
                                     27

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 12 - Options for Purchase of Common Stock (continued)
----------------------------------------------


Employee stock options outstanding and exercisable under this plan as of December 31, 2003 are:

Stock Option Plan

                                               Weighted
                                 Weighted       Average                    Weighted
       Range                      Average      Remaining                    Average
    of Exercise                 of Exercise   Contractual                 of Exercise
       Price         Options       Price     Life (Years)    Options         Price
   ------------ ------------   ------------  ------------  ------------  ------------
   $       .05       66,250    $       .05        3.58          66,250   $       .05






















                                     28

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 17, 2004, our independent auditors, Bierwolf, Nilson & Associates, Certified Public Accountants, informed us that on February 10, 2004, that their firm had merged its operations into Chisholm, Bierwolf & Nilson, LLC ("CBN") and was therefore effectively resigning as our auditors. Beirwolf, Nilson & Associates had audited our financial statements for the fiscal years ended December 31, 2001 and 2002 and its reports for each of the two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between us and Bierwolf, Nilson & Associates on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period of Beirwolf, Nilson & Associates as our auditors.

During the two most recent fiscal years ended December 31, 2002 and 2001 and through February 12, 2004, we did not consult with Chisholm, Bierwolf & Nilson, LLC regarding either: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor was oral advice provided that Chisholm, Bierwolf & Nilson, LLC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event.

                                  PART III


           ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
                    AND CONTROL PERSONS; COMPLIANCE WITH
                     SECTION 16(a) OF THE EXCHANGE ACT


The following table sets forth the Company's directors, executive officers, promoters and control persons, their ages, and all offices and positions held within the Company as of December 31, 2003. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board of Directors.


     Name                          Age       Position Management Since
     ----------------------------  -------   ---------------------------

     Tom Kubota                    64        President, Director, 2000

     Donald Hellwig                62        CFO, 2003

     Rudy LaRusso                  66        Secretary, Director, 2000

     Tom Roush                     47        Director 2003


                                     29

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

KEY EMPLOYEES/ADVISORS

     DONALD P BALZANO. CEO OF MEDEX HEALTHCARE, INC. (WHOLLY OWNED SUBSIDIARY OF THE COMPANY). Mr. Balzano is a graduate of the UCLA School of Law and is a member of the State Bar of California. From 1979 through 1990 he was the president of Western Medical Review and Care Resources, Inc. From 1990 through 1995 he founded Balzano & Associates which focused on medical and legal delivery systems for workers' compensation programs and he held the position of vice president and general counsel for Keenan & Associates where he was responsible for corporate legal activity and for creation of a workers' compensation defense attorney and managed medical care program. From 1996-2001 Mr. Balzano served as the president and CEO of Priority CompNet, a California workers' compensation health care organization. Mr. Balzano has been with the Company since 2001. He has brought a unique combination of legal and medical expertise to the Company.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears that Mr. Kubota, Mr. LaRusso and Mr. Roush inadvertently failed to timely file Form 3s disclosing the initial statement of ownership.
                                     30
                      ITEM 10.  EXECUTIVE COMPENSATION

     The following chart sets forth the compensation paid by the Company to each Officer and Director and its other most highly compensated executive officers whose total salary and bonus exceeded $100,000.00 for the last two fiscal years, and the planned compensation during the remainder of the current fiscal year. No officer or director had a salary and bonus during the fiscal years ended December 31, 2003, 2002 or 2001 that exceeded $100,000.00 for services rendered in all capacities to the Company.

                         SUMMARY COMPENSATION TABLE

                                                               Long Term Compensation
                                                              -----------------------
                           Annual Compensation      Awards          Payouts
                        ------------------------- ----------------  --------
                                                            Secur-
                                                             ities
                                           Other    Restr   Under-                All
                                          Annual    icted    lying              Other
                                          Compen    Stock  Options     LTIP    Compen
Name and                Salary     Bonus  sation   Awards    SARs/  Payouts    sation
Position        Year       ($)       ($)     ($)      ($)      (#)      ($)       ($)
-------------------------------------------------------------------------------------
Tom Kubota      2003     3,700       -0-     -0-      -0-      -0-      -0-       -0-
President, CEO  2002       -0-       -0-     -0-      -0-      -0-      -0-       -0-
Director        2001       -0-    23,000  35,000    1,754      -0-      -0-       -0-
                                             (1)

Donald Hellwig  2003       -0-       -0-     -0-      -0-      -0-      -0-       -0-
CFO             2002       -0-       -0-     -0-      -0-      -0-      -0-       -0-
                2001       -0-       -0-     -0-      -0-      -0-      -0-       -0-

Rudy LaRusso    2003     3,700       -0-     -0-      -0-      -0-      -0-       -0-
Secretary       2002       -0-       -0-     -0-      -0-      -0-      -0-       -0-
Director        2001       -0-       -0-     -0-      330      -0-      -0-       -0-

Tom Roush       2003     3,000       -0-     -0-      -0-      -0-      -0-       -0-
Director        2002       -0-       -0-     -0-      -0-      -0-      -0-       -0-
                2001       -0-       -0-     -0-      -0-      -0-      -0-       -0-

Donald Balzano  2003   132,000       -0-     -0-      -0-      -0-      -0-       -0-
CEO of Company  2002   104,000       -0-     -0-      -0-      -0-      -0-       -0-
Subsidiary
 Medex          2001       -0-       -0-     -0-      -0-      -0-      -0-       -0-

Doug Hikawa     2003   100,000       -0-     -0-      -0-      -0-      -0-       -0-
VP of Company   2002    70,000       -0-     -0-      -0-   50,000      -0-       -0-
                                                               (2)
Subsidiary
 Medex          2001       -0-       -0-     -0-      -0-      -0-      -0-       -0-


     (1) Tom Kubota provided consulting services to the Company through Nanko Investments, Inc., his private consulting business which services were performed and payments disbursed prior to the reverse acquisition of Medex. This amount represents funds paid by the Company to Nanko Investments, Inc. These services were provided on terms at least as favorable as could have been negotiated with an independent third party.

                                     31
     (2) Doug Hikawa was granted stock options to purchase up to 50,000 shares of restricted common stock in August of 2002 pursuant to the Company's stock option plan. 50% or 25,000 of the options granted vested upon the date of grant and an additional 25% of the options granted vested on the one year anniversary of the grant and the remaining 25% of the options granted will vest on the two year anniversary of the date of grant. The options are exercisable at $.05 per share. None of Mr. Hikawa's options have been exercised to date.

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

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT

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


Type of                                        Amount & Nature of     % of
Security  Name and Address                   Beneficial Ownership    Class
--------  ---------------------------------  --------------------    ------
Common    Tom Kubota (1) (2)                           2,153,931     13.97%
          1280 Bison, Suite B9-596
          Newport Beach, CA 92660

Common    Nanko Investments (2)                         1,702,305    11.05%
          1280 Bison, Suite B9-596
          Newport Beach, CA 92660

Common    Donald Hellwig (1)                                3,000        0%
          6266 Morley Avenue
          Los Angeles, CA 90056

                                     32

Common    Rudy LaRusso (1)                                300,000     1.95%
          218 Homewood Road
          Los Angeles, CA 90049

Common    Peter G. Alexakis                             1,083,333     7.03%
          2001 Santa Monica Blvd Suite 1190W
          Santa Monica, CA  90404

Common    Tom Roush (1)                                 1,083,333     7.03%
          20457 Kesley St
          Canyon Country, CA  91351

Common    Marvin Teitelbaum                             1,083,333     7.03%
          354 Homewood Road
          Los Angeles, CA  90049

Common    William Rifkin                                1,083,333     7.03%
          11820 Mayfield Ave #106
          Brentwood, CA  90049

Common    Janet Zand                                    1,083,333     7.03%
          1505 Rockcliff Road
          Austin, TX  78796

Common    Donald P. Balzano (3)                         1,083,335     7.03%
          5422 Michelle Drive
          Torrance, CA  90503

Common    Manfred Heeb                                  1,445,982     9.38%
          Meierhofstr Point 121
          Treisen, Liechtenstein Fl-9495

Common    Amafin Trust                                  1,500,000     9.73%
          Meierhofstr Point 121
          Treisen, Liechtenstein Fl-9495

Common    Eurifa Anstalt                                  900,000     5.84%
          Meierhofstr Point 121
          Treisen, Liechtenstein Fl-9495

Common    Auric Stiftung                                1,500,000     9.73%
          PO Box 83
          Aeulestrasse 5
          Vaduz, Liechtenstein Fl-9490

          All officers and directors                    3,540,264    22.97%
          as a group (4 persons)

          TOTAL BENEFICIAL OWNERSHIP                   14,307,913    92.85%

     (1) Officers and/or directors of PHCO.

     (2) Mr. Kubota is the president of Nanko Investments, Inc., and therefore shares held by Nanko Investments, Inc., are counted as shares owned by Mr. Kubota.
     (3) Mr. Balzano is the CEO of Medex Healthcare, Inc., a wholly owned subsidiary of the Company.

     CHANGE IN CONTROL

     To the knowledge of the management, there are no present arrangements or pledges of the Company's securities that may result in a change in control of the Company.
                                     33
                    ITEM 12.  CERTAIN RELATIONSHIPS AND
                           RELATED TRANSACTIONS

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

                                  PART IV

                 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Reports on Form 8-K.

     The Company filed a report on Form 8-K on or about March 3, 2004 under
Item 4 reporting that its independent auditor Bierwolf, Nilson & Associates merged its operations into Chisholm, Bierwolf & Nilson LLC.

     (b) Exhibits. The following exhibits are included as part of this report:

  Exhibit
  Number   Title of Document                      Location
  -------  ---------------------------------      ------------------------
  3.1      Articles of Incorporation/Amendments   Incorporated by reference
                                                  to Form 10-SB filed on
                                                  September 19, 2002, as
                                                  amended

  3.2      Bylaws                                 Incorporated by reference
                                                  to Form 10-SB filed on
                                                  September 19, 2002, as
                                                  amended

  4.1      PHCO 2002 Stock Option Plan            Incorporated by reference
                                                  to Form 10-SB filed on
                                                  September 19, 2002, as
                                                  amended

  10.1     HCO Service Agreement                  Incorporated by reference
                                                  to Form 10-SB filed on
                                                  September 19, 2002, as
                                                  amended

  21.1     Subsidiaries of Registrant             Incorporated by reference
                                                  to Form 10-SB filed on
                                                  September 19, 2002, as
                                                  amended

  31.1     Certification of Principal Executive   Attached
           Officer

  31.2     Certification of Principal Financial   Attached
           Officer

  32       Certification Pursuant to Section      Attached
           906 of the Sarbanes-Oxley Act of
           2002
                                     34
ITEM 14. CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "EVALUATION DATE") within 90 days before the filing of this annual report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

     (b) CHANGES IN INTERNAL CONTROLS AND PROCEDURES. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.








                                     35
                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                              PACIFIC HEALTH CARE ORGANIZATION, INC.

April 13, 2004                /s/ Tom Kubota
                              --------------------------------
                                  Tom Kubota
                                  Chief Executive Officer

April 13, 2004                /s/ Donald C. Hellwig
                              --------------------------------
                                  Donald C. Hellwig
                                  Chief Financial Officer

April 13, 2004                /s/ Donald Balzano
                              --------------------------------
                                  Donald Balzano
                                  Medex Healthcare, Inc.
                                  Chief Executive Officer


















                                     36