Form 10QSB
period 2004-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2004-05-25
CIK 1138476

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
  March 31, 2004                                              000-50009


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                  ----------------------------------------
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                  -------
       (State or other jurisdiction of incorporation or organization

                                 87-0285238
                              ----------------
                    (I.R.S. Employer Identification No.)


          1280 Bison Street, Suite B9-596, Newport Beach, CA 92660
         ----------------------------------------------------------
                  (Address of principal executive offices)

                               (949) 721-8272
                           ---------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                    None
                                   ------


Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X ]  No [   ]

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

Common stock, par value $.001; 15,408,982 shares outstanding as of March
31, 2004.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                   Pacific Health Care Organization, Inc.
                        Consolidated Balance Sheets

                                   ASSETS
                                                    March 31,  December 31,
                                                     2004          2003
                                                 ------------  ------------
                                                  (Unaudited)
Current Assets
 Cash & Cash Equivalents                         $   429,189   $   398,352
 Accounts Receivable                                 129,975       120,734
 Prepaid Expenses                                     25,455        24,166
                                                 ------------  ------------
   Total Current Assets                              584,619       543,252

Property & Equipment
 Computer Equipment                                   60,922        55,830
 Furniture & Fixtures                                 24,766        24,766
                                                 ------------  ------------
   Total Property & Equipment                         85,688        80,596

   Less: Accumulated Depreciation                    (37,702)      (32,124)

   Net Property & Equipment                           47,986        48,472
                                                 ------------  ------------
   Total Assets                                  $   632,605   $   591,724
                                                 ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                                     29,004        16,993
 Accrued expenses                                    168,861       139,920
 Unearned Revenue                                    129,987       165,001
                                                 ------------  ------------
   Total Current Liabilities                         327,852       321,914
                                                 ------------  ------------
   Total Liabilities                                 327,852       321,914

Stockholders' Equity
 Preferred Stock; 5,000,000 Shares Authorized
  at $.001 Par Value; Zero Shares Issued and
  Outstanding                                              -             -
 Common Stock; 50,000,000 Shares Authorized at
  $.001 Par Value; 15,427,732 Shares Issued and
  Outstanding                                         15,428        15,428
 Additional Paid-in-Capital                          449,964       449,964
 Additional Paid-in-Capital - Warrants               122,694       122,694
 Accumulated Deficit                                (283,333)     (318,276)
                                                 ------------  ------------
   Total Stockholders' Equity                        304,753       269,810
                                                 ------------  ------------
   Total Liabilities and Stockholders' Equity    $   632,605   $   591,724
                                                 ============  ============

The accompanying notes are an integal part of theses financial statements.
                                     2

                   Pacific Health Care Organization, Inc.
                   Consolidated Statements of Operations
                                (Unaudited)

                                               For the three  For the three
                                                months ended   months ended
                                                  March 31,      March 31,
                                                    2004            2003
                                               -------------  -------------
Revenues                                       $    430,643   $    244,635
                                                ------------   ------------
Operating Expenses
 Depreciation                                         5,578          3,644
 Consulting Fees                                     57,462          9,800
 Salaries and Wages                                 160,280        124,603
 Professional Fees                                   50,996          7,373
 Insurance                                           17,331         14,384
 Employment Enrollment                               37,939         18,000
 General & Administrative                            66,125         37,783
                                                ------------   ------------
   Total Operating Expenses                         395,711        215,587
                                                ------------   ------------
   Operating Income (Loss)                           34,932         29,048

Other Income (Expense)
 Interest Income                                         11             57
 Interest expense                                         -              -
                                                ------------   ------------
   Total Other Income (Expense)                          11             57
                                                ------------   ------------
   Net Income (Loss)                            $    34,943    $    29,105
                                                ============   ============

Net Income (Loss) Per Share                     $      0.00    $      0.00
                                                ============   ============
Weighted Average Shares Outstanding              15,427,732     15,408,982
                                                ============   ============



 The accompanying notes are an integral part of these financial statements.
                                     3


                   Pacific Health Care Organization, Inc.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                 For the three months ended
                                                         March 31,
                                                    2004           2003
                                               -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                             $     34,943   $     29,105
 Adjustments to Reconcile Net Loss to Net Cash
 Provided by Operations:
  Depreciation                                        5,578          3,644
  Contributed Services                                    -            750
 Change in Assets and Liabilities
  (Increase) Decrease in Accounts Receivable         (9,241)       (36,053)
  (Increase) Decrease in Prepaid Expenses            (1,289)        (4,327)
  Increase (Decrease) in Accounts Payable            12,011          6,149
  Increase (Decrease) in Accrued Expenses            28,941         26,380
  Increase (Decrease) in Unearned Revenue           (35,014)             -
                                               -------------  -------------
   Net Cash Provided(Used) by
   Operating Activities                              35,929         25,648

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Property and Equipment                  (5,092)        (9,967)
                                               -------------  -------------

   Net Cash Provided (Used) by
   Investing Activities                              (5,092)        (9,967)

CASH FLOWS FROM FINANCING ACTIVITIES:                     -              -
                                               -------------  -------------
   Net Cash Provided(Used) by
   Financing Activities                                   -              -
                                               -------------  -------------
   NET INCREASE (DECREASE) IN CASH
   AND EQUIVALENTS                                   30,837         15,681

   CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD                              398,352        201,875
                                               -------------  -------------
   CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $    429,189   $    217,556
                                               =============  =============
Cash Paid For:
 Interest                                      $          -   $          -
 Income Taxes                                  $         77   $          -



    The accompanying notes are an integral part of financial statements.

                                     4

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               March 31, 2004

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

                                 Continued
                                     5

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               March 31, 2004

NOTE 2 - Significant Accounting Policies (continued)
----------------------------------------

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

                                 Continued
                                     6

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               March 31, 2004

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

                                 Continued
                                     7

                         Pacific Healthcare Organization, Inc.
                             Notes to Financial Statements
                                   March 31, 2004

NOTE 3  - New Technical Pronouncements (continued)
--------------------------------------

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

NOTE 4  - Related Party
-----------------------

During 2003, the Company's President allowed the Company to utilize office space at his personal residence. The President's secretary used this space on a daily basis. In accordance with SFAS 57, "Related Party Disclosures", the fair market value of the office space has been charged to general expenses with a corresponding entry to contributed capital. The fair market value of the office space was determined to be $250 per month, resulting in a total capital contribution of $1,500 for the year ending December 31, 2003. During June 30, 2003, the President ceased using his home for an office, general expenses were charged through June only.

NOTE 5 - Fixed Assets
---------------------

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation. Scheduled below are the assets, costs and accumulated depreciation at March 31, 2004 and December 31, 2003.


                                 Continued
                                     8


                         Pacific Healthcare Organization, Inc.
                             Notes to Financial Statements
                                   March 31, 2004

NOTE 5 - Fixed Assets (continued)
---------------------

                                          Depreciation        Accumulated
                        Cost                Expense          Depreciation
                  March    December     March  December     March  December
Assets           31, 2004  31, 2003  31, 2004  31, 2003  31, 2004  31, 2003
---------------------------------------------------------------------------
Computer
 Equipment       $60,922   $55,830   $ 4,694   $14,447   $32,653   $27,959
Furniture &
 Fixtures         24,766    24,766       885     2,829     5,050     4,165
                 ----------------------------------------------------------
  Totals         $85,688   $80,596   $ 5,578   $17,276   $37,702   $32,124
                 ==========================================================

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                           Year of Loss     Amount     Expiration Date
                           -------------------------------------------
                                    2000  $44,590                 2020
                                    2001  296,397                 2021
                                    2002   35,262                 2022
                                    2003         -                   -
                                    2004         -                   -


                                                       2004         2003
                                                   -----------  -----------
  Current Tax Asset Value of Net Operating Loss
   Carryforwards at Current Prevailing Federal
   Tax Rate                                        $   85,000   $   95,483
  Evaluation Allowance                                (85,000)     (95,483)
                                                   -----------  -----------
   Net Tax Asset                                   $    -       $    -
                                                   ===========  ===========
   Current Income Tax Expense                      $    -       $    -
   Deferred Income Tax Benefit                          -            -

The Company has remaining cumulative net operating loss carryforwards of $283,333 to be offset against future earnings.

                                 Continued
                                     9

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               March 31, 2004

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

Total Lease Commitments;                          Year        Amount
                                               ----------  -----------
                                                     2004  $   75,451
                                                     2005      77,438
                                                     2006      12,965
                                                     2007        -
                                                     2008        -
                                                           -----------
                                                    Total  $  165,854
                                                           ===========

Rent expense for the year ended March 31, 2004 and December 31, 2003 was $18,804 and $61,832, respectively.

NOTE 8 - Stockholders' Equity
-----------------------------

During 2003, a shareholder of the Company exercised their stock option in the Company. The Company issued 18,750 shares of common stock at a exercise price of $.05 per share. Common stock and related additional paid-in capital have been increased by $19 and $919, respectively.

NOTE 9 - Major Customers
------------------------

The Company had two customers who, accounted for 10 percent, or more, of the Company's total revenues during the period ended March 31, 2004, and the year ended December 31, 2003. The percentages of total revenues for the period ended March 31, 2004 and the year ended December 31, 2003 are as follows:

                                                     2004         2003
     Customer A                                       14%          14%
     Customer B                                       13%          14%



                                 Continued
                                     10

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               March 31, 2004

NOTE 10 - Net Earnings (Loss) Per Share
---------------------------------------

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Issuable shares of 408,982 detachable A Warrants and 408,982 detachable B Warrants were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the period ended March 31, 2004.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

     Common shares outstanding during the entire period         15,427,732
     Weighted-average shares paid for, but not issued
       during the period.                                                -
                                                               ------------
     Weighted-average number of common shares used in
       basic EPS                                                15,427,732
     Dilutive effect of options                                          -
                                                               ------------
     Weighted-average number of common shares used in
       basic EPS                                                         -
     Dilutive effect of warrants                                         -
                                                               ------------
     Weighted-average number of common shares and dilutive
       potential common shares used in diluted EPS              15,427,732
                                                               ============

NOTE 11 - Accrued and Other Liabilities
---------------------------------------

Accrued liabilities consist of the following for the period ending March
31, 2004:

                                                                   2004
                                                               ------------
     Employment Enrollment Fees                                $   125,200
     Compensated Absences                                           42,611
     Other                                                           1,050
                                                               ------------
     Total                                                     $   168,861
                                                               ============

                                 Continued
                                     11

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               March 31, 2004

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

Stock Option Plan                                                  2002
                                                     ----------------------
                                                       Weighted
                                                        Average
                                                         Number   Exercise
                                                      of Shares    Price
                                                    -----------  ----------
     Outstanding at beginning of year                     -     $    -
     Granted                                            85,000         .05
     Exercised                                         (18,750)       -
     Canceled                                             -           -
                                                    -----------  ----------
       Outstanding at end of year                       66,250   $     .05
                                                    ===========  ==========
       Exercisable at end of year                       66,250   $     .05
                                                    ===========  ==========

In accordance with SFAS 123, "Accounting for Stock-Based Compensation", no option expense was recognized for the period ended March 31, 2004 since the exercise price of the options was equal to, or greater than, the market value of the Company's common stock.

The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions;

                                                        2004
                                                     ----------
     Risk-free interest rate                              3.0%
     Dividend yield                                         0%
     Volatility                                             0%
     Average expected term (years to exercise date)        1/2
                                                     ----------

Employee stock options outstanding and exercisable under this plan as of March 31, 2004 are:

Stock Option Plan

                                          Weighted
                            Weighted      Average                 Weighted
       Range                 Average     Remaining                 Average
    of Exercise           of Exercise   Contractual             Of Exercise
       Price      Options    Price     Life (years)   Options      Price
    ----------- ---------- ---------- -------------  ---------  -----------
    $      .05     66,250  $     .05          3.42     66,250   $      .05


                                     12

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

     An employer who contracts with an HCO can increase the length of time they are involved in the medical care provided to injured workers from 30 days up to 90 days, and in some cases up to 120 days. The increased time of control is designed to decrease the incidence of fraudulent claims and disability awards and is also based upon the notion that if there is more control over medical treatment there will be more control over costs, and subsequently, more control over getting injured workers healthy and back on the job. Ultimately the increase in control should reduce claims and thereby reduce workers' compensation premiums.

     The following information contained in this analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related disclosures.

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

     The information contained in this analysis should be read in conjunction with the condensed consolidated financial statements contained herein and related disclosures.
                                     13

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2004 and 2003
------------------------------------------------------------

     Workers' compensation costs in California have continue to remain excessive which has continued to motivate employers to search for ways to control this cost. Due to the high workers' compensation costs, and the Company's marketing efforts, revenues have increased from $244,635 for the quarter ended March 31, 2003 to $430,643 for the same period of 2004.
While the Company believes that revenues will continue to increase, it also believes that expenses will correspondingly increase at a similar rate. The expenses incurred in the quarter ended March 31, 2003 totaled $215,587, with $124,603 of said expenses being salaries and wages. For the same period of 2004 expenses increased to $395,711 while salaries and wages increased to $160,280. The additional expenses, including the increase in salaries and wages, were incurred in order to meet the increase in demand for services compared to the previous period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current ratio, level of working capital and amount of cash flows from operations for any quarter are directly related to the number of enrollees and the price of enrollment. Variations from quarter-to-quarter in these items are primarily the result of market conditions. The Company had a net income for the quarter ended March 31, 2004 of $34,943 compared to $29,105 for the same period of 2003 or an increase of $5,838. The increase is due to the increase in demand for its HCO services.

     Based on contracts in place and current enrollment, management believes that for the next twelve months, cash from operations should provide the Company adequate resources to satisfy its current operating and financing requirements. If needed, however, the Company believes certain stockholders would be prepared to assist the Company on a short-term basis with cash advances. These stockholders, however, are under no obligation and have made no commitments to fund the Company.

PLAN OF OPERATIONS

     Over the next twelve months, the Company plans to continue focusing its efforts on increasing enrollment in the HCO throughout southern California. The Company is constantly in discussions with several businesses and has distributed marketing packets to other potential customers. The Company will maintain and continue to establish relationships with doctors, nurses and other ancillary services that have experience in the workers' compensation industry.

     The Company believes that the excessive workers' compensation costs will continue to motivate employers to search for ways to control this cost. The Company believes that its HCO services offer an effective way to help reduce the excessive workers' compensation costs and as such employers will continue to utilize the Company's HCO services.


                                     14

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

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      A complaint was filed in Orange County Superior Court by plaintiffs Marvin Teitelbaum, a shareholder of the Company, and Peter Alexakis, a shareholder of the Company and former director (collectively "Plaintiffs") on or about April 7, 2004 against the Company's president Tom Kubota, secretary Rudy LaRusso and the Company (collectively "Defendants"). The action seeks cancellation of a stock issuance, an order for Mr. Kubota to pay the Company $150,000 and other damages to be determined based upon allegations that Defendants breached various fiduciary duties. The Company
believes that the claims by plaintiffs are without merit.    Defendants
have retained the services of The Williams Law Firm, PC, in Newport Beach, California, to represent them in this matter and intend to contest the case vigorously.

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



                                     15

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                   PACIFIC HEALTH CARE ORGANIZATION, INC.


May 24, 2004  /s/ Tom Kubota
                   -------------------------------------
                   Tom Kubota, Chief Executive Officer

May 24, 2004  /s/ Donald C. Hellwig
                   -------------------------------------
                   Donald C. Hellwig
                   Chief Financial Officer























                                     16