Form 10QSB
period 2004-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2004-11-15
CIK 1138476

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
 September 30, 2004                                           000-50009


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                  ---------------------------------------
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                   -----
       (State or other jurisdiction of incorporation or organization)

                                 87-0285238
                                 ----------
                    (I.R.S. Employer Identification No.)


          1280 Bison Street, Suite B9-596, Newport Beach, CA 92660
         ---------------------------------------------------------
                  (Address of principal executive offices)

                               (949) 721-8272
                              ---------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                    None
                                    ----


Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X ]  No [   ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

Common stock, par value $.001; 15,427,732 shares outstanding as of September 30, 2004.



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements










                   Pacific Health Care Organization, Inc.
                            Financial Statements

                       September 30, 2004 (Unaudited)
                                    and
                             December 31, 2003





                   Pacific Health Care Organization, Inc.
                               Balance Sheets

                                   Assets
                                  -------

                                              September 30,   December 31,
                                                   2004           2003
                                               ------------   ------------
Current Assets                                   (Unaudited)

  Cash                                          $    522,992  $    398,352
  Accounts Receivable                                132,160       120,734
  Prepaid Expenses                                    48,715        24,166
                                                ------------  ------------
       Total Current Assets                          703,867       543,252

Property & Equipment (Note 5)
--------------------
  Computer Equipment                                  60,922        55,830
  Furniture & Fixtures                                24,766        24,766
                                                ------------  ------------
       Total Property & Equipment                     85,688        80,596
       Less: Accumulated Depreciation               (48,858)      (32,124)
                                                ------------  ------------
       Net Property & Equipment                       36,830        48,472
                                                ------------  ------------
       Total Assets                             $    740,697  $    591,724
                                                ============  ============

                    Liabilities and Stockholders' Equity
                   -------------------------------------

Current Liabilities
-------------------
  Accounts Payable                              $      6,674  $     16,993
  Accrued Expenses                                   153,705       139,920
  Unearned Revenue                                   126,805       165,001
                                                ------------  ------------
       Total Current Liabilities                     287,184       321,914
                                                ------------  ------------
       Total Liabilities                             287,184       321,914

Stockholders' Equity
--------------------
  Preferred Stock; 5,000,000 Shares Authorized
   at $.001 Par Value Zero Shares Issued and
   Outstanding                                        -             -
  Common Stock; 50,000,000 Shares Authorized
   at  $.001 Par Value; 15,427,732 Shares Issued
   and Outstanding                                    15,428        15,428
  Additional Paid-in-Capital                         449,964       449,964
  Additional Paid-in-Capital   Warrants              122,694       122,694
  Accumulated (Deficit) Earnings                   (134,573)     (318,276)
                                                ------------  ------------
       Total Stockholders' Equity                    453,513       269,810
                                                ------------  ------------
       Total Liabilities &
       Stockholders' Equity                     $    740,697  $    591,724
                                                ============  ============



 The accompanying notes are an integral part of these financial statements.
                                     3


                   Pacific Health Care Organization, Inc.
                    Statements of Operations (Unaudited)

                        For the Three Months Ended  For the Nine Months Ended
                           September     September   September    September
                            30, 2004     30, 2003     30, 2004     30, 2003
                          ------------ ------------ ------------ ------------
Revenues                  $    417,732  $   310,005 $  1,246,406 $    764,258
--------
Expenses
--------
  Depreciation Expense           5,578        4,290       16,734       12,224
  Consulting Fees              (2,152)       15,569       98,038       42,163
  Salaries & Wages             170,188      122,611      490,255      369,841
  Professional Fees             53,677        5,013      130,172       32,230
  Insurance                     22,830       20,875       63,331       51,544
  Employment Enrollment         35,383       18,000      109,184       54,000
  General & Administrative
   Expenses                     45,572       49,742      155,040      142,438
                          ------------ ------------ ------------ ------------
       Total Expenses          331,076      236,100    1,062,754      704,440
                          ------------ ------------ ------------ ------------
Income from Operations          86,656       73,905      183,652       59,818

Other Income (Expense)
----------------------
  Interest Income                   31           17           51          102
                          ------------ ------------ ------------ ------------
       Total Other Income           31           17           51          102
                          ------------ ------------ ------------ ------------

       Income (Loss) Before
       Taxes                    86,687       73,922      183,703       59,920
       Tax Expense               -           -             -            -
                          ------------ ------------ ------------ ------------
       Net Income (Loss)  $     86,687 $     73,922 $    183,703 $     59,920
                          ============ ============ ============ ============

       Loss Per Share     $       0.01 $       0.00 $       0.01 $       0.00
                          ============ ============ ============ ============

       Weighted Average
       Shares Outstanding   15,427,732   15,427,732   15,427,732   15,427,732
                          ============ ============ ============ ============









 The accompanying notes are an integral part of these financial statements.
                                     4


                   Pacific Health Care Organization, Inc.
                    Statements of Cash Flows (Unaudited)

                                                   For the Nine Months Ended
                                                  September 30,  September 30,
                                                       2004           2003
                                                  -------------  -------------
Cash Flows from Operating Activities
------------------------------------
  Net Income                                      $     183,703  $      59,920
  Adjustments to Reconcile Net Income to Net Cash:
   Contributed Services                                  -               1,500
   Depreciation Expense                                  16,734         12,224
  Changes in Operating Assets & Liabilities:
   (Increase) Decrease in Prepaid Expenses             (24,549)       (17,231)
   (Increase) Decrease in Accounts Receivable          (11,426)       (96,924)
   Increase (Decrease) in Accounts Payable             (10,319)        (2,691)
   Increase (Decrease) in Accrued Expenses               13,785         47,456
   Increase (Decrease) in Deferred Revenue             (38,196)         -
                                                  -------------  -------------
Net Cash Provided (Used) by Operating Activities        129,732          4,254

Cash Flows from Investing Activities
------------------------------------
  Purchase of Property and Equipment                    (5,092)       (18,751)
                                                  -------------  -------------
Net Cash Provided (Used) by Investing Activities        (5,092)       (18,751)

Cash Flows from Financing Activities                      -              -
------------------------------------               -------------  -------------

Net Cash Provided (Used) by Financing Activities          -              -
                                                   -------------  -------------

Increase (Decrease) in Cash                              124,640       (14,497)

Cash and Cash Equivalents at Beginning of Period         398,352        201,875
                                                   -------------  -------------
Cash and Cash Equivalents at End of Period         $     522,992  $     187,378
                                                   =============  =============

  Interest                                         $      -       $          85
  Income Taxes                                     $      -       $      -





 The accompanying notes are an integral part of these financial statements.
                                     5

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             September 30, 2004

NOTE 1 - Corporate History
--------------------------

Pacific Health Care Organization, Inc. was incorporated under the laws of the state of Utah on April 17, 1970 under the name Clear Air, Inc. On September 25, 2000, the Company changed its name to Pacific Health Care Organization, Inc. On February 26, 2001, the Company acquired Medex Healthcare, Inc. ("Medex"), a California corporation organized March 4, 1994, in a share for share exchange in which the Company acquired all of the outstanding shares of Medex in exchange for 6,500,000 shares of the Company. The acquisition of Medex by the Company was accounted for as a reverse acquisition, and therefore Medex was considered the accounting acquirer. The financial statements, contained herein, are those of Medex Healthcare, Inc., for all periods presented.

NOTE 2 - Significant Accounting Policies
----------------------------------------

A.   Basis of Accounting
     ---------------------

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

     Health care service revenues are recognized in the period in which fees are fixed or determinable and the related services are provided to the subscriber.

     The Company's subscribers generally pay in advance for their services by check or electronic check payment, and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from subscribers are recorded on the balance sheet as deferred revenue. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.



                                 Continued
                                     6

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             September 30, 2004

NOTE 2 - Significant Accounting Policies (continued)
----------------------------------------

C.   Cash Equivalents
     ----------------

     The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

D.   Net Earnings (Loss) Per Share
     -----------------------------

     The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented. The Company utilizes the treasury stock method to calculate net earnings (loss) per share. Potentially issuable common shares totaling 691,964 related to warrants and 66,250 related to options were excluded from the calculation of diluted loss per share because their efforts were anti-dilutive.

     The following is the calculation for the weighted average common shares used in basic and dilutive net earnings (loss) per share:

                                                   For the       For the
                                                Period Ended    Year Ended
                                               September 30,  December 31,
                                                    2004          2003
                                               ------------- -------------
                                                (Unaudited)
    Basic Earning Per Share:
       Income (Loss) (Numerator)               $     183,703 $      57,973
       Shares (Denominator)                       15,427,732    15,413,670
                                               ------------- -------------
    Per Share Amount                           $         .01 $         .00
                                               ============= =============
    Fully Diluted Earnings Per Share:
       Income (Loss) (Numerator)               $     183,703 $      57,973
       Shares (Denominator)                       15,427,732    15,413,670
                                               ------------- -------------
       Per Share Amount                        $         .01 $         .00
                                               ============= =============

E.   Depreciation
     ------------

     The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets for the estimated lives of the assets.
     Depreciation is computed on the straight line method.



                                 Continued
                                     7

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             September 30, 2004

NOTE 2 - Significant Accounting Policies (continued)
----------------------------------------

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

G.   Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of the company and it's wholly - owned subsidiary.
     Intercompany transactions and balances have been eliminated in consolidation.

H.   Fair Value of Financial Instruments
     -----------------------------------

     The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

I.   General and Administrative Costs
     --------------------------------

     General and administrative expenses include fees for office space, insurance, compensated absences, and travel and entertainment costs.

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



                                 Continued
                                     8

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             September 30, 2004

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

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. The consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's consolidated financial statements.

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


                                 Continued
                                     9

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             September 30, 2004

NOTE 3  - New Technical Pronouncements (continued)
--------------------------------------

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

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

NOTE 4  - Related Party
-----------------------

During 2003 and 2002, the Company's President allowed the Company to utilize office space at his personal residence. The President's secretary used this space on a daily basis. In accordance with SFAS 57, "Related Party Disclosures", the fair market value of the office space has been charged to general expenses with a corresponding entry to contributed capital. The fair market value of the office space was determined to be $250 per month, resulting in a total capital contribution of $1,500 and $3,000 for the years ending December 31, 2003 and 2002, respectively. During June 30, 2003, the President ceased using his home for an office. General expenses were charged through June only.

NOTE 5 - Fixed Assets
---------------------

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation. Scheduled below are the assets, costs and accumulated depreciation at September 30, 2004 and December 31, 2003.


                                         Depreciation             Accumulated
                    Cost                    Expense               Depreciation
           -----------------------  -----------------------  -----------------------
            September    December    September    December    September    December
Assets       30, 2004    31, 2003     30, 2004    31, 2003     30, 2004    31, 2003
           ----------- -----------  ----------- -----------  ----------- -----------
           (Unaudited)              (Unaudited)              (Unaudited)
Computer
 Equipment $    60,922 $    55,830  $    14,080 $    14,447  $    42,039 $    27,959
Furniture &
  Fixtures      24,766      24,766        2,654       2,829        6,819       4,165
           ----------- -----------  ----------- -----------  ----------- -----------
Totals     $    85,688 $    80,596  $    16,734 $    17,276  $    48,858 $    32,124
           =========== ===========  =========== ===========  =========== ===========


 The accompanying notes are an integral part of these financial statements.
                                     10

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             September 30, 2004

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:


                            Year of Loss      Amount        Expiration Date
                           -------------  -------------     ---------------
                                2000      $     44,590             2020
                                2001           296,397             2021
                                2002            35,262             2022
                                2003             -                   -
                                2004             -                   -

                                                September 30,  December 31,
                                                     2004          2003
                                                ------------- -------------
						 (Unaudited)
     Current Tax Asset Value of Net Operating
     Loss  Carryforwards at Current Prevailing
     Federal Tax Rate                           $    40,372   $      95,483
     Evaluation Allowance                            (40,372)      (95,483)
                                                ------------- -------------
     Net Tax Asset                              $      -      $      -
                                                ============= =============
     Current Income Tax Expense                 $      -      $      -
     Deferred Income Tax Benefit                       -             -


The Company has remaining cumulative net operating loss carryforwards at September 30, 2004 of $134,573 to be offset against future earnings.

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

                                 Continued
                                     11


                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             September 30, 2004

NOTE 7 - Operating Leases (Continued)
-------------------------


Total Lease Commitments;           Year                     Amount
                                ----------     ----------------------------
                                               September 30,   December 31,
                                                    2004           2003
                                               -------------  -------------
                                                (Unaudited)
                                   2004        $      19,885  $      75,451
                                   2005               77,438         77,438
                                   2006               12,965         12,965
                                   2007                -              -
                                   2008                -              -
                                               -------------  -------------
                                  Total        $     110,288  $     165,854
                                               =============  =============

Rent expense for the period ended September 30, 2004 and December 31, 2003 was $57,106 and $61,832, respectively.

NOTE 8 - Stockholders' Equity
-----------------------------

During 2003, a shareholder of the Company exercised their stock option in the Company. The Company issued 18,750 shares of common stock at an exercise price of $.05 per share. Common stock and related additional paid-in capital have been increased by $19 and $919, respectively.

NOTE 9 - Major Customers
------------------------

The Company had two customers who, accounted for 10 percent, or more, of the Company's total revenues during the period ended September 30, 2004 and the year ended December 31, 2003. The percentage of total revenues for the period January 1, 2004 to September 30, 2004 and the years ended December 31, 2003 is as follows:

                                              September 30,   December 31,
                                                   2004           2003
                                              -------------  -------------
              Customer A                           14%            14%
              Customer B                           14%            14%


NOTE 10 - Accrued and Other Liabilities
---------------------------------------

Accrued liabilities consist of the following:

                                              September 30,   December 31,
                                                   2004           2003
                                              -------------  -------------
                                               (Unaudited)

    Employment Enrollment Fees                $     129,898  $      94,200
    Compensated Absences                             22,307         27,647
    Other Accruals                                    1,500         18,073
                                              -------------  -------------
         Total                                $     153,705  $     139,920
                                              =============  =============

                                 Continued
                                     12

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             September 30, 2004

NOTE 11 - Options for Purchase of Common Stock
----------------------------------------------

In August 2002, the Company adopted a stock option plan. The Company adopted a plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company's common stock at a purchase price equal to or greater than fair market value as of the
date of the grant.   Options are exercisable six months after the grant
date and expire five years from the grant date. The exercise price of the options is $.05. The fair market value of the options at the date of grant was determined to be $.035 due to earlier issuances for cash of this stock. The plan calls for a total of 1,000,000 shares to be held for grant. A summary of activity follows;

2002 Stock Option Plan
                                                                 Weighted
                                                                  Average
                                                    Number       Exercise
                                                  of Shares       Price
                                                 ------------  ------------
     Outstanding at January 1, 2002                    -       $     -
       Granted                                        85,000           .05
       Exercised                                       -             -
       Canceled                                        -             -
                                                 ------------  ------------
     Outstanding at December 31, 2002                 85,000           .05
                                                 ------------  ------------
       Granted                                         -             -
       Exercised                                     (18,750)          .05
       Canceled                                        -             -
                                                 ------------  ------------
     Outstanding at December 31, 2003                 66,250           .05
                                                 ------------  ------------
2002 Stock Option Plan
                                                                 Weighted
                                                                  Average
                                                    Number       Exercise
                                                  of Shares       Price
                                                 ------------  ------------
     Outstanding at January 1, 2004                   66,250   $       .05
                                                 ------------  ------------
       Granted                                         -             -
       Exercised                                       -             -
       Canceled                                        -             -
                                                 ------------  ------------
     Exercisable at September 30, 2004 (Unaudited)    66,250   $       .05
                                                 ============  ============

In accordance with SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", no option expense was recognized for the period ended September 30, 2004 (Unaudited) and the years ended December 31, 2003 and 2002, since the results of the valuation of the options with the Black-Scholes model resulted in a zero value.

                                 Continued
                                     13

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             September 30, 2004

NOTE 11 - Options for Purchase of Common Stock (continued)
----------------------------------------------

The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions;

                                  September 30,             December 31,
                                       2004         2003          2002
                                   ------------ ------------  ------------
                                    (Unaudited)
    Risk-free interest rate                3.0%        3.0%           3.0%
    Dividend yield                           0%          0%             0%
    Volatility                               0%          0%             0%
    Average expected term
      (Years to exercise date)              1/2          1/2          1/2


Employee stock options outstanding and exercisable under this plan as of September 30, 2004 (Unaudited) and December 31, 2003 are:


Stock Option Plan
                                       Weighted      Average                 Weighted
                 Range                  Average    Remaining                  Average
           Of Exercise              of Exercise  Contractual              of Exercise
                 Price      Options       Price  Life(Years)     Options        Price
           -----------  ----------- -----------  ----------- -----------  -----------
2004       $      .05       66,250  $      .05         3.42      66,250   $      .05
2003              .05       66,250         .05         3.58      66,250          .05
2002              .05       85,000         .05         4.58      85,000          .05

NOTE 12 - Contingencies
-----------------------

The Company, its president and secretary are named defendants in a lawsuit filed by two shareholders, one of which was a former director of the Company. The action seeks cancellation of a stock issuance, an order for the Company's President to pay the Company $150,000 and other damages to be determined based upon allegations of breach of fiduciary duties. The Company, and its President, believes the suit is completely without merit and intends to vigorously defend its position.

NOTE 13 - Unaudited Information
-------------------------------

The financial statements for the nine months ended September 30, 2004 were taken from the books and records of the Company without audit. However, such information reflects all adjustments which are in the opinion of management, necessary to properly reflect the results of the nine months ended September 30, 2004, and are of a normal, recurring nature. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has limited liquidity and capital resources. The Company does not currently possess a financial institution source of financing and the Company cannot be certain that its existing sources of cash will be adequate to meet its liquidity requirements.

     The Company's future capital requirements will depend on its ability to successfully implement its business plan and other factors, including
(i) the ability of the Company to maintain its existing customer base and to expand its customer base, and (ii) overall financial market conditions where the Company might seek potential investors.

     As of September 30, 2004, the Company had cash on hand of $522,992, compared to $398,352 at September 30, 2003. This $124,570 increase in cash on hand is due to additional revenue generated from the Company's growing customer base. Because of the conversion of debt to equity, management believes that cash on hand and anticipated revenues will be sufficient to cover operating costs over the next twelve months. Therefore, the Company does not anticipate needing to find other sources of capital at this time. If the Company's revenues, however, are less than anticipated the Company will need to find other sources of capital to continue operations. The Company would then seek additional capital in the form of debt and/or equity. While the Company believes that it is capable of raising additional capital, there is no assurance that the Company will be successful in locating other sources of capital on favorable terms or at all.

RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
     -----------------------------------------------------------

     Workers' compensation costs in California have continued to remain excessive which has continued to motivate employers to search for ways to control this cost. Due to the high workers' compensation costs, and the Company's marketing efforts, revenues have increased from $310,005 for the quarter ended September 30, 2003 to $417,732 for the same period of 2004. While the Company believes that revenues will continue to increase, it also believes that expenses will continue to increase. Total expenses incurred during the three months ended September 30, 2004 totaled $331,076 compared to $236,100 for the corresponding period ended September 30, 2003, which included increases in consulting fees, salaries & wages, professional fees, insurance and employment enrollment, offset by a decrease in general & administrative expenses.

     During the three months ended September 30, 2004, consulting fees decreased $17,721 from $15,569 during the three months ended June 30, 2003. As the HCO industry in California continues to develop, the Company believes it is important to be as involved as possible in the legislative and policy-making process. Therefore, from time to time, the Company will hire lobbyist and other consultants to represent its interests. The $17,721 decrease in consulting fees incurred during the three months ended September 30, 2004, is primarily the result of decreased lobbying activities by the Company during the quarter just ended. The Company anticipates significant fluctuations in consulting fee expenses from quarter to quarter and year to year as the applicable legislative and rule-making bodies overseeing the HCO industry consider changes that may affect the industry. During 2004, the Company has also incurred the costs of retaining a computer consultant to assist in the ongoing development and maintenance of the Company's information systems. The Company incurred no such cost in 2003. The Company anticipates an ongoing need to retain consultants to assist with its information technology needs.


     Salaries & wages increased $47,577 during the three months ended September 30, 2004, to $170,188, compared to $122,611 during the three months ended September 30, 2003. The increase in salaries & wages in the period ended 2004, is attributable to the increased number of employees employed by Medex Healthcare, the Company's subsidiary, and to increases in salary paid to the CEO and Vice President of Medex.

     In the three months ended September 30, 2004, the Company incurred professional fees of $53,677 compared to $5,013 during the three months ended September 30, 2003. The increase in professional fees in 2004, is largely attributable to increased legal and other professional fees incurred during the quarter ended September 30, 2004.

     During the three months ended September 30, 2004, the Company incurred insurance expenses of $22,830, a $1,955 increase in insurance expenses over the comparable three month period ended September 30, 2003. The increase in 2004, is largely related to the increased number of Company employees as compared to the same quarter ended September 30, 2003.

     Employment enrollment increased $17,383 to $35,383 during the three months ended September 30, 2004, compared to September 30, 2003. As an HCO, the Company is required to pay a fee to the State of California for each person it enrolls. The increase in employment enrollment expenses in the three months ended September 30, 2004, reflects the increased number of persons enrolled with the Company when compared to the same period ended 2003.

     For the three months ended September 30, 2004, the Company reduced its general & administrative expenses to $45,572, compared to $49,742 for the three months ended September 30, 2003. In the quarter ended June 30, 2003, the Company paid off certain tax obligations that were overdue. This decrease in general and administrative expense was minimal. We do not anticipate continued decreases in general & administrative expenses in the future.

     As a result of increased revenue and decreased general & administrative expense partially offset by increases in consulting fees, salaries & wages, professional fees, insurance and employment enrollment, the Company realized net income of $86,687 for the three months ended September 30, 2004, compared to a net income of $73,922 during the three months ended September 30, 2003.

     COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
     ---------------------------------------------------------------

     During the nine months ended September 30, 2004, the Company realized revenue of $1,246,406 compared to $764,258 during the nine months ended September 30, 2003. As discussed above, this increase is largely the result of the Company's increased efforts to market its service to California employers who are faced with excessive employee health care costs. While the Company believes that revenues will continue to increase, it also believes that expenses will continue to increase. Total expenses incurred in the nine months ended September 30, 2004 totaled $1,062,754 compared to $704,440 for the corresponding period ended September 30, 2003, which included increases in consulting fees, salaries & wages, professional fees, insurance, employment enrollment and general & administrative expenses.


     During the nine months ended September 30, 2004, consulting fees increased to $98,038 from $42,163 during the nine months ended September 30, 2003. As discussed above, this $55,875 increase in consulting fees is partially attributable to the Company retaining lobbyist and other consultants to assist the Company as it participates in the legislative and rule-making processes governing the HCO industry. The Company anticipates significant fluctuations in consulting fee expenses from quarter to quarter and year to year as the applicable legislative and rule-making bodies overseeing the HCO industry consider changes that may affect the industry. During 2004, the Company has also incurred the costs of retaining a computer consultant to assist in the ongoing development and maintenance of the Company's information systems. The Company incurred no such cost in 2003. The Company anticipates an ongoing need to retain consultants to assist with its information technology needs.

     Salaries & wages increased $120,414 during the nine months ended September 30, 2004, to $490,255, compared to $369,841 during the nine months ended September 30, 2003. The increase in salaries & wages in the period ended September 30, 2004 is attributable to increases in the number of employees of Medex, and increased salaries paid to the CEO and Vice President of Medex.

     In the nine months ended September 30, 2004, the Company incurred professional fees of $130,172 compared to $32,230 during the nine months ended September 30, 2003. This increase in professional fees during the nine month period ended September 30, 2004, is primarily the result of increased legal and other professional fees incurred by the Company.

     During the nine months ended September 30, 2004, the Company incurred insurance expenses of $63,331 an $11,787 increase in insurance expenses over the comparable nine month period ended September 30, 2003. The increased insurance expenses during the nine month period ended September 30, 2004, is attributable to increases in the number of Company employees receiving health, dental and other insurance benefits.

     Employment enrollment increased $55,184 to $109,184 during the nine months ended September 30, 2004, compared to same period of 2003. The Company is required to pay a fee to the State of California for each person it enrolls. The increase in employment enrollment expenses in the nine months ended September 30, 2004, reflects the increased number of persons enrolled with the Company when compared to the same period ended 2003.

     For the nine months ended September 30, 2004, general & administrative expenses increased $12,602 to $155,040, compared to $142,438 for the nine months ended September 30, 2003. This increase in general & administrative expenses is primarily the result of the increasing size of the Company's operations combined with higher office lease rental expenses for the Company's facilities.

     As a result of increased revenue partially offset by increases in consulting fees, salaries & wages, professional fees, insurance employment enrollment and general & administrative expense, the Company realized net income of $183,703 for the nine months ended September 30, 2004, compared to net income of $59,818 for the nine months ended September 30, 2003.

PLAN OF OPERATIONS

     As mentioned previously, the business of the Company is that of its wholly owned subsidiary Medex. Over the next twelve months the Company plans to focus its efforts on increasing enrollment in the Medex HCOs throughout southern California. The Company is currently in discussions with a number of businesses and continues to distribute marketing packets to potential customers.


     The Company will maintain and continue to establish relationships with doctors, nurses and other ancillary services who have experience in the workers' compensation industry. These relationships are vital to the success of the Company as these people and services will help up keep costs down by ensuring proper care.

     Due to escalating workers' compensation costs in the State of California and the HCO's ability to assist employers to control and reduce this cost, management believes that additional California employers may contract the services of an HCO. The Company is actively positioning itself to contract as many employers as possible. Any additional employees enrolled will also cause costs and expenses to proportionately increase. The Company has expanded the executive offices and plans to hire additional employees as they are needed to meet any increase in enrollment.

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

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     A complaint was filed in Orange County Superior Court by plaintiffs Marvin Teitelbaum, a shareholder of the Company, and Peter Alexakis, a shareholder of the Company and former director (collectively "Plaintiffs") on or about April 7, 2004 against the Company's president Tom Kubota, secretary Rudy LaRusso and the Company (collectively "Defendants"). The action seeks cancellation of a stock issuance, an order for Mr. Kubota to pay the Company $150,000 and other damages to be determined based upon allegations that Defendants breached various fiduciary duties. The Company
believes that the claims by plaintiffs are without merit.    Defendants
have retained the services of the Law Offices of L. Scott Karlin of Tustin, California, to represent them in this matter and intend to contest the case vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Reports on Form 8-K

          None.

     (B) Exhibits. The following exhibits are included as part of this report:

          Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 31.2 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 31.3 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.1 Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.2 Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.3 Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.



                              PACIFIC HEALTH CARE ORGANIZATION, INC.


November 11, 2004             /S/ Tom Kubota
                              -------------------------------------------
                              Tom Kubota, Chief Executive Officer



November 11, 2004             /S/ Donald C. Hellwig
                              -------------------------------------------
                              Donald C. Hellwig, Chief Financial Officer


November 11, 2004             /S/ Donald P. Balzano
                              -------------------------------------------
                              Donald P. Balzano
                              Chief Executive Officer
                              Medex Healthcare, Inc.






















