Form 10KSB
period 2004-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2005-03-30
CIK 1138476

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended:   December 31, 2004
                                     ------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

                       Commission File Number 0-50009


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
               ---------------------------------------------
               (Name of small business issuer in its chapter)


          Utah                                         87-0285238
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

1280 Bison, Suite B9-596, Newport Beach, CA                        92660
-------------------------------------------                      ----------
(Address of principal executive offices                          (Zip Code)

     Issuer's telephone number, including area code:  (949) 721-8272
                                                     ----------------

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                   $.001 par value, common voting shares
                  ---------------------------------------
                              (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the
past 90 days.  (1) Yes [ X ]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $1,671,994.

The aggregate market value of the issuer's voting stock held as of March 17, 2005, by non-affiliates of the issuer was approximately $1,886,853.

As of March 17, 2005 issuer had 15,427,732 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.    Yes [  ]  No [X]

Documents incorporated by reference:   None


                             TABLE OF CONTENTS

                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . .3

ITEM 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . .9

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . 10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . 10

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . 11

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . 13

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . 19

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . 39

ITEM 8A.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . 39

ITEM 8B.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 39

                                  PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
          THE EXCHANGE ACT . . . . . . . . . . . . . . . . . . . . . . 40

ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . 42

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . 43

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . 44

                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . 45

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . . 45

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 46


___________________________________________________________________________

                                   PART I
___________________________________________________________________________

                                  FORWARD
___________________________________________________________________________

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

     On February 26, 2001, the Company acquired Medex Healthcare, Inc. ("Medex"), a California corporation organized March 4, 1994, in a share for share exchange in which the Company acquired all of the outstanding shares of Medex in exchange for 6,500,000 shares of the Company. The acquisition of Medex by the Company was accounted for as a reverse acquisition, with Medex being considered the accounting acquirer. Medex had limited operations and was primarily engaged in making application for California State licenses to operate as a Health Care Organization for the three years prior to the acquisition. Medex is now a wholly owned subsidiary of the Company. In addition, the Company formed Workers' Compensation Assistance, Inc. ("WCA"), a California corporation on August 14, 2001, which is also a wholly owned subsidiary. WCA does not have any operations to date, and the principal business of the Company is the business of Medex.


INDUSTRY BACKGROUND

     The California legislature passed Assembly Bill 110 ("AB 110" or the "bill") in July of 1993 and later deregulated the premiums paid by employers for Workers' Compensation insurance. These two events have given rise to the business of the Company.

     AB 110 was a collaboration of efforts from both employers and organizations, such as plaintiffs' attorneys who represent injured workers, in an effort to curtail employers from leaving California due to escalating Workers' Compensation costs. The bill addresses the problem of rising medical costs associated with poor quality care to the injured worker. Two of the major problems with the existing system, as identified by the legislature, were fraud and the lack of a managed care program that allowed control of the quality of medical care of an injured worker beyond thirty days. As a result, the bill created a new health care delivery body to solve the unique medical and legal issues of Workers' Compensation. These new entities are called Health Care Organizations ("HCO"). The HCOs are networks of health care professionals specializing in the treatment of workplace injuries and in back-to-work rehabilitation and training. An HCO does not waive the statutory obligation of companies to either possess workers' compensation insurance or qualify as self- insured.

     HCOs were created to appeal to employees, while providing substantial savings to employers. This is accomplished by providing high quality medical care and increasing the length of time employers are involved in the medical care provided to injured workers. The increased length in control is designed to decrease the incidence of fraudulent claims and disability awards and is also based upon the notion that if there is more control over medical treatment there will be more control over costs, and subsequently, more control over getting injured workers back on the job. This increase in control is intended to reduce the costs of claims and thereby reduce workers' compensation premiums.

     In addition, the legislature requires that employers who use HCOs give employees a choice of HCOs or managed care physicians for treatment. It is anticipated that this will increase quality and give employees a fair say in their treatment.

     Prior to the passing of the bill, premiums paid by employers were fixed by law at a rate that was only dependent upon the occupation of the workers covered under the policy. An additional measure enacted by the California legislature deregulated the premiums paid by employers. This encouraged competition for market share of the Workers' Compensation insurance business. The increased competition initially drove premiums down to levels that were not sustainable. In response, insurers have hiked insurance premiums. Drastically rising premiums are forcing employers to search for alternative Workers' Compensation programs such as the HCOs created by AB 110.


CERTIFICATION PROCESS

     All applications for HCO license certification are processed by the California Department of Industrial Relations ("DIR"). The application process is time consuming and requires descriptions of applicant's organization and planned methods of operation.

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

BUSINESS OF THE COMPANY

     The principle business of the Company is that of its wholly owned subsidiary Medex. Medex is in the business of managing and administering Health Care Organizations. As mentioned previously, these HCOs are networks of medical providers established to serve the Workers' Compensation industry. The California legislature mandated that if an employer contracts services from an HCO, the injured workers must be given a choice between at least two HCOs. The Company recognized early on that two HCO certifications are necessary to be competitive. Instead of aligning with a competitor, the Company elected to go through the lengthy application process with the DIR twice and has subsequently received certification to operate two separate HCOs. While there is no longer a statutory requirement to offer two HCOs to employers Medex continues to retain its two certifications, so that employer clients have the option of offering one or two HCOs to their employees. The Company believes its ability to offer two HCOs gives potential clients greater choice, which is favored by a number of employers, especially those with certified bargaining units.


     Through the two licenses to operate HCOs, the Company offers the injured worker a choice of enrolling in an HCO with a network managed by primary care providers requiring a referral to specialists or a second HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

     The two HCO certifications obtained by the Company cover the entire
state of California.   This geographical area has a multi-billion dollar
annual medical and indemnity Workers' Compensation cost. The two HCO networks have contracted with over 3,200 individual providers and clinics, as well as, hospitals, pharmacies, rehabilitation centers and other ancillary services making the Company's HCOs capable of providing comprehensive medical services throughout this region. The Company is developing these networks and further extending its Workers' Compensation business into a statewide entity.

     The Company, by virtue of its continued certification as an HCO, is statutorily deemed to be qualified as an approved Medical Provider Network
(MPN) as created by SB 899, and are effective as of January 1, 2005. It is anticipated that a significant number of employer clients will avail themselves of the MPN program rather than the HCO program; others will utilize the provisions of the HCO program, while still others will use both in conjunction with each other.

     The Company is currently in continued discussions with insurance brokers, carriers, third party administrators, managed care organizations and with representatives of larger employers, both as partners and potential clients. Based on potential cost savings to employers and the approximately fourteen million workers eligible for the services of the Company, the Company expects that a significant number of employers will
sign contracts with the Company to provide services.   The Company expects
the amount per enrollee it will charge employers will likely vary based upon factors such as employer history and exposure to risk; for instance, a construction company would likely pay more than a payroll service company. In addition, employers who have thousands of enrollees are more likely to get a discount. Because of the relatively new HCO market, and even though the Company makes every effort to charge a sufficient enrollee fee to cover costs and to make a profit, however, there is no assurance that the Company will always properly evaluate the risks associated with each employer or charge sufficient enrollee fees to cover its operational costs and/or be profitable. The Company carefully analyzes each employer prior to quoting an enrollee fee. In the event the Company charges per enrollee fees that are inadequate to cover operational costs, then the Company may not be able to continue business operations.

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

Case Management.
----------------
The Case Management committee ("CMC") is charged with working with both the injured worker and the employers to coordinate return to work issues. For example, seeking light duties for an injured worker rather than allowing a protracted period of disability. The Company's ability to compress the time frame between an injured worker's first report of injury and return to work is the most critical factor in the management of Workers' Compensation care. The number of work days the employee misses due to disability translates into great costs to the employer, through medical costs, loss of productivity, the need to hire temporary help and disability insurance indemnity payments. The caseworker will become an intermediary between the physician, employer and employee by coordinating the return of the worker to a position he or she is capable of carrying out while recovering.

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

HOSPITALS

     The Company has been successful in creating relationships with some of the premier medical centers throughout California. The relationships established with medical centers are not for access or service as they provide access and service to all. Rather, these relationships are maintained by the Company to provide services to the Company's HCO enrollees.

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

COMPETITION

     Although the Company is one of the first commercial enterprises capable of offering HCO services, there are new companies that are currently setting up similar services as those being offered by the Company. Many of these competitors may have greater financial, research and marketing experience and resources than the Company, and will represent substantial long-term competition. In California there are currently nineteen certified health care organization licenses (two of which belong to the Company) issued to twelve companies, although only eight are actively utilizing their HCO certifications. This translates into seven direct HCO competitors, with Comp Partners being the largest.


     The Company plans to gain a competitive advantage by marketing itself as a legal medical organization not just a medical company. The Company's CEO and Medical Director are both attorneys and members of the California Bar. In addition, the Company is the only HCO that directly contracts with a network of providers based on quality determinations rather than the provision of discounted medical services. The Company believes this is advantageous because they can market a direct relationship with providers who have demonstrated expertise in treating work related injuries and writing credible medical reports, rather than relying on third party relationships or those based upon discounts alone.

     SB 899, signed on April 19, 2004, created Medical Provider Networks
(MPNs), to be effective on and after January 1, 2005. The statute deems the Medex network, as a certified HCO is already approved as an MPN. It is anticipated that Medex will offer both HCO and MPN programs to potential clients, as well as an HCO/MPN hybrid model that will give Medex a competitive advantage, because of the manner in which the network was created.

EMPLOYEES

     The Company, through its subsidiary, currently has eight full time employees and twelve part-time employees. In addition, the officers and directors work on a part time, as needed, basis with no commitment for full time employment. Over the next twelve months, the Company anticipates hiring additional employees as needed and as revenues and operations warrant.

REPORTS TO SECURITY HOLDERS

     The Company is subject to the reporting requirements of the Securities Exchange Act of 1934. As such, the Company is required to file annual and quarterly reports with the Securities and Exchange Commission ("SEC") in accordance with reporting requirements. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company will be an electronic filer and the SEC maintains an Internet site that will contain reports and other information regarding the Company that may be viewed at http://www.sec.gov.


                      ITEM 2.  DESCRIPTION OF PROPERTY


     The Company's executive offices are located in Newport Beach, California. The Company's subsidiary Medex leases approximately 3,504 square feet of office space in Long Beach, California. Under the terms of the lease Medex is required to pay $6,189.70 per month through February of 2004, $6,307.20 from March of 2004 through February of 2005 and $6,482.40 from March of 2005 through February of 2006. There is no provision in the lease for extension or renewal but the Company anticipates it will be able to renew or secure other office space on similar terms if it is required to do so. The Company does not anticipate needing any additional office space in the next twelve months. If the need arises, the Company believes it will be able to secure additional office space on acceptable terms. The Company does not own or lease any other property.




                         ITEM 3.  LEGAL PROCEEDINGS


     A complaint was filed in Orange County Superior Court by plaintiffs Marvin Teitelbaum, a shareholder of the Company, and Peter Alezakis, a shareholder of the Company and former director (collectively "Plaintiffs") on or about April 7, 2004 against the Company's president Tom Kubota, secretary Rudy LaRusso and the Company (collectively "Defendants"). The action seeks cancellation of a stock issuance, an order for Mr. Kubota to pay the Company $150,000 and other damages to be determined based upon allegations that Defendants breached various fiduciary duties. Defendants have retained the services of the Law Offices of L. Scott Karlin, of Tustin California, to represent them in this matter and intend to contest the case vigorously.

     The Defendants have answered the complaint and the parties are engaged in discovery. The court has scheduled a trial date for June 6, 2005. The Company believes that the claims by plaintiffs are without merit.


       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     On November 18, 2004, the Company held a special meeting of stockholders to vote on the following matters:

     - To elect an individual to fill the remainder of Rudy LaRusso's term as a director of the Company's Board of Directors;
     - To appoint Chisholm, Bierwolf and Nilson as the independent registered public accounting firm of the Company for the 2004 fiscal year; and
     - To ratify the Pacific Health Care Organization, Inc., 2002 Stock Option Plan, as previously adopted by the Board of Directors of the Company.

     The number of shares outstanding and entitled to vote upon these matters was 15,427,732. The number of shares represented at the special meeting of stockholders, present or by proxy was 14,652,434.

     At the meeting two individuals, Mr. Thomas Iwanski and Mr. Donald Balzano, were nominated to fill the vacant directorship created by the death of Mr. Rudy LaRusso, for the remainder of Mr. LaRusso's term and until his successor is elected by the shareholders. 9,227,316 shares voted to appoint Mr. Thomas Iwanski to the Board of Directors and 5,425,119 shares abstained from voting for Mr. Iwanski. 5,425,118 shares voted to appoint Mr. Donald Balzano to fill the vacant directorship. Mr. Iwanski was, therefore, appointed to fill the vacant directorship.


     No other directorships were voted upon at the meeting and the individuals who served as directors prior to the meeting will continue to serve as directors until their term expires and their successors are elected.

     14,625,192 shares voted to appoint Chisholm, Bierwolf & Nilson as the Company's independent registered public accounting firm for the 2004 fiscal year, while 242 shares abstained from voting on the matter.

     14,638,463 shares voted to ratify the Pacific Health Care
Organization, Inc., 2002 Stock Option Plan as previously adopted by the Board of Directors. 5,354 shares voted against ratification of the plan, and 8,617 shares abstained from voting on this matter.

___________________________________________________________________________

                                  PART II

___________________________________________________________________________

                   ITEM 5.  MARKET FOR COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS


     The Company's shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol PHCO. As of March 17, 2005, the Company had approximately 1080 shareholders holding 15,427,732 common shares.

     The published bid and ask quotations from January 1, 2003, through December 31, 2004, are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                    BID PRICES          ASK PRICES
                                   HIGH      LOW       HIGH      LOW
     2004
     First Quarter                   .16       .16      1.01      1.01
     Second Quarter                  .16       .16      1.01      1.01
     Third Quarter                   .16       .16      1.01      1.01
     Fourth Quarter                  .16       .16      1.01       .50

     2003
     First Quarter                   .05       .05      1.01      1.01
     Second Quarter                  .05       .05      1.01      1.01
     Third Quarter                   .06       .05      1.01      1.01
     Fourth Quarter                  .16       .06      1.01      1.01


      The above quotations, as provided by the Pink Sheets, LLC., represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent any actual transactions.

CASH DIVIDENDS

     The Company has not declared a cash dividend on any class of common equity in the last two fiscal years. There are no restrictions on the Company's ability to pay cash dividends, other than state law that may be applicable; those limit the ability to pay out all earnings as dividends. The Board of Directors does not, however, anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations, expansion and development of its business.

Securities for Issuance Under Equity Compensation Plans

_____________________________________________________________________________________
                                                        Number of securities
Plan category  Number of securities  Weighted-average   remaining available for
               to be issued upon     exercise price of  future issuance under equity
               exercise of           outstanding        compensation plans
               outstanding options,  options, warrants  (excluding securities
               warrants and rights   and rights         reflected in columns (a))
               (a)                   (b)                (c)
_____________________________________________________________________________________

Equity
compensation
plans approved
by security
holders                   66,250              $0.05                   915,000
_____________________________________________________________________________________
Equity
compensation
plans not
approved by
security
holders                1,167,964              $3.18                     -0-
_____________________________________________________________________________________

Total                  1,234,214              $3.01                  915,000
_____________________________________________________________________________________


     On October 11, 2004, the Company granted stock options to Doug Hikawa, an officer of the Company's subsidiary, Medex Healthcare to purchase up to 350,000 restricted common shares of the Company. The options are exercisable as follows: 100,000 shares the first year with an exercise price of $.05 per share; 100,000 shares the second year with an exercise price of $.10 per share; and 150,000 shares the third year with an exercise price of $.20 per share. The options expire three years from the date of grant.


     In August 2002, the Company granted options to purchase approximately 85,000 restricted common shares of the Company to four employees pursuant to the PHCO 2002 Stock Option Plan, the adoption of which was recently ratified by the shareholders of the Company. 50% of the options granted vested upon grant, 25% vested on the first annual anniversary of the grant date and the remaining 25% will vested on the second annual anniversary of the grant date. The exercise price of the options is $0.05. The options expire five years from the grant date. To date, options to purchase 18,750 restricted common shares have been exercised.

     In April 2001 and August 2002, the Company issued approximately 807,964 warrants ("Warrants") comprised of 408,982 A Warrants and 408,982 B Warrants to certain investors and debt holders of the Company. Each A Warrant represents the right to purchase one share of restricted common stock of the Company at an exercise price of $3.00 per share for a period through August of 2006. Each B Warrant represents the right to purchase one share of restricted common stock of the Company at an exercise price of $6.00 per share also for a period through August of 2006.

     RECENT SALES OF UNREGISTERED SECURITIES

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     April 20, 2004, the board of directors agreed to a stock option agreement with Doug Hikawa, an officer of the Company's subsidiary, Medex Healthcare to purchase up to 350,000 restricted common shares of the Company. The agreement and the stock grant became effective on October 11, 2004. The options are exercisable as follows: 100,000 shares the first year with an exercise price of $.05 per share; 100,000 shares the second year with an exercise price of $.10 per share; and 150,000 shares the third year with an exercise price of $.20 per share. The options expire three years from the date of grant. The options were not publicly offered. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company received no cash for the shares.

                   ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL STATEMENTS AND RESULTS OF OPERATIONS


     LIQUIDITY AND CAPITAL RESOURCES

     The Company does not currently possess a financial institution source of financing and the Company cannot be certain that its existing sources of cash will be adequate to meet its liquidity requirements.

     The Company's future capital requirements will depend on its ability to continue to develop its business, including (i) the ability of the Company to maintain its existing customer base and to expand its customer base, and (ii) overall financial market conditions where the Company might seek potential investors.


     As of December 31, 2004, the Company had cash on hand of $506,675, compared to $398,352 at December 31, 2003. The $108,323 increase in cash on hand is due to additional revenue generated from the Company's growing customer base. Management believes that cash on hand and anticipated revenues will be sufficient to cover operating costs over the next twelve months. The Company does not anticipate needing to find other sources of capital at this time. If the Company's revenues, however, are less than anticipated the Company will need to find other sources of capital to continue operations. The Company would then seek additional capital in the form of debt and/or equity. While the Company believes that it is capable of raising additional capital, there is no assurance that the Company will be successful in locating other sources of capital on favorable terms or at all.

RESULTS OF OPERATIONS

     COMPARISON OF THE YEARS ENDED DECEMBER 31, 2004 AND 2003
     --------------------------------------------------------

     Workers' compensation costs in California have continued to remain excessive which has continued to motivate employers to search for ways to control this cost. Due to the high workers' compensation costs and the Company's marketing efforts, revenues increased $574,064 to $1,671,994 for the year ended December 31, 2004 compared to $1,097,930 for the year ended December 31, 2003. While the Company believes that revenues will continue to increase, it also believes that expenses will continue to increase. Total expenses incurred in the year ended December 31, 2004 totaled $1,517,190, compared to $1,040,071 for the corresponding period ended December 31, 2003, which included increases in consulting fees, salaries & wages, professional fees, insurance and employment enrollment and general & administrative expenses.

     During the year ended December 31, 2004, consulting fees increased to $109,796 from $84,081 during the year ended December 31, 2003. As the HCO industry in California continues to develop, the Company believes it is important to be as involved as possible in the legislative and policy-making process. Therefore, from time to time, the Company will hire lobbyist and other consultants to represent its interests. The $25,715 increase in 2004 is partially the result of such activities by the Company during 2004. The Company anticipates significant fluctuations in consulting fee expenses from quarter to quarter and year to year as the applicable legislative and rule-making bodies overseeing the HCO industry consider changes that may affect the industry. During 2004, the Company also incurred the costs of approximately $35,500 for retaining a computer consultant to assist in the ongoing development and maintenance of the
Company's information systems compared to only $15,000 during 2003.    The
Company anticipates an ongoing need to retain consultants to assist with its information technology needs in the upcoming year.

     Salaries & wages increased $162,723 during the year ended December 31, 2004, to $663,832, compared to $501,109 during the year ended December 31, 2003. The increase in salaries & wages in the year ended 2004 is attributable to the increased number of employees employed by Medex Healthcare, the Company's subsidiary, as well as payments of approximately $30,600 in retroactive salary increases and payment for unused vacation to certain executive officers of Medex. The Company expects increases in salaries & wages to continue at about the same rate in 2005.


     In the year ended December 31, 2004, the Company incurred professional fees of $228,184 compared to $84,492 during the year ended December 31, 2003. The increase in professional fees in 2004 is largely attributable to increased legal and other professional fees incurred during the year ended December 31, 2004, in connection with compliance with the reporting obligations of the Company under the Exchange Act of 1934, and the cost of defending itself against the legal proceeding brought Marvin Teitelbaum and Peter Alexakis. If the lawsuit against the Company goes to trial, the Company anticipates professional fees in the upcoming year may be significantly greater than those incurred in 2004.

     During the year ended December 31, 2004, the Company incurred insurance expenses of $85,364, an $11,223 increase over the prior year.
The increase in 2004, is largely related to the increased number of Company employees and increases in group medical rates as compared to the 2003
fiscal year.    The Company anticipates increases in insurance expense in
2005 to be similar to those experienced in 2004.

     Employment enrollment expenses increased $76,328 to $170,528 during the year ended December 31, 2004, compared to the year ended December 31, 2003. As an HCO, the Company is required to pay a fee to the State of California Division of Workers' Compensation for each person it enrolls. The increase in employment enrollment expenses in the year ended December 31, 2004, reflects the increased number of persons enrolled with the Company when compared to the same period ended 2003, including increased fees to the State of California and expenses to its enrollment and tracking technology partner, Harbor Healthcare. The Company anticipates employee enrollment expenses to increase in 2005 at a rate consistent with enrollment increases.

     For the year ended December 31, 2004, general & administrative expenses increased $52,402 to $237,174, compared to $184,772 for the year ended December 31, 2003. This 28% increase in general & administrative expense was largely attributable to increases in general & administrative expenses resulting from the Company's increased operations, combined with certain expenses not incurred in 2003, including costs incurred in connection with the special meeting of stockholders of approximately $12,600 and costs of replacing computers and equipment stolen from the Company's offices of approximately $4,500. Because the Company does not expect to incur some of these same expenses in 2005, it anticipates general & administrative expenses will remain fairly consistent with expenses incurred in 2004, as these one time expenses are offset by increasing general & administrative expenses resulting from growth in the Company's business and inflation.

     As a result of increasing revenue, which was partially offset by increases in depreciation, consulting fees, salaries & wages, professional fees, insurance, employment enrollment and general and administrative expense, the Company realized net income of $154,404 for the year ended December 31, 2004, compared to net income of $57,859 during the year ended December 31, 2003.

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 AND 2002.
     --------------------------------------------------------

     The Company generated $1,097,930 in revenue for the year ended December 31, 2003, compared to revenue of $653,427 for the same period of 2002. This increase is largely due to the growth in the number of employers and enrollees using the Company's services in 2003 as compared to 2002. During the year ended December 31, 2003, the Company generated revenue from approximately 51 employers representing approximately 73,700 enrollees compared to ten employers and approximately 13,000 enrollees during the year ended December 31, 2002. As revenues increased, however, the expenses incurred in providing HCO services also increased from $689,257 during the year ended December 31, 2002, to $1,040,071 for the same period 2003. The increases in expenses were largely attributable to significant increases in salaries and wages, insurance, employment enrollment and general and administrative expenses, offset in part by a decrease in consulting fees.


     During the year ended December 31, 2003, salaries & wages paid by the Company increased $352,682 to $501,109 compared to $148,427 for the year ended December 31, 2002. This significant increase in salaries and wages was the result of three primary factors. First, the Company employed more employees in 2003 than 2002. Second, during 2002, the CEO of Medex was compensated as a consultant. In 2003, the Company began paying the CEO as an employee of the Company. Third, the CEO and the Vice President of Medex each received pay increases in 2003.

     Insurance expenses increased from $31,678 in the twelve months ended December 31, 2002, to $74,141 in the twelve months ended December 31, 2003. This $42,463 increase was largely the result of the increased number of person employed by the Company who were receiving health, dental and other insurance benefits and increases in the cost of insurance.

     In the twelve months ended December 31, 2003, employment enrollment expenses were $94,200, a $37,648 increase over the comparable twelve month period ended December 31, 2002. As discussed above, as an HCO, the Company is required to pay a per enrollee fee to the State of California. This increase is consistent with the increase in the number of enrollees using our services in 2003, compared to 2002.

     General and administrative expenses for the year ended December 31, 2003, increased $81,504, to $184,772 compared to $103,268 for the year ended December 31, 2002. The increase in general and administrative expenses were primarily attributable to increased expenses resulting from the growth in the Company's operations, including increases in office supply, printing, telephone, equipment rentals and parking expenses accounting for a $35,300 increase and $35,200 increase in office rental expense in the year ended December 31, 2003.

     During the twelve month period ended December 31, 2003, the Company reduced consulting fees paid to $84,081, compared to $271,968 for the twelve month period ended December 31, 2002. During 2002, the CEO of Medex was compensated for his services as a consultant. In 2003, he was treated as an employee and paid a salary. The reduction in consulting fees is partially attributable to this change. As discussed above, the Company anticipates consulting expenses to fluctuate from year to year and the decrease in consulting expenses from 2002 to 2003 should not be viewed as a trend.

     The Company realized net income of $57,973 for the fiscal year ended December 31, 2003, compared to a net loss of $35,262 during fiscal 2002. The realization of net income in 2003, compared to a net loss in 2002, resulted from the increased revenue and decreased consulting fees offset by increases in salaries & wages, insurance, employment enrollment and general & administrative expenses as discussed above.


     The increased revenue and the realization of net income in 2003 is primarily the result of increased demand for HCO services as a result of escalating workers' compensation costs in California. The Company anticipates demand for its service will remain strong through 2004 and therefore management believes revenues and expenses will continue to increase at a similar pace to that of 2003 over the next twelve months.

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



                       ITEM 7.  FINANCIAL STATEMENTS







                   Pacific Health Care Organization, Inc.
                        Audited Financial Statements
                             (In U.S. Dollars)

                             December 31, 2004
                                    and
                             December 31, 2003



























































                                     19


/Letterhead/


                        Independent Auditor's Report


To the Board of Directors and Stockholders
Pacific Health Care Organization, Inc.

We have audited the accompanying balance sheets of Pacific Health Care Organization Inc., as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.
 The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Pacific Health Care Organization, Inc., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 10, 2005




                                     20


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                               Balance Sheets

                                                   December      December
                                                   31, 2004      31, 2003
                                                 ------------  ------------

                                   ASSETS

Current Assets
--------------
  Cash                                           $    506,675  $    398,352
  Accounts Receivable                                 179,391       120,734
  Prepaid Expenses                                     40,715        24,166
                                                 ------------  ------------
     Total Current Assets                             726,781       543,252

Property & Equipment (Note 5)
--------------------
  Computer Equipment                                   60,922        55,830
  Furniture & Fixtures                                 24,766        24,766
                                                 ------------  ------------
     Total Property & Equipment                        85,688        80,596

     Less: Accumulated Depreciation                  (54,436)      (32,124)
                                                 ------------  ------------

     Net Property & Equipment                          31,252        48,472
                                                 ------------  ------------

     Total Assets                                $    758,033  $    591,724
                                                 ============  ============







































 The accompanying notes are an integral part of these financial statements.
                                     21

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                               Balance Sheets

                                                   December      December
                                                   31, 2004      31, 2003
                                                 ------------  ------------

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable                               $     21,813  $     16,993
  Accrued Expenses                                    178,887       139,920
  Unearned Revenue                                    119,608       165,001
                                                 ------------  ------------
     Total Current Liabilities                        320,308       321,914

Commitments                                                 -             -
-----------                                      ------------  ------------

Stockholders' Equity (Note 8)
--------------------
  Preferred Stock; 5,000,000 Shares
   Authorized at $0.001 Par Value;
   Zero Shares Issued and Outstanding                       -             -
  Common Stock; 50,000,000 Shares
   Authorized at $0.001 Par Value;
   15,427,732 and 15,427,732 Shares Issued and
   Outstanding, Respectively                           15,428        15,428
  Additional Paid In Capital                          463,475       449,964
  Additional Paid In Capital - Warrants               122,694       122,694
  Accumulated (Deficit)                             (163,872)     (318,276)
                                                 ------------  ------------
     Total Stockholders' Equity                       437,725       269,810
                                                 ------------  ------------
     Total Liabilities & Stockholders' Equity    $    758,033  $    591,724
                                                 ============  ============























 The accompanying notes are an integral part of these financial statements.
                                     22

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                          Statements of Operations

                                                   December      December
                                                   31, 2004      31, 2003
                                                 ------------  ------------

Revenues                                         $  1,671,994  $  1,097,930
--------                                         ------------  ------------

Expenses
--------
  Depreciation                                         22,312        17,276
  Consulting Fees                                     109,796        84,081
  Salaries & Wages                                    663,832       501,109
  Professional Fees                                   228,184        84,492
  Insurance                                            85,364        74,141
  Employment Enrollment                               170,528        94,200
  General & Administrative                            237,174       184,772
                                                 ------------  ------------
     Total Expenses                                 1,571,190     1,040,071
                                                 ------------  ------------

     Income (Loss) From Operations                    154,804        57,859


Other Income (Expenses)
-----------------------

  Interest Income                                         271           114
                                                 ------------  ------------

     Total Other Income (Expenses)                        271           114
                                                 ------------  ------------

     Income (Loss) Before Taxes                       155,075        57,973

     Tax Expense                                          671             -
                                                 ------------  ------------
     Net Income (Loss)                           $    154,404  $     57,973
                                                 ============  ============












 The accompanying notes are an integral part of these financial statements.
                                     23


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
        Statements of Stockholders' Equity and Comprehensive Income
                 From January 1, 2003 to December 31, 2004

                    Preferred Stock         Common Stock      Paid in     Accumulated
                   Shares    Amount       Shares    Amount    Capital       Deficit
                ----------- ---------  ----------- --------- -----------  -----------
Balance,
January
1, 2003                   - $       -   15,408,982 $  15,409 $   570,239  $ (376,249)

Exercise of
Stock Option              -         -       18,750        19         919            -
At $0.5 Per
Share

Contributed
Capital                   -         -            -         -       1,500            -

Net Income
for the
Year Ended
December
31, 2003                  -         -            -         -           -       57,973
                ----------- ---------  ----------- --------- -----------  -----------

Balance,
December
31, 2003                  -         -   15,427,732    15,428     572,658    (318,276)

Issuance of
Stock
Options                   -         -            -         -      13,511            -

Net Income
for the
Year Ended
December
31, 2004                  -         -            -         -           -      154,404
                ----------- ---------  ----------- --------- -----------  -----------

Balance,
December
31, 2004                  - $       -   15,427,732 $  15,428 $   586,169  $ (163,872)
                =========== =========  =========== ========= ===========  ===========








 The accompanying notes are an integral part of these financial statements.
                                     24


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                          Statements of Cash Flows
                      For the Years Ended December 31

                                                          2004          2003
                                                      ------------  ------------

Cash Flows from Operating Activities
------------------------------------
   Net Income (Loss)                                  $    154,404  $     57,973
   Adjustments to Reconcile Net Income to Net Cash:
     Contributed Services                                        -         1,500
     Depreciation                                           22,312        17,276
     Shares Issued for Services                                  -             -
     Stock Options Issued for Services                      13,511             -
   Changes in Operating Assets & Liabilities:
     (Increase) Decrease in Prepaid Expenses              (16,549)      (14,270)
     (Increase) Decrease in Accounts Receivable           (58,657)      (78,153)
     Increase (Decrease) in Accounts Payable                 4,820        13,393
     Increase (Decrease) in Accrued Expenses                38,967        64,406
     Increase (Decrease) in Unearned Revenue              (45,393)       165,001
                                                      ------------  ------------
      Net Cash Provided by Operating Activities            113,415       227,126

Cash Flows from Investing Activities
------------------------------------
   Purchase of Computer Equipment                          (5,092)      (13,903)
   Purchase of Furniture & Fixtures                              -      (17,684)
                                                      ------------  ------------
      Net Cash Used by Investing Activities                (5,092)      (31,587)

Cash Flows from Financing Activities
------------------------------------
   Proceeds from Exercise of Stock Option                        -           938
                                                      ------------  ------------
      Net Cash Provided by Financing Activities                  -           938
                                                      ------------  ------------

      Increase (Decrease) in Cash                          108,323       196,477

      Cash at Beginning of Period                          398,352       201,875
                                                      ------------  ------------
      Cash at End of Period                           $    506,675  $    398,352
                                                      ============  ============

Supplemental Cash Flow Information
----------------------------------
   Interest                                           $          -  $          -
   Taxes                                                       671             -





 The accompanying notes are an integral part of thee financial statements.
                                     25

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 1 - CORPORATE HISTORY

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

The principle business of the Company is that of its wholly owned subsidiary Medex. Medex is in the business of managing and administering
Health Care Organizations ("HCOs").   HCOs are networks of medical
providers established to serve the Workers' Compensation industry. The California legislature mandated that if an employer contracts services from an HCO, the injured workers must be given a choice between at least two HCOs. The Company recognized early on that two HCO certifications were necessary to be competitive. Instead of aligning with the competitor, the Company elected to go through the lengthy application process with the Department of Industrial Relations twice and subsequently received certification to operate two separate HCOs.

Through the two licenses to operate HCOs, the Company offers the injured worker a choice of enrolling in an HCO with a network managed by primary care providers requiring a referral to specialists or a second HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

The two HCO certifications obtained by the Company cover the entire state of California. The geographical area has a multi-billion dollar annual medical and indemnity Worker's Compensation cost. The two HCO networks have contracted with over 3,800 provider locations making the Company's HCOs capable of providing comprehensive medical services throughout this region.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting
     -------------------

     The Company uses the accrual method of accounting.



                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The Company's subscribers generally pay in advance for their services by check or electronic check payment, and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from subscribers are recorded on the balance sheet as deferred revenue. In circumstance where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

C.   Cash Equivalents
     ----------------

     The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

D.   Concentrations
     --------------

     Financial instruments that potentially subject Pacific Health Care Organization, Inc. (the Company) to concentrations of credit risks consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions.







                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.   Net Earnings (Loss) Per Share of Common Stock
     ---------------------------------------------

     The computation of earning (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Potentially issuable common shares totaling 817,964 related to warrants and 416,500 related to options were excluded from the calculation of fully diluted loss per share because their inclusion would have been anti-dilutive.

                                                     For the Years Ended
                                                        December 31,
                                                     2004          2003
                                                 ------------  ------------
     Basic Earnings per share:
       Income (Loss) (numerator)                 $    154,404  $     57,973
       Shares (demoninator)                        15,427,732    15,413,670
                                                 ------------  ------------
       Per Share Amount                          $        .01  $        .00
                                                 ============  ============

     Fully Diluted Earnings per share:
       Income (Loss) (numerator)                 $    154,404  $     57,973
       Shares (demoninator)                        15,427,732    15,413,670
                                                 ------------  ------------
       Per Share Amount                          $        .01  $        .00
                                                 ============  ============

F.   Depreciation
     ------------

     The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets for the estimated lives of the assets.
     Depreciation is computed on the straight line method.

G.   Use of Estimates
     ----------------
     The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.




                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.   Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of the company and it's wholly - owned subsidiary.
     Intercompany transactions and balances have been eliminated in consolidation.

I.   Fair Value of Financial Instruments
     -----------------------------------

     The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

J.   General and Administrative Costs
     --------------------------------

     General and administrative expenses include fees for office space, insurance, compensated absences, travel expenses and entertainment costs.

K.   Income Taxes
     ------------

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

L.   Capital Structure
     -----------------

     The Company has two classes of stock. Preferred stock, 5,000,000 shares authorized, zero issued. Voting rights and liquidation preferences have not been determined. The Company also has voting common stock of 50,000,000 shares authorized, with 15,427,732 shares issued and outstanding. No dividends were paid in the 2004 and 2003 years.

M.   Stock-Based Compensation
     ------------------------

     As permitted by SFAS No. 123, the Company has elected to measure and record compensation cost relative to stock option costs in accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires the company to record compensation using the Black-Scholes pricing model to estimate fair value of the options at the grant date.


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS

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



                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS (CONTINUED)

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

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS. This statement amends the guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issues SFAS No. 152, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS. This Statement amends FASB Statement No. 66, ACCOUNTING FOR SALES OF REAL ESTATE, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS. This Statement also amends FASB Statement No. 67, ACCOUNTING FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 did not have an impact on the Company's consolidated financial statements.







                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS (CONTINUED)

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS. The guidance in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 did not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123, SUMMARY OF STATEMENT NO. 123 (REVISED 2004). This Statement is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This Statement supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. The Company is currently evaluating the provisions of SFAS 123(R) and the impact that it will have on its share based employee compensation programs.

NOTE 4 - RELATED PARTY

During 2003 and 2002, the Company's President allowed the Company to utilize office space at his personal residence. The President's secretary used this space on a daily basis. In accordance with SFAS 57, RELATED PARTY DISCLOSURES, the fair market value of the office space has been charged to general expenses with a corresponding entry to contributed capital. The fair market value of the office space was determined to be $250 per month, resulting in a total capital contribution of $1,500 and $3,000 for the years ending December 31, 2003 and 2002, respectively. During June 30, 2003, the President ceased using his home for an office, general expenses were charged through June only.


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 5 - FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the office equipment, and furniture and fixtures, respectively. Scheduled below are the assets, costs and accumulated depreciation at December 31, 2004 and 2003.

                                                 Accumulated         Accumulated
                                  Cost             Expense           Depreciation
                          ------------------  ------------------  ------------------
                          December  December  December  December  December  December
Assets                    31, 2004  31, 2003  31, 2004  31, 2003  31, 2004  31, 2003
-------------------------------------------------------------------------------------
Computer Equipment        $ 60,922  $ 55,830  $ 18,776  $ 14,447  $ 46,735  $ 27,959
Furniture & Fixtures        24,766    24,766     3,536     2,829     7,701     4,165
                           ----------------------------------------------------------
      Totals              $ 85,688  $ 80,596  $ 22,312  $ 17,276  $ 54,436  $ 32,124
                           ==========================================================

NOTE 6 - Income Taxes

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                                 Year of Loss   Amount     Expiration Date
                                ------------- ------------ ---------------
                                2000         $     44,590        2020
                                2001              296,397        2021
                                2002               35,262        2022
                                2003                -              -
                                2004                -              -

                                                       2004        2003
                                                   ----------- -----------
    Current Tax Asset Value of Net Operating Loss
    Carryforwards at Current Prevailing Federal
     Tax Rate                                      $    55,716 $   108,214
     Evaluation Allowance                             (55,716)   (108,214)
                                                   ----------- -----------
       Net Tax Asset                               $        -  $        -
                                                   =========== ===========
    Current Income Tax Expense                     $        -  $        -
    Deferred Income Tax Benefit                             -           -

The Company has remaining cumulative net operating loss carryforwards of $163,872 to be offset against future earnings.

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 7 - OPERATING LEASES

On March 1, 2001, the Company entered into a lease agreement to lease office space at 5150 East Pacific Coast Highway, Long Beach, California 90804. The Company paid $6,307 and $2,020 per month for a 1,154 square foot facility, for the periods ending February 28, 2004 and 2003, respectively.

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


         Total Lease Commitments:                        Year     Amount
                                                     ---------- ----------
                                                         2005   $  77,438
                                                         2006       12,965
                                                         2007            -
                                                         2008           -
                                                     Thereafter $       -
                                                                ----------
                                                     Total      $  90,403
                                                                ==========

Rent expense for the year ended December 31, 2004 and December 31, 2003 was $76,973 and $61,832, respectively.

NOTE 8 - STOCKHOLDERS' EQUITY

During 2003, a shareholder of the Company exercised their stock option in the Company. The Company issued 18,750 shares of common stock at a exercise price of $.05 per share. Common stock and related additional paid-in capital have been increased by $19 and $919, respectively.

During 2004, the Board of Directors of the Company authorized the grant of 350,000 common stock options to an officer of the company. The options vest upon the grant dated and anniversary date of the grant at a rate of 100,000 on the date of grant, 100,000 after the first year, and 150,000 the following year. The exercise price of the stock options is $.05, $.10, and $.20 respectively.




                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 9 - MAJOR CUSTOMERS

The Company had two customers who, accounted for 10 percent, or more, of the Company's total revenues during the years ending December 31, 2004, and December 31, 2003. The percentages of total revenues for the years ended 2004 and 2003 are as follows:

                                                        2004       2003
                                                     ---------- ----------
    Customer A                                           14%        14%
    Customer B                                           13%        14%


NOTE 10 - ACCRUED AND OTHER LIABILITIES

                                                        2004       2003
                                                     ---------- ----------
    Accrued liabilities consist of the following:
       Employment Enrollment Fees                    $  117,000 $   94,200
       Compensated Absences                              12,121     27,647
       Legal Fees                                        41,125     18,073
       Other                                              8,641          -
                                                     ---------- ----------
          Total                                      $  178,887 $  139,920
                                                     ========== ==========


















                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 11 - OPTIONS FOR PURCHASE OF COMMON STOCK

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

2002 Stock Option Plan

                                                                Weighted
                                                                 Average
                                                   Number       Exercise
                                                 of Shares       Price
                                                ------------  ------------
    Outstanding, December 31, 2002                    85,000  $        .05
       Granted                                             -             -
       Exercised                                    (18,750)             -
       Canceled                                            -             -
                                                ------------  ------------
    Outstanding, December 31, 2003                    66,250  $        .05
                                                ============  ============
    Exercisable, December 31, 2003                   66,250   $        .05
                                                ============  ============

    Outstanding, December 31, 2003                    66,250  $        .05
       Granted                                             -             -
       Exercised                                           -             -
       Canceled                                            -             -
                                                ------------  ------------
    Outstanding, December 31, 2004                    66,250  $       .05
                                                ============  ============
    Exercisable, December 31, 2004                    66,250  $        .05
                                                ============  ============
























                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 11 - OPTIONS FOR PURCHASE OF COMMON STOCK (CONTINUED)

In accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, no option expense was recognized for the years ending December 31, 2004 and December 31, 2003, since the results of the valuation of the options with the Black-Scholes model resulted in a zero value.

The fair value of the option grant was established at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                      2004
                                                   ---------
    Risk-free interest rate                             4.0%
    Dividend yield                                        0%
    Volatility                                           20%
    Average expected term (years to exercise date)       1/2
                                                   ---------


Employee stock options outstanding and exercisable under this plan as of December 31, 2004 are:

                                               Weighted
                                 Weighted       Average                   Weighted
     Range of                   Average of     Remaining                 Average of
     Exercise                    Exercise     Contractual                 Exercise
      Price        Options         Price     Life (years)   Options         Price
   ------------  ------------  ------------  ------------ ------------  ------------
   $        .05        66,250  $        .05          2.58       66,250  $        .05














                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 12 - Stock Option Agreement

On April 20, 2004, the board of directors agreed to a stock option agreement with an officer of the Company, effective as of October 11, 2004. The agreement calls for the grant of 350,000 options that rest and are exercisable as follows: 100,000 the first year, with an exercise price of $.05; 100,000 the second year, with an exercise price of $.10; and 150,000 the third year, with an exercise price of $.20. The options expire three years from the date of grant.

2004 Stock Option Agreement

                                                                Weighted
                                                                 Average
                                                   Number       Exercise
                                                 of Shares        Price
                                                ------------  ------------
    Outstanding, December 31, 2003                         -  $          -
       Granted                                       350,000           .11
       Exercised                                           -             -
       Canceled                                            -             -
                                                ------------  ------------
    Outstanding, December 31, 2004                   350,000  $        .11
                                                ============  ============
    Exercisable, December 31, 2004                  100,000   $        .05
                                                ============  ============


In accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, $13,511 has been charged to compensation expense for the year ended December 31, 2004. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       2004
                                                    ---------
     Risk-free interest rate                             4.0%
     Dividend yield                                        0%
     Volatility                                           20%
     Average expected term (years to exercise date)       1/2
                                                    ---------


Employee stock options outstanding and exercisable under this plan as of December 31, 2004 are:

                                               Weighted
                                 Weighted       Average                   Weighted
     Range of                   Average of     Remaining                 Average of
     Exercise                    Exercise     Contractual                 Exercise
      Price        Options         Price     Life (years)   Options         Price
   ------------  ------------  ------------  ------------ ------------  ------------
   $        .05       100,000  $        .05          2.78      100,000  $        .05




          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE


     On February 17, 2004, our independent auditors, Bierwolf, Nilson & Associates, Certified Public Accountants, informed us that on February 10, 2004, that their firm had merged its operations into Chisholm, Bierwolf & Nilson, LLC ("CBN") and was therefore effectively resigning as our auditors. Beirwolf, Nilson & Associates had audited our financial statements for the fiscal years ended December 31, 2001 and 2002 and its reports for each of the two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between us and Bierwolf, Nilson & Associates on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period of Bierwolf, Nilson & Associates as our auditors.

                     ITEM 8A.  CONTROLS AND PROCEDURES

     Our principal executive officers and our principal financial officer (the "CERTIFYING OFFICERS") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

     The Certifying Officers have also indicated that there were no significant changes in our internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                        ITEM 8B.  OTHER INFORMATION

     None.




                                     39

___________________________________________________________________________

                                  PART III

___________________________________________________________________________

           ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
                    AND CONTROL PERSONS; COMPLIANCE WITH
                     SECTION 16(a) OF THE EXCHANGE ACT

___________________________________________________________________________

     The following table sets forth the Company's directors, executive officers, promoters and control persons, their ages, and all offices and positions held within the Company as of December 31, 2004. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board of Directors.


                           Present Position                Director
Name               Age     With the Company                Since
----                ---    -----------------------         ---------
Tom Kubota         65      Director and President          September 2000
                           Interim Secretary               September 2004

Tom Roush          49      Director                        April 2003

Donald Hellwig     63      Director and                    January 2005
                           Chief Financial Officer

Thomas Iwanski     47      Director                        November 2004

Donald P. Balzano  59      Chief Executive Officer of
                           Medex Healthcare, Inc.



     The following sets forth certain biographical information relating to the Company's Officers and Directors:

     TOM KUBOTA. Mr. Kubota has thirty years of experience in the investment banking, securities and corporate finance field. He held the position of Vice President at Drexel Burnham Lambert; at Stem, Frank, Meyer and Fox; and at Cantor Fitzgerald. Mr. Kubota is the president of Nanko Corporation, which specializes in capital formation services for high technology and natural resources companies. He has expertise in counseling emerging public companies and has previously served as a director of both private and public companies. For the last five years, Mr. Kubota has been primarily engaged in running his consulting firm Nanko Investments, Inc.

     TOM ROUSH. Mr. Roush graduated from Ohio Wesleyan University in 1978 with a Bachelors of Arts in history and communications. For the last four years Mr. Roush has been principally engaged as an account manager for a software company. Prior to that Mr. Roush served as the CEO of Medex Healthcare, Inc., a wholly owned subsidiary of the Company.



     DONALD HELLWIG. Mr. Hellwig has been primarily engaged as a self-employed accountant for the last fifteen years working with various businesses and high net worth individuals. Mr. Hellwig received an Associates of Arts in 1961 from Santa Monica City College and a Bachelors of Science degree from UCLA in 1964 in Business Administration with an emphasis in accounting. Prior to being self employed Mr. Hellwig held various positions with several companies such as Chief Accountant at Continental Airlines and the Manager of Accounting at Flying Tiger Lines.

     THOMAS IWANSKI. Since February 2003, Mr. Iwanski has served as a Special Advisor to the CEO of Procom Technology, Inc., where he plays a prominent role in the development and implementation of business and financial strategies. During the past five years Mr. Iwanski has also served in various positions including, Vice President Finance, Chief Financial Officer, Director and Secretary for a number of companies, including Cognet, Inc., NetVantage, Inc., Kimalink, Inc., Xponent Photonics, Inc., Prolong, Inc., and Memlink, Inc. Mr. Iwanski also has approximately ten years of public accounting experience having worked for KPMG, LLP, as a Senior Audit Manager and a Certified Public Accountant. Mr. Iwanski received a Bachelor of Business Administration from the University of Wisconsin-Madison in 1980.

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


     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears that Mr. Kubota, Mr. Roush and Mr. Iwanski inadvertently failed to timely file Form 3s disclosing the initial statement of ownership. Messers. Kubota, Roush and Iwanski intend to file such statements. To the Company's knowledge none of the aforementioned individuals purchased or sold shares during the year ended December 31, 2004.




                      ITEM 10.  EXECUTIVE COMPENSATION

     The following chart sets forth the compensation paid to each executive officer and director of the Company during the last three fiscal years:


                              SUMMARY COMPENSATION TABLE


                       Annual Compensation       Long Term         Compensation
                                                    Awards           Payouts
                                             Other   Restr                        All
Name &                                      Annual   icted                      Other
Principal                                   Compen   Stock  Options     LTIP   Compen
Position           Year   Salary    Bonus   sation  Awards  /SARs #   Payout   sation
-------------------------------------------------------------------------------------
Tom Kubota         2004      -0-      -0-      -0-     -0-      -0-      -0-      -0-
President, CEO     2003    3,700      -0-      -0-     -0-      -0-      -0-      -0-
                             (1)
Director           2002      -0-      -0-      -0-     -0-      -0-      -0-      -0-

Donald Balzano     2004  165,338      -0-      -0-     -0-      -0-      -0-      -0-
CEO of Company     2003  132,000      -0-      -0-     -0-      -0-      -0-      -0-
Subsidiary Medex   2002  104,000      -0-      -0-     -0-      -0-      -0-      -0-

Doug Hikawa        2004  135,234      -0-      -0-     -0-  350,000      -0-      -0-
                                                                (2)
VP of Company      2003  100,000      -0-      -0-     -0-      -0-      -0-      -0-
Subsidiary Medex   2002   70,000      -0-      -0-     -0-   50,000      -0-      -0-
                                                                (3)


     (1) Tom Kubota provided consulting services to the Company through Nanko Investments, Inc., his private consulting business, which services were performed and payments disbursed prior to the reverse acquisition of Medex. This amount represents funds paid by the Company to Nanko Investments, Inc. These services were provided on terms at least as favorable as could have been negotiated with an independent third party.

     (2) Doug Hikawa was issued stock options to purchase up to 350,000 shares of restricted common stock in October 2004. The option are exercisable over a three year term, with the right to purchase 100,000 restricted shares for $.05 per share vesting upon the date of grant; the right to purchase an additional an additional 100,000 restricted shares for $.10 per share vesting one year from the date of grant and the right to purchase the remaining 150,000 restricted shares for $.20 per share vesting on the two years from the date of grant. None of Mr. Hikawa's options have been exercised to date.

     (3) Doug Hikawa was granted stock options to purchase up to 50,000 shares of restricted common stock in August 2002 pursuant to the Company's stock option plan. 50% or 25,000 of the options granted vested upon the date of grant and an additional 25% of the options granted vested on the one year anniversary of the grant and the remaining 25% of the options granted will vest on the two year anniversary of the date of grant. The options are exercisable at $.05 per share. None of Mr. Hikawa's options have been exercised to date.


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

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 17, 2005, the name and the number of shares of the Registrant's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


Type of                                           Amount & Nature of    % of
Security  Name and Address                        Beneficial Ownership  Class
--------  --------------------------------------  --------------------  -------
Common    Peter G. Alexakis                               1,083,333       7.0%
          2001 Santa Monica Blvd Suite 1190W
          Santa Monica, CA  90404

Common    Amafin Trust                                    1,500,000       9.7%
          121 Meierhofstrasse
          FL 9495 Triesen
          Lichtenstein

Common    Eurifa Anstalt                                    955,343       6.2%
          121 Meierhofstrasse
          FL 9495 Triesen
          Lichtenstein

Common    Donald P. Balzano (1)                           1,083,335       7.0%
          5422 Michelle Drive
          Torrance, CA  90503

Common    Manfred Helmut Heeb                             1,445,982       9.4%
          121 Meierhofstrasse
          FL 9495 Triesen
          Lichtenstein


Common    Donald Hellwig (2)                                  3,000          *
          6266 Morley Avenue
          Los Angeles, CA 90056

Common    Thomas Iwanksi (2)                                    -0-          *
          1541 Amberwood Drive
          Santa Ana, CA 92705

Common    Tom Kubota (2) (3)                              2,158,931      14.0%
          1280 Bison, Suite B9-596
          Newport Beach, CA 92660

Common    Nanko Investments (3)                           1,702,305      11.0%
          1280 Bison, Suite B9-596
          Newport Beach, CA 92660

Common    William Rifkin                                  1,083,333       7.0%
          11820 Mayfield Ave #106
          Brentwood, CA  90049

Common    Tom Roush (2)                                   1,083,333       7.0%
          3189 Brennas Road
          Loomis, CA  95650

Common    Auric Stiftung                                  1,500,000       9.7%
          PO Box 83
          Aeulestrasse 5
          FL 9490 Vaduz
          Liechtenstein

Common    Marvin Teitelbaum                               1,083,333       7.0%
          354 Homewood Road
          Los Angeles, CA  90049

Common    Janet Zand                                      1,083,333       7.0%
          1505 Rockcliff Road
          Austin, TX  78796
________________________________________________________________________________

All officers and directors                                3,245,264      21.0%
as a group (4 persons)

________________________________________________________________________________

          TOTAL                                          14,063,256      91.2%

________________________________________________________________________________

     * Less than 1%.
     (1) Mr. Balzano is the CEO of Medex Healthcare, Inc., a wholly owned subsidiary of the Company.
     (2) Officers and/or directors of PHCO.
     (3) Mr. Kubota is the president of Nanko Investments, Inc., and therefore shares held by Nanko Investments, Inc., are counted as shares owned by Mr. Kubota.

     CHANGE IN CONTROL

     To the knowledge of the management, there are no present arrangements or pledges of the Company's securities that may result in a change in control of the Company.

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company did not engage in any significant dealings with affiliates
during the year ended December 31, 2004.   If, however, there are dealings
with related parties in the future, the Company will attempt to deal on terms competitive in the market and on the same terms that either party would deal with a third person.



                                     44

___________________________________________________________________________

                                  PART IV

___________________________________________________________________________

                 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following exhibits are hereby incorporated by reference into this Annual Report.


     Exhibit
     Number         Title of Document
     -------        -----------------
     Exhibit 21.1   Subsidiaries
     Exhibit 31.1   Certification of Principal Executive Officer Pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002
     Exhibit 31.2   Certification of Principal Executive Officer Pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002
     Exhibit 31.3   Certification of Principal Financial Officer Pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002
     Exhibit 32.1   Certification of Principal Executive Officer Pursuant
                    to Section 906 of the Sarbanes-Oxley Act of 2002
     Exhibit 32.2   Certification of Principal Executive Officer Pursuant
                    to Section 906 of the Sarbanes-Oxley Act of 2002
     Exhibit 32.3   Certification of Principal Financial Officer Pursuant
                    to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

          None.

              ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Chisholm Bierwolf & Nilson, LLC., served as our independent registered public accounting firm for the years ended December 31, 2004 and 2003, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Chisholm, Bierwolf & Nilson, LLC., for the year ended December 31, 2004 and 2003, are summarized as follows:

                                      2004           2003
                                   ---------     ----------
    Audit                          $  31,574     $   21,528
    Audit related                  $       0     $        0
    Tax                            $       0     $        0
    All other                      $   3,647     $    1,296
                                   ---------     ----------
       Total                       $  35,221     $   22,824
                                   =========     ==========

===========================================================================

    AUDIT FEES. Audit fees were for professional services rendered in connection with the Company's annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

    OTHER FEES. Other fees were for EDGAR filing services provided to the Company.

    BOARD OF DIRECTORS PRE-APPROVAL POLICIES AND PROCEDURES. At its regularly scheduled and special meetings, the Board of Directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by the Company's independent accountants. The Board of Directors has the authority to grant pre-approvals of non-audit services.


                                 SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                   PACIFIC HEALTH CARE ORGANIZATION, INC.



/S/ Tom Kubota                                        March 29, 2005
------------------------------------------------
Tom Kubota, Chief Executive Officer and Director



/S/ Donald C. Hellwig                                 March 29, 2005
------------------------------------------------
Donald C. Hellwig, Chief Financial Officer and Director



/S/ Donald P. Balzano                                 March 29, 2005
------------------------------------------------
Donald P. Balzano
Chief Executive Officer of Medex Healthcare, Inc.


/S/ Tom Roush
------------------------------------------------      March 30, 2005
Tom Roush, Director



/S/ Thomas Iwanski
------------------------------------------------      March 29, 2005
Thomas Iwanski, Director








