Form 10QSB
period 2005-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2005-05-12
CIK 1138476

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
  March 31, 2005                                             000-50009


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                   --------------------------------------
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                   -----
       (State or other jurisdiction of incorporation or organization)

                                 87-0285238
                                -----------
                    (I.R.S. Employer Identification No.)


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

Common stock, par value $.001; 15,427,732 shares outstanding as of April
27, 2005.


                      PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                               Balance Sheets

                                                       March      December
                                                     31, 2005     31, 2004
                                                   -----------  -----------
                                                   (UNAUDITED)
                                   ASSETS

Current Assets
--------------
 Cash                                              $   357,430  $   506,675
 Accounts Receivable                                   212,842      179,391
 Prepaid Expenses                                       41,910       40,715
                                                   -----------  -----------
   Total Current Assets                                612,182      726,781

Property & Equipment (Note 5)
--------------------
 Computer Equipment                                     60,922       60,922
 Furniture & Fixtures                                   24,766       24,766
                                                   -----------  -----------
   Total Property & Equipment                           85,688       85,688

   Less: Accumulated Depreciation                     (60,014)     (54,436)
                                                   -----------  -----------

   Net Property & Equipment                             25,674       31,252
                                                   -----------  -----------
   Total Assets                                    $   637,856  $   758,033
                                                   ===========  ===========















               The accompanying notes are an integral part of
                  these consolidated financial statements

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                               Balance Sheets

                                                       March      December
                                                     31, 2005     31, 2004
                                                   -----------  -----------
                                                   (UNAUDITED)

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
 Accounts Payable                                  $     4,444  $    21,813
 Accrued Expenses                                      199,848      178,887
 Unearned Revenue                                      117,441      119,608
                                                   -----------  -----------
   Total Current Liabilities                           321,733      320,308

Commitments                                                  -            -
                                                   -----------  -----------

Stockholders' Equity (Note 8)

 Preferred Stock; 5,000,000 Shares
  Authorized at $0.001 Par Value;
  Zero Shares Issued and Outstanding                         -            -
 Common Stock; 50,000,000 Shares
  Authorized at $0.001 Par Value;
  15,427,732 and 15,427,732 Shares Issued and
  Outstanding, Respectively                             15,428       15,428
 Additional Paid In Capital                            463,475      463,475
 Additional Paid In Capital - Warrants                 122,694      122,694
 Accumulated (Deficit)                               (285,474)    (163,872)
                                                   -----------  -----------
   Total Stockholders' Equity                          316,123      437,725
                                                   -----------  -----------
   Total Liabilities & Stockholders' Equity        $   637,856  $   758,033
                                                   ===========  ===========







               The accompanying notes are an integral part of
                  these consolidated financial statements

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                          Statements of Operations
                                (Unaudited)

                                                For the Three Months Ended
                                                       March        March
                                                     31, 2005     31, 2004
                                                   -----------  -----------

Revenues                                           $   355,599  $   430,643
--------                                           -----------  -----------

Expenses
--------
 Depreciation                                            5,578        5,578
 Consulting Fees                                        25,610       30,171
 Salaries & Wages                                      173,057      160,280
 Professional Fees                                     104,439       78,287
 Insurance                                              16,515       17,331
 Employment Enrollment                                  49,932       37,939
 General & Administrative                              102,660       66,125
                                                   -----------  -----------
   Total Expenses                                      477,791      395,711
                                                   -----------  -----------

   Income (Loss) From Operations                     (122,192)       34,932

Other Income (Expenses)
-----------------------

 Interest Income                                           590           11
                                                   -----------  -----------
   Total Other Income (Expenses)                           590           11
                                                   -----------  -----------

   Income (Loss) Before Taxes                        (121,602)       34,943

   Tax Expense                                               -            -
                                                   -----------  -----------
   Net Income (Loss)                               $ (121,602)  $    34,943
                                                   ===========  ===========









               The accompanying notes are an integral part of
                  these consolidated financial statements

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
        Statements of Stockholders' Equity and Comprehensive Income
                   From January 1, 2003 to March 31, 2005

                          Preferred Stock      Common Stock     Paid in   Accumulated
                           Shares  Amount    Shares    Amount   Capital      Deficit
                           ------  ------ ----------  -------- ---------  -----------
Balance, January 1, 2003        -  $    - 15,408,982  $ 15,409 $ 570,239  $ (376,249)

Exercise of Stock Option
At $0.5 Per Share               -       -     18,750        19       919            -

Contributed Capital             -       -          -         -     1,500            -

Net Income for the
Year Ended
December 31, 2003               -       -          -         -         -       57,973
                           ------  ------ ----------  -------- ---------  -----------

Balance,
December 31, 2003               -       - 15,427,732    15,428   572,658    (318,276)

Contributed Capital             -       -          -         -    13,511            -

Net Income for the
Year Ended
December 31, 2004               -       -          -         -         -      154,404
                           ------  ------ ----------  -------- ---------  -----------
Balance,
December 31, 2004               -       - 15,427,732    15,428   586,169    (163,872)

Net Loss for the
Quarter Ended
March 31, 2005
(UNAUDITED)                     -       -          -         -         -    (121,602)
                           ------  ------ ----------  -------- ---------  -----------
Balance,
March 31, 2005
(UNAUDITED)                     -  $    - 15,427,732  $ 15,428 $ 586,169  $ (285,474)
                           ======  ====== ==========  ======== =========  ===========















               The accompanying notes are an integral part of
                  these consolidated financial statements

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                          Statements of Cash Flows
                                (UNAUDITED)
                    For the Three Months Ended March 31,

                                                      2005         2004
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------
 Net Income (Loss)                                 $ (121,602)  $    34,943
 Adjustments to Reconcile Net Income to Net Cash:
  Contributed Services                                       -            -
  Depreciation                                           5,578        5,578
  Shares Issued for Services                                 -            -
  Stock Options Issued for Services                          -            -
 Changes in Operating Assets & Liabilities:
  (Increase) Decrease in Prepaid Expenses              (1,195)      (1,289)
  (Increase) Decrease in Accounts Receivable          (33,451)      (9,241)
  Increase (Decrease) in Accounts Payable             (17,369)       12,011
  Increase (Decrease) in Accrued Expenses               20,961       28,941
  Increase (Decrease) in Unearned Revenue              (2,167)     (35,014)
                                                   -----------  -----------
   Net Cash Provided by Operating Activities         (149,245)       35,929

Cash Flows from Investing Activities
------------------------------------
 Purchase of Computer Equipment                              -      (5,092)
 Purchase of Furniture & Fixtures                            -            -
                                                   -----------  -----------
   Net Cash Used by Investing Activities                     -      (5,092)

Cash Flows from Financing Activities
------------------------------------
 Proceeds from Exercise of Stock Option                      -            -
                                                   -----------  -----------
   Net Cash Provided by Financing Activities                 -            -
                                                   -----------  -----------
   Increase (Decrease) in Cash                       (149,245)       30,837

   Cash at Beginning of Period                         506,675      398,352
                                                   -----------  -----------
   Cash at End of Period                           $   357,430  $   429,189
                                                   ===========  ===========

Supplemental Cash Flow Information
----------------------------------
  Interest                                         $         -  $         -
  Taxes                                                      -           77






               The accompanying notes are an integral part of
                  these consolidated financial statements

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                 For the Three Months Ended March 31, 2005

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

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                 For the Three Months Ended March 31, 2005

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

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                 For the Three Months Ended March 31, 2005

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

                                                    For the Quarters Ended
                                                              March 31,
                                                       2005         2004
                                                   -----------  -----------
     Basic Earnings per share:
       Income (Loss) (numerator)                   $ (121,602)  $    34,493
       Shares (demoninator)                         15,427,732   15,427,732
                                                   -----------  -----------
       Per Share Amount                            $     (.01)  $       .00
                                                   ===========  ===========

     Fully Diluted Earnings per share:
       Income (Loss) (numerator)                   $ (121,602)  $    34,493
       Shares (demoninator)                         15,427,732   15,427,732
                                                   -----------  -----------
       Per Share Amount                            $     (.01)  $       .00
                                                   ===========  ===========

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

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                 For the Three Months Ended March 31, 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

L.   Capital Structure
     -----------------

     The Company has two classes of stock. Preferred stock, 5,000,000 shares authorized, zero issued. Voting rights and liquidation preferences have not been determined. The Company also has voting common stock of 50,000,000 shares authorized, with 15,427,732 shares issued and outstanding. No dividends were paid in the 2005 and 2004 quarters.

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

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                 For the Three Months Ended March 31, 2005

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

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                 For the Three Months Ended March 31, 2005

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

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                 For the Three Months Ended March 31, 2005

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

NOTE 4 - FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the office equipment, and furniture and fixtures, respectively. Scheduled below are the assets, costs and accumulated depreciation at March 31, 2005 and December 31, 2004.

                                                Depreciation        Accumulated
                              Cost                 Expense          Depreciation
                        March    December     March   December     March     December
Assets                31, 2005   31, 2004   31, 2005  31, 2004   31, 2005    31, 2004
-------------------------------------------------------------------------------------
Computer Equipment     $60,922    $60,922     $4,694   $18,776    $51,429     $46,735
Furniture & Fixtures    24,766     24,766        884     3,536      8,585       7,701
                      ---------------------------------------------------------------
    Totals             $85,688    $85,688     $5,578   $22,312    $60,014     $54,436
                      ===============================================================

NOTE 5 - INCOME TAXES

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                 For the Three Months Ended March 31, 2005

NOTE 5 - INCOME TAXES (CONTINUED)

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                                                                Expiration
                                     Year of Loss       Amount        Date
                                     -------------------------------------
                                             2000    $  44,590        2020
                                             2001      296,397        2021
                                             2002       35,262        2022
                                             2003            -           -
                                             2004            -           -
                                             2005      121,602        2025

                                                            March 31,   December 31,
                                                              2005          2004
                                                          ------------  ------------
    Current Tax Asset Value of Net Operating Loss         $          -  $          -
    Carry forwards at Current Prevailing Federal Tax Rate $     97,061  $     85,000
     Evaluation Allowance                                     (97,061)      (85,000)
                                                          ------------  ------------
     Net Tax Asset                                        $          -  $          -
                                                          ============  ============
    Current Income Tax Expense                            $          -  $          -
    Deferred Income Tax Benefit                                      -             -


The Company has remaining cumulative net operating loss carry forwards of $285,474 to be offset against future earnings.

NOTE 6 - OPERATING LEASES

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

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                 For the Three Months Ended March 31, 2005

NOTE 6 - OPERATING LEASES (CONTINUED)


          Total Lease Commitments:                   Year         Amount
                                                 ------------  ------------
                                                         2005  $    77,438
                                                         2006       12,965
                                                         2007            -
                                                         2008            -
                                                   Thereafter            -
                                                               ------------
          Total                                                $    90,403
                                                               ============

Rent expense for the quarter ended March 31, 2005 and December 31, 2004 was $20,042 and $76,973, respectively.

NOTE 7 - STOCKHOLDERS' EQUITY

During 2003, a shareholder of the Company exercised their stock option in the Company. The Company issued 18,750 shares of common stock at a exercise price of $.05 per share. Common stock and related additional paid-in capital have been increased by $19 and $919, respectively.

During 2004, the Board of Directors of the Company authorized the grant of 350,000 common stock options to an officer of the company. The options vest upon the grant date and anniversary date of the grant at a rate of 100,000 on the date of grant, 100,000 after the first year, and 150,000 the following year. The exercise price of the stock options is $.05, $.10, and $.20 respectively.

NOTE 8 - MAJOR CUSTOMERS

The Company had two customers who, accounted for 10 percent, or more, of the Company's total revenues during the quarter ended March 31, 2005 and the year ended December 31, 2004. The percentages of total revenues for the quarter ended March 31, 2005 and the year ended December 31, 2004 are as follows:


                                                   March 31,   December 31,
                                                     2005          2004
                                                 ------------  ------------
          Customer A                                      18%           14%
          Customer B                                      15%           13%


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                 For the Three Months Ended March 31, 2005

NOTE 9 - ACCRUED AND OTHER LIABILITIES

                                                         March 31,  December 31,
     Accrued liabilities consist of the following:         2005         2004
                                                      ------------  ------------
     Employment Enrollment Fees                        $   153,000   $   117,000
     Compensated Absences                                   24,459        12,121
     Legal Fees                                             14,116        41,125
     Other                                                   8,273         8,641
                                                      ------------  ------------
          Total                                       $    199,848  $    178,887
                                                      ============  ============


NOTE 10 - OPTIONS FOR PURCHASE OF COMMON STOCK

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


2002 Stock Option Plan
                                                                Weighted
                                                                 Average
                                                   Number       Exercise
                                                  of Shares       Price
                                                ------------  ------------
    Outstanding, December 31, 2003                    66,250  $        .05
    Granted                                                -              -
    Exercised                                              -              -
    Canceled                                               -              -
                                                ------------  ------------
    Outstanding, December 31, 2004                    66,250  $        .05
                                                ============  ============
    Granted                                                -              -
    Exercised                                              -              -
    Canceled                                               -              -
                                                ------------  ------------
    Outstanding, March 31, 2005                       66,250  $        .05
                                                ============  ============
    Exercisable, March 31, 2005                       66,250  $        .05
                                                ============  ============


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                 For the Three Months Ended March 31, 2005

NOTE 10 - OPTIONS FOR PURCHASE OF COMMON STOCK (CONTINUED)

In accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, no option expense was recognized for the quarters ending March 31, 2005 and March 31, 2004, since the results of the valuation of the options with the Black-Scholes model resulted in a zero value.

The fair value of the option grant was established at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                           2005
                                                       ------------
    Risk-free interest rate                                    4.0%
    Dividend yield                                               0%
    Volatility                                                 130%
    Average expected term (years to exercise date)              1/2


Employee stock options outstanding and exercisable under this plan as of March 31, 2005 are:

                                      Weighted
                         Weighted      Average                  Weighted
 Range of              Average of     Remaining                Average of
 Exercise               Exercise     Contractual                Exercise
  Price     Options       Price     Life (years)   Options        Price
 --------  --------   -----------  -------------   --------   -----------
     $.05    66,250          $.05           2.33     66,250          $.05


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                 For the Three Months Ended March 31, 2005

NOTE 11 - STOCK OPTION AGREEMENT

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


2004 Stock Option Agreement
                                                                Weighted
                                                                 Average
                                                   Number       Exercise
                                                  of Shares       Price
                                                ------------  ------------
    Outstanding, December 31, 2003              $          -  $          -
     Granted                                         350,000           .11
     Exercised                                             -             -
     Canceled                                              -             -
                                                ------------  ------------
    Outstanding, December 31, 2004                   350,000  $        .11
                                                ============  ============
     Granted                                               -             -
     Exercised                                             -             -
     Canceled                                              -             -
                                                ------------  ------------
    Outstanding, March 31, 2005                      350,000  $        .11
                                                ============  ============
    Exercisable, March 31, 2005                      100,000  $        .05
                                                ============  ============

In accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, $0 and $13,511 has been charged to compensation expense for the quarter ended March 31, 2005 and the year ended December 31, 2004, respectively. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                           2004
                                                       ------------
    Risk-free interest rate                                    4.0%
    Dividend yield                                               0%
    Volatility                                                 130%
    Average expected term (years to exercise date)                1


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                       Notes to Financial Statements
                 For the Three Months Ended March 31, 2005

NOTE 11 - STOCK OPTION AGREEMENT (CONTINUED)

Employee stock options outstanding and exercisable under this agreement as of March 31, 2005 are:

                                      Weighted
                         Weighted      Average                  Weighted
 Range of              Average of     Remaining                Average of
 Exercise               Exercise     Contractual                Exercise
  Price     Options       Price     Life (years)   Options        Price
 --------  --------   -----------  -------------   --------   -----------
 $.05-.11   350,000   $       .11           2.53    100,000   $       .05



NOTE 12 - CONTINGENCIES

The Company, its president and secretary are named defendants in a lawsuit filed by two shareholders, one of which was a former director of the Company. The action seeks cancellation of a stock issuance, an order for the Company's President to pay the Company $150,000 and other damages to be determined based upon allegations of breach of fiduciary duties. The Company, and its president, believe the suit is completely without merit and intend to vigorously defend its position.

NOTE 13 - UNAUDITED INFORMATION

The financial statements for the three months ended March 31, 2005, was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are in the opinion of management, necessary to properly reflect the results of the three months ended March 31, 2005, and are of a normal, recurring nature. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS AND RESULTS OF OPERATIONS

OVERVIEW

     The principle business of the Company is managing and administering two Health Care Organization ("HCO") licenses, or networks of medical providers, in the State of California through its wholly owned subsidiary Medex. The HCO was created when the California legislature passed Assembly Bill 110 (the "Bill") in July of 1993 and later deregulated the premiums paid by employers for workers' compensation insurance. The Bill was a collaboration of efforts from both employers and organizations, such as plaintiffs' attorneys who represent injured workers, in an effort to curtail employers from leaving California due to escalating Workers' Compensation costs. The bill attempts to address the problems of rising medical costs associated with poor quality care to injured workers and fraud.

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

     An employer who contracts with an HCO or MPN can increase the length of time they are involved in the medical care provided to injured workers from 30 days up to 90 days, and in some cases up to 120 days. The increased time of control is designed to decrease the incidence of fraudulent claims and disability awards and is also based upon the notion that if there is more control over medical treatment there will be more control over costs, and subsequently, more control over getting injured workers healthy and back on the job. Ultimately the increase in control should reduce claims and thereby reduce workers' compensation premiums.

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

     As of March 31, 2005, the Company had cash on hand of $357,430, compared to $429,189 at March 31, 2004. This $71,759 decrease in cash on hand is due to increased legal fees and the hiring of a new public relations firm. Because of the conversion of debt to equity, management believes that cash on hand and anticipated revenues will be sufficient to cover operating costs over the next twelve months. Therefore, the Company does not anticipate needing to find other sources of capital at this time. If the Company's revenues, however, are less than anticipated the Company will need to find other sources of capital to continue operations. The Company would then seek additional capital in the form of debt and/or equity. While the Company believes that it is capable of raising additional capital, there is no assurance that the Company will be successful in locating other sources of capital on favorable terms or at all.

RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
     ------------------------------------------------------------

     Workers' compensation costs in California continue to remain excessive which motivates employers to search for ways to control this cost.
Although revenues for the quarter ended March 31, 2005 fell short versus the same period of 2004, the Company expects to see new growth in the sign-up of MPN customers. In the three months ended March 31, 2005, revenues decreased to $355,599 compared to $430,643 during the three months ended March 31, 2004. While the Company believes that revenues will increase throughout the next three quarters of 2005, it also believes that expenses will correspondingly increase at a similar rate, which the Company anticipates will result in future increases in income from operations at a rate less than increases in revenue.. Total expenses incurred in the quarter ended March 31, 2005, totaled $477,791 compared to $395,711 during the quarter ended March 31, 2004, a 21% increase. The increases in total expenses resulted primarily from increases in salaries & wages, professional fees, employment enrollment and general & administrative expense were only partially offset by a decrease in consulting fees.

     Salaries & wages increased $12,777 or 8% during the first fiscal quarter of 2005 compared to $173,057, compared to $160,280 during the first fiscal quarter of 2004. The increase in salaries & wages in the first quarter 2005 is attributable to the Company having more employees in the first quarter 2005 compared to the first quarter 2004.

     In the three months ended March 31, 2005, the Company incurred professional fees of $104,439 compared to $78,287 during the three months ended March 31, 2004. The increase in professional fees in 2005 is largely attributable to legal fees incurred by the Company associated with defending itself against proceedings brought by Marvin Teitelbaum and Peter Alexakis, as well as the retention of Genex to provide nurse case manager services, and a public relations firm to direct marketing efforts.

     Employment enrollment increased $11,993 to $49,932 during the three months ended March 31, 2005, compared to March 31, 2004. As an HCO, the Company is required to pay a fee to the State of California for each person it enrolls. The increase in employment enrollment expenses in the three months ended March 31, 2005, reflects the increased number of persons enrolled with the Company when compared to the same period ended 2004.

     During the first fiscal quarter 2005, general & administrative expenses rose 55% to $102,660 compared to $66,125 in the first fiscal quarter 2004. This increase in general & administrative expenses is attributable to several factors. During the first quarter 2005, the Company elected to establish a bad debt reserve of $18,000 for non-payment of past due invoices. The Company incurred no expenses for bad debt during the first quarter 20004. Also during the first quarter 2005, the Company created a promotional video for distribution to prospective clients which resulted in a $10,223 increase in advertising expenses compared to the first quarter 2004. Finally, during the three months ended March 31, 2005, the Company retained a new public relations firm for $18,000 and Nurse Case Management fees paid in the amount of $18,765 that were not incurred in 2004.

     Consulting fees have remained relatively constant decreasing from $30,171 during the three months ended March 31, 2004 to $25,610 during the three months ended March 31, 2005.

     As a result of increasing expenses and decreasing revenues during the three months ended March 31, 2005, the Company realized a net loss of $121,602 compared to net income of $34,943 during the three months ended March 31, 2004. The Company anticipates profits to be lower in 2005 than 2004 due to increases in legal costs of defending the lawsuit and the hire of a new public relations firm.


PLAN OF OPERATIONS

     Over the next twelve months, the Company plans to continue focusing its efforts on increasing enrollment in the HCO and MPN throughout California. The Company is constantly in discussions with several businesses and has distributed marketing packets to other potential customers. The Company will maintain and continue to establish relationships with doctors, nurses and other ancillary services that have experience in the workers' compensation industry.

     The Company believes that the excessive workers' compensation costs will continue to motivate employers to search for ways to control this cost. The Company believes that its HCO and MPN services offer an effective way to help reduce the excessive workers' compensation costs and as such employers will continue to utilize the Company's HCO and MPN services.

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

ITEM 3.   CONTROLS AND PROCEDURES

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


                        PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     A complaint was filed in Orange County Superior Court by plaintiffs Marvin Teitelbaum, a shareholder of the Company, and Peter Alexakis, a shareholder of the Company and former director (collectively "Plaintiffs") on or about April 7, 2004 against the Company's president Tom Kubota, secretary Rudy LaRusso and the Company (collectively "Defendants"). The action seeks cancellation of a stock issuance, an order for Mr. Kubota to pay the Company $150,000 and other damages to be determined based upon allegations that Defendants breached various fiduciary duties. The Company has retained the Law Offices of Joseph J. Nardulli, Newport Beach, California, and Mr. Kubota and Mr. LaRusso have retained the Law Offices of
L. Scott Karlin, Tustin, California, to represent them in this matter.

     The Defendants have answered the complaint and the parties are currently engaged in discovery. The trial date, which was initially scheduled for June 6, 2005, was recently moved to October 11, 2005. The Defendants intend to contest this case vigorously.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  Reports on Form 8-K

          None.

(B)  Exhibits.  The following exhibits are included as part of this report:

     Exhibit 31.1 Certification of Principal Executive Office Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2 Certification of Principal Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.3 Certification of Principal Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1 Certification of the Principal Executive Officer  to
                  Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2 Certification of the Principal Executive Officer
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002

     Exhibit 32.3 Certification of the Principal Financial Officer
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002
                                     23
                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                         PACIFIC HEALTH CARE ORGANIZATION, INC.



May 10, 2005             /S/ Tom Kubota
                         -------------------------------------------------
                         Tom Kubota, Chief Executive Officer



May 5, 2005              /S/ Donald C. Hellwig
                         -------------------------------------------------
                         Donald C. Hellwig, Chief Financial Officer



May 9, 2005              /S/ Donald P. Balzano
                         -------------------------------------------------
                         Donald P. Balzano
                         Chief Executive Officer, Medex Healthcare, Inc.
















                                     24