Form 10QSB
period 2005-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2005-08-15
CIK 1138476

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
  June 30, 2005                                              000-50009


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

Common stock, par value $.001; 15,427,732 shares outstanding as of June 30, 2005.


                      PART I.   FINANCIAL INFORMATION

Item 1. Financial Information

                   Pacific Health Care Organization, Inc.
                               Balance Sheets

                                                     June        December
                                                   30, 2005      31, 2004
                                                 ------------  ------------
                                                  (Unaudited)
                                   Assets

Current Assets
--------------
 Cash                                            $    296,436  $    506,675
 Accounts Receivable (net allowance of $18,000)       230,650       179,391
 Prepaid Expenses                                      41,432        40,715
                                                 ------------  ------------
   Total Current Assets                               568,518       726,781

Property & Equipment (Note 5)
--------------------
 Computer Equipment                                    60,922        60,922
 Furniture & Fixtures                                  24,766        24,766
                                                 ------------  ------------
   Total Property & Equipment                          85,688        85,688

   Less: Accumulated Depreciation                    (65,592)      (54,436)
                                                 ------------  ------------
   Net Property & Equipment                            20,096        31,252
                                                 ------------  ------------

   Total Assets                                  $    588,614  $    758,033
                                                 ============  ============















               The accompanying notes are an integral part of
                  these consolidated financial statements
                                     2

                   Pacific Health Care Organization, Inc.
                               Balance Sheets

                                                     June        December
                                                   30, 2005      31, 2004
                                                 ------------  ------------
                                                  (Unaudited)

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
 Accounts Payable                                $     17,468  $     21,813
 Accrued Expenses                                     197,971       178,887
 Unearned Revenue                                     129,555       119,608
                                                 ------------  ------------
   Total Current Liabilities                          344,994       320,308

Commitments
-----------

Stockholders' Equity (Note 8)
-----------------------------

 Preferred Stock; 5,000,000 Shares
  Authorized at $0.001 Par Value;
  Zero Shares Issued and Outstanding                        -             -
 Common Stock; 50,000,000 Shares
  Authorized at $0.001 Par Value;
  15,427,732 and 15,427,732 Shares Issued and
  Outstanding, Respectively                            15,428        15,428
 Additional Paid In Capital                           467,510       463,475
 Additional Paid In Capital - Warrants                122,694       122,694
 Accumulated (Deficit)                              (362,012)     (163,872)
                                                 ------------  ------------
   Total Stockholders' Equity                         243,620       437,725
                                                 ------------  ------------
   Total Liabilities & Stockholders' Equity      $    588,614  $    758,033
                                                 ============  ============









               The accompanying notes are an integral part of
                  these consolidated financial statements
                                     3

                   Pacific Health Care Organization, Inc.
                          Statements of Operations
                                (Unaudited)

                                 For Three Months Ended       For Six Months Ended
                                    June         June          June         June
                                  30, 2005     30, 2004      30, 2005     30, 2004
                               ------------ ------------  ------------  ------------
Revenues                       $    438,828  $    398,031 $    794,427  $    828,674
--------                       ------------  ------------ ------------  ------------

Expenses
--------
  Depreciation                        5,578         5,578       11,156        11,156
  Consulting Fees                    35,223        70,019       60,833       100,190
  Salaries & Wages                  176,776       159,787      349,833       320,067
  Professional Fees                 105,705       (1,792)      210,144        76,495
  Insurance                          19,462        23,170       35,977        40,501
  Employment Enrollment              78,732        35,862      128,664        73,801
  General & Administrative           94,380        43,343      197,040       109,468
                               ------------ ------------  ------------  ------------
Total Expenses                      515,856       335,967      993,647       731,678

  Income (Loss) From Operations    (77,028)        62,064    (199,220)        96,996
                               ------------ ------------  ------------  ------------

Other Income (Expenses)
-----------------------
  Interest Income                       490           9         1,080            20
                               ------------ ------------  ------------  ------------
  Total Other Income (Expenses)         490           9         1,080            20

  Income (Loss) Before Taxes       (76,538)      62,073      (198,140)       97,016

  Tax Expense                            -            -             -             -
                               ------------ ------------  ------------  ------------
  Net Income (Loss)            $   (76,538) $     62,073  $  (198,140)  $    97,016
                               ============ ============  ============  ============



               The accompanying notes are an integral part of
                  these consolidated financial statements

                                     4

                   Pacific Health Care Organization, Inc.
        Statements of Stockholders' Equity and Comprehensive Income
                   From January 1, 2004 to June 30, 2005


                         Preferred Stock        Common Stock     Paid in Accumulated
                          Shares   Amount    Shares   Amount     Capital    Deficit
                         -------- ------- ---------- -------- ----------- ----------
Balance,
January 1, 2004                -  $    -  15,427,732  $ 15,428   $ 572,658 $ (318,276)

Valuation of
Stock Options                  -       -           -       -      13,511           -

Net Income for the
Year Ended
December 31, 2004              -       -          -        -           -    154,404
                         -------- ------- ---------- -------- ----------- ----------
Balance,
December 31, 2004              -       -  15,427,732  15,428     586,169   (163,872)

Valuation of
Stock Options                  -       -           -       -       4,035           -

Net Loss for the
Six Month Ended
June 30, 2005                  -       -          -        -           -   (198,140)
                         -------- ------- ---------- -------- ----------- ----------
Balance,
June 30, 2005                  -  $    -  15,427,732 $ 15,428 $   590,204 $(362,012)
                         ======== ======= ========== ======== =========== ==========










               The accompanying notes are an integral part of
                  these consolidated financial statements
                                     5

                   Pacific Health Care Organization, Inc.
                          Statements of Cash Flows
                     For the Six Months Ended June 30,

                                                          2005         2004
                                                     ------------  ------------
                                                      (Unaudited)
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                                  $  (198,140)  $    97,016
  Adjustments to Reconcile Net Income to Net Cash:
   Depreciation                                           11,156        11,156
   Stock Options Issued for Services                       4,035             -
  Changes in Operating Assets & Liabilities:
   (Increase) Decrease in Prepaid Expenses                  (717)      (22,721)
   (Increase) Decrease in Accounts Receivable            (51,259)      (45,358)
   Increase (Decrease) in Accounts Payable                (4,345)      (15,493)
   Increase (Decrease) in Accrued Expenses                19,084        56,421
   Increase (Decrease) in Unearned Revenue                 9,947        15,285
                                                     ------------  ------------
        Net Cash Provided by Operating Activities       (210,239)       96,306

Cash Flows from Investing Activities
------------------------------------
  Purchase of Computer Equipment                               -        (5,092)
  Purchase of Furniture & Fixtures                             -             -
                                                     ------------  ------------
        Net Cash Used by Investing Activities                  -        (5,092)

Cash Flows from Financing Activities
------------------------------------
        Net Cash Provided by Financing Activities              -             -
                                                     ------------  ------------

        Increase (Decrease) in Cash                     (210,239)       91,214

        Cash at Beginning of Period                      506,675       398,352
                                                     ------------  ------------

        Cash at End of Period                        $   296,436   $   489,556
                                                     ============  ============

Supplemental Cash Flow Information
----------------------------------
   Interest                                          $         -   $         -
   Taxes                                                     293            77






               The accompanying notes are an integral part of
                  these consolidated financial statements
                                     6

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2005

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




                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2005

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














                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2005

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

                                                   For the Six Month Ended
                                                          June 30,
                                                     2005          2004
                                                 ------------  ------------
                                                  (Unaudited)   (Unaudited)
     Basic Earnings per share:
      Income (Loss) (numerator)                  $  (198,140)  $    97,016
      Shares (demoninator)                        15,427,732    15,427,732
                                                 ------------  ------------
       Per Share Amount                          $      (.01)  $       .01
                                                 ============  ============

     Fully Diluted Earnings per share:
      Income (Loss) (numerator)                  $  (198,140)  $    97,016
      Shares (demoninator)                        15,427,732    15,427,732
                                                 ------------  ------------
      Per Share Amount                           $      (.01)  $       .01
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




                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2005

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





                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2005

NOTE 3 - New Technical Pronouncements

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




                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2005

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

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB No. 20, ACCOUNTING CHANGES and FASB No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies it all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company's consolidated financial statements.

NOTE 4 - Fixed Assets

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the office equipment, and furniture and fixtures, respectively. Scheduled below are the assets, costs and accumulated depreciation at June 30, 2005 and December 31, 2004.




                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2005

                                            Depreciation           Accumulated
                          Cost                 Expense            Depreciation
                  --------------------- ---------------------- ---------------------
                      June    December      June     December      June    December
Assets             30, 2005   31, 2004   30, 2005    31, 2004   30, 2005   31, 2004
                  ---------- ---------- ----------  ---------- ---------- ----------
Computer
  Equipment       $  60,922  $  60,922  $   9,388   $  18,776  $  56,123  $  46,735
Furniture &
  Fixtures           24,766     24,766      1,768       3,536      9,469      7,701
                  ---------- ---------- ----------  ---------- ---------- ----------
      Totals      $  85,688  $  85,688  $  11,156   $  22,312  $  65,592  $  54,436
                  ========== ========== ==========  ========== ========== ==========


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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                      Year of Loss              Amount     Expiration Date
                      ------------         -----------     ---------------
                              2000         $   44,590                2020
                              2001            296,397                2021
                              2002             35,262                2022
                              2003                  -                   -
                              2004                  -                   -
                              2005            198,140                2025

                                                  June 30,    December 31,
                                                    2005          2004
                                                ------------  ------------
                                                 (Unaudited)
    Current Tax Asset Value of Net
      Operating Loss                            $         -   $         -
    Carry forwards at Current Prevailing
      Federal Tax Rate                          $   123,084   $    55,716
                                                ------------  ------------
    Evaluation Allowance                           (123,084)      (55,716)
                                                ============  ============
    Net Tax Asset                               $         -   $         -
    Current Income Tax Expense                  $         -   $         -
    Deferred Income Tax Benefit                           -             -


The Company has remaining cumulative net operating loss carry forwards of $357,977 to be offset against future earnings.


                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2005

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


     Total Lease Commitments:                         Year        Amount
                                                   ----------  ------------
                                                         2005  $    77,438
                                                         2006       12,965
                                                         2007            -
                                                         2008            -
      Thereafter                                            -
                                                               ------------
      Total                                                    $    90,403
                                                               ============



Rent expense for the six months ended June 30, 2005 and December 31, 2004 was $40,247 and $76,973, respectively.

NOTE 7 - Stockholders' Equity

During 2004, the Board of Directors of the Company authorized the grant of 350,000 common stock options to an officer of a subsidiary company. The options vest upon the grant date and anniversary date of the grant at a rate of 100,000 on the date of grant, 100,000 after the first year, and 150,000 the following year. The exercise price of the stock options is $.05, $.10, and $.20 respectively.







                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2005

NOTE 8 - Major Customers

The Company had two customers who, accounted for 10 percent, or more, of the Company's total revenues during the six months ended June 30, 2005 and the year ended December 31, 2004. The percentages of total revenues for the six months ended June 30, 2005 and the year ended December 31, 2004 are as follows:

                                                   June 30,    December 31,
                                                     2005          2004
                                                  -----------  ------------
                                                  (Unaudited)
     Customer A                                           14%           14%
     Customer B                                           12%           13%


NOTE 9 - Accrued and Other Liabilities

                                                   June 30,    December 31,
                                                     2005          2004
                                                  -----------  ------------
                                                  (Unaudited)
     Accrued liabilities consist of the following:
      Employment Enrollment Fees                  $  141,000   $   117,000
      Compensated Absences                            33,110        12,121
      Legal Fees                                      21,954        41,125
      Other                                            1,907         8,641
                                                  -----------  ------------
       Total                                      $  197,971   $   178,887
                                                  ===========  ============

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



                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2005

NOTE 10 - Options for Purchase of Common Stock (continued)


2002 Stock Option Plan

                                                                 Weighted
                                                                  Average
                                                     Number      Exercise
                                                   of Shares       Price
                                                  -----------  ------------
     Outstanding, December 31, 2003                   66,250   $       .05
      Granted                                              -             -
      Exercised                                            -             -
      Canceled                                             -             -
                                                  -----------  ------------
     Outstanding, December 31, 2004                   66,250   $       .05
      Granted                                              -             -
      Exercised                                            -             -
      Canceled                                             -             -
                                                  -----------  ------------
     Outstanding, June 30, 2005                       66,250   $       .05
                                                  ===========  ============
     Exercisable, June 30, 2005                       66,250   $       .05
                                                  ===========  ============

In accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, $1,879 and $0 has been changed to compensation expense for the six months ended December 31, 2005 and December 31, 2004, respectively.

The fair value of the option grant was established at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                   2005
                                                               ------------
     Risk-free interest rate                                        4.125%
     Dividend yield                                                     0%
     Volatility                                                       121%
     Average expected term (years to exercise date)                    1/2
                                                               ------------

Employee stock options outstanding and exercisable under this plan as of June 30, 2005 are:


                                                 Weighted
                                   Weighted       Average                   Weighted
       Range of                  Average of     Remaining                 Average of
       Exercise                    Exercise   Contractual                   Exercise
          Price       Options         Price  Life (years)      Options         Price
   ------------  ------------  ------------  ------------  -----------  ------------
   $       .05        66,250   $       .05          2.08       66,250   $       .05

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2005

NOTE 11 - Stock Option Agreement

On April 20, 2004, the board of directors agreed to a stock option agreement with an officer of a subsidiary company, effective as of October 11, 2004. The agreement calls for the grant of 350,000 options that rest and are exercisable as follows: 100,000 the first year, with an exercise price of $.05; 100,000 the second year, with an exercise price of $.10; and 150,000 the third year, with an exercise price of $.20. The options expire three years from the date of grant.

2004 Stock Option Agreement

                                                                 Weighted
                                                                  Average
                                                     Number      Exercise
                                                   of Shares       Price
                                                  -----------  ------------
     Outstanding, December 31, 2003                        -   $         -
      Granted                                        350,000           .11
      Exercised                                            -             -
      Canceled                                             -             -
                                                  -----------  ------------
     Outstanding, December 31, 2004                  350,000   $       .11
                                                  -----------  ------------
      Granted                                              -             -
      Exercised                                            -             -
      Canceled                                             -             -
                                                  -----------  ------------
     Outstanding, June 30, 2005                      350,000   $       .11
                                                  ===========  ============
     Exercisable, June 30, 2005                      100,000   $       .05
                                                  ===========  ============


In accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, $2,156 and $13,511 has been charged to compensation expense for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                                   2005
                                                               ------------
     Risk-free interest rate                                        4.125%
     Dividend yield                                                     0%
     Volatility                                                       121%
     Average expected term (years to exercise date)                      1

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2005

NOTE 11 - Stock Option Agreement (continued)

Employee stock options outstanding and exercisable under this agreement as of June 30, 2005 are:

                                                 Weighted
                                   Weighted       Average                   Weighted
       Range of                  Average of     Remaining                 Average of
       Exercise                    Exercise   Contractual                   Exercise
          Price       Options         Price  Life (years)      Options         Price
   ------------  ------------  ------------  ------------  -----------  ------------
   $    .05-.11      350,000   $       .11          2.28      100,000   $       .05


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

NOTE 13 - Unaudited Information

The financial statements for the six months ended June 30, 2005, was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are in the opinion of management, necessary to properly reflect the results of the six months ended June 30, 2005, and are of a normal, recurring nature. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

     As of June 30, 2005, the Company had cash on hand of $296,436, compared to $489,566 at June 30, 2004. This $193,130 decrease in cash on hand is due to increased legal fees and the hiring of a new public relations firm. Management believes that cash on hand and anticipated revenues will be sufficient to cover operating costs over the next twelve months. Therefore, the Company does not anticipate needing to find other sources of capital at this time. If the Company's revenues, however, are less than anticipated the Company will need to find other sources of capital to continue operations. The Company would then seek additional capital in the form of debt and/or equity. While the Company believes that it is capable of raising additional capital, there is no assurance that the Company will be successful in locating other sources of capital on favorable terms or at all.


Results of Operations

     Comparison of the six months ended June 30, 2005 and 2004
     ---------------------------------------------------------

     Workers' compensation costs in California continue to remain excessive which motivates employers to search for ways to control this cost.
Although revenues for the six months ended June 30, 2005 fell short versus the same period of 2004, the Company expects to see new growth in the sign-up of MPN customers. In the six months ended June 30, 2005, revenues decreased to $794,427 compared to $828,674 during the six months ended June 30, 2004. While the Company believes that revenues will increase throughout the next two quarters of 2005, it also believes that expenses will correspondingly increase at a similar rate, which the Company anticipates will result in future increases in income from operations at a rate less than increases in revenue. Total expenses incurred in the six months ended June 30, 2005, were $993,647 compared to $731,678 during the six month ended June 30, 2004, a 35% increase. The increases in total expenses resulted primarily from increases in salaries & wages, professional fees, employment enrollment and general & administrative expense were only partially offset by decreases in consulting fees.

     Salaries & wages increased $29,766 or 9% during the first six months of 2005 to $349,833, compared to $320,067 during the first six months of 2004. The increase in salaries & wages in the six months 2005 is attributable to the Company having more employees in the six months ended 2005 compared to the six months ended 2004.

     In the six months ended June 30, 2005, the Company incurred professional fees of $210,144 compared to $76,495 during the six months ended June 30, 2004. The increase in professional fees in 2005 is largely attributable to legal fees incurred by the Company associated with defending itself against proceedings brought by Marvin Teitelbaum and Peter Alexakis, the retention of a third party to provide nurse case management services, and a public relations firm to direct the Company's marketing efforts.

     Employment enrollment increased $54,863 to $128,664 during the six months ended June 30, 2005, compared to June 30, 2004. As an HCO, the Company is required to pay a fee to the State of California for each person it enrolls. The increase in employment enrollment expenses in the six months ended June 30, 2005, reflects the increased number of persons enrolled with the Company when compared to the same period ended 2004.

     During the six month ended 2005, general & administrative expenses rose 80% to $197,040 compared to $109,468 in the six month ended 2004. This increase in general & administrative expenses is attributable to several factors. During the six month ended 2005, the Company elected to establish a bad debt reserve of $18,000 for non-payment of past due invoices. The Company incurred no expenses for bad debt during the first six months of 2004. Also during the six month ended 2005, the Company spent in excess of $30,000 in printing and postage, as well as increased travel expenses, to promote and advertise the Company's services. During the six months ended June 30, 2005, the Company also spent approximately $10,000 to acquire office equipment that was not capitalized. While the Company anticipates general and administrative expenses will continue to increase, it does not expect these expenses to increase at such a significant rate.

     Consulting fees have decreased from $100,190 during the six months ended June 30, 2004 compared to $60,833 during the six months ended June 30, 2005, as the Company required fewer consulting services. The Company anticipates consulting fees will continue to vary depending upon need, but it expects consulting fees to be more consistent with the fees incurred during the six months ended June 30, 2005.

     As a result of increasing expenses and decreasing revenues during the six months ended June 30, 2005, the Company realized a net loss of $198,140 compared to net income of $97,016 during the six months ended June 30, 2004. The Company anticipates profits to continue to be lower in 2005 than 2004.

     Comparison of the three months ended June 30, 2005 and 2004
     -----------------------------------------------------------

     Revenues for the three months ended June 30, 2005 increased 10% to $438,828 compared to the same period of 2004, as the Company experienced new growth in the sign-up of MPN customers. The Company believes revenues will continue to increase throughout the next two quarters of 2005. The Company also expects that expenses will correspondingly increase at a similar rate, which should result in future increases in income from operations at a rate less than increases in revenue. Total expenses incurred in the second quarter 2005, were $515,856 compared to $335,967 during the second quarter 2004, a 53% increase. The increases in total expenses resulted primarily from increases in salaries & wages, professional fees, employment enrollment and general & administrative expense, which were only partially offset by decreases in consulting fees and insurance.

     Salaries & wages increased $16,989 or 10% during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase in salaries & wages in second quarter 2005 is attributable to the Company having more employees in the second quarter 2005 compared to the second quarter 2004.

     During the three months ended June 30, 2005, professional fees increased $107,497 compared to the three months ended June 30, 2004. The increase in professional fees in 2005 is largely attributable to legal fees incurred by the Company associated with defending itself against proceedings brought by Marvin Teitelbaum and Peter Alexakis, the retention of a third party to provide nurse case management services, and a public relations firm to direct the Company's marketing efforts.

     Employment enrollment increased 120% during the three months ended June 30, 2005, compared to June 30, 2004. As an HCO, the Company is required to pay a fee to the State of California for each person it enrolls. The increase in employment enrollment expenses in the three months ended June 30, 2005, reflects the increased number of persons enrolled with the Company when compared to the same period ended 2004.

     During the second quarter 2005, general & administrative expenses rose 118% to $94,380 compared to $43,343 during the second quarter 2004. As discussed above, this increase in general & administrative expenses is attributable to several factors including the establishment of a bad debt reserve, significantly increased printing, postage and travel expenses and
the acquisition of office equipment.   While the Company anticipates
general and administrative expenses will continue to increase in future quarters, it does not expect these expenses to increase at such a significant rate.

     Consulting fees decreased from $70,019 during the three months ended June 30, 2004 to $35,223 during the three months ended June 30, 2005, as the Company required fewer consulting services. The Company anticipates consulting fees will continue to vary depending upon need, but it expects quarterly consulting fees to be more consistent with the fees incurred during the second quarter 2005.

     As a result of increasing expenses during the three months ended June 30, 2005, the Company realized a net loss of $76,538 compared to net income of $62,073 during the three months ended June 30, 2004. The Company anticipates profits to continue to be lower in third quarter of 2005 than in the third quarter of 2004.

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

     The Defendants have answered the complaint and the parties are currently engaged in discovery. The trial date, which was initially scheduled for June 6, 2005, was recently rescheduled to January 2006. The Defendants intend to contest this case vigorously.
                                     22
Item 6.   Exhibits and Reports on Form 8-K

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


                              PACIFIC HEALTH CARE ORGANIZATION, INC.



August 15, 2005               /S/ Tom Kubota
                              --------------------------------------
                              Tom Kubota, Chief Executive Officer



August 15, 2005               /S/ Donald C. Hellwig
                              --------------------------------------
                              Donald C. Hellwig, Chief Financial Officer



August 15, 2005               /S/ Donald P. Balzano
                              --------------------------------------
                              Donald P. Balzano
                              Chief Executive Officer,
                              Medex Healthcare, Inc.

















                                     24