Form 10QSB
period 2005-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2005-11-14
CIK 1138476

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
 September 30, 2005                                          000-50009


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                   --------------------------------------
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                   ------
       (State or other jurisdiction of incorporation or organization

                                 87-0285238
                                -----------
                    (I.R.S. Employer Identification No.)


          1280 Bison Street, Suite B9-596, Newport Beach, CA 92660
          --------------------------------------------------------
                  (Address of principal executive offices)

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

Common stock, par value $.001; 15,427,759 shares outstanding as of September 30, 2005.


                      PART I.   FINANCIAL INFORMATION

                       Item 1. Financial Information

                   Pacific Health Care Organization, Inc.
                               Balance Sheets

                                                     September    December
                                                      30, 2005    31, 2004
                                                   ----------- -----------

                                   Assets          (Unaudited)

Current Assets
--------------
  Cash                                             $   344,224 $   506,675
  Accounts Receivable, net                             280,754     179,391
  Prepaid Expenses                                      40,409      40,715
                                                   ----------- -----------
    Total Current Assets                               665,387     726,781

Property & Equipment (Note 5)
-----------------------------
  Computer Equipment                                    60,922      60,922
  Furniture & Fixtures                                  24,766      24,766
                                                   ----------- -----------
    Total Property & Equipment                          85,688      85,688

    Less: Accumulated Depreciation                    (71,170)     (54,436)
                                                   ----------- -----------

    Net Property & Equipment                            14,518      31,252
                                                   ----------- -----------

    Total Assets                                   $   679,905 $   758,033
                                                   =========== ===========













               The accompanying notes are an integral part of
                  these consolidated financial statements
                                     2

                   Pacific Health Care Organization, Inc.
                               Balance Sheets

                                                     September    December
                                                      30, 2005    31, 2004
                                                   ----------- -----------
                                                   (Unaudited)

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                 $    13,620 $    21,813
  Accrued Expenses                                     219,336     178,887
  Unearned Revenue                                     109,624     119,608
                                                   ----------- -----------
    Total Current Liabilities                          342,580      320,308

Commitments                                                  -           -
-----------                                        ----------- -----------

Stockholders' Equity (Note 8)
-----------------------------
  Preferred Stock; 5,000,000 Shares
   Authorized at $0.001 Par Value;
   Zero Shares Issued and Outstanding                        -           -
  Common Stock; 50,000,000 Shares
   Authorized at $0.001 Par Value;
   15,427,759 and 15,427,759 Shares Issued and
   Outstanding, Respectively                            15,428      15,428
  Additional Paid In Capital                           477,244     463,475
  Additional Paid In Capital - Warrants                122,694     122,694
  Accumulated (Deficit)                              (278,041)   (163,872)
                                                   ----------- -----------
    Total Stockholders' Equity                         337,325      437,725
                                                   ----------- -----------
    Total Liabilities & Stockholders' Equity       $   679,905 $   758,033
                                                   =========== ===========







               The accompanying notes are an integral part of
                  these consolidated financial statements
                                     3


                   Pacific Health Care Organization, Inc.
                          Statements of Operations
                                (Unaudited)

                              For the Three Months Ended   For the Nine Months Ended
                                September     September    September     September
                                 30, 2005      30, 2004     30, 2005      30, 2004
                               ------------  ------------ ------------  ------------
Revenues                       $    590,184  $    417,732   $1,384,611    $1,246,406
--------                       ------------  ------------ ------------  ------------

Expenses
--------
  Depreciation                        5,578         5,578       16,734        16,734
  Consulting Fees                    19,526       (2,152)       80,358        98,038
  Salaries & Wages                  203,467       170,188      553,300       490,255
  Professional Fees                  40,799        53,677      250,942       130,172
  Insurance                          22,144        22,830       58,122        63,331
  Employment Enrollment              36,000        35,383      164,664       109,184
  General & Administrative          179,254        45,572      376,294       155,040
                               ------------  ------------ ------------  ------------
    Total Expense                   506,768       331,076    1,500,414     1,062,754
                               ------------  ------------ ------------  ------------
    Income (Loss) From
    Operations                       83,416        86,656    (115,803)       183,652

Other Income (Expenses)
-----------------------
  Interest Income                       554            31        1,634            51
                               ------------  ------------ ------------  ------------
    Total Other Income
    (Expenses)                          554            31        1,634            51
                               ------------  ------------ ------------  ------------
    Income (Loss) Before
    Taxes                            83,970        86,687    (114,169)       183,703

    Tax Expense                           -             -            -             -
                               ------------  ------------ ------------  ------------
    Net Income (Loss)          $     83,970  $     86,687 $  (114,169)  $    183,703
                               ============  ============ ============  ============






               The accompanying notes are an integral part of
                  these consolidated financial statements
                                     4


                   Pacific Health Care Organization, Inc.
                          Statements of Cash Flows
                                (Unaudited)

                                        For the Nine Months Ended September 30,
                                                         2005          2004
                                                     ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                                  $  (114,169)  $    183,703
  Adjustments to Reconcile Net Income to Net Cash:
   Depreciation                                            16,734        16,734
   Stock Options Issued for Services                       13,770             -
  Changes in Operating Assets & Liabilities:
   (Increase) Decrease in Prepaid Expenses                    305      (24,549)
   (Increase) Decrease in Accounts Receivable           (101,364)      (11,426)
   Increase (Decrease) in Accounts Payable                (8,193)      (10,319)
   Increase (Decrease) in Accrued Expenses                 40,449        13,785
   Increase (Decrease) in Unearned Revenue                (9,983)      (38,196)
                                                     ------------  ------------
           Net Cash Provided by Operating Activities    (162,451)       129,732

Cash Flows from Investing Activities
------------------------------------
  Purchase of Computer Equipment                                -       (5,092)
  Purchase of Furniture & Fixtures                              -             -
                                                     ------------  ------------
           Net Cash Used by Investing Activities                -       (5,092)

Cash Flows from Financing Activities
------------------------------------
  Proceeds from Exercise of Stock Option                        -             -
                                                     ------------  ------------
           Net Cash Provided by Financing Activities            -             -
                                                     ------------  ------------
           Increase (Decrease) in Cash                  (162,451)       124,640

           Cash at Beginning of Period                    506,675       398,352
                                                     ------------  ------------
           Cash at End of Period                     $    344,224  $    552,992
                                                     ============  ============

Supplemental Cash Flow Information
----------------------------------
  Interest                                           $          -  $          -
  Taxes                                                         -            77






               The accompanying notes are an integral part of
                  these consolidated financial statements
                                     5

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2005

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

The two HCO certifications obtained by the Company cover the entire state of California. The geographical area has a multi-billion dollar annual medical and indemnity Worker's Compensation cost. The two HCO networks have contracted with over 2,700 provider locations making the Company's HCOs capable of providing comprehensive medical services throughout this region.

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




                                     6
                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2005

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



                                     7
                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2005

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

                                                   For the Nine Month Ended
                                                       September 30,
                                                     2005          2004
                                                 ------------  ------------
     Basic Earnings per share:
       Income (Loss) (numerator)                 $  (114,169)  $    183,703
       Shares (demoninator)                        15,427,759    15,427,759
                                                 ------------  ------------
       Per Share Amount                          $      (.01)  $        .01
                                                 ============  ============

     Fully Diluted Earnings per share:
       Income (Loss) (numerator)                 $  (114,169)  $    183,703
       Shares (demoninator)                        15,427,759    15,427,759
                                                 ------------  ------------
       Per Share Amount                          $      (.01)  $        .01
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




                                     8
                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2005

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

L.   Capital Structure
     -----------------

     The Company has two classes of stock. Preferred stock, 5,000,000 shares authorized, zero issued. Voting rights and liquidation preferences have not been determined. The Company also has voting common stock of 50,000,000 shares authorized, with 15,427,759 shares issued and outstanding. No dividends were paid in the 2005 and 2004 quarters.

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






                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2005

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


                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2005

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


                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2005

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

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB No. 20, ACCOUNTING CHANGES and FASB No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies it all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement includes specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company's consolidated financial statements.

NOTE 4 - Fixed Assets

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the office equipment, and furniture and fixtures, respectively. Scheduled below are the assets, costs and accumulated depreciation at September 30, 2005 and December 31, 2004.




                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2005


NOTE 4 - Fixed Assets (continued)

                                                                     Accumulated
                            Cost          Depreciation Expense       Depreciation
                   --------------------- --------------------- ----------------------
                   September    December  September   December  September    December
Assets              30, 2005    31, 2004   30, 2005   31, 2004   30, 2005    31, 2004
-------------------------------------------------------------------------------------
Computer
  Equipment       $   60,922  $   60,922 $   14,082 $   18,776 $   60,817  $   46,735
Furniture &
  Fixtures            24,766      24,766      2,652      3,536     10,353       7,701
                  ----------  ---------- ---------- ---------- ----------  ----------
  Totals          $   85,688  $   85,688 $   16,734 $   22,312 $   70,170  $   54,436
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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                               Year of Loss       Amount    Expiration Date
                               ------------    ---------    ---------------
                                   2000        $  44,590          2020
                                   2001          296,397          2021
                                   2002           35,262          2022
                                   2003                -             -
                                   2004                -             -
                                   2005          114,169          2025

                                                          September 30,  December 31,
                                                               2005          2004
                                                           ------------  ------------
  Current Tax Asset Value of Net Operating Loss            $          -  $          -
  Carry forwards at Current Prevailing Federal Tax Rate    $     94,534  $     85,000
   Evaluation Allowance                                        (94,534)      (85,000)
                                                           ------------  ------------
   Net Tax Asset                                           $          -  $          -
                                                           ============  ============
  Current Income Tax Expense                               $          -  $          -
  Deferred Income Tax Benefit                                         -             -

The Company has remaining cumulative net operating loss carry forwards of $278,041 to be offset against future earnings.

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2005

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


Total Lease Commitments:                              Year         Amount
                                                    --------    -----------
                                                      2005      $   77,438
                                                      2006          12,965
                                                      2007               -
                                                      2008               -
                                                  Thereafter             -
                                                                -----------
                                                       Total    $   90,403
                                                                ===========

Rent expense for the nine months ended September 30, 2005 and September 30, 2004 was $60,942 and $76,973, respectively.

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






                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2005

NOTE 8 - Major Customers

The Company had three customers who, accounted for 10 percent, or more, of the Company's total revenues during the nine months ended September 30, 2005 and two customers in the year ended December 31, 2004. The percentages of total revenues for the nine months ended September 30, 2005 and the year ended December 31, 2004 are as follows:


                                               September 30,   December 31,
                                                    2005           2004
                                               -------------  -------------
                              Customer A                 17%            14%
                              Customer B                 13%            13%
                              Customer C                 11%              -


NOTE 9 - Accrued and Other Liabilities

                                                    September 30,   December 31,
                                                         2005           2004
                                                    -------------  -------------
     Accrued liabilities consist of the following:
       Employment Enrollment Fees                   $     177,000  $     117,000
       Compensated Absences                                12,090         12,121
       Legal Fees                                          22,760         41,125
       Other                                                7,486          8,641
                                                    -------------  -------------
          Total                                     $     219,336  $     178,887
                                                    =============  =============


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






                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2005

NOTE 10 - Options for Purchase of Common Stock (continued)


2002 Stock Option Plan
                                                                   Weighted
                                                                    Average
                                                       Number      Exercise
                                                    of Shares         Price
                                                 ------------  ------------
     Outstanding, December 31, 2003                    66,250  $        .05
       Granted                                              -             -
       Exercised                                            -             -
       Canceled                                             -             -
                                                 ------------  ------------
     Outstanding, December 31, 2004                    66,250  $        .05
       Granted                                              -             -
       Exercised                                            -             -
       Canceled                                             -             -
                                                 ------------  ------------
     Outstanding, September 30, 2005                   66,250  $        .05
                                                 ============  ============
     Exercisable, September 30, 2005                   66,250  $        .05
                                                 ============  ============

In accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, $1,945 and $ 0 has been changed to compensation expense for the nine months ended September 30, 2005 and September 30, 2004, respectively.

The fair value of the option grant was established at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                   2005
                                                               ------------
     Risk-free interest rate                                          4.0%
     Dividend yield                                                     0%
     Volatility                                                       129%
     Average expected term (years to exercise date)                    1/2

Employee stock options outstanding and exercisable under this plan as of September 30, 2005 are:


                                                 Weighted
                                   Weighted       Average                    Weighted
        Range of                 Average of     Remaining                  Average of
        Exercise                   Exercise   Contractual                    Exercise
           Price       Options        Price  Life (years)       Options         Price
     -----------   -----------  -----------   -----------   -----------   -----------
     $       .05        66,250  $       .05          2.00        66,250   $       .05


                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2005

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


2004 Stock Option Agreement
                                                                   Weighted
                                                                    Average
                                                       Number      Exercise
                                                    of Shares         Price
                                                 ------------  ------------
     Outstanding, December 31, 2003                         -   $        -
       Granted                                        350,000          .11
       Exercised                                            -            -
       Canceled                                             -            -
                                                 ------------  ------------
     Outstanding, December 31, 2004                   350,000   $      .11
       Granted                                              -            -
       Exercised                                            -            -
       Canceled                                             -            -
                                                 ------------  ------------
     Outstanding, September 30, 2005                 350,000    $      .11
                                                 ============  ============
     Exercisable, September 30, 2005                 200,000    $      .05
                                                 ============  ============

In accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, $15,861 and $13,511 has been charged to compensation expense for the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              2005
                                                          ------------
     Risk-free interest rate                                     4.0%
     Dividend yield                                                0%
     Volatility                                                  129%
     Average expected term (years to exercise date)                 1





                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2005


NOTE 11 - Stock Option Agreement (continued)

Employee stock options outstanding and exercisable under this agreement as of September 30, 2005 are:


                                                 Weighted
                                   Weighted       Average                    Weighted
        Range of                 Average of     Remaining                  Average of
        Exercise                   Exercise   Contractual                    Exercise
           Price       Options        Price  Life (years)       Options         Price
     -----------   -----------  -----------   -----------   -----------   -----------
     $   .05-.11       350,000  $       .11          2.00       200,000   $       .05


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

NOTE 13 - Unaudited Information

The financial statements for the nine months ended September 30, 2005, was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are in the opinion of management, necessary to properly reflect the results of the nine months ended September 30, 2005, and are of a normal, recurring nature. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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




     The Company, by virtue of its continued certification as an HCO, is statutorily deemed to be qualified as an approved Medical Provider Network
(MPN) as created by SB 899, and effective as of January 1, 2005. It is anticipated that a significant number of employer clients will avail themselves of the MPN program rather than the HCO program; others will utilize the provisions of the HCO program, while still others will use both in conjunction with each other.

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

     As of September 30, 2005, the Company had cash on hand of $344,224, compared to $522,992 at September 30, 2004. This $178,768 decrease in cash on hand is due to increased legal fees and the hiring of a new public relations firm. Because of the conversion of debt to equity, management believes that cash on hand and anticipated revenues will be sufficient to cover operating costs over the next twelve months. Therefore, the Company does not anticipate needing to find other sources of capital at this time. If the Company's revenues, however, are less than anticipated the Company will need to find other sources of capital to continue operations. The Company would then seek additional capital in the form of debt and/or equity. While the Company believes that it is capable of raising additional capital, there is no assurance that the Company will be successful in locating other sources of capital on favorable terms or at all.





RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
---------------------------------------------------------------

     Workers' compensation costs in California continue to remain excessive which motivates employers to search for ways to control this cost.
Revenues for the nine months ended September 30, 2005 increased over the same period of 2004, and the Company expects to see new growth in the sign-up of MPN customers. In the nine months ended September 30, 2005, revenues increased to $1,384,611 compared to $1,246,406 during the nine months ended September 30, 2004. While the Company believes that revenues will increase throughout the last quarter of 2005, it also believes that expenses will correspondingly increase at a similar rate, which the Company anticipates will result in future decreases in income from operations. Total expenses incurred in the nine months ended September 30, 2005, totaled $1,500,414 compared to $1,062,754 during the nine month ended September 30, 2004, a 41% increase. The increases in total expenses resulted primarily from increases in salaries & wages, professional fees, employment enrollment and general & administrative expense, which were only partially offset by a decrease in consulting fees.

     Salaries & wages increased $63,045 or 13% during the first nine months of 2005 to $553,300, compared to $490,255 during the first nine months of 2004. The increase in salaries & wages in the nine months 2005 is attributable to the Company having more employees in the nine months ended 2005 compared to the nine months ended 2004.

     In the nine months ended September 30, 2005, the Company incurred professional fees of $250,942 compared to $130,172 during the nine months ended September 30, 2004. The increase in professional fees in 2005 is largely attributable to legal fees incurred by the Company associated with defending itself against proceedings brought by Marvin Teitelbaum and Peter Alexakis, as well as the retention of Genex to provide nurse case manager services, and a public relations firm to direct marketing efforts.

     Employment enrollment increased $55,480 to $164,664 during the nine months ended September 30, 2005, compared to September 30, 2004. As an HCO, the Company is required to pay a fee to the State of California for each person it enrolls. The increase in employment enrollment expenses in the nine months ended September 30, 2005, reflects the increased number of persons enrolled with the Company when compared to the same period ended 2004.

     During the nine month ended 2005, general & administrative expenses rose 143% to $376,294 compared to $155,040 in the nine months ended 2004. This increase in general & administrative expenses is attributable to several factors. During the nine months ended 2005, the Company elected to establish a bad debt reserve of $28,000 for non-payment of past due invoices. The Company incurred no expenses for bad debt during the first nine months of 2004. Also during the nine months ended 2005, the Company spent in excess of $ 40,000 in printing and postage, as well as, travel expense, to promote and advertise the Company's services. During the nine months ended September 30, 2005, the Company also spent approximately $10,000 to acquire office equipment that was not capitalized. While the Company anticipates general and administrative expense will continue increase, it does not expect these expenses to increase at such a significant rate.



     Consulting fees have decreased from $98,038 during the nine months ended September 30, 2004 to $80,358 during the nine months ended September 30, 2005, as the Company required fewer consulting services. The Company anticipates consulting fees will continue to vary depending upon need, but it expects consulting fees to be more consistent with the fees incurred during the nine months ended September 30, 2005.

     As a result of increasing expenses during the nine months ended September 30, 2005, the Company realized a net loss of $144,169 compared to net income of $183,703 during the nine months ended September 30, 2004.
The Company anticipates profits to be lower in 2005 than 2004 due to increases in legal costs of defending the lawsuit and the hire of a new public relations firm.

     COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
     ----------------------------------------------------------------

     Revenues for the three months ended September 30, 2005 increased 41% to $590,184 compared to same period of 2004, as the Company experienced new growth in the sign-up of MPN customers. The Company believes that revenues will continue to increase throughout the last quarter of 2005. The Company also expects that expenses will correspondingly increase at a similar rate, which should result in future increases in income from operations. Total expenses incurred in the third quarter 2005, were $506,768 compared to $331,076 during the third quarter 2004, a 53% increase. The increases in total expenses resulted primarily from increases in salaries & wages and general & administrative expense.

     Salaries & wages increased $33,279, or 20% during the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in salaries & wages in the third quarter is attributable to the Company having more employees in the third quarter compare to the third quarter 2004.

     During three months ended September 30, 2005, professional fees decreased $12,878 compared to three months ended September 30, 2004. The decrease in professional fees in 2005 is attributable to a decrease in outside marketing.

     During the third quarter 2005, general & administrative expenses rose 293% to $179,254 compared to $45,572 during the third quarter 2004. As discussed above, this increase in general & administrative expenses is attributable to several factors including the establishment of bad debt reserve, significant increase in printing, postage and outside employment enrollment vendor. The Company anticipates general and administrative expense will continue to increase in future periods, but at slightly lower rates than experienced during the third quarter 2005.

     Net income during the three months ended September 30, 2005 decreased $2,717 to $83,970 compared to $86,687 during the three months ended September 30, 2004. This decrease in net income is primarily the result of the Company establishing a bad debt reserve of $28,000 during the quarter ended September 30, 2005. There was no corresponding bad debt reserve in the third quarter 2004. The Company anticipates net income to increase in the fourth quarter of 2005 compared to the fourth quarter of 2004.




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

     The Defendants have answered the complaint and the parties are currently engaged in discovery. The trial date, which was initially scheduled for June 6, 2005, has been moved to February 2006. The
Defendants intend to contest this case vigorously.

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



                         PACIFIC HEALTH CARE ORGANIZATION, INC.


                         /S/ Tom Kubota
November 9, 2005         ------------------------------------------------
                         Tom Kubota, Chief Executive Officer


                         /S/ Donald C. Hellwig
November 9, 2005         ------------------------------------------------
                         Donald C. Hellwig, Chief Financial Officer


                         /S/ Donald P. Balzano
November 9, 2005         ------------------------------------------------
                         Donald P. Balzano
                         Chief Executive Officer, Medex Healthcare, Inc.





