Form 10KSB
period 2005-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2006-04-03
CIK 1138476

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended:   December 31, 2005
                                         ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________to ____________

                       Commission File Number 0-50009
                                            ----------

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                  ----------------------------------------
               (Name of small business issuer in its chapter)


         Utah                                              87-0285238
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

5150 Pacific Coast Highway, Suite 510, Long Beach, CA               90804
-----------------------------------------------------             ---------
  (Address of principal executive offices)                       (Zip Code)

      Issuer's telephone number, including area code:  (949) 721-8272
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $2,076,391.

The aggregate market value of the issuer's voting stock held as of March 22, 2006, by non-affiliates of the issuer was approximately $1,766,461.

As of March 22, 2006 issuer had 15,427,759 shares of its $.001 par value common stock outstanding.

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

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . . 10

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . 11

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . . 14

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 23

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . 42

ITEM 8A. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . 42

ITEM 8B. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 42

                                  PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . 42

ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 45

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . 46

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 48

                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 49

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . . . 49

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 50

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

                      ITEM 1.  DESCRIPTION OF BUSINESS


HISTORY OF THE COMPANY

     Pacific Health Care Organization, Inc. (the "Company") was incorporated under the laws of the State of Utah on April 17, 1970 under the name Clear Air, Inc. The Company changed its name to Pacific Health Care Organization, Inc., on January 31, 2001. On February 26, 2001, the Company acquired Medex Healthcare, Inc. ("Medex"), a California corporation organized March 4, 1994, in a share for share exchange. Medex is now a wholly owned subsidiary of the Company. Medex is in the business of managing and administering Health Care Organizations in the state of California.

INDUSTRY BACKGROUND

     In July 1993, the California legislature passed Assembly Bill 110 ("AB 110" or the "bill") which also deregulated the premiums paid by employers for Workers' Compensation insurance. These two events have given rise to the business of the Company.


     AB 110 was a collaboration of efforts from both employers and workers' compensation insurance carriers, in an effort to curtail employers from leaving California due to escalating Workers' Compensation costs. The bill was designed to address the problem of rising medical costs and poor quality of care provided to injured workers. Two of the major problems with the system, as identified by the legislature, were fraud, (including malingering), and the lack of managed care programs that allowed control of the quality of medical care of an injured worker beyond thirty days. AB 110 created a new health care delivery body to solve the unique medical and legal issues associated with Workers' Compensation. The health care delivery entities established under AB 110 are known as Health Care Organizations ("HCOs"). The HCOs are networks of health care professionals specializing in the treatment of workplace injuries and in back-to-work rehabilitation and training. An HCO does not waive the statutory obligation of companies to either possess workers' compensation insurance or qualify as permissibly self- insured entities.

     HCOs were created to appeal to employees, while providing substantial savings to employers. This is accomplished by providing high quality medical care with professional oversight and increasing the length of time employers are involved in the medical care provided to injured workers. The increased length in control is designed to decrease the incidence of fraudulent claims and disability awards and is also based upon the notion that if there is more control over medical treatment there will be more control over costs, and subsequently, more control over getting injured workers back on the job. The intent of the increase in control was to reduce the costs of claims and thereby reduce workers' compensation premiums.

     In addition, the law requires that employers who use HCOs give employees a choice of HCOs or managed care physicians within the HCO for treatment which is designed to increase quality and give employees a fair say in their treatment.

     Prior to the passing of the bill, premiums paid by employers were fixed by law at a rate that was only dependent upon the occupation of the workers covered under the policy. An additional measure enacted by the California legislature deregulated the premiums paid by employers. This encouraged competition for market share of the Workers' Compensation insurance business. The increased competition initially drove premiums down to levels that were not sustainable. In response, insurers initially raised insurance premiums in 2002-2003 to unprecedented levels, although now the premiums have been reduced somewhat due to reforms which were passed in 2003. High premiums and overall costs of workers' compensation continue to drive employers to search for alternative Workers' Compensation programs such as the HCOs created by AB 110.

CERTIFICATION PROCESS

     All applications for HCO license certification are processed by the California Department of Industrial Relations ("DIR"). The application process is time consuming and requires descriptions of applicant's organization and planned methods of operation.


     The applicant for the HCO license must develop a contracted network of providers for all of the necessary medical services that injured workers may need. This network must be developed to the satisfaction of the DIR. Given the wide range of medical providers needed over a large geographical area, this is a significant undertaking. The network of providers must be under direct contract with the HCO applicant and be willing to provide the various services in their specialty. All contracts must be approved by the DIR so as to assure the best of care will be provided to the injured worker.

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

BUSINESS OF THE COMPANY

     The principle business of the Company is that of its wholly owned subsidiary Medex. Medex is in the business of managing and administering Health Care Organizations. As mentioned previously, these HCOs are networks of medical providers established to serve the Workers' Compensation industry. The California legislature originally mandated that if an employer contracts services from an HCO, the injured workers must be given a choice between at least two HCOs. The Company recognized early on that two HCO certifications were necessary to be competitive. Instead of aligning with a competitor, the Company elected to go through the lengthy application process with the DIR twice and has subsequently received certification to operate two separate HCOs. While there is no longer a statutory requirement to offer two HCOs to employers Medex continues to retain its two certifications, so that employer clients have the option of offering one or two HCOs to their employees. The Company believes its ability to offer two HCOs gives potential clients greater choice, which is favored by a number of employers, especially those with certified bargaining units.

     Through the two licenses to operate HCOs, the Company offers the injured worker a choice of enrolling in an HCO with a network managed by primary care providers requiring a referral to specialists or a second HCO where injured workers do not need any prior authorization to be seen and treated by specialists.



     The two HCO certifications obtained by the Company cover the entire
state of California.   This geographical area has a multi-billion dollar
annual medical and indemnity Workers' Compensation cost. The two HCO networks have contracted with over 3,200 individual providers and clinics, as well as, hospitals, pharmacies, rehabilitation centers and other ancillary services making the Company's HCOs capable of providing comprehensive medical services throughout this region. The Company is continually developing these networks based upon the nominations of new clients and the approvals of their claims' administrators.

     The Company, by virtue of its continued certification as an HCO, is statutorily deemed to be qualified as an approved Medical Provider Network
(MPN) as created by SB 899, and effective as of January 1, 2005. It is anticipated that a significant number of employer clients will avail themselves of the MPN program rather than the HCO program; others will utilize the provisions of the HCO program, while still others will use both in conjunction with each other. Medex is currently the only entity that offers both programs together in its hybrid program.

     The Company is currently in continued discussions with insurance brokers, carriers, third party administrators, managed care organizations and with representatives of self-insured employers, both as partners and potential clients. Based on potential cost savings to employers and the approximately fourteen million workers eligible for the services of the Company, the Company expects that employers will continue to sign contracts
with the Company to retain the services it provides.   The amounts the
Company charges employers per enrollee may vary based upon factors such as employer history and exposure to risk; for instance, a construction company would likely pay more than a payroll service company. In addition, employers who have thousands of enrollees are more likely to get a discount

     The Company does not anticipate large capital expenditures. Rather, it contracts with many medical providers, and therefore, equipment such as x-ray machines are not paid for by the Company. The Company has fixed costs such as liability insurance and other usual costs of running an office.

PHYSICIANS

     The Company strives to select physicians known for excellence and experience in providing Workers' Compensation care and writing ratable and defensible medical reports. Two of the Medex founders have been active in the Southern California medical community for many years, and as a result, the Company has been able to recruit physicians with superlative credentials and reputations.

     The Company recruits physicians and allied health workers who reflect the ethnic and cultural diversity of California, thus enabling injured workers to readily find a physician who speaks their native tongue. The Company believes this is a benefit for injured workers and will assist in ensuring a prompt return to the workplace. The Company has recently attempted to launch a specialty program, "Latinos Saludables," which will provide special care to the expanding Latino community in California.


HCO COMMITTEES

     In compliance with AB 110, the Company has seven committees to provide the best possible care to injured workers. The following briefly describes each committee:

Quality Assurance
-----------------

     As the name implies this committee is charged with the responsibility of monitoring the quality of care that the HCO providers are delivering to the employees. The ultimate oversight and responsibility for this committee is maintained by the Medical Director.

Utilization Review
------------------

     This committee is responsible for monitoring Provider/Enrollee utilization of health care services under the plan. The activities are reflected in reports documenting examinations of procedures, provider use patterns and other matters. This committee is comprised of seven provider physicians.

Case Management
---------------

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

Work Safety
-----------

     The Company believes that the best method to reduce work-related costs is to prevent work-related injuries from occurring. This committee is a workplace safety conditions and health committee that makes suggestions for ways to improve workplace conditions and to promote healthy habits. This committee seeks to promote safety and health by providing training workers and employers in methods of avoiding work place injuries. For instance, training may include safe methods to lift heavy objects, proper use of safety equipment and safe operation of machinery. In addition, if agreeable to employer and employee, the Company can provide drug and alcohol testing to attempt to mitigate injuries that may be caused by these problems. Furthermore, the Company may provide anonymous referral service for drug and alcohol treatment services.

Grievance
---------

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

Provider Licensing & Performance Review
---------------------------------------

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

Physicians' Continuing Education
--------------------------------

     Physicians are trained in the latest theories and techniques in treating workplace injuries. Protocols and treatment plan suggestions are distributed to providers on the basis of results of outcome studies as established by ACOEM, (American College of Occupational and Environmental Medicine), the State of California's Division of Workers' Compensation, and the Medical Disability Advisor.

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

COMPETITION

     Although the Company is one of the first commercial enterprises capable of offering HCO services, there are new companies that are currently setting up similar services as those being offered by the Company. Many of these competitors may have greater financial, research and marketing experience and resources than the Company, and will represent substantial long-term competition. In California there are currently fourteen certified health care organization licenses (two of which belong to the Company) issued to eleven companies. This translates into ten direct HCO competitors.

     The Company has gained a competitive advantage by marketing itself as a legal medical organization not just a medical company. Medex's CEO and Medical Director are both attorneys and members of the California Bar. In addition, the Company is the only HCO that directly contracts with a network of providers based on quality determinations rather than the provision of discounted medical services. The Company believes this is advantageous because it can market a direct relationship with providers who have demonstrated expertise in treating work related injuries and writing credible medical reports, rather than relying on third party relationships or those based upon discounts alone.

     SB 899, signed on April 19, 2004, created Medical Provider Networks
(MPNs), to be effective on and after January 1, 2005. The statute deems the Medex network, as a certified HCO, is already approved as an MPN. Medex offers both HCO and MPN programs to potential clients, as well as an HCO/MPN hybrid model that gives Medex a competitive advantage, because of the manner in which the network was created.

EMPLOYEES

     Through its subsidiary, Medex, the Company currently has eight full time employees and twelve part-time employees. In addition, the officers and directors work on a part time, as needed, basis with no commitment for full time employment. Over the next twelve months, the Company anticipates hiring additional employees as needed and as revenues and operations warrant.

REPORTS TO SECURITY HOLDERS

     The Company is subject to the reporting requirements of the Securities Exchange Act of 1934. As such, the Company is required to file annual and quarterly reports with the Securities and Exchange Commission ("SEC") in accordance with reporting requirements. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8090. The Company will be an electronic filer and the SEC maintains an Internet site that will contain reports and other information regarding the Company that may be viewed at http://www.sec.gov.

                      ITEM 2.  DESCRIPTION OF PROPERTY


     The Company's principal offices are located in Long Beach, California, where Medex leases approximately 3,504 square feet of office space in Long Beach, California. The Company does not anticipate needing any additional office space in the next twelve months. If the need arises, the Company believes it will be able to secure additional office space on acceptable terms. The Company does not own or lease any other property.


                         ITEM 3.  LEGAL PROCEEDINGS


     A complaint was filed in Orange County Superior Court by plaintiffs Marvin Teitelbaum, a shareholder of the Company, and Peter Alezakis, a shareholder of the Company and former director (collectively "Plaintiffs") on or about April 7, 2004 against the Company's president Tom Kubota, secretary Rudy LaRusso and the Company (collectively "Defendants"). The action seeks cancellation of a stock issuance, an order for Mr. Kubota to pay the Company $150,000 and other damages to be determined based upon allegations that Defendants breached various fiduciary duties. The Company has retained the services of the Law Offices of Joseph Nardulli of Newport Beach, California, and Mr. Kubota and the estate of Mr. LaRusso have retained the services of the Law Offices of L. Scott Karlin, of Tustin California, to represent them in this matter and intend to contest the case vigorously.

     The Defendants have answered the complaint and the parties are engaged in discovery. The parties to the litigation have agreed to submit to binding arbitration, which the Company expects will occur sometime later this year. The Company believes that the claims by plaintiffs are without merit.


       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     On November 18, 2005, the Company held its annual meeting of stockholders to vote on the following matters:

     -    To elect directors to the Company's Board of Directors;
     - To appoint Chisholm, Bierwolf and Nilson as the independent registered public accounting firm of the Company for the 2005 fiscal year; and
     - To adopt the Pacific Health Care Organization, Inc., 2005 Stock Option Plan.

     The number of shares outstanding and entitled to vote upon these matters was 15,427,759. The number of shares represented at the special meeting of stockholders, present or by proxy was 12,928,280.

     At the meeting three individuals, Mr. Thomas Iwanski and Mr. Donald Hellwig and Mr. Tom Kubota were nominated to fill the Company's three directorships for a period of one year and until their successors are elected. Following are the results of voting in the election of directors:


                                                Votes For    Votes Withheld
                                            -------------    --------------
     Thomas Iwanski                            12,928,226                65
     Donald Hellwig                            12,928,280                11
     Tom Kubota                                12,928,280                11


     10,813,357 shares voted to appoint Chisholm, Bierwolf & Nilson as the Company's independent registered public accounting firm for the 2005 fiscal year, no shares voted against this matter and 68 shares abstained from voting on the matter.

     9,026,441 shares voted to approve the Pacific Health Care
Organization, Inc., 2005 Stock Option Plan. 246 shares voted against approval of the Plan, and 27 shares abstained from voting on this matter.

___________________________________________________________________________

                                  PART II

___________________________________________________________________________

                   ITEM 5.  MARKET FOR COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS


     The Company's shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol PHCO. As of March 17, 2006, the Company had approximately 1077 shareholders holding 15,427,759 common shares.

     The published bid and ask quotations from January 1, 2004, through December 31, 2005, are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                      BID PRICES               ASK PRICES
                                 HIGH          LOW        HIGH          LOW
     2005
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


     The above quotations, as provided by the Pink Sheets, LLC., represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations may not represent any actual transactions.

UNREGISTERED SALES OF EQUITY SECURITIES

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     During the quarter ended December 31, 2005 the Company did not sell any equity securities.

REPURCHASES OF EQUITY SECURITIES

     During the quarter ended December 31, 2005, the Company did not repurchase any of its equity securities.

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


SECURITIES FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

_____________________________________________________________________________________

Plan category                                                   Number of securities
                                                             remaining available for
                  Number of securities                         future issuance under
                          to be issued     Weighted-average      equity compensation
                      upon exercise of    exercise price of         plans (excluding
                  outstanding options, outstanding options,     securities reflected
                   warrants and rights  warrants and rights          in columns (a))
_____________________________________________________________________________________
                                   (a)                  (b)                      (c)

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
_____________________________________________________________________________________

     On October 11, 2004, the Company granted stock options to Doug Hikawa, an officer of the Company's subsidiary, Medex Healthcare to purchase up to 350,000 restricted common shares of the Company. The options are exercisable as follows: 100,000 shares the first year with an exercise price of $.05 per share; 100,000 shares the second year with an exercise price of $.10 per share; and 150,000 shares the third year with an exercise price of $.20 per share. The options expire three years from the date of grant. To date, none of these options have been exercised.

     In August 2002, the Company granted options to purchase approximately 85,000 restricted common shares of the Company to four employees pursuant to the PHCO 2002 Stock Option Plan, the adoption of which was recently ratified by the shareholders of the Company. 50% of the options granted vested upon grant, 25% vested on the first annual anniversary of the grant date and the remaining 25% vested on the second annual anniversary of the grant date. The exercise price of the options is $0.05. The options expire five years from the grant date. To date, options to purchase 18,750 restricted common shares have been exercised.

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


                    ITEM 6.  MANAGEMENTS' DISCUSSION AND
         ANALYSIS OF FINANCIAL STATEMENTS AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     The Company does not currently possess a financial institution source of financing and the Company cannot be certain that its existing sources of cash will be adequate to meet its liquidity requirements.

     The Company's future capital requirements will depend on its ability to continue to develop its business and revenue, including (i) the ability of the Company to maintain and expand its customer base, and (ii) the overall financial market conditions when the Company might seek potential investors. The Company is also seeking potential business acquisitions based on, among other criteria, the economics of any deal and subsequent projected future cash flow. The Company may also seek additional funding through the sale of its common stock.

     As of December 31, 2004, the Company had cash on hand of $345,091 compared to $506,675. The $161,584 decrease in cash on hand is the result of increased Company expenses as our operations increase. Management believes that cash on hand and anticipated revenues from operations will be sufficient to cover operating costs over the next twelve months. The Company does not anticipate needing to find other sources of capital at this time. If the Company's revenues, however, are less than anticipated the Company will need to find other sources of capital to continue operations. The Company would then seek additional capital in the form of debt and/or equity. While the Company believes that it is capable of raising additional capital, there is no assurance that the Company will be successful in locating other sources of capital on favorable terms or at all.

RESULTS OF OPERATIONS

     COMPARISON OF THE YEARS  ENDED DECEMBER 31, 2005 AND 2004
     ---------------------------------------------------------

     Workers' compensation costs in California have continued to remain excessive which has continued to motivate employers to search for ways to control this cost. Due to the high workers' compensation costs and the Company's marketing efforts, revenues increased $404,397 to $2,076,391 for the year ended December 31, 2005 compared to $1,671,994 for the year ended December 31, 2004. During the year ended December 31, 2005, the Company generated revenue from approximately 395 employers representing approximately 124,000 enrollees compared to 57 employers and approximately
64,000 enrollees during the year ended December 31, 2004.    While the
Company believes that revenues will continue to increase, it also believes that expenses will continue to increase. Total expenses incurred in the year ended December 31, 2005 were $2,063,228, compared to $1,571,190 for the corresponding period ended December 31, 2004, which included increases in bad debt expense, legal fees, public relations fees and salaries and wages.


     During the year ended December 31, 2005, consulting fees decreased to $104,110 from $109,796 during the year ended December 31, 2004. The reduction was primarily the result of lower information technology expenses and marketing costs. The Company anticipates consulting fees to remain constant in the upcoming fiscal year.

     Salaries & wages increased $86,684 during the year ended December 31, 2005, to $750,516, compared to $663,832 during the year ended December 31, 2004. The increase in salaries & wages in the year ended 2005 is attributable to the increased number of Medex employees. The Company expects salaries & wages to remain constant in 2006.

     In the year ended December 31, 2005, the Company incurred professional fees of $342,028 compared to $228,184 during the year ended December 31, 2004. The increase in professional fees in 2005 is largely attributable to increased legal, public relations and accounting fees incurred during the 2005 fiscal year. Legal fees increased, in connection with compliance with the reporting obligations of the Company under the Exchange Act of 1934, and the cost to the Company of defending itself against the legal proceeding brought by Marvin Teitelbaum and Peter Alexakis. While the Company believes that agreeing to submit to binding arbitration will result in lesser legal fees than if this matter were to go to trial, the Company anticipates that the costs of arbitrating this case will result in greater legal fees in fiscal 2006.

     During the year ended December 31, 2005, the Company incurred insurance expenses of $84,831, a $1,023 decrease over the prior year. The decrease in 2005, is related to a reduction in professional liability insurance premiums. The Company anticipates increases in insurance expense in 2006.

     Employment enrollment expenses increased $35,676 to $206,204 during the year ended December 31, 2005, compared to the year ended December 31, 2004. As an HCO, the Company is required to pay a fee to the State of California Division of Workers' Compensation for each person it enrolls. The increase in employment enrollment expenses in the year ended December 31, 2005, reflects the increased number of persons enrolled with the Company when compared to the same period ended 2004, including increased fees to the State of California and expenses to its enrollment and tracking technology partner, Harbor Healthcare. The Company anticipates employee enrollment expenses to increase in 2006 at a rate consistent with enrollment increases.



     For the year ended December 31, 2005, general and administrative expenses increased $289,513 to $526,688, compared to $237,174 for the year ended December 31, 2004. This 122% increase in general & administrative expense was largely attributable to mandatory data maintenance fees paid on increasing numbers of employees enrolled, increased advertising costs, increased printing costs due to enrollment notification requirements for new enrolled employees and due to increased shareholder meeting costs. The Company anticipates general and administrative to increase in proportion to increases in enrolled employees in 2006.

     Bad debt expense was $38,000 for the year ended December 31, 2005. A reserve was established during the year for several past due accounts. The Company incurred no bad debt expense in fiscal 2004.

     As a result of increasing revenue, which was offset by increases in salaries and wages, professional fees, employment enrollment, general and administrative expense and bad debts, the Company realized a net loss of $8,131 for the year ended December 31, 2005, compared to net income of $154,404 during the year ended December 31, 2004.

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 2004 AND 2003.
     --------------------------------------------------------

     The Company generated $1,671,994 in revenue for the year ended December 31, 2004, compared to revenue of $1,097,930 for the same period of 2003. This increase is largely due to the growth in the number of employers and enrollees using the Company's services in 2004 as compared to 2003. During the year ended December 31, 2004, the Company generated revenue from approximately 57 employers representing approximately 64,000 enrollees compared to 51 employers and approximately 73,700 enrollees during the year ended December 31, 2003. As revenues increased, however, the expenses incurred in providing HCO services also increased from $1,040,071 during the year ended December 31, 2003, to $1,517,190 for the year ended December 31, 2004. The increases in expenses were attributable to increases in consulting fees, salaries and wages, professional fees, insurance, employment enrollment and general and administrative expenses.

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

Cash Flow

         During the fiscal year ended December 31, 2005 cash was primarily
used to fund operations.   We had a net decrease in cash of $161,584 during
the 2005 fiscal year. See below for additional discussion and analysis of cash flow.


                                                 Fiscal 2005   Fiscal 2004
                                                --------------------------
    Net cash provided by (used in)
      operating activities                        ($161,584)      $113,415
    Net cash used in investing activities                  -       (5,092)
    Net cash provided by (used in)
      financing activities                                 -             -
                                                --------------------------
    Net Change in Cash                            ($161,584)      $108,323
                                                ==========================

     In fiscal 2005, net cash used in operating activities was $161,584, compared to net cash provided by operating activities of $113,415 in fiscal 2004. This change in cash flow from operating activities is the result of lower operating income due to increased salaries, legal fees, bad debt reserve, data and enrollment maintenance fees, advertising and printing.

     In fiscal 2005 the Company did not engage in investing activities. In fiscal 2004, the Company invested $5,092 to purchase computer equipment.

     The Company did not engage in financing activities in fiscal 2005 or fiscal 2004.



SUMMARY OF MATERIAL CONTRACTUAL COMMITMENTS


(Stated in thousands)                                    Payment Period
                                      -----------------------------------------------
Contractual Commitments               Less than                                 After
                              Total      1 year    2-3 years   4-5 years      5 years
                         ----------  ----------   ----------  ----------   ----------
Operating Leases            459,397      83,044      174,977     185,632       15,744
                         ----------  ----------   ----------  ----------   ----------
     Total                  459,397      83,044      174,977     185,632       15,744
                         ==========  ==========   ==========  ==========   ==========

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

     As of December 31, 2005 the Company had no off-balance sheet financing arrangements.

NEW ACCOUNTING STANDARDS

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


     In December 2004, the FASB issued SFAS No. 123, SUMMARY OF STATEMENT NO. 123 (REVISED 2004). This Statement is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This Statement supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. The adoption of SFAS No.(R) 123, will have an immaterial impact on the Company's consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period. The company's estimates and assumptions affect its recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The company evaluates the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to its attention that may vary its outlook for the future. Actual results may differ from these estimates under different assumptions.


     Management suggests that the company's Summary of Significant Accounting Policies, as described in Note 1 of Notes to Consolidated Financial Statements, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company believes the critical accounting policies that most impact the Company's consolidated financial statements are described below.

     Basis Of Accounting - The Company uses the accrual method of accounting.

     Revenue Recognition - The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

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

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the company and it's wholly - owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

FORWARD LOOKING STATEMENTS

     In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this report, which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the Company's actual results of operations. The Company faces many risks and uncertainties, many of which are beyond the control of the Company, including: fluctuations in oil and gas prices; level of fleet additions by competitors; changes in capital spending by customers in the energy industry for exploration, development and production; unsettled political conditions, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws. Other risk factors are discussed elsewhere in this Form 10-KSB.


     Forward-looking statements, which can generally be identified by the use of such terminology as "may," "expect," "anticipate," "estimate," "forecast," "believe," "think," "could," "will," "continue," "intend," "seek," "plan," "should," "would" and similar expressions contained in this report, are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which the Company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The Company's actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above and discussed elsewhere in this Form 10-KSB. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.




























                       ITEM 7.  FINANCIAL STATEMENTS




                   Pacific Health Care Organization, Inc.
                        Audited Financial Statements
                             (In U.S. Dollars)

                             December 31, 2005
                                    and
                             December 31, 2004





































/Letterhead/



          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          --------------------------------------------------------


To the Board of Directors and Shareholders
Pacific Health Care Organization, Inc.

   We have audited the accompanying balance sheets of Pacific Health Care Organization Inc., as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Pacific Health Care Organization, Inc., as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/S/ Chisholm, Bierwolf & Nilson, LLC


Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 24, 2006




                   Pacific Health Care Organization, Inc.
                               Balance Sheets

                                                December 31, December 31,
                                                    2005        2004
                                                ------------ ------------
                                   ASSETS

Current Assets
--------------
  Cash                                          $     345,091 $    506,675
  Accounts receivable, net of allowance
   of $38,000                                         351,311      179,391
  Prepaid expenses                                     42,871       40,715
                                                 ------------ ------------

     Total current assets                             739,273      726,781

Property & Equipment (Note 5)
--------------------
  Computer equipment                                  60,922       60,922
  Furniture & fixtures                                24,766       24,766
                                                ------------ ------------
     Total property & equipment                       85,688       85,688

     Less: accumulated depreciation                 (65,777)     (54,436)
                                                ------------ ------------
     Net property & equipment                         19,911       31,252
                                                ------------ ------------
     Total assets                               $    759,184 $    758,033
                                                ============ ============


































 The accompanying notes are an integral part of these financial statements
                                     25

                   Pacific Health Care Organization, Inc.
                               Balance Sheets

                                                December 31, December 31,
                                                    2005        2004
                                                ------------ ------------

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts payable                              $     41,083 $     21,813
  Accrued expenses                                   236,176      178,887
  Unearned revenue                                    35,352      119,608
                                                ------------ ------------
     Total current liabilities                       312,611      320,308

Commitments                                                -            -
-----------                                     ------------ ------------

Stockholders' Equity (Note 8)
-----------------------------
  Preferred stock; 5,000,000 shares
   Authorized at $0.001 par value;
   zero shares issued and outstanding                      -            -
  Common stock; 50,000,000 shares
   authorized at $0.001 par value;
   15,427,759 and 15,427,759 shares issued and
   outstanding, respectively                          15,428       15,428
  Additional paid in capital                         603,148      568,169
  Accumulated (deficit)                            (172,003)    (163,872)
                                                ------------ ------------
     Total stockholders' equity                      446,573      437,725
                                                ------------ ------------
     Total liabilities & stockholders' equity   $    759,184 $    758,033
                                                ============ ============


































 The accompanying notes are an integral part of these financial statements
                                     26

                   Pacific Health Care Organization, Inc.
                          Statements of Operations

                                                December 31, December 31,
                                                    2005        2004
                                                ------------ ------------
Revenues                                        $  2,076,391  $  1,671,994
--------                                        ------------  ------------

Expenses
--------
  Depreciation                                        11,341       22,312
  Consulting fees                                    104,110      109,796
  Salaries & wages                                   750,516      663,832
  Professional fees                                  342,028      228,184
  Insurance                                           84,341       85,364
  Employment enrollment                              206,204      170,528
   Bad debt expense                                   38,000            -
  General & administrative                           526,688      237,174
                                                ------------ ------------

     Total expenses                                2,063,228    1,571,190
                                                ------------ ------------
     Income (loss) from operations                    13,163      154,804

Other income (expenses)
-----------------------
  Interest income                                      2,456          271
                                                ------------ ------------
     Total other income (expenses)                     2,456          271
                                                ------------ ------------
     Income (loss) before taxes                       15,619      155,075

     Tax expense                                      23,750          671
                                                ------------ ------------
     Net income (loss)                          $    (8,131) $    154,404
                                                ============ ============

Basic earnings per share:
-------------------------
  Earnings per share amount                     $       0.00  $       0.01
  Weighted average common shares outstanding      15,427,759    15,427,759

Fully diluted earnings per share:
---------------------------------
  Earnings per share amount                     $       0.00  $       0.01
  Weighted average common shares outstanding      15,427,759    16,662,223













 The accompanying notes are an integral part of these financial statements
                                     27


                   Pacific Health Care Organization, Inc.
        Statements of Stockholders' Equity and Comprehensive Income
                 From January 1, 2004 to December 31, 2005

                    Preferred Stock           Common Stock    Paid in    Accumulated
                     Shares  Amount       Shares     Amount   Capital       Deficit
                  --------- --------  ----------- ---------- ----------  ------------
Balance,
January 1, 2004           - $      -   15,427,759 $   15,428 $  572,658  $  (318,276)

Issuance of
Stock Options             -        -            -          -     13,511             -

Net Income for the
Year Ended
December 31, 2004         -        -            -          -          -       154,404
                  --------- --------  ----------- ---------- ----------  ------------
Balance,
December 31, 2004         - $      -   15,427,759 $   15,428 $  586,169  $  (163,872)

Valuation of
Stock Options             -        -            -          -     16,979             -

Net Income for the
Year Ended
December 31, 2005         -        -            -          -          -       (8,131)
                  --------- --------  ----------- ---------- ----------  ------------
Balance,
December 31, 2005         - $      -   15,427,759 $   15,428 $  603,148  $  (172,003)
                  ========= ========  =========== ========== ==========  ============









































 The accompanying notes are an integral part of these financial statements.
                                     28

                   Pacific Health Care Organization, Inc.
                          Statements of Cash Flows
                      For the Years Ended December 31

                                                     2005         2004
                                                ------------  ------------

Cash Flows from Operating Activities
------------------------------------
  Net income (loss)                             $    (8,131)  $    154,404
  Adjustments to reconcile net income to net cash:
   Depreciation                                       11,341        22,312
   Stock options issued for services                  16,979        13,511
Changes in operating assets & liabilities:
   (Increase) decrease in prepaid expenses           (2,156)      (16,549)
   (Increase) decrease in accounts receivable      (171,920)      (58,657)
   Increase (decrease) in accounts payable            19,270         4,820
   Increase (decrease) in accrued expenses            57,289        38,967
   Increase (decrease) in unearned revenue          (84,256)      (45,393)
                                                ------------  ------------
    Net cash provided by operating activities        161,584       113,415

Cash Flows from Investing Activities
------------------------------------
  Purchase of computer equipment                           -       (5,092)
                                                ------------  ------------
    Net cash used by investing activities                  -       (5,092)

Cash Flows from Financing Activities
------------------------------------
    Net cash provided by financing activities              -           938
                                                ------------  ------------
    Increase (decrease) in cash                    (161,584)       108,323

    Cash at beginning of period                      506,675       398,352
                                                ------------  ------------
    Cash at End of Period                       $    345,091  $    506,675
                                                ============  ============

Supplemental Cash Flow Information
----------------------------------
  Interest                                      $          -  $          -
  Taxes                                               23,750           671

























 The accompanying notes are an integral part of these financial statements
                                     29


                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2005


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

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2005


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

D.   Concentrations
     --------------

     Financial instruments that potentially subject Pacific Health Care Organization, Inc. (the Company) to concentrations of credit risks consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions. At times, such cash and investments may be in excess of the FDIC insurance limit.

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.   Net Earnings (Loss) Per Share of Common Stock
     ---------------------------------------------

     The computation of earning (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Potentially issuable common shares totaling 817,964 related to warrants and 416,500 related to options were excluded from the calculation of fully diluted loss per share during 2005 because their inclusion would have been anti-dilutive, however, they were included as part of the calculation during 2004.

                                                     For the Years Ended
                                                          December 31,
                                                     2005           2004
                                                 ------------  ------------
     Basic Earnings per share:
       Income (loss) (numerator)                 $    (8,131)  $    154,404
       Shares (demoninator)                        15,427,759    15,427,759
                                                 ------------  ------------
       Per share amount                          $        .00  $        .01
                                                 ============  ============
     Fully Diluted Earnings per share:
       Income (loss) (numerator)                 $    (8,131)  $    154,404
       Shares (demoninator)                        15,427,759    16,662,233
                                                 ------------  ------------
       Per share amount                          $        .00  $        .00
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

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2005

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

L.   Capital Structure
     -----------------

     The Company has two classes of stock. Preferred stock, 5,000,000 shares authorized, zero issued. Voting rights and liquidation preferences have not been determined. The Company also has voting common stock of 50,000,000 shares authorized, with 15,427,759 shares issued and outstanding. No dividends were paid in the 2005 and 2004 years.

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2005


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

N.   Trade Receivables
     -----------------

     The Company in the normal course of business extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.
     Since inception of the Company, no receivables have been charged off against the bad debt reserve. At the 2005 year end, the Company's bad debt reserve of $38,000 includes one specific account for $18,000 and a general reserve of $20,000 for balances over 90 days past due.

     The percentages of the major customers to total accounts receivable for the year ended 2005 are as follows:

            Customer A          20%
            Customer B          15%
            Customer C          12%

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

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2005


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

In December 2004, the FASB issued SFAS No. 123 (R), SHARE-BASED PAYMENT, SUMMARY OF STATEMENT NO. 123 (REVISED 2004). This Statement is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This Statement supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. The adoption of SFAS No. 123 (R) will have an immaterial impact on the Company's consolidated financial statements.

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2005

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS (CONTINUED)

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

NOTE 4 - FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the office equipment, and furniture and fixtures, respectively. Scheduled below are the assets, costs and accumulated depreciation at December 31, 2005 and 2004.

                                               Depreciation            Accumulated
                            Cost                 Expense              Depreciation
                    -------------------   --------------------   -------------------
                    December   December   December    December   December   December
Assets              31, 2005   31, 2004   31, 2005    31, 2004   31, 2005   31, 2004
-------------------------------------------------------------------------------------
Computer Equipment   $60,922    $60,922     $7,801     $18,776    $54,536    $46,735
Furniture & Fixtures  24,766     24,766      3,540       3,536     11,241      7,701
                     ---------------------------------------------------------------
  Totals             $85,688    $85,688    $11,341     $22,312    $65,777    $54,436
                     ===============================================================

NOTE 5   INCOME TAXES

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

   The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2005


NOTE 5   INCOME TAXES (CONTINUED)

                           Year of Loss         Amount     Expiration Date
                           -----------------------------------------------
                                   2000     $   44,590                2020
                                   2001        296,397                2021
                                   2002         35,262                2022
                                   2003              -                   -
                                   2004              -                   -
                                   2005          8,131                2025
                           -----------------------------------------------

                                                     2005           2004
                                                 ------------  ------------
     Current Tax Asset Value of Net Operating
       Loss Carryforwards at Current Prevailing
       Federal Tax Rate                          $    58,481   $   108,214
       Evaluation Allowance                          (58,481)     (108,214)
                                                 ------------  ------------
          Net Tax Asset                          $          -  $          -
                                                 ============  ============
          Current Income Tax Expense             $          -  $          -
          Deferred Income Tax Benefit                       -             -

The Company has remaining cumulative net operating loss carryforwards of $172,003 to be offset against future earnings.

NOTE 6   OPERATING LEASES

 The Company's lease on its 3,504 square feet of office space at 5150 East Pacific Coast Highway, Long Beach, California 90804 expired on February 28, 2006. Prior to expiration of the lease, the Company was leasing the space for $6,482 per month. Subsequent to the year end, the Company negotiated a five year extension of its lease agreement. The monthly lease payments increased to $7,008 per month for the first year with 3% annual increased in the following years, resulting in monthly lease payment of $7,887 at the expiration of the lease. The space the Company is leasing is sufficiently large enough to accommodate all of its administrative needs.


Total Lease Commitments:                                Year        Amount
                                                ------------  ------------
                                                        2006  $     83,044
                                                        2007        86,199
                                                        2008        88,781
                                                  Thereafter       201,406
                                                ------------  ------------
                                                       Total  $    459,430
                                                              ============

Rent expense for the year ended December 31, 2005 and December 31, 2004 was $81,240 and $76,973, respectively.


                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2005

NOTE 7  MAJOR CUSTOMERS

     The Company had two customers who, accounted for 10 percent, or more, of the Company's total revenues during the years ending December 31, 2005, and December 31, 2004. The percentages of total revenues for the years ended 2005 and 2004 are as follows:

                                                     2005           2004
                                                 ------------  ------------
     Customer A                                           21%           14%
     Customer B                                           10%           13%

NOTE 8  ACCRUED AND OTHER LIABILITIES

     Accrued liabilities consist of the following:

                                                     2005           2004
                                                 ------------  ------------
     Employment Enrollment Fees                  $    144,000  $    117,000
     Compensated Absences                              18,719        12,121
     Legal Fees                                        48,000        41,125
     Other                                             25,457         8,641
                                                 ------------  ------------
          Total                                  $    236,176  $    178,887
                                                 ============  ============

NOTE 9  OPTIONS FOR PURCHASE OF COMMON STOCK

   In August 2002, the Company adopted a stock option plan. The Company adopted a plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company's common stock at a purchase price equal to or greater than fair market value as of the
date of the grant.   Options are exercisable six months after the grant
date and expire five years from the grant date. The exercise price of the options is $.05. The fair market value of the options at the date of grant was determined to be $.035 due to earlier issuances for cash of this stock. The plan calls for a total of 1,000,000 shares to be held for grant. A summary of activity follows:


2002 Stock Option Plan
                                                     Weighted
                                                      Average
                                                       Number      Exercise
                                                    of Shares         Price
                                                 ------------  ------------
     Outstanding, January 1, 2004                      66,250  $        .05
       Granted                                              -             -
       Exercised                                            -             -
       Canceled                                             -             -
                                                 ------------  ------------
     Outstanding, December 31, 2004                    66,250  $        .05
                                                 ============  ============
     Exercisable, December 31, 2004                    66,250  $        .05
                                                 ============  ============



                                     38

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2005

NOTE 9   OPTIONS FOR PURCHASE OF COMMON STOCK   (CONTINUED)


     Outstanding, January 1, 2005                      66,250  $        .05
       Granted                                              -             -
       Exercised                                            -             -
       Canceled                                             -             -
                                                 ------------  ------------
     Outstanding, December 31, 2004                    66,250  $        .05
                                                 ============  ============
     Exercisable, December 31, 2004                    66,250  $        .05
                                                 ============  ============

In accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, $1,858 and $0 has been charged to compensation expense for the years ended December 31, 2005 and December 31, 2004, respectively.

The fair value of the option grant was established at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                   2005
                                                               ------------
          Risk-free interest rate                                     4.0%
          Dividend yield                                                0%
          Volatility                                                  119%
          Average expected term (years to exercise date)               1/2

Employee stock options outstanding and exercisable under this plan as of December 31, 2005 are:


                                              Weighted
                                Weighted      Average                       Weighted
 Range of                     Average of     Remaining                    Average of
 Exercise      Outstanding      Exercise    Contractual  Outstanding        Exercise
   Price          Options         Price    Life (years)    Options            Price
-------------  -----------    -----------  ------------ ------------     ------------
$         .05       66,250    $       .05          1.67       66,250     $        .05

NOTE 10- STOCK OPTION AGREEMENT

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


                                     39

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2005

NOTE 10- STOCK OPTION AGREEMENT   (CONTINUED)


2004 Stock Option Plan
                                                    Weighted
                                                     Average
                                                      Number      Exercise
                                                   of Shares         Price
                                                ------------  ------------
    Outstanding, January 1, 2004                           -  $          -
       Granted                                       350,000           .68
       Exercised                                           -              -
       Canceled                                            -              -
                                                ------------  ------------
    Outstanding, December 31, 2004                   350,000  $        .68
                                                ============  ============
    Exercisable, December 31, 2004                   100,000           .05
                                                ============  ============
    Outstanding, January 1, 2004                     350,000  $        .68
       Granted                                             -              -
       Exercised                                           -              -
       Canceled                                            -              -
                                                ------------  ------------
    Outstanding, December 31, 2005                   350,000  $        .68
                                                ============  ============
    Exercisable, December 31, 2005                   200,000  $        .23
                                                ============  ============

In accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, $15,121 and $13,511 has been charged to compensation expense for the years ended December 31, 2005 and 2004, respectively. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                   2005
                                                               ------------
          Risk-free interest rate                                     4.0%
          Dividend yield                                                0%
          Volatility                                                   119
          Average expected term (years to exercise date)               1/2
                                                               ------------

Employee stock options outstanding and exercisable under this agreement as of December 31, 2005 are:


                                              Weighted
                                Weighted      Average                       Weighted
 Range of                     Average of     Remaining                    Average of
 Exercise      Outstanding      Exercise    Contractual  Outstanding        Exercise
   Price          Options         Price    Life (years)    Options            Price
-------------  -----------    -----------  ------------ ------------     ------------
$.05-.20           350,000    $       .68          1.34      200,000     $        .23




                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                             December 31, 2005

NOTE 11 - LITIGATION

A complaint was filed in Orange County, California Superior Court by plaintiffs Marvin Teitelbaum, a shareholder of the Company, and Peter Alezakis, a shareholder and former director of the Company (collectively "Plaintiffs") on or about April 7, 2004 against the Company's president Tom Kubota, secretary Rudy LaRusso and the Company (collectively "Defendants"). The action seeks cancellation of a stock issuance, an order for Mr, Kubota to pay the Company $150,000 and other damages to be determined based upon allegations that Defendants breached various fiduciary duties. The Company has retained the services of the Law Offices of Joseph Nardulli of Newport Beach, CA, and Mr. Kubota and the estate of Mr. LaRusso have retained the services of the Law Offices of L. Scott Karlin, of Newport Beach, CA, to represent them in this matter and intend to contest the case vigorously.

The Defendants have answered the complaint and the parties are engaged in discovery. The parties to the litigation have agreed to submit to binding arbitration, which the Company expects will occur sometime later this year. The Company believes that the claims by Plaintiffs are without merit.

           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE


      None.

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

___________________________________________________________________________


                                  PART III

___________________________________________________________________________

           ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
                    AND CONTROL PERSONS; COMPLIANCE WITH
                     SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the Company's directors, executive officers, promoters and control persons, their ages, and all offices and positions held within the Company as of December 31, 2005. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board of Directors.

                              Present Position         Director
Name                Age       With the Company         Since
----------------    ------    -----------------------  -----------------
Tom Kubota          66        Director and President   September 2000
                              Interim Secretary

Donald Hellwig      64        Director and             January 2005
                              Chief Financial Officer

Thomas Iwanski      48        Director                 November 2004

Donald P. Balzano   60        Chief Executive Officer of
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

     THOMAS IWANSKI. Since July, 2005, Mr. Iwanski has served as Senior Vice-President, Corporate Secretary, and Chief Financial Officer of IP3 Networks, Inc. Previously, Mr. Iwanski has served as a Special Advisor to the CEO of Procom Technology, Inc., where he plays a prominent role in the development and implementation of business and financial strategies.
During the past five years Mr. Iwanski has also served in various positions including, Vice President Finance, Chief Financial Officer, Director and Secretary for a number of companies, including Cognet, Inc., NetVantage, Inc., Kimalink, Inc., Xponent Photonics, Inc., Prolong, Inc., and Memlink, Inc. Mr. Iwanski also has approximately ten years of public accounting experience having worked for KPMG, LLP, as a Senior Audit Manager and a Certified Public Accountant. Mr. Iwanski received a Bachelor of Business Administration from the University of Wisconsin-Madison in 1980.

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


     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears that Mr. Hellwig and Mr. Iwanski inadvertently failed to timely file Form 3s disclosing the initial statement of ownership. Messers. Hellwig and Iwanski have subsequently cured the delinquency by filing Form 5s disclosing their share ownership. Neither of the aforementioned individuals purchased or sold shares during the year ended December 31, 2005.


     CODE OF ETHICS

     While the Company's board of directors is currently developing a code of ethics that will apply to its principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions it has not yet completed drafting its code of ethics. The code of ethics will be designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code. The Company's board of directors anticipates completion and adoption of a code of ethics during the upcoming fiscal year.

                      ITEM 10.  EXECUTIVE COMPENSATION

     The following chart sets forth the compensation paid to each executive officer and director of the Company during the last three fiscal years:


                                                Long Term             Compensation
                             Annual Compensation   Awards             Payouts
                                           Other   Restr-                       All
                                          Annual    icted                      Other
                                   Bonus  Compen    Stock     Options    LTIP Compen
                  Year    Salary       $  sation   Awards       /SARs  Payout sation
                  ----  -------- -------  ------ -------- -----------  ------ ------
Tom Kubota        2005   $42,000 $10,000  $  -0-      -0-         -0-     -0- $  -0-
President, CEO    2004       -0-     -0-     -0-      -0-         -0-     -0-    -0-
Director          2003  3,700(1)     -0-     -0-      -0-         -0-     -0-    -0-

Donald Balzano    2005   172,341   8,600     -0-      -0-         -0-     -0-    -0-
CEO of
Company           2004   165,338     -0-     -0-      -0-         -0-     -0-    -0-
Subsidiary
Medex             2003   132,000     -0-     -0-      -0-         -0-     -0-    -0-

Doug Hikawa       2005   138,846     -0-     -0-      -0-         -0-     -0-    -0-
VP of Company     2004   135,234     -0-     -0-      -0-  350,000(2)     -0-    -0-
Subsidiary Medex  2003   100,000     -0-     -0-      -0-         -0-     -0-    -0-

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

COMPENSATION OF DIRECTORS

     Effective as of March 2005 our directors are compensated $300 for each monthly directors meeting attended in person, and $1,000 for then annual directors meeting, plus airfare and hotel expense. No director receives a salary as a director.

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

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 17, 2006, the name and the number of shares of the Registrant's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


Type of                                           Amount & Nature of    % of
Security    Name and Address                      Beneficial Ownership  Class
--------    ----------------------------------    --------------------  --------

Common      Peter G. Alexakis                       1,083,333             7.0%
            2001 Santa Monica Blvd Suite 1190W
            Santa Monica, CA  90404

Common      Amafin Trust                            1,500,000             9.7%
            121 Meierhofstrasse
            FL 9495 Triesen
            Lichtenstein

Common      Eurifa Anstalt                            955,343             6.2%
            121 Meierhofstrasse
            FL 9495 Triesen
            Lichtenstein

Common      Donald P. Balzano (1)                   1,083,335             7.0%
            5422 Michelle Drive
            Torrance, CA  90503


                                          46

Common      Manfred Helmut Heeb                     1,445,982             9.4%
            121 Meierhofstrasse
            FL 9495 Triesen
            Lichtenstein

Common      Donald Hellwig (2)                          3,000               *
            6266 Morley Avenue
            Los Angeles, CA 90056

Common      Thomas Iwanksi (2)                            -0-               *
            1541 Amberwood Drive
            Santa Ana, CA 92705

ommon       Tom Kubota (2) (3)                      2,158,931            14.0%
            1280 Bison, Suite B9-596
            Newport Beach, CA 92660

Common      Nanko Investments (3)                   1,702,305            11.0%
            1280 Bison, Suite B9-596
            Newport Beach, CA 92660

Common      William Rifkin                          1,083,333             7.0%
            11820 Mayfield Ave #106
            Brentwood, CA  90049

Common      Tom Roush                               1,083,333             7.0%
            3189 Brennas Road
            Loomis, CA  95650

Common      Auric Stiftung                          1,500,000             9.7%
            PO Box 83
            Aeulestrasse 5
            FL 9490 Vaduz
            Liechtenstein

Common      Marvin Teitelbaum                       1,083,333             7.0%
            354 Homewood Road
            Los Angeles, CA  90049



                                          47

Common      Janet Zand                              1,083,333             7.0%
            1505 Rockcliff Road
            Austin, TX  78796
-------------------------------------------------------------------------------------
All officers and directors                          3,245,266            21.0%
as a group (4 persons)
-------------------------------------------------------------------------------------
            TOTAL                                  14,063,256            91.2%
-------------------------------------------------------------------------------------



     * Less than 1%.
     (1) Mr. Balzano is the CEO of Medex Healthcare, Inc., a wholly owned subsidiary of the Company.
     (2) Officers and/or directors of PHCO.
     (3) The number of shares attributed to Mr. Kubota include 456,626 shares held of record in Mr. Kubota's name and 1,702,305 shares held of record by Nanko Investments, Inc. Mr. Kubota is the president of Nanko Investments, Inc. As such, Mr. Kubota may be deemed to have voting and/or investment power over the shares held by Nanko Investments and therefore may be deemed to be the beneficial owner of those shares.

     CHANGE IN CONTROL

     To the knowledge of the management, there are no present arrangements or pledges of the Company's securities that may result in a change in control of the Company.

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company did not engage in any significant dealings with affiliates
during the year ended December 31, 2005.   If, however, there are dealings
with related parties in the future, the Company will attempt to deal on terms competitive in the market and on the same terms that either party would deal with a third person.

     The Company did pay $7,663 to a computer technology company owned by the nephew of our president, Tom Kubota, for services. The Company believes the services were provided on terms that were competitive in the market and on terms at least as favorable as could have been negotiated with an independent third party.




                                     48


___________________________________________________________________________


                                  PART IV

___________________________________________________________________________


                             ITEM 13.  EXHIBITS


     The following exhibits are hereby incorporated by reference into this Annual Report.

     Exhibit
     Number          Title of Document
     --------------  -------------------------------------------------
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

              ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Chisholm Bierwolf & Nilson, LLC. served as the Company's independent registered public accounting firm for the years ended December 31, 2005 and 2004, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for the Company by Chisholm, Bierwolf & Nilson, LLC. for the year ended December 31, 2005 and 2004, are summarized as follows:

                                         2005        2004
         --------------------------------------------------
         Audit                        $  16,399   $  31,574
         Audit related                $       0   $       0
         Tax                          $       0   $       0
         All other                    $   2,537   $   3,647
         --------------------------------------------------
           Total                      $  18,936   $  35,221
         ==================================================

     AUDIT FEES. Audit fees were for professional services rendered in connection with the Company's annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

     OTHER FEES. Other fees were for EDGAR filing services provided to the Company.



                                     49

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

/S/ Tom Kubota                                              March 27, 2006
--------------------------------------------------------
Tom Kubota, Chief Executive Officer and Director


/S/ Donald C. Hellwig                                       March 31, 2006
--------------------------------------------------------
Donald C. Hellwig, Chief Financial Officer and Director

/S/ Donald P. Balzano                                       March 30, 2006
--------------------------------------------------------
Donald P. Balzano
Chief Executive Officer of Medex Healthcare, Inc.


/S/ Thomas Iwanski                                          March 31, 2006
--------------------------------------------------------
Thomas Iwanski, Director

































                                     50