Form 10KSB/A
period 2005-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2006-05-17
CIK 1138476

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              FORM 10-KSB/A-1

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended:      December 31, 2005
                                            --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                       Commission File Number 0-50009
                                             --------

                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                -------------------------------------------
               (Name of small business issuer in its chapter)


     Utah                                                   87-0285238
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

5150 Pacific Coast Highway, Suite 510, Long Beach, CA               90804
-----------------------------------------------------            ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code:  (949) 721-8272
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

Transitional Small Business Disclosure Format.    Yes [  ]  No [X]

Documents incorporated by reference:   None






                             TABLE OF CONTENTS


                              EXPLANATORY NOTE

         PART II

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS. . . . . . . . . . . . . 4

ITEM 7.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . .12

ITEM 8A. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . .35

         PART IV

ITEM 13. EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . .36

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .37




---------------------------------------------------------------------------

                                   PART I

---------------------------------------------------------------------------

                                  FORWARD

---------------------------------------------------------------------------

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

             EXPLANATORY NOTE TO AMENDMENT NO. 1 TO FORM 10-KSB
            ---------------------------------------------------

     In connection with the preparation of its federal and state income tax returns, the Company commenced a review of its accounting related to its income tax obligations. Based on the Company's internal review, and after consultation with the Board of Directors and its independent registered public accounting firm, the Company concluded that its audited financial statements for the years ended December 31, 2005 and 2004 are required to be restated to correct accounting errors in the calculation of the Company's income tax expense, liability and deferred tax asset.

     This Form 10-KSB/A-1 is being filed to correct errors in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements and Management's Discussion and Analysis resulting from the erroneous calculation of the Company's income tax expense, liability and deferred tax asset during the year ended December 31, 2005.

     The primary effects of the corrections discussed above have resulted in the Company recognizing an increase in Total current assets and Total assets in the amount of $19,620, an increase in Total liabilities of $40,812 and an increase in Accumulated (deficit) and Total liabilities & stockholders' equity of $19,620 on the Consolidated Balance Sheets as of the year ended December 31, 2005. On the Consolidated Statements of Operations the corrections resulted in an increase in Total expenses of $23,457, and a change from income from operations of $13,163 and Income before taxes of $15,619 to a Loss from operations of $10,294 and a Loss before taxes of $7,838. The correction also resulted in an increase in Net loss from $8,131 to $29,323.












     The Consolidated Financial Statements and the entire text of Part II,
Item 6. Management's Discussion and Analysis and Item 8A. Controls and Procedures have been included in this Form 10-KSB/A-1 and reflect the revisions discussed above. Otherwise, this Amendment No. 1 does not modify or update disclosures presented in the original Form 10-KSB. This Amendment No. 1 speaks to the original filing date of the Form 10-KSB on April 3, 2006, and does not modify or update disclosures contained therein, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the original filing date of the Form 10-KSB.


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

RESULTS OF OPERATIONS

     COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005 AND 2004
     --------------------------------------------------------

     Workers' compensation costs in California have continued to remain excessive which has continued to motivate employers to search for ways to control this cost. Due to the high workers' compensation costs and the Company's marketing efforts, revenues increased $404,397 to $2,076,391 for the year ended December 31, 2005 compared to $1,671,994 for the year ended December 31, 2004. During the year ended December 31, 2005, the Company generated revenue from approximately 395 employers representing approximately 124,000 enrollees compared to 57 employers and approximately
64,000 enrollees during the year ended December 31, 2004.    While the
Company believes that revenues will continue to increase, it also believes that expenses will continue to increase. Total expenses incurred in the year ended December 31, 2005 were $2,086,685, compared to $1,571,190 for the corresponding period ended December 31, 2004, which included increases in bad debt expense, legal fees, public relations fees and salaries and wages.



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






     For the year ended December 31, 2005, general and administrative expenses increased $312,970 to $550,145, compared to $237,174 for the year ended December 31, 2004. This 132% increase in general & administrative expense was largely attributable to mandatory data maintenance fees paid on increasing numbers of employees enrolled, increased advertising costs, increased printing costs due to enrollment notification requirements for new enrolled employees and due to increased shareholder meeting costs. The Company anticipates general and administrative to increase in proportion to increases in enrolled employees in 2006.

     Bad debt expense was $38,000 for the year ended December 31, 2005. A reserve was established during the year for several past due accounts. The Company incurred no bad debt expense in fiscal 2004.

     As a result of increasing revenue, which was offset by increases in salaries and wages, professional fees, employment enrollment, general and administrative expense, bad debts, and income tax expense of $21,192, the Company realized a net loss of $29,323 for the year ended December 31, 2005, compared to net income of $154,404 during the year ended December 31, 2004.

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

                                                            Fiscal 2005   Fiscal 2004
                                                           ------------  ------------
Net cash provided by (used in) operating activities          ($161,584)      $113,415
Net cash used in investing activities                             -           (5,092)
Net cash provided by (used in) financing activities               -             -
                                                           ------------  ------------
Net Change in Cash                                           ($161,584)     $108,323
                                                           ============  ============


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

     The Company did not engage in financing activities in fiscal 2005 or fiscal 2004.


SUMMARY OF MATERIAL CONTRACTUAL COMMITMENTS

(Stated in thousands)
---------------------               -------------------------------------------------
                                                         Payment Period
                                    -------------------------------------------------
Contractual Commitments               Less than                              After
                            Total      1 year     2-3 years   4-5 years     5 years
                        ----------- -----------  ----------- -----------  -----------
Operating Leases           459,397      83,044      174,977     185,632       15,744
                        ----------- -----------  ----------- -----------  -----------
     Total                 459,397      83,044      174,977     185,632       15,744
                        =========== ===========  =========== ===========  ===========




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

     BASIS OF ACCOUNTING   The Company uses the accrual method of
accounting.

     REVENUE RECOGNITION   The Company applies the provisions of SEC Staff
Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.




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

     PRINCIPLES OF CONSOLIDATION   The accompanying consolidated financial
statements include the accounts of the company and it's wholly - owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

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




                       ITEM 7.  FINANCIAL STATEMENTS









                   Pacific Health Care Organization, Inc.
                        Audited Financial Statements
                             (In U.S. Dollars)

                             December 31, 2005
                                    and
                             December 31, 2004





















/Letterhead/


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          -------------------------------------------------------


To the Board of Directors and Shareholders
Pacific Health Care Organization, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Health Care Organization Inc., as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial
statements are free of material misstatements.    The Company is not
required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Pacific Health Care Organization, Inc., as of December 31, 2005 and 2004, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, there were errors in reporting the Company's income tax expense, liability and deferred tax assets that were discovered by management as a result of the preparation of the Company's federal and state income tax returns. Accordingly, the financial statements have been restated to correct the errors.




/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 24, 2006 except for Notes 2E and 5 dated May 15, 2006


                   Pacific Health Care Organization, Inc.
                               Balance Sheets


                                                   December     December
                                                   31, 2005     31, 2004
                                                ------------  ------------
                                                 (Restated)
                                   Assets

Current Assets
--------------
  Cash                                          $   345,091   $   506,675
  Accounts receivable, net of allowance
   of $38,000                                       351,311       179,391
  Deferred tax asset                                 19,620         -
  Prepaid expenses                                   42,871        40,715
                                                ------------  ------------
     Total current assets                           758,893       726,781

Property & Equipment (Note 5)
--------------------
  Computer equipment                                 60,922        60,922
  Furniture & fixtures                               24,766        24,766
                                                ------------  ------------
     Total property & equipment                      85,688        85,688

     Less: accumulated depreciation                 (65,777)      (54,436)
                                                ------------  ------------
     Net property & equipment                        19,911        31,252
                                                ------------  ------------
     Total assets                               $   778,804   $   758,033
                                                ============  ============







 The accompanying notes are an integral part of these financial statements.
                                     14

                   Pacific Health Care Organization, Inc.
                               Balance Sheets

                                                   December      December
                                                   31, 2005      31, 2004
                                                ------------  ------------
                                                 (Restated)
                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts payable                              $    41,083   $    21,813
  Accrued expenses                                  236,176       178,887
  Income tax payable                                 40,812             -
  Unearned revenue                                   35,352       119,608
                                                ------------  ------------
     Total current liabilities                      353,423       320,308

Commitments                                               -             -
-----------                                     ------------  ------------

Stockholders' Equity (Note 8)
--------------------

  Preferred stock; 5,000,000 shares
   Authorized at $0.001 par value;
   zero shares issued and outstanding                     -             -
  Common stock; 50,000,000 shares
   authorized at $0.001 par value;
   15,427,759 and 15,427,759 shares issued
   and outstanding, respectively                     15,428        15,428
  Additional paid in capital                        603,148       568,169
  Accumulated (deficit)                            (193,195)     (163,872)
                                                ------------  ------------
     Total stockholders' equity                     425,381       437,725
                                                ------------  ------------
     Total liabilities & stockholders' equity   $   778,804   $   758,033
                                                ============  ============




 The accompanying notes are an integral part of these financial statements.
                                     15

                   Pacific Health Care Organization, Inc.
                          Statements of Operations

                                                   December      December
                                                   31, 2005      31, 2004
                                                ------------  ------------
                                                 (Restated)
Revenues                                        $ 2,076,391   $ 1,671,994
--------                                        ------------  ------------

Expenses
--------
  Depreciation                                       11,341        22,312
  Consulting fees                                   104,110       109,796
  Salaries & wages                                  750,516       663,832
  Professional fees                                 342,028       228,184
  Insurance                                          84,341        85,364
  Employment enrollment                             206,204       170,528
  Bad debt expense                                   38,000             -
  General & administrative                          550,145       237,174
                                                ------------  ------------
     Total expenses                               2,086,685     1,571,190
                                                ------------  ------------
     Income (loss) from operations                  (10,294)      154,804

Other income (expenses)
  Interest income                                     2,456           271
                                                ------------  ------------
     Total other income (expenses)                    2,456           271
                                                ------------  ------------
     Income (loss) before taxes                      (7,838)      155,075

     Tax expense                                     21,485           671
                                                ------------  ------------
     Net income (loss)                          $   (29,323)  $   154,404
                                                ============  ============

Basic earnings per share:
-------------------------
Earnings per share amount                       $      0.00   $      0.01
Weighted average common shares outstanding       15,427,759    15,427,759

Fully diluted earnings per share:
---------------------------------
Earnings per share amount                       $      0.00   $      0.00
Weighted average common shares outstanding       15,427,759    16,662,223



 The accompanying notes are an integral part of these financial statements
                                     16

                   Pacific Health Care Organization, Inc.
        Statements of Stockholders' Equity and Comprehensive Income
                 From January 1, 2004 to December 31, 2005

                      Preferred Stock     Common Stock          Paid in  Accumulated
                     Shares    Amount     Shares     Amount     Capital    Deficit
                    --------  ------- ------------ ---------  ---------- -----------
Balance,
January 1, 2004           -   $    -   15,427,759  $ 15,428   $ 572,658  $ (318,276)

Issuance of
Stock Options             -        -            -         -      13,511           -

Net Income for the
Year Ended
December 31, 2004         -        -            -         -           -     154,404
                    --------  ------- ------------ ---------  ---------- -----------
Balance,
December 31, 2004         -        -   15,427,759    15,428     586,169    (163,872)

Valuation of
Stock Options             -        -            -         -      16,979           -

Net Income for the
Year Ended
December 31, 2005         -        -            -         -           -     (29,323)
(Restated)          --------  ------- ------------ ---------  ---------- -----------

Balance,
December 31, 2005         -   $    -   15,427,759  $ 15,428   $ 603,148  $ (193,195)
(Restated)          ========  ======= ============ =========  ========== ===========


















 The accompanying notes are an integral part of these financial statements.
                                     17

                   Pacific Health Care Organization, Inc.
                          Statements of Cash Flows
                      For the Years Ended December 31

                                                             December      December
                                                             31, 2005      31, 2004
                                                          ------------  ------------
                                                           (Restated)
Cash Flows from Operating Activities
------------------------------------
  Net income (loss)                                       $   (29,323)  $   154,404
  Adjustments to reconcile net income to net cash:
   Depreciation                                                11,341        22,312
   Stock options issued for services                           16,979        13,511
  Changes in operating assets & liabilities:
   (Increase) decrease in prepaid expenses                     (2,156)      (16,549)
   (Increase) decrease in accounts receivable                (171,920)      (58,657)
   (Increase) decrease in deferred tax asset                  (19,620)            -
   Increase (decrease) in accounts payable                     19,270         4,820
   Increase (decrease) in taxes payable                        40,812             -
   Increase (decrease) in accrued expenses                     57,289        38,967
   Increase (decrease) in unearned revenue                    (84,256)      (45,393)
                                                          ------------  ------------
     Net cash provided by operating activities                161,584       113,415

Cash Flows from Investing Activities
------------------------------------
  Purchase of computer equipment                                    -        (5,092)
                                                          ------------  ------------
     Net cash used by investing activities                          -        (5,092)

Cash Flows from Financing Activities
------------------------------------
     Net cash provided by financing activities                      -           938
                                                          ------------  ------------
     Increase (decrease) in cash                             (161,584)      108,323

     Cash at beginning of period                              506,675       398,352
                                                          ------------  ------------
     Cash at End of Period                                $   345,091   $   506,675
                                                          ============  ============

Supplemental Cash Flow Information
----------------------------------
  Interest                                                $         -   $         -
  Taxes                                                           293           671







 The accompanying notes are an integral part of these financial statements
                                     18

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                          December 31, 2005 & 2004


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










                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                          December 31, 2005 & 2004

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











                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                          December 31, 2005 & 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.   Net Earnings (Loss) Per Share of Common Stock (Restated)


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


                                                     For the Years Ended
                                                        December 31,
                                                     2005          2004
                                                 ------------  ------------
     Basic Earnings per share:
       Income (loss) (numerator)                 $   (29,323)  $   154,404
       Shares (demoninator)                       15,427,759    15,427,759
                                                 ------------  ------------
       Per share amount                          $       .00   $       .01
                                                 ============  ============
     Fully Diluted Earnings per share:
       Income (loss) (numerator)                 $   (29,323)  $   154,404
       Shares (demoninator)                       15,427,759    16,662,223
                                                 ------------  ------------
       Per share amount                          $       .00   $       .00
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











                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                          December 31, 2005 & 2004


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






                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                          December 31, 2005 & 2004

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






                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                          December 31, 2005 & 2004


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




                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                          December 31, 2005 & 2004

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



                                         Depreciation          Accumulated
                      Cost                 Expense             Depreciation
              --------------------  --------------------   --------------------
              December   December   December   December    December   December
Assets        31, 2005   31, 2004   31, 2005   31, 2004    31, 2005   31, 2004
-------------------------------------------------------------------------------
Computer
  Equipment   $60,922    $60,922    $ 7,801    $18,776     $54,536    $46,735
Furniture
  & Fixtures   24,766     24,766      3,540      3,536      11,241      7,701
              ----------------------------------------------------------------
     Totals   $85,688    $85,688    $11,341    $22,312     $65,777    $54,436
              ================================================================





                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                          December 31, 2005 & 2004

NOTE 5   INCOME TAXES (Restated)

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 ("SFAS No. 109") "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the year ended December 31, 2005 consisted of the following:

                                                    2005          2004
                                                ------------  ------------
    Current:
       Federal                                  $    23,216   $         -
       State                                         17,596              -
    Deferred
       Federal                                      (17,070)             -
       State                                         (2,550)             -
                                                ------------  ------------
    Total Tax Provision (Benefit)               $    21,192   $         -
                                                ============  ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The
Company's total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2005 are as follows:

    Depreciation
       Federal                                  $    (2,175)  $         -
       State                                           (325)             -
    Reserve for Bad Debts
       Federal                                       12,890             -
       State                                          1,930              -
    Vacation Accrual
       Federal                                        6,355             -
       State                                            945             -
                                                ------------  ------------
                                                $    19,620    $         -
                                                ============  ============

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:


    Expense at Federal Statutory Rate   34%     $    (2,765)  $    60,780
    State Tax Effects                                 7,707       (60,780)
    Non Deductible Expenses                          18,800             -
    Taxable Temporary Differences                    17,505             -
    Deductible Temporary Differences                   (435)            -
    Asset Valuation Allowance                       (19,620)            -
                                                ------------  ------------
    Income Tax Expense                          $    21,192   $         -
                                                ============  ============




                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                          December 31, 2005 & 2004

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


Total Lease Commitments:                            Year         Amount
                                                ------------  ------------
                                                    2006      $    83,044
                                                    2007           86,196
                                                    2008           88,786
                                                    2009           91,450
                                                    2010           94,196
                                                  Thereafter       15,776
                                                              ------------
                                                       Total  $   459,448
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


NOTE 7   MAJOR CUSTOMERS

The Company had two customers who, accounted for 10 percent, or more, of the Company's total revenues during the years ending December 31, 2005, and December 31, 2004. The percentages of total revenues for the years ended 2005 and 2004 are as follows:

                                                     2005          2004
                                                 ------------  ------------
                    Customer A                           21%           14%
                    Customer B                           10%           13%

NOTE 8   ACCRUED AND OTHER LIABILITIES

                                                     2005          2004
                                                 ------------  ------------
Accrued liabilities consist of the following:
     Employment Enrollment Fees                  $   144,000   $    17,000
     Compensated Absences                             18,719        12,121
     Legal Fees                                       48,000        41,125
     Other                                            25,457         8,641
                                                 ------------  ------------
          Total                                  $   236,176   $   178,887
                                                 ============  ============

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                          December 31, 2005 & 2004

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


2002 Stock Option Plan
                                                                 Weighted
                                                                  Average
                                                     Number      Exercise
                                                   of Shares       Price
                                                 ------------  ------------
Outstanding, January 1, 2004                          66,250   $       .05
     Granted                                               -             -
     Exercised                                             -             -
     Canceled                                              -             -
                                                 ------------  ------------
Outstanding, December 31, 2004                        66,250   $       .05
                                                 ============  ============
Exercisable, December 31, 2004                        66,250   $       .05
                                                 ============  ============

Outstanding, January 1, 2005                          66,250   $       .05
     Granted                                               -             -
     Exercised                                             -             -
     Canceled                                              -             -
                                                 ------------  ------------
Outstanding, December 31, 2005                        66,250   $       .05
                                                 ============  ============
Exercisable, December 31, 2005                        66,250   $       .05
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

The fair value of the option grant was established at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                      2005
                                                   ----------
     Risk-free interest rate                             4.0%
     Dividend yield                                        0%
     Volatility                                          119%
                                                   ----------
     Average expected term (years to exercise date)      1/2



                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                          December 31, 2005 & 2004

NOTE 9   OPTIONS FOR PURCHASE OF COMMON STOCK   (CONTINUED)

Employee stock options outstanding and exercisable under this plan as of December 31, 2005 are:

                                                 Weighted
                                   Weighted       Average                    Weighted
        Range of                 Average of     Remaining                  Average of
        Exercise   Outstanding     Exercise   Contractual   Exercisable      Exercise
           Price       Options        Price  Life (years)       Options         Price
     -----------   -----------  -----------   -----------   -----------   -----------
      $     .05        66,250    $     .05          1.67        66,250     $     .05


NOTE 10 - STOCK OPTION AGREEMENT

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

2004 Stock Option Agreement

                                                                 Weighted
                                                                  Average
                                                     Number      Exercise
                                                   of Shares       Price
                                                 ------------  ------------
Outstanding, January 1, 2004                               -   $         -
     Granted                                         350,000           .68
     Exercised                                             -             -
     Canceled                                              -             -
                                                 ------------  ------------
Outstanding, December 31, 2004                       350,000   $       .68
                                                 ============  ============
Exercisable, December 31, 2004                       100,000   $       .05
                                                 ============  ============
Outstanding, January 1, 2004                         350,000   $       .68
     Granted                                               -             -
     Exercised                                             -             -
     Canceled                                              -             -
                                                 ------------  ------------
Outstanding, December 31, 2005                       350,000   $       .68
                                                 ============  ============
Exercisable, December 31, 2005                       200,000   $       .23
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
     Average expected term (years to exercise date)          1/2
                                                     ------------

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                          December 31, 2005 & 2004

NOTE 10 - STOCK OPTION AGREEMENT (CONTINUED)

Employee stock options outstanding and exercisable under this agreement as of December 31, 2005 are:

                                                 Weighted
                                   Weighted       Average                    Weighted
        Range of                 Average of     Remaining                  Average of
        Exercise   Outstanding     Exercise   Contractual   Exercisable      Exercise
           Price       Options        Price  Life (years)       Options         Price
     -----------   -----------  -----------   -----------   -----------   -----------
     $  .05-.20       350,000   $      .68          1.34       200,000    $      .23


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

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                          December 31, 2005 & 2004

NOTE 12 - RESTATEMENT AND RECLASSIFICATION

We have restated our financial statements for the year ended December 31, 2005 to reflect issues identified during the preparation of the Company's federal and state income tax returns. Management and the board of directors concluded these restatements were necessary to reflect the changes described below.

                   Pacific Health Care Organization, Inc.
                               Balance Sheets

                                                 As
                                          Previously           As
                                            Reported     Restated        Change
                                        ------------ ------------  ------------

                                        Assets
Current Assets
--------------
  Cash                                  $   345,091  $   345,091   $         -
  Accounts receivable, net of allowance
    of $38,000                              351,311      351,311             -
  Deferred tax asset                              -       19,620        19,620  {a}
  Prepaid expenses                           42,871       42,871             -
                                        ------------ ------------  ------------
    Total current assets                    739,273      758,893        19,620

Property & Equipment (Note 5)
--------------------
  Computer equipment                         60,922       60,922             -
  Furniture & fixtures                       24,766       24,766             -
                                        ------------ ------------  ------------
    Total property & equipment               85,688       85,688             -

  Less: accumulated depreciation            (65,777)     (65,777)            -
                                        ------------ ------------  ------------
  Net property & equipment                   19,911       19,911             -
                                        ------------ ------------  ------------
     Total assets                       $   759,184  $   778,804   $    19,620
                                        ============ ============  ============








                   Pacific Health Care Organization, Inc.
                               Balance Sheets

                                                 As
                                          Previously           As
                                            Reported     Restated        Change
                                        ------------ ------------  ------------

                          Liabilities & Stockholders' Equity

Current Liabilities
-------------------

  Accounts payable                      $    41,083  $    41,083   $         -
  Accrued expenses                          236,176      236,176             -
  Income tax payable                              -       40,812        40,812  {a}
  Unearned revenue                           35,352       35,352             -
                                        ------------ ------------  ------------
    Total current liabilities               312,611      353,423        40,812

Commitments                                       -            -             -
-----------                             ------------ ------------  ------------
Stockholders' Equity (Note 8)
  Preferred stock; 5,000,000 shares
    Authorized at $0.001 par value;
    zero shares issued and outstanding            -            -             -
  Common stock; 50,000,000 shares
    authorized at $0.001 par value;
    15,427,759 and 15,427,759 shares
    issued and outstanding,
    respectively                             15,428       15,428             -
  Additional paid in capital                603,148      603,148             -
  Accumulated (deficit)                    (172,003)    (193,195)       21,192
                                        ------------ ------------  ------------
    Total stockholders' equity              446,573      425,381        21,192
                                        ------------ ------------  ------------
    Total liabilities &
    stockholders' equity                $   759,184  $   778,804   $    19,620
                                        ============ ============  ============


{a} Record tax effects of current year operations.





                   Pacific Health Care Organization, Inc.
                          Statements of Operations

                                                 As
                                          Previously           As
                                            Reported     Restated        Change
                                        ------------ ------------  ------------

Revenues                                $ 2,076,391  $ 2,076,391   $         -
--------                                ------------ ------------  ------------

Expenses
--------
  Depreciation                               11,341       11,341             -
  Consulting fees                           104,110      104,110             -
  Salaries & wages                          750,516      750,516             -
  Professional fees                         342,028      342,028             -
  Insurance                                  84,341       84,341             -
  Employment enrollment                     206,204      206,204             -
  Bad debt expense                           38,000       38,000             -
  General & administrative                  526,688      550,145        23,457  {b}
                                        ------------ ------------  ------------
    Total expenses                        2,063,228    2,086,685        23,457
                                        ------------ ------------  ------------
    Income (loss) from operations            13,163      (10,294)      (23,457)

Other income (expenses)
  Interest income                             2,456        2,456             -
                                        ------------ ------------  ------------
    Total other income (expenses)             2,456        2,456             -
                                        ------------ ------------  ------------
    Income (loss) before taxes               15,619       (7,838)      (23,457)

    Tax expense                              23,750       21,485        (2,265)
                                        ------------ ------------  ------------
    Net income (loss)                   $    (8,131) $   (29,323)  $   (21,192) {a}
                                        ============ ============  ============

Basic earnings per share:
-------------------------
  Earnings per share amount             $      0.00  $      0.00   $      0.00
  Weighted average common
    shares outstanding                   15,427,759   15,427,759    15,427,759

Fully diluted earnings per share:
---------------------------------
  Earnings per share amount             $      0.00  $      0.00   $      0.00
  Weighted average common
    shares outstanding                   15,427,759   15,427,759    15,427,759


{a} Record tax effects of current year operations.
{b} Reclassification of general & administrative expenses.




                   Pacific Health Care Organization, Inc.
                          Statements of Cash Flows
                      For the Years Ended December 31

                                                  As
                                           Previously           As
                                             Reported     Restated     Change
                                           ----------- ------------ ----------
Cash Flows from Operating Activities
------------------------------------
 Net income (loss)                         $   (8,131) $   (29,323) $  (21,192) {a}
 Adjustments to reconcile net income
 to net cash:
  Depreciation                                 11,341       11,341           -
  Stock options issued for services            16,979       16,979           -
 Changes in operating assets & liabilities:
  (Increase) decrease in prepaid expenses      (2,156)      (2,156)          -
  (Increase) decrease in accounts receivable (171,920)    (171,920)          -
  (Increase) decrease in deferred tax asset         -      (19,620)    (19,620) {a}
  Increase (decrease) in accounts payable      19,270       19,270           -
  Increase (decrease) in taxes payable              -       40,812      40,812  {a}
  Increase (decrease) in accrued expenses      57,289       57,289           -
  Increase (decrease) in unearned revenue     (84,256)     (84,256)          -
                                           ----------- ------------ ----------
Net cash provided by operating activities     161,584      161,584           -

Cash Flows from Investing Activities
------------------------------------
  Purchase of computer equipment                    -            -           -
                                           ----------- ------------ ----------
   Net cash used by investing activities            -            -           -

Cash Flows from Financing Activities
------------------------------------
   Net cash provided by financing activities        -            -           -
                                           ----------- ------------ ----------
   Increase (decrease) in cash               (161,584)    (161,584)          -

   Cash at beginning of period                506,675      506,675           -
                                           ----------- ------------ ----------
   Cash at End of Period                   $  345,091  $   345,091  $        -
                                           =========== ============ ==========

Supplemental Cash Flow Information
----------------------------------
  Interest                                 $        -  $         -  $        -
  Taxes                                        23,750          293     (23,457)


{a} Record tax effects of current year operations.




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

     In connection with the preparation of our federal and state income tax return, we commenced a review of our accounting related to our income tax obligations. Based on our internal review, and after consultation with the Board of Directors and our independent registered public accounting firm, on May 12, 2006, we concluded that our audited financial statements for the years ended December 31, 2005 and 2004 are required to be restated to correct accounting errors in the calculation of our income tax expense, liability and deferred tax asset.

     In light of our determination to restate our financial statements for the years ended December 31, 2005 and 2004, we carried out an evaluation in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision and with the participation of management, including our Certifying Officers, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Certifying Officers concluded that, due to the restatement discussed above, our disclosure controls and procedures were not effective as of December 31, 2005. Following the discovery of this error in May 2005, we have implemented new policies requiring our internal accounting staff on a quarterly basis to calculate both book income or loss and taxable income or loss to prevent recurrence of future errors of this nature and to strengthen our internal control process.

     There have been no other changes in our internal controls over financial reporting that occurred during the years ended December 31, 2005 and 2004 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
















                                     35

---------------------------------------------------------------------------

                                  PART IV

---------------------------------------------------------------------------

                             ITEM 13.  EXHIBITS

     The following exhibits are hereby incorporated by reference into this Annual Report.

     Exhibit
    Number              Title of Document
    --------            -----------------

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

    Exhibit 31.3 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 32.2 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 32.3 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002





                                 SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf of the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.



/s/ Tom Kubota                                        May 15, 2006
------------------------------------------------
Tom Kubota, Chief Executive Officer and Director


/S/ Donald C. Hellwig                                 May 15, 2006
------------------------------------------------
Donald C. Hellwig, Chief Financial Officer and Director



/S/ Donald P. Balzano                                 May 15, 2006
------------------------------------------------
Donald P. Balzano
Chief Executive Officer of Medex Healthcare, Inc.


/S/ Thomas Iwanski                                    May 15, 2006
------------------------------------------------
Thomas Iwanski, Director