Form 10QSB
period 2006-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2006-05-17
CIK 1138476

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
  March 31, 2006                                             000-50009


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                 -----------------------------------------
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                   ------
       (State or other jurisdiction of incorporation or organization

                                 87-0285238
                              ----------------
                    (I.R.S. Employer Identification No.)


        5150 Pacific Coast Highway, Suite 500, Long Beach, CA 90804
        -----------------------------------------------------------
                  (Address of principal executive offices)

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

Common stock, par value $.001; 15,427,759 shares outstanding as of May 8, 2006.


PART I.   FINANCIAL INFORMATION

Item 1. Financial Information

                   Pacific Health Care Organization, Inc.
                               Balance Sheets

                                     ASSETS
                                                       March 31,   December 31,
                                                         2006          2005
                                                     ------------  ------------
                                                       (Unaudited)
Current Assets
  Cash                                               $   592,455   $   345,091
  Accounts receivable, net of allowance of $38,000       222,064       351,311
  Deferred tax asset                                      19,620        19,620
  Prepaid expenses                                        40,096        42,871
                                                     ------------  ------------
      Total current assets                               874,235       758,893

Property and equipment, net (note 4)
  Computer equipment                                      60,922        60,922
  Furniture & fixtures                                    24,766        24,766
                                                     ------------  ------------
      Total property & equipment                          85,688        85,688

      Less: accumulated depreciation                     (68,162)      (65,777)

      Net property & equipment                            17,526        19,911
                                                     ------------  ------------
      Total assets                                   $   891,761   $   778,804
                                                     ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                   $    45,315   $    41,083
  Accrued expenses (note 8)                              244,834       236,176
  Income tax payable                                      81,412        40,812
  Unearned revenue                                        24,200        35,352
                                                     ------------  ------------
Total current liabilities                                395,761       353,423

Commitments

Shareholders' Equity
  Preferred stock; 5,000,000 shares
   authorized at $0.001 par value;
   zero shares issued and outstanding                      -             -
  Common stock; 50,000,000 shares
   authorized at $ 0.001 par value;
   15,427,759 and 15,427,759 shares issued and
   outstanding, respectively                              15,428        15,428
  Additional paid-in capital                             603,148       603,148
  Accumulated (deficit)                                 (122,576)     (193,195)
                                                     ------------  ------------
Total stockholders' equity                               496,000       425,381
                                                     ------------  ------------
Total liabilities and stockholders' equity           $   891,761   $   778,804
                                                     ============  ============



              The accompanying notes are an integral part of
                  these consolidated financial statements
                                     2

                   Pacific Health Care Organization, Inc.
                          Statements of Operations
                                (Unaudited)

                                                       For three months ended
                                                              March 31,
                                                     --------------------------
                                                         2006          2005
                                                     ------------  ------------
Revenues                                             $   573,246   $   355,599

Expenses
  Depreciation                                             2,385         5,578
  Consulting fees                                         18,207        25,610
  Salaries & wages                                       169,275       173,057
  Professional fees                                       54,462       104,439
  Insurance                                               36,579        16,515
  Employment enrollment                                   28,200        49,932
  General & administrative                               153,803       102,660
                                                     ------------  ------------
     Total expenses                                      462,911       477,791

Income (loss) from operations                            110,335      (122,192)

Other income:
  Interest income                                            884           590
                                                     ------------  ------------
     Total other income                                      884           590

     Income (loss) before taxes                          111,219      (121,602)

     Tax expense                                          40,600         -
                                                     ------------  ------------
     Net income (loss)                               $    70,619   $  (121,602)
                                                     ============  ============


               The accompanying notes are an integral part of
                  these consolidated financial statements
                                     3

                   Pacific Health Care Organization, Inc.
                          Statements of Cash Flows
                                (Unaudited)

                                                        For three months ended
                                                              March 31,
                                                     --------------------------
                                                         2006           2005
                                                     ------------  ------------
Cash flows from Operating Activities:
  Net income (loss)                                  $    70,619   $  (121,602)
  Adjustments to reconcile net income to net cash:
   Depreciation                                            2,385         5,578
  Changes in operating assets & liabilities:
   (Increase) decrease in prepaid expenses                 2,775        (1,195)
   (Increase) decrease in accounts receivable            129,247       (33,451)
   Increase (decrease) in accounts payable                 4,232       (17,369)
   Increase (decrease) in accrued expenses                 8,658        20,961
   Increase (decrease) in income tax payable              40,600             -
   Increase (decrease) in unearned revenue               (11,152)       (2,167)
                                                     ------------  ------------
Net Cash Provided By (Used In) Operating Activities      247,364      (149,245)

Cash flows from Investing Activities:
  Purchase of property and equipment                           -             -
                                                     ------------  ------------
Net Cash Used In Investing activities                          -             -

Cash flows from Financing Activities:
                                                     ------------  ------------
Net Cash Provided By Financing Activities                      -             -

     Increase (decrease) in cash                         247,364      (149,245)

     Cash at beginning of period                         345,091       506,675
                                                     ------------  ------------
     Cash at end of period                           $   592,455   $   357,430
                                                     ============  ============
Supplemental  Cash Flow Information
  Cash paid for:
   Interest                                          $         -   $         -
   Taxes                                             $     1,369   $         -




               The accompanying notes are an integral part of
                  these consolidated financial statements
                                     4

                   Pacific Healthcare Organization, Inc.
                     Notes to the Financial Statements
                 For the Three Months Ended March 31, 2006

NOTE 1 - Corporate History

Pacific Health Care Organization, Inc. (the "Company") was incorporated under the laws of the State of Utah on April 17, 1970 under the name Clear Air, Inc. The Company changed its name to Pacific Health Care Organization, Inc., on January 31, 2001. On February 26, 2001, the Company acquired Medex Healthcare, Inc. ("Medex"), a California corporation organized March 4, 1994, in a share for share exchange. Medex is now a wholly owned subsidiary of the Company. Medex is in the business of managing and administering Health Care Organizations and Medical Provider Networks in the state of California.

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

                   Pacific Healthcare Organization, Inc.
                     Notes to the Financial Statements
                 For the Three Months Ended March 31, 2006

NOTE 1 - Corporate History (continued)

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

NOTE 2 - Significant Accounting Policies

A.   Basis of Accounting
------------------------

     The Company uses the accrual method of accounting.

B.   Revenue Recognition
------------------------

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

                   Pacific Healthcare Organization, Inc.
                     Notes to the Financial Statements
                 For the Three Months Ended March 31, 2006

NOTE 2 - Significant Accounting Policies (continued)

C.   Cash Equivalents
---------------------

     The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

D.   Concentrations
-------------------

     Financial instruments that potentially subject Pacific Health Care Organization, Inc. (the Company) to concentrations of credit risks consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions. At times, such cash and investments may be in excess of the FDIC insurance limit.

E.   Net Earnings (Loss) Per Share of Common Stock
--------------------------------------------------

     The computation of earning (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Potentially issuable common shares totaling 817,964 related to warrants and 416,500 related to options were excluded from the calculation of fully diluted loss per share during 2006 and 2005.

                                                   For three months ended
                                                         March 31,
                                                --------------------------
                                                    2006          2005
                                                ------------  ------------
    Basic Earnings per share:
     Income (Loss) (numerator)                  $    70,619   $  (121,602)
     Shares (demoninator)                        15,427,759    15,427,759
                                                ------------  ------------
       Per Share Amount                         $       .00   $     ( .01)
                                                ============  ============

    Fully Diluted Earnings per share:
     Income (Loss) (numerator)                  $    70,619   $  (121,602)
     Shares (demoninator)                        15,427,759    15,427,759
                                                ------------  ------------
       Per Share Amount                         $       .00   $       .01
                                                ============  ============

F.   Depreciation
-----------------

     The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets for the estimated lives of the assets.
     Depreciation is computed on the straight line method.

                   Pacific Healthcare Organization, Inc.
                     Notes to the Financial Statements
                 For the Three Months Ended March 31, 2006

NOTE 2 - Significant Accounting Policies (continued)

G.   Use of Estimates
---------------------
     The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

H.   Principles of Consolidation
--------------------------------

     The accompanying consolidated financial statements include the accounts of the company and it's wholly - owned subsidiary.
     Intercompany transactions and balances have been eliminated in consolidation.

I.   Fair Value of Financial Instruments
----------------------------------------

     The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

J.   General and Administrative Costs
-------------------------------------

     General and administrative expenses include fees for office space, compensated absences, travel expenses and entertainment costs.

K.   Income Taxes
-----------------

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

L.   Capital Structure
----------------------

     The Company has two classes of stock. Preferred stock, 5,000,000 shares authorized, zero issued. Voting rights and liquidation preferences have not been determined. The Company also has voting common stock of 50,000,000 shares authorized, with 15,427,759 shares issued and outstanding. No dividends were paid in the 2006 and 2005 quarters.

                   Pacific Healthcare Organization, Inc.
                     Notes to the Financial Statements
                 For the Three Months Ended March 31, 2006

NOTE 2 - Significant Accounting Policies (continued)

M.   Stock-Based Compensation
-----------------------------
     As permitted by SFAS No. 123, the Company has elected to measure and record compensation cost relative to stock option costs in accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires the company to record compensation using the Black-Scholes pricing model to estimate fair value of the options at the grant date.

N.   Trade Receivables
----------------------

     The Company in the normal course of business extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. Since inception of the Company, no receivables have been charged off against the bad debt reserve. At the quarter ended, March 31, 2006 the Company's bad debt reserve of $38,000 includes one specific account for $18,000 and a general reserve of $20,000 for balances over 90 days past due.

     The percentages of the major customers to total accounts receivable for the quarter ended, March 31, 2006 are as follows:

                 Customer A          30%
                 Customer B          14%


NOTE 3 - New Technical Pronouncements

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

                   Pacific Healthcare Organization, Inc.
                     Notes to the Financial Statements
                 For the Three Months Ended March 31, 2006

NOTE 3 - New Technical Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN
HYBRID FINANCIAL INSTRUMENTS   AN AMENDMENT OF FASB STATEMENTS NO. 133 AND
140. This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The adoption of SFAS No. 155 did not have an impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF
FINANCIAL ASSETS   AN AMEDNMENT OF FASB STATEMENT No. 140. This Statement
amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Company's consolidated financial statements.

NOTE 4 - Fixed Assets

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the office equipment, and furniture and fixtures, respectively. Scheduled below are the assets, costs and accumulated depreciation at March 31, 2006 and December 31, 2005 (unaudited).

                                        Depreciation             Accumulated
                     Cost                 Expense               Depreciation
              --------------------  --------------------   --------------------
                March    December     March    December      March    December
Assets        31, 2006   31, 2005   31, 2006   31, 2005    31, 2006   31, 2005
-------------------------------------------------------------------------------
Computer
  Equipment    $60,922    $60,922     $1,502     $7,801     $56,038    $54,536
Furniture
  & Fixtures    24,766     24,766        883      3,540      12,124     11,241
               ----------------------------------------------------------------
     Totals    $85,688    $85,688     $2,385    $11,341     $68,162    $65,777
               ================================================================

NOTE 5 - Income Taxes

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 ("SFAS No. 109") "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the period March 31, 2006 and the year ended December 31, 2005 consisted of the following:

                                                    2006          2005
                                                ------------  ------------
    Current:
     Federal                                    $    31,200   $    23,216
     State                                            9,400        17,596
    Deferred
     Federal                                              -       (17,070)
     State                                                -   $    (2,550)
                                                ------------  ------------
    Total Tax Provision (Benefit)               $    40,600   $    21,192
                                                ============  ============

                   Pacific Healthcare Organization, Inc.
                     Notes to the Financial Statements
                 For the Three Months Ended March 31, 2006

NOTE 5 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at March 31, 2006 and December 31, 2005 are as follows:

                                                    2006          2005
                                                ------------  ------------
    Depreciation
     Federal                                    $    (2,175)  $    (2,175)
     State                                             (325)         (325)
    Reserve for Bad Debts
     Federal                                         12,890        12,890
     State                                            1,930         1,930
    Vacation Accrual
     Federal                                          6,355         6,355
     State                                              945           945
                                                ------------  ------------
                                                $    19,620   $    19,620
                                                ============  ============

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

    Expense at Federal Statutory Rate   34%     $    40,600   $    (2,765)
    State Tax Effects                                     -         7,707
    Non Deductible Expenses                               -        18,800
    Taxable Temporary Differences                         -        17,505
    Deductible Temporary Differences                      -          (435)
    Asset Valuation Allowance                             -       (19,620)
                                                ------------  ------------
    Income Tax Expense                          $    40,600   $    21,192
                                                ============  ============


NOTE 6 - Operating Leases

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



                   Pacific Healthcare Organization, Inc.
                     Notes to the Financial Statements
                 For the Three Months Ended March 31, 2006

NOTE 6 - Operating Leases (continued)

     Total Lease Commitments:                        Year          Amount
     ------------------------                    ------------  ------------
                                                     2006      $    62,020
                                                     2007           86,196
                                                     2008           88,786
                                                     2009           91,450
                                                     2010           94,196
                                                   Thereafter       15,776
                                                               ------------
                                                        Total  $   438,424
                                                               ============

Rent expense for the three months ended March 31, 2006 and March 31, 2005 was $18,138 and $20,042, respectively.

NOTE 7 - Major Customers

The Company had two customers who, accounted for 10 percent, or more, of the Company's total revenues during the three months ended March 31, 2006 and two customers in the year ended December 31, 2005. The percentages of total revenues for the three months ended March 31, 2006 and the year ended December 31, 2005 are as follows:


                                                    March 31,  December 31,
                                                     2006          2005
                                                 ------------  ------------
     Customer A                                      29%            21%
     Customer B                                      11%            10%

NOTE 8 - Accrued and Other Liabilities

                                                    March 31,  December 31,
                                                     2006          2005
                                                 ------------  ------------
     Accrued liabilities consist of the following:
       Employment Enrollment Fees                $   172,200   $   144,000
       Compensated Absences                           30,103        18,719
       Legal Fees                                     35,000        48,000
       Other                                           7,531        25,457
                                                 ------------  ------------
          Total                                  $   244,834   $   236,176
                                                 ============  ============

NOTE 9 - Options for Purchase of Common Stock

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



                   Pacific Healthcare Organization, Inc.
                     Notes to the Financial Statements
                 For the Three Months Ended March 31, 2006

NOTE 9 - Options for Purchase of Common Stock (continued)

The exercise price of the options is $.05. The fair market value of the options at the date of grant was determined to be $.035 due to earlier issuances for cash of this stock. The plan calls for a total of 1,000,000 shares to be held for grant. A summary of activity follows:


2002 Stock Option Plan
                                                                 Weighted
                                                                  Average
                                                     Number      Exercise
                                                   of Shares       Price
                                                 ------------  ------------
     Outstanding, January 1, 2005                     66,250   $       .05
      Granted                                            -             -
      Exercised                                          -             -
      Canceled                                           -             -
                                                 ------------  ------------
     Outstanding, December 31, 2005                   66,250   $       .05
                                                 ============  ============
     Exercisable, December 31, 2005                    66,250  $       .05
                                                 ============  ============
     Outstanding, January 1, 2006                     66,250   $       .05
      Granted                                            -             -
      Exercised                                          -             -
      Canceled                                           -             -
                                                 ------------  ------------
     Outstanding, March 31, 2006                      66,250   $       .05
                                                 ============  ============
     Exercisable, March 31, 2006                      66,250   $       .05
                                                 ============  ============

In accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, $0 and $1,858 has been charged to compensation expense for the years ended March 31, 2006 and year ended December 31, 2005.

The fair value of the option grant was established at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                   2006
                                                               ------------
     Risk-free interest rate                                       4.0%
     Dividend yield                                                  0%
     Volatility                                                     80%
     Average expected term (years to exercise date)                 1/2

Employee stock options outstanding and exercisable under this plan as of March 31, 2006 are:


                   Pacific Healthcare Organization, Inc.
                     Notes to the Financial Statements
                 For the Three Months Ended March 31, 2006


NOTE 9 - Options for Purchase of Common Stock (continued)


                                                 Weighted
                                   Weighted       Average                    Weighted
        Range of                 Average of     Remaining                  Average of
        Exercise   Outstanding     Exercise   Contractual   Exercisable      Exercise
           Price       Options        Price  Life (years)       Options         Price
     -----------   -----------  -----------   -----------   -----------   -----------
     $       .05       66,250   $      .05          1.42        66,250      $    .05
</Table

NOTE 10 - Stock Option Agreement

On April 20, 2004, the board of directors agreed to a stock option agreement with an officer of the Company's subsidiary, Medex, effective as of October 11, 2004. The agreement calls for the grant of 350,000 options that rest and are exercisable as follows: 100,000 the first year, with an exercise price of $.05; 100,000 the second year, with an exercise price of $.10; and 150,000 the third year, with an exercise price of $.20. The options expire three years from the date of grant.



2004 Stock Option Plan
                                                                 Weighted
                                                                  Average
                                                     Number      Exercise
                                                   of Shares       Price
                                                 ------------  ------------
     Outstanding, January 1, 2005                          -   $         -
      Granted                                        350,000           .68
      Exercised                                            -             -
      Canceled                                             -             -
                                                 ------------  ------------
     Outstanding, December 31, 2005                  350,000   $       .68
                                                 ============  ============
     Exercisable, December 31, 2005                  100,000           .05
                                                 ============  ============
    Outstanding, January 1, 2006                     350,000   $       .68
      Granted                                            -             -
      Exercised                                          -             -
      Canceled                                           -             -
                                                 ============  ============
     Outstanding, March 31, 2006                     350,000   $       .68
                                                 ============  ============
     Exercisable, March  31, 2006                    200,000   $       .23
                                                 ============  ============




                   Pacific Healthcare Organization, Inc.
                     Notes to the Financial Statements
                 For the Three Months Ended March 31, 2006

NOTE 10 - Stock Option Agreement (continued)

In accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, $0 and $15,121 has been charged to compensation expense for the three months ended March 31, 2006 and year ended December 31, 2005. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                             March 31, 2006
                                                             --------------
     Risk-free interest rate                                       4.0%
     Dividend yield                                                  0%
     Volatility                                                     80%
     Average expected term (years to exercise date)                 1/2

Employee stock options outstanding and exercisable under this agreement as of March 31, 2006 are:


                                                 Weighted
                                   Weighted       Average                    Weighted
        Range of                 Average of     Remaining                  Average of
        Exercise   Outstanding     Exercise   Contractual   Exercisable      Exercise
           Price       Options        Price  Life (years)       Options         Price
     -----------   -----------  -----------   -----------   -----------   -----------
     $  .05-.20       350,000   $      .68          1.00       200,000    $      .23

NOTE 11 - LITIGATION

A complaint was filed in Orange County, California Superior Court by plaintiffs Marvin Teitelbaum, a shareholder of the Company, and Peter Alezakis, a shareholder and former director of the Company (collectively "Plaintiffs") on or about April 7, 2004 against the Company's president Tom Kubota, former secretary and director, now deceased, Rudy LaRusso and the Company (collectively "Defendants"). The action seeks cancellation of a stock issuance, damages related to the stock issuance, an order for Mr, Kubota to pay the Company $150,000 and other damages to be determined based upon allegations that Defendants breached various fiduciary duties. The Company has retained the services of the Law Offices of Joseph Nardulli of Newport Beach, CA, and Mr. Kubota and the estate of Mr. LaRusso have retained the services of the Law Offices of L. Scott Karlin, of Tustin, CA, to represent them in this matter and intend to contest the case vigorously.

The Defendants have answered the complaint and defendants along with Medex have filed a Cross-Complant against the Plaintiffs based in part on certain alledged misrepresentations made by Plaintiffs at the time of the merger between Medex and PHCO. The parties are currently engaged in discovery. The parties to the litigation have agreed to submit to binding arbitration, which the Company expects will occur sometime later this year. The Company believes that the claims by Plaintiffs are without merit.

NOTE 12 - Unaudited Information

The financial statements for the three months ended March 31, 2006, was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are in the opinion of management, necessary to properly reflect the results of the three months ended March 31, 2006, and are of a normal, recurring nature. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.


Item 2. Management's Discussion and Analysis of Financial Statements and Results of Operations

OVERVIEW

     The principle business of the Company is managing and administering two Health Care Organization ("HCO") licenses, or networks of medical providers, in the State of California through its wholly owned subsidiary Medex. The HCO was created when the California legislature passed Assembly Bill 110 (the "Bill") in July of 1993, which deregulated the premiums paid by employers for workers' compensation insurance. The Bill was a collaboration of efforts from both employers and organizations, such as plaintiffs' attorneys who represent injured workers, in an effort to curtail employers from leaving California due to escalating Workers' Compensation costs. The bill attempts to address the problems of rising medical costs associated with poor quality care to injured workers and fraud.

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

     The Company is also seeking potential business acquisitions based on, among other criteria, the economics of any deal and subsequent projected cash flow. The Company may also seek additional funding through the sale of its common stock.




     As of March 31, 2006, the Company had cash on hand of $592,455, compared to $357,430 at March 31, 2004. This $235,025 increase in cash on hand is due to increased revenues. Because of the conversion of debt to equity, management believes that cash on hand and anticipated revenues will be sufficient to cover operating costs over the next twelve months. Therefore, the Company does not anticipate needing to find other sources of capital at this time. If the Company's revenues, however, are less than anticipated the Company will need to find other sources of capital to continue operations. The Company would then seek additional capital in the form of debt and/or equity financing. While the Company believes that it is capable of raising additional capital, if needed, there is no assurance that the Company will be successful in locating other sources of capital on favorable terms or at all.

Results of Operations

     COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
     ------------------------------------------------------------

     Workers' compensation costs in California continue to remain excessive which continues to motivate employers to search for ways to control this cost. Revenues for the three months ended March 31, 2006 increased over the same period of 2005, and the Company expects to see new growth in the sign-up of MPN customers. In the three months ended March 31, 2006, revenues increased to $573,246 compared to $355,599 during the three months ended March 31, 2005. A large portion of the revenue increase was attributable to billing employee data maintenance costs to the clients which the Company in turn paid to an outside firm. The Company believes that it can continue to build upon its revenue base during the remainder of the current fiscal year, however, revenues can be adversely affected by the loss of any one major customer or a negative change in laws affecting our business or other factors that may or may not be within our control

     Total expenses incurred in the three months ended March 31, 2006, equaled $462,911 compared to $477,791 during the three month ended March 31, 2005. This 3% reduction in total expenses is primarily the result of reductions in consulting fees, salaries and wages, professional fees and employment enrollment, which reductions were partially offset by increases insurance and general and administrative expenses.

     During the quarter ended March 31, 2006, consulting fees decreased 29% to $18,207. This reduction was primarily the result of lower information systems and marketing expenses. The Company anticipates consulting fees will continue to be lower during the upcoming fiscal quarters in comparison to the prior year.




     Salaries & wages remained nearly unchanged, decreasing 2% to $169,275. The Company expects salaries & wages to remain fairly constant throughout 2006.

     In the three months ended March 31, 2006, the Company incurred professional fees of $54,462 compared to $104,439 during the three months ended March 31, 2005. The decrease in professional fees in 2006 is largely attributable to lower public relations fees and no longer outsourcing nurse case management. The Company anticipates professional fees will increase significantly during the rest of the current fiscal year primarily as a result of increased legal costs. The Company expects to participate in arbitration of its ongoing legal matter with Messers. Tietelbaum and Alexakis later in the year. The Company expects legal fees to increase significantly in connection with preparation for and participation in the arbitration.

     In three months ended March 31, 2006, the Company incurred insurance expense $36,579 compared to $16,515 for March 31, 2005. This increase in insurance expense is the result of the Company acquiring directors and officers liability insurance coverage. The Company anticipates that insurance costs will be higher during the balance of fiscal 2006.

     In the three months ended March 31, 2006, the Company incurred employment enrollment fees of $28,200 compared to $49,932 during the three months ended March 31, 2005. The decrease was a result of over estimating employment enrollment fees for 2005. The Company is required to pay a fee to the State of California for each person it enrolls. As a result of the over accrual of employment enrollment fees in 2005, we anticipate slightly lower employment enrollment fees, as compared to 2005, throughout the balance of the 2006 fiscal year.

     During the three month ended March 31, 2006, general & administrative expenses rose 50% to $153,803 compared to $102,660 in the three months ended March 31, 2005. This increase in general & administrative expenses is attributable to the Company paying an outside firm for employee data maintenance cost, as discussed above.

     As a result of the aforementioned increase in revenues and decrease in total expenses, during the three months ended March 31, 2006, the Company realized net income of $70,619 compared to a net loss of $121,602 during the three months ended March 31, 2005. The Company anticipates annual profits to be higher in 2006 than 2005 due to increases in revenues, the Company's profitability will be negatively impacted by the uncertain costs of ongoing litigation.



CASH FLOW

     During the fiscal year ended December 31, 2005 cash was primarily used
to fund operations.   We had a net decrease in cash of $161,584 during the
2005 fiscal year. See below for additional discussion and analysis of cash flow.

                                                  For three months ended
                                                         March 31,
                                                --------------------------
                                                    2006          2005
                                                ------------  ------------
 Net cash provided by (used in)
   operating activities                         $   247,364   $  (149,245)
 Net cash used in investing activities                    -             -
 Net cash provided by (used in)
   financing activities                                   -             -
                                                ------------  ------------
Net Change in Cash                              $   247,364   $ (149,245)
                                                ============  ============

    During the three months ended March 31, 2006, net cash provided by operating activities was $247,364, compared to net cash used in operating activities of $149,245 during the three months ended March 31, 2006. This change in cash flow from operating activities is a result of our realizing net income in the first quarter of 2006, coupled with a decrease in prepaid expenses and an increase in accounts payable.

    The Company did not engage in investing activities during the first quarter of 2006 or 2005.

    The Company did not engage in financing activities in the first quarter of 2006 or 2005.



SUMMARY OF MATERIAL CONTRACTUAL COMMITMENTS

(Stated in thousands)
---------------------                ------------------------------------------------
                                                         Payment Period
                                     ------------------------------------------------
Contractual Commitments               Less than                              After
                            Total      1 year     2-3 years   4-5 years     5 years
                        ----------- -----------  ----------- -----------  -----------

Operating Leases         $ 459,397   $  83,044    $ 174,977   $ 185,632    $  15,744
                         ------------------------------------------------------------
     Total               $ 459,397   $  83,044    $ 174,977   $ 185,632    $  15,744
                         ============================================================

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

     As of March 31, 2006 the Company had no off-balance sheet financing arrangements.



NEW ACCOUNTING STANDARDS

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

     In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN
HYBRID FINANCIAL INSTRUMENTS   AN AMENDMENT OF FASB STATEMENTS NO. 133 AND
140. This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The adoption of SFAS No. 155 did not have an impact on the Company's consolidated financial statements.

     In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING
OF FINANCIAL ASSETS   AN AMEDNMENT OF FASB STATEMENT No. 140. This
Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Company's consolidated financial statements.

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

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENT

     The Company notes that certain statements set forth in this Quarterly Report on Form 10-QSB which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the Company's actual results of operations. The Company faces many risks and uncertainties, many of which are beyond the control of the Company, including but not limited to: economic conditions generally and in the industry in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; legislative changes which could render the Company's services less competitive or obsolete; failure by the Company to successfully develop new services and/or products or to anticipate current or prospective customers' needs; price increases or employee limitations; delays, reductions, or cancellations of contracts previously entered with the Company. Readers should consider all of these risk factors as well as other information contained in this report.



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

                        PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     A complaint was filed in Orange County Superior Court by plaintiffs Marvin Teitelbaum, a shareholder of the Company, and Peter Alexakis, a shareholder of the Company and former director (collectively "Plaintiffs") on or about April 7, 2004 against the Company's president Tom Kubota, former secretary and director, now deceased, Rudy LaRusso and the Company (collectively "Defendants"). The action seeks cancellation of a stock issuance, damages related to the stock issuance, an order for Mr. Kubota to pay the Company $150,000 and other damages to be determined based upon allegations that Defendants breached various fiduciary duties. The Company has retained the Law Offices of Joseph J. Nardulli, Newport Beach, California, and Mr. Kubota and the estate of Mr. LaRusso have retained the Law Offices of L. Scott Karlin, Tustin, California, to represent them in this matter.



     The Defendants have answered the complaint and defendants along with Medex have filed a Cross-Complant against the Plaintiffs based in part on certain alledged misrepresentations made by Plaintiffs at the time of the merger between Medex and PHCO. The parties are engaged in discovery. The parties to the litigation have agreed to submit to binding arbitration, which the Company expects will occur sometime later this year. The Company believes that the claims by Plaintiffs are without merit.

ITEM 6.   EXHIBITS


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

    Exhibit 31.3 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 32.1 Certification of the Principal Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 32.2 Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 32.3 Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PACIFIC HEALTH CARE ORGANIZATION, INC.



May 16, 2006            /S/ Tom Kubota
                        -------------------------------------------
                        Tom Kubota, Chief Executive Officer



May 16, 2006            /S/ Donald C. Hellwig
                        -------------------------------------------
                        Donald C. Hellwig, Chief Financial Officer


May 16, 2006            /S/ Donald P. Balzano
                        -------------------------------------------
                        Donald P. Balzano
                        Chief Executive Officer, Medex Healthcare, Inc.
















