Form 10QSB
period 2006-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2006-08-14
CIK 1138476

United States
                     Securities and Exchange Commission
                            Washington, DC 20549


                                FORM 10-QSB


               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934



For the Quarter Ended                                Commission File Number
   June 30, 2006                                               000-50009



                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                  ---------------------------------------
           (Exact name of registrant as specified in its charter)


                                    UTAH
                                   ------
       (State or other jurisdiction of incorporation or organization


                                 87-0285238
                                 ----------
                    (I.R.S. Employer Identification No.)


                     21 Toulon, Newport Beach, CA 92660
                    -----------------------------------
                  (Address of principal executive offices)


                               (949) 721-8272
                              ---------------
            (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12 (b) of the Act:

                                    None


Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X]  No [   ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]


As of August 8, 2006, the registrant had 15,427,759 shares of its common stock, par value $.001 issued and outstanding.


                      PART I.   FINANCIAL INFORMATION
                       Item 1. Financial Information
                   Pacific Health Care Organization, Inc.
                               Balance Sheets

                                   ASSETS
                                                    June 30,   December 31,
                                                     2006          2005
                                                  (Unaudited)
                                                 ------------  ------------
Current Assets
  Cash                                           $   460,421   $   345,091
  Accounts receivable, net of allowance
   of $20,000                                        242,904       351,311
  Deferred tax asset                                  25,920        19,620
  Prepaid expenses                                    49,560        42,871
                                                 ------------  ------------
     Total current assets                            778,805       758,893

Property and equipment, net (note 4)
  Computer equipment                                  60,922        60,922
  Furniture & fixtures                                24,766        24,766
                                                 ------------  ------------
     Total property & equipment                       85,688        85,688

     Less: accumulated depreciation                  (70,547)      (65,777)
                                                 ------------  ------------
     Net property & equipment                         15,141        19,911
                                                 ------------  ------------
     Total assets                                $   793,946   $   778,804
                                                 ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                               $     8,253   $    41,083
  Accrued expenses (note 8)                          266,187       236,176
  Income tax payable                                   2,433        40,812
  Unearned revenue                                   109,526        35,352
                                                 ------------  ------------
     Total current liabilities                       386,399       353,423

Commitments

Shareholders' Equity
  Preferred stock; 5,000,000 shares
   authorized at $0.001 par value;
   zero shares issued and outstanding                      -             -
  Common stock; 50,000,000 shares
   authorized at $ 0.001 par value;
   15,427, shares issued and outstanding,             15,428        15,428
  Additional paid-in capital                         610,007       603,148
  Accumulated (deficit)                             (217,598)     (193,195)
                                                 ------------  ------------
     Total stockholders' equity                      407,837       425,381
                                                 ------------  ------------
     Total liabilities and stockholders' equity  $   793,946   $   778,804
                                                 ============  ============

               The accompanying notes are an integral part of
                  these consolidated financial statements
                                     2

                   Pacific Health Care Organization, Inc.
                          Statements of Operations

                                 For three months ended      For six months ended
                                         June 30,                   June 30,
                                   2006          2005          2006          2005
                               ------------  ------------  ------------  ------------
Revenues                       $   408,169   $   438,828   $   981,415   $   794,427

Expenses
  Depreciation                       2,385         5,578         4,770        11,156
  Consulting fees                   26,501        35,223        44,708        60,833
  Salaries & wages                 191,746       176,776       361,021       349,833
  Professional fees                132,071       105,705       186,533       210,144
  Insurance                         33,721        19,462        70,300        35,977
  Employment enrollment              9,333        78,732        37,533       128,664
  General & administrative         153,732        94,380       307,535       197,040
                               ------------  ------------  ------------  ------------
     Total expenses                549,489       515,856     1,012,400       933,647
                               ------------  ------------  ------------  ------------
Loss from operations              (141,320)      (77,028)      (30,985)     (199,220)

Other income:
  Interest income                      698           490         1,582         1,080
                               ------------  ------------  ------------  ------------
     Total other income                698           490         1,582         1,080
                               ------------  ------------  ------------  ------------
     Loss before taxes            (140,622)      (76,538)      (29,403)     (198,140)

     Income tax
      provision (benefit)          (45,600)            -        (5,000)            -
                               ------------  ------------  ------------  ------------
     Net loss                  $   (95,022)  $   (76,538)  $   (24,403)  $  (198,140)
                               ============  ============  ============  ============





               The accompanying notes are an integral part of
                  these consolidated financial statements
                                     3
                   Pacific Health Care Organization, Inc.
                          Statements of Cash Flows
                                (Unaudited)

                                                             For the six months ended
                                                                    June 30,
                                                               2006          2005
                                                           ------------  ------------
Cash flows from Operating Activities:
 Net loss                                                  $   (24,403)  $  (198,140)
 Adjustments to reconcile net loss to net cash:
  Depreciation                                                   4,770        11,156
  Stock options issued for services                              6,859         4,035
Changes in operating assets & liabilities:
 (Increase) decrease in prepaid expenses                        (6,689)         (717)
 (Increase) decrease in deferred tax asset                      (6,300)            -
 (Increase) decrease in accounts receivable                    108,407       (51,259)
 Increase (decrease) in accounts payable                       (32,830)       (4,345)
 Increase (decrease) in accrued expenses                        30,011        19,084
 Increase (decrease) in income tax payable                     (38,379)            -
 Increase (decrease) in unearned revenue                        74,174         9,947
                                                           ------------  ------------
   Net Cash Provided By (Used In) Operating Activities         115,330      (210,239)
                                                           ------------  ------------
Cash flows from Investing Activities:
                                                           ------------  ------------
   Net Cash Used In Investing Activities                             -             -
                                                           ------------  ------------

Cash flows from Financing Activities:
                                                           ------------  ------------
Net Cash Provided By Financing Activities                            -             -
                                                           ------------  ------------
   Increase (decrease) in cash                                 115,330      (210,239)

   Cash at beginning of period                                 345,091       506,675
                                                           ------------  ------------
   Cash at end of period                                   $   460,421   $   296,436
                                                           ============  ============

Supplemental  Cash Flow Information
Cash paid for:
 Interest                                                  $         -   $         -
                                                           ============  ============
 Taxes                                                     $     1,857   $       293
                                                           ============  ============

               The accompanying notes are an integral part of
                  these consolidated financial statements

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2006

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

The principle business of the Company is that of its wholly owned subsidiary Medex. These Health Care Organizations ("HCOs") are networks of medical providers established to serve the Workers' Compensation industry. The California legislature originally mandated that if an employer contracts services from an HCO, the injured workers must be given a choice between at least two HCOs. The Company recognized early on that two HCO certifications were necessary to be competitive. Instead of aligning with a competitor, the Company elected to go through the lengthy application process with the DIR twice and has subsequently received certification to operate two separate HCOs. While there is no longer a statutory requirement to offer two HCOs to employers Medex continues to retain its two certifications, so that employer clients have the option of offering one or two HCOs to their employees. The Company believes its ability to offer two HCOs gives potential clients greater choice, which is favored by a number of employers, especially those with certified bargaining units.

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

The Company, by virtue of its continued certification as an HCO, is statutorily deemed to be qualified as an approved Medical Provider Network ("MPN") as created by SB 899, and effective as of January 1, 2005. It is anticipated that a significant number of employer clients will avail themselves of the MPN program rather than the HCO program; others will utilize the provisions of the HCO program, while still others will use both in conjunction with each other. Medex is currently the only entity that offers both programs together in its hybrid program.

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2006

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

B.   Revenue Recognition
------------------------

     The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

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



                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2006

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


E.   Net Earnings (Loss) Per Share of Common Stock (unaudited)
--------------------------------------------------------------

     The computation of earning (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Potentially issuable common shares totaling 817,964 related to warrants and 416,500 related to options were excluded from the calculation of fully diluted loss per share during 2006 and 2005.

                                                             For the six Months Ended
                                                             June 30,
                                                     2006          2005
                                                 ------------  ------------
     Basic Earnings per share:
      Income (Loss) (numerator)                  $   (24,403)  $  (198,140)
      Shares (denominator)                        15,427,759    15,427,759
                                                 ------------  ------------
      Per Share Amount                           $       .00   $     ( .01)
                                                 ============  ============
     Fully Diluted Earnings per share:
      Income (Loss) (numerator)                  $   (24,403)  $  (198,140)
      Shares (denominator)                        15,427,759    15,427,759
                                                 ------------  ------------
      Per Share Amount                           $       .00   $      (.01)
                                                 ============  ============

F.   Depreciation
-----------------

     The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets for the estimated lives of the assets.
     Depreciation is computed on the straight line method.
                                     7

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2006

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


L.   Capital Structure
----------------------

     The Company has two classes of stock. Preferred stock, 5,000,000 shares authorized, zero issued. Voting rights and liquidation preferences have not been determined. The Company also has voting common stock of 50,000,000 shares authorized, with 15,427,759 shares issued and outstanding. No dividends were paid in the six months ended 2006 and 2005.


                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2006

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

N.   Trade Receivables
----------------------

     The Company in the normal course of business extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.
     Since inception of the Company, no receivables have been charged off against the bad debt reserve. At the six months ended June 30, 2006, the Company's bad debt reserve was decreased to $20,000 due to revised contract collections with a specific customer. The $20,000 is a general reserve for balances over 90 days past due.


     The percentages of the major customers to total accounts receivable for the six months ended June 30, 2006 (unaudited) are as follows:


            Customer A          52%

            Customer B          13%

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

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2006

NOTE 3 - New Technical Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENTS NO. 133 AND
140. This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The adoption of SFAS No. 155 did not have an impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS - AN AMENDMENT OF FASB STATEMENT No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Company's consolidated financial statements.

NOTE 4 - Fixed Assets

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the office equipment, and furniture and fixtures, respectively. Scheduled below are the assets, costs and accumulated depreciation at June 30, 2006 (unaudited) and December 31, 2005.


                                                Depreciation          Accumulated
                                 Cost              Expense            Depreciation
                          ------------------- ------------------- -------------------
Assets                       June    December    June    December    June    December
                           30, 2006  31, 2005  30, 2006  31, 2005  30, 2006  31, 2005
                          --------- --------- --------- --------- --------- ---------
Computer Equipment        $ 60,922  $ 60,922  $  3,004  $  7,801   $57,540  $ 54,536

Furniture  & Fixtures       24,766    24,766     1,766     3,540     13,007   11,241
                          --------- --------- --------- --------- --------- ---------
     Totals               $ 85,688  $ 85,688  $  4,770  $ 11,341  $ 70,547  $ 65,777
                          ========= ========= ========= ========= ========= =========



                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2006

NOTE 5 - Income Taxes

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 ("SFAS No. 109") "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the period June 30, 2006 (unaudited) and the year ended December 31, 2005 consisted of the following:

                                                     2006          2005
                                                 ------------  ------------
     Current:
          Federal                                $     1,000   $    23,216
          State                                          300        17,596
     Deferred:
          Federal                                     (5,100)      (17,070)
          State                                       (1,200)       (2,550)
                                                 ------------  ------------
     Total Tax Provision (Benefit)               $    (5,000)  $    21,192
                                                 ============  ============
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The
Company's total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at June 30, 2006 (unaudited) and December
31, 2005 are as follows:

     Depreciation
          Federal                                $    (2,175)  $    (2,175)
          State                                         (325)         (325)
     Reserve for Bad Debts
          Federal                                     12,890        12,890
          State                                        1,930         1,930
     Vacation Accrual
          Federal                                     11,455         6,355
          State                                        2,145           945
                                                 ------------  ------------
                                                 $    25,920   $    19,620
                                                 ============  ============
The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

     Expense at Federal Statutory Rate - 34%     $   (13,345)  $    (2,765)
     State Tax Effects                                (1,005)        7,707
     Non Deductible Expenses                           4,215        18,800
     Taxable Temporary Differences                     5,135        17,505
     Deductible Temporary Differences                      -          (435)
     Asset Valuation Allowance                             -       (19,620)
                                                 ------------  ------------
     Income Tax Expense                          $    (5,000)  $    21,192
                                                 ============  ============

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2006

NOTE 6 - Operating Leases (unaudited)


The Company's lease on its 3,504 square feet of office space at 5150 East Pacific Coast Highway, Long Beach, California 90804 expired on February 28, 2006. Prior to expiration of the lease, the Company was leasing the space for $6,482 per month. Subsequent to the year end, the Company negotiated a five year extension of its lease agreement. In July 2006, the Company negotiated an amendment to its lease agreement granting the Company a one time right to terminate the lease after three years in accordance with the terms of the amendment. The monthly lease payments increased to $7,008 per month for the first year with 3% annual increased in the following years, resulting in monthly lease payment of $7,435 at the expiration of the lease. The space the Company is leasing is sufficiently large enough to accommodate all of its administrative needs.

Total Lease Commitments:                             Year          Amount
                                                 ------------  ------------
                                                        2006   $    72,598
                                                        2007        86,198
                                                        2008        88,784
                                                        2009        91,450
                                                        2010        94,196
                                                   Thereafter       15,776
                                                               ------------
                                                        Total  $   449,002
                                                               ============

Rent expense for the six months ended June 30, 2006 and June 30, 2005 was $45,548 and $40,247 respectively.

NOTE 7 - Major Customers

The Company had two customers who, accounted for 10 percent, or more, o the Company's total revenues during the six months ended June 30, 2006 and two customers in the year ended December 31, 2005. The percentages of total revenues for the six months ended June 30, 2006 and the year ended December 31, 2005 are as follows:

                                                   June 30,    December 31,
                                                     2006          2005
                                                 ------------  ------------
                                                 (unaudited)
          Customer A                                     24%           21%
          Customer B                                     12%           10%

</Table



                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2006

NOTE 8 - Accrued and Other Liabilities

                                                        June 30,    December 31,
                                                          2006          2005
                                                      ------------  ------------
     Accrued liabilities consist of the following:    (unaudited)
     Employment Enrollment Fees                       $   131,805   $   144,000
     Compensated Absences                                  34,139        18,719
     Legal Fees                                            76,057        48,000
     Other                                                 24,186        25,457
                                                      ------------  ------------
          Total                                       $   266,187   $   236,176
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

The exercise price of the options is $.05. The fair market value of the options at the date of grant was determined to be $.035 due to earlier issuances for cash of this stock. The plan calls for a total of 1,000,000 shares to be held for grant. A summary of activity follows:


2002 Stock Option Plan
                                                        Weighted
                                                         Average
                                                          Number      Exercise
                                                        of Shares      Price
                                                      ------------  ------------
     Outstanding, January 1, 2005                          66,250   $       .05
       Granted                                                  -             -
       Exercised                                                -             -
       Canceled                                                 -             -
                                                      ------------  ------------
     Outstanding, December 31, 2005                        66,250   $       .05
                                                      ============  ============
     Exercisable, December 31, 2005                        66,250   $       .05
                                                      ============  ============
     Outstanding, January 1, 2006                          66,250   $       .05
       Granted                                                  -             -
       Exercised                                                -             -
       Canceled                                                 -             -
     Outstanding, June 30, 2006                            66,250   $       .05
                                                      ============  ============
     Exercisable, June 30, 2006                            66,250   $       .05
                                                      ============  ============

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2006

NOTE 9 - Options for Purchase of Common Stock (continued)

In accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, $0 and $1,858 has been charged to compensation expense for the six months ended June 30, 2006 and year ended December 31, 2005.

The fair value of the option grant was established at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                      2006
                                                  ------------
     Risk-free interest rate                             4.0%
       Dividend yield                                      0%
       Volatility                                         71%
       Average expected term (years to exercise date)     1/2

Employee stock options outstanding and exercisable under this plan as of June 30, 2006 are:

                                     Weighted
                      Weighted        Average                Weighted
Range of             Average of     Remaining               Average of
Exercise               Exercise    Contractual               Exercise
  Price     Options     Price      Life (years)   Options      Price
---------- --------- -----------   ------------  ---------  -----------
$ .05        66,250    $    .05           1.17     66,250     $    .05

On November 18, 2005, at the Annual Meeting of Stockholders of the Company, the Company and its shareholders adopted the Pacific Health Care Organization, Inc., 2005 Stock Option Plan. The plan provides for the grant of Company securities, including options, warrants and restricted stock to officers, consultants and employees to acquire shares of the Company's common stock at a purchase price equal to or greater than fair
market value as of the date of the grant.   Options are exercisable six
months after the grant date and expire five years from the grant date.
The plan permits the granting of up to 1,000,000 common shares of the Company. To date, no securities have been granted under this plan.

NOTE 10 - Stock Option Agreement

On April 20, 2004, the board of directors agreed to a stock option agreement with an officer of the Company's subsidiary, Medex, effective as of October 11, 2004. The agreement calls for the grant of 350,000 options that vest and are exercisable as follows: 100,000 the first year, with an exercise price of $.05; 100,000 the second year, with an exercise price of $.10; and 150,000 the third year, with an exercise price of $.20. The options expire three years from the date of grant.

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                   For the Six Months Ended June 30, 2006

NOTE 10 - Stock Option Agreement (continued)


2004 Stock Option Agreement
                                                        Weighted
                                                         Average
                                                          Number      Exercise
                                                        of Shares      Price
                                                      ------------  ------------
     Outstanding, January 1, 2005                         350,000   $       .13
       Granted                                            350,000             -
       Exercised                                                -             -
       Canceled                                                 -             -
                                                      ------------  ------------
     Outstanding, December 31, 2005                       350,000   $       .13
                                                      ============  ============
     Exercisable, December 31, 2005                       200,000           .04
                                                      ============  ============
     Outstanding, January 1, 2006                         350,000   $       .13
       Granted                                                  -             -
       Exercised                                                -             -
       Canceled                                                 -             -
                                                      ------------  ------------
     Outstanding, June 30, 2006                           350,000   $       .13
                                                      ============  ============
     Exercisable, June 30, 2006                           350,000   $       .13
                                                      ============  ============

In accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION,
$0 and $15,121 has been charged to compensation expense for the six months ended June 30, 2006 and year ended December 31, 2005. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                     June 30, 2006
                                                     -------------
     Risk-free interest rate                                 4.0%
     Dividend yield                                            0%
     Volatility                                              (71%)
     Average expected term (years to exercise date)           1/2

                        Pacific Health Care Organization, Inc.
                            Notes to Financial Statements
                        For the Six Months Ended June 30, 2006

NOTE 10 - Stock Option Agreement (continued)

Employee stock options outstanding and exercisable under this agreement as of June 30, 2006 are:


                                     Weighted
                      Weighted        Average                Weighted
Range of             Average of     Remaining               Average of
Exercise               Exercise    Contractual               Exercise
  Price     Options     Price      Life (years)   Options      Price
---------- --------- -----------   ------------  ---------  -----------
$.05 -.20   350,000  $      .13            .83    350,000   $       .3

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

The Defendants have answered the complaint and defendants along with Medex have filed a Cross-Complaint against the Plaintiffs based in part on certain alleged misrepresentations made by Plaintiffs at the time of the merger between Medex and PHCO. The parties are currently engaged in discovery. The parties to the litigation have agreed to submit to binding arbitration, which is currently scheduled to occur in September 2006. The Company believes that the claims by Plaintiffs are without merit.

NOTE 12 - Unaudited Information

The financial statement for the six months ended June 30, 2006 was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are in the opinion of management, necessary to properly reflect the results of the six months ended June 30, 2006, and are of a normal, recurring nature. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

     The Company, by virtue of its continued certification as an HCO, is statutorily deemed to be qualified as an approved Medical Provider Network ("MPN") as created by SB 899, and effective as of January 1, 2005. It is anticipated that a significant number of employer clients will avail themselves of the MPN program rather than the HCO program; others will utilize the provisions of the HCO program, while still others will use both in conjunction with each other.

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

     The Company's future capital requirements will depend upon its ability to successfully implement its business plan and other factors, including
(i) the ability of the Company to maintain its existing customer base and to expand its customer base, and (ii) overall financial market conditions where the Company might seek potential investors.

     The Company is also seeking potential business acquisitions based on, among other criteria, the economics of any deal and subsequent projected cash flow. The Company may also seek additional funding through the sale of its common stock.

     As of June 30, 2006, the Company had cash on hand of $460,421, compared to $296,436 at June 30, 2005. This $163,985 increase in cash on hand is due primarily to increased revenues. Management believes that cash on hand and anticipated revenues will be sufficient to cover operating costs over the next twelve months. Therefore, the Company does not anticipate needing to find other sources of capital at this time. If the Company's revenues, however, are less than anticipated the Company will need to find other sources of capital to continue operations. The Company would then seek additional capital in the form of debt and/or equity financing. While the Company believes that it is capable of raising additional capital, if needed, there is no assurance that the Company will be successful in locating other sources of capital on favorable terms or at all.

RESULTS OF OPERATIONS

     Comparison of Six Months Ended June 30, 2006 and 2005
     -----------------------------------------------------

     Workers' compensation costs in California continue to remain excessive which continues to motivate employers to search for ways to control this cost. Revenues for the six months ended June 30, 2006 increased over the same period of 2005, and the Company expects to see new growth in the sign-up of MPN customers. In the six months ended June 30, 2006, revenues increased to $981,415 compared to $794,427 during the six months ended June 30, 2005. A large portion of the revenue increase was attributable to billing employee data maintenance costs to the clients which the Company in turn paid to an outside firm. The Company believes that it can continue to build upon its revenue base during the remainder of the current fiscal year, however, revenues can be adversely affected by the loss of any one major customer or a negative change in laws affecting our business or other factors that may or may not be within our control.

     During the six months ended June 30, 2006, consulting fees decreased 27% to $44,708. This reduction was primarily the result of lower information systems and marketing expenses. The Company anticipates consulting fees will continue to be lower during the upcoming fiscal quarters in comparison to the prior year.

     Salaries & wages increased 3% to $361,021. This increase was due to a salary increase given to one of the officers of the Company. The Company expects salaries & wages to remain fairly constant throughout 2006.

     In the six months ended June 30, 2006, the Company incurred professional fees of $186,533 compared to $210,144 during the six months ended June 30, 2005. The decrease in professional fees in 2006 is largely attributable to lower public relations fees and no longer outsourcing nurse case management. The Company anticipates professional fees will increase significantly during the remainder of the current fiscal year primarily as a result of increased legal costs associated with the lawsuit filed against the Company by Messers. Tietelbaum and Alexakis. Currently, binding arbitration of this matter is scheduled for September 2006. The Company expects legal fees to increase significantly in connection with preparation for and participation in the arbitration.

     In the six months ended June 30, 2006, the Company incurred insurance expense of $70,300 compared to $35,977 for June 30, 2005. This increase in insurance expense is the result of the Company acquiring directors and officers liability insurance coverage. The Company anticipates that insurance costs will be higher during the balance of fiscal 2006.

     In the six months ended June 30, 2006, the Company incurred employment enrollment fees of $37,533 compared to $128,664 during the six months ended June 30, 2005. The decrease was a result of over estimating employment enrollment fees during the six months ended June 30, 2005. The Company is required to pay a fee to the State of California for each person it enrolls. As a result of the over accrual of employment enrollment fees in 2005, we anticipate lower employment enrollment fees, as compared to 2005, throughout the balance of the 2006 fiscal year.

     During the six month ended June 30, 2006, general & administrative expenses rose 56% to $307,535 compared to $197,040 in the six months ended June 30, 2005. This increase in general & administrative expenses is attributable to the Company paying an outside firm for employee data maintenance cost. We expect that general & administrative costs will continue to be higher throughout the remainder of the 2006 fiscal year as compared to the 2005 fiscal year.

     Total expenses incurred in the six months ended June 30, 2006, equaled $1,012,400 compared to $933,647 during the six month ended June 30, 2005. This 8% increase in total expenses is primarily the result of increases in insurance and general and administrative expenses, including outside employment data maintenance fees. As discussed above, these increases were partially offset by decreases in advertising, bad debt reserves, public relations and nurse case management fee expenses.

     As a result of the aforementioned increases in revenues and total expenses, during the six months ended June 30, 2006, the Company realized a net loss of $29,403 compared to a net loss of $198,140 during the six months ended June 30, 2005. The Company does not anticipate a profit in 2006 compared to 2005 due to the uncertain cost of ongoing litigation.

Comparison of the three months ended June 30, 2006 and 2005
-----------------------------------------------------------

     During the three months ended June 30, 2006, revenues decreased to $408,169 compared to $438,828 during the three months ended June 30, 2005. The primary contributing factor to the decrease in revenue in the current fiscal year was attributable to lower MPN rates paid by one of our major customers. While this customer will continue to pay lower rates throughout the balance of the year, the Company believes that it can continue to build upon its revenue base during the remainder of the current fiscal year. As discussed above, however, revenues can be adversely affected by the loss of any one major customer or a negative change in laws affecting our business or other factors that may or may not be within our control

     During the three months ended June 30, 2006, consulting fees decreased 25% to $26,501. This reduction was primarily the result of lower information systems and marketing expenses. The Company anticipates consulting fees will continue to be lower during the upcoming fiscal quarters in comparison to the prior year.

     Salaries & wages increased 8% to $191,746. This increase was due to a salary increase given to one of the officers of the Company. The Company expects salaries & wages to remain fairly constant throughout the remainder of 2006.

     In the three months ended June 30, 2006, the Company incurred professional fees of $132,071 compared to $105,705 during the three months ended June 30, 2005. The increases in professional fees in 2006 is largely attributable to higher legal and accounting fees. The increased legal and accounting fees were partially offset by lower public relations fees and no longer outsourcing nurse case management. The Company anticipates professional fees will increase significantly during the rest of the current fiscal year primarily as a result of increased legal costs associated with the lawsuit filed against the Company by Messers. Tietelbaum and Alexakis. Currently, binding arbitration of this matter is scheduled for September 2006. The Company expects legal fees to increase significantly in connection with preparation for and participation in the arbitration.

     In three months ended June 30, 2006, the Company incurred insurance expense $33,721 compared to $19,462 for June 30, 2005. This increase in insurance expense is the result of the Company acquiring directors and officers' liability insurance coverage. The Company anticipates that insurance costs will be higher during the balance of fiscal 2006.

     In the three months ended June 30, 2006, the Company incurred employment enrollment fees of $9,333 compared to $78,732 during the three months ended June 30, 2005. The decrease was the result of over estimating employment enrollment fees during the three months ended June 30, 2005.
The Company is required to pay a fee to the State of California for each person it enrolls. As a result of the over accrual of employment enrollment fees in 2005, we anticipate lower employment enrollment fees, compared to 2005, throughout the balance of the 2006 fiscal year.

     During the three month ended June 30, 2006, general & administrative expenses rose 63% to $153,732 compared to $94,380 in the three months ended June 30, 2005. This increase in general & administrative expenses is attributable to the Company paying an outside firm for employee data maintenance costs. This increase was partially offset by reductions in equipment repairs and printing cost.

     Total expenses incurred in the three months ended June 30, 2006, equaled $549,489 compared to $515,856 during the three month ended June 30, 2005. As discussed above, this 7% increase in total expenses is primarily the result of increases in insurance, professional fees and employee data maintenance fees, which increases were partially offset by decreases in employment enrollment fees.

     As a result of the aforementioned decrease in revenues and increase in total expenses, during the three months ended June 30, 2006, the Company realized net loss of $95,022 compared to a net loss of $76,538 during the three months ended June 30, 2005. The Company does not anticipate a profit in 2006 compared to 2005 due to the uncertain cost of ongoing litigation.

CASH FLOW

      During the six months ended June 30, 2006 cash was primarily used to
fund operations.   We had a net increase in cash of $115,330 during the six
months ended June 30, 2006. See below for additional discussion and analysis of cash flow.

                                                  For the six months ended
                                                          June 30,
                                                 --------------------------
                                                     2006          2005
                                                  (unaudited)   (unaudited)
                                                 ------------  ------------
     Net cash provided by (used in)
       operating activities                      $   115,330   $  (210,239)
     Net cash used in investing activities                 -             -
     Net cash provided by (used in)
       financing activities                                -             -
                                                 ------------  ------------
     Net Change in Cash                          $   115,330   $  (210,239)
                                                 ============  ============

     During the six months ended June 30, 2006, net cash provided by operating activities was $115,330, compared to net cash used in operating activities of $210,239 during the six months ended June 30, 2005. This increase in cash flow from operating activities is a result of collections of accounts receivable, an increase in unearned revenue and accrued expenses, which increases were partially offset by decreases in accounts payable and income tax payable.

     The Company did not engage in investing activities during the first six months of 2006 or 2005.

     The Company did not engage in financing activities in the first six months of 2006 or 2005.

SUMMARY OF MATERIAL CONTRACTUAL COMMITMENTS


(Stated in thousands)

                                                  Payment Period
                            ------------------------------------------------------
Contractual Commitments                Less than                             After
                                Total     1 year   2-3 years  4-5 years    5 years
                            ------------------------------------------------------
Operating Leases            $231,900   $ 42,048    $174,982   $185,646   $ 15,776
                            ------------------------------------------------------
     Total                  $231,900   $ 42,048    $174,982   $185,646   $ 15,776
                            ======================================================

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

     As of June 30, 2006 the Company had no off-balance sheet financing arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENTS NO. 133 AND
140. This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The adoption of SFAS No. 155 did not have an impact on the Company's consolidated financial statements.

     In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS - AN AMENDMENT OF FASB STATEMENT No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Company's consolidated financial statements.

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

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the company and it's wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

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

     The Defendants have answered the complaint and defendants along with Medex have filed a Cross-Complant against the Plaintiffs based in part on certain alledged misrepresentations made by Plaintiffs at the time of the merger between Medex and PHCO. The parties are engaged in discovery. The parties to the litigation have agreed to submit to binding arbitration, which is currently scheduled to occur in September of this year. The Company believes that the claims by Plaintiffs are without merit.

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


                         PACIFIC HEALTH CARE ORGANIZATION, INC.




August 10, 2006          /S/ Tom Kubota
                         -------------------------------------------
                         Tom Kubota, Chief Executive Officer

August 11, 2006          /S/ Donald C. Hellwig
                         -------------------------------------------
                         Donald C. Hellwig, Chief Financial Officer


August 14, 2006          /S/ Donald P. Balzano
                         -------------------------------------------
                         Donald P. Balzano
                         Chief Executive Officer, Medex Healthcare, Inc.