Form 10QSB
period 2006-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2006-11-14
CIK 1138476

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
 September 30, 2006                                           000-50009


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                  ----------------------------------------
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                  -------
       (State or other jurisdiction of incorporation or organization)

                                 87-0285238
                                ------------
                    (I.R.S. Employer Identification No.)

                     21 Toulon, Newport Beach, CA 92660
                    ------------------------------------
                  (Address of principal executive offices)

                               (949) 721-8272
                              ----------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered purusant to Section 12 (g) of the Act: Common Stock, $.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

As of October 18, 2006, the registrant had 15,427,759 shares of its common stock, par value $.001 issued and outstanding.

Transitional small business disclosure format.  Yes [ ]  No [X]


                      PART I.   FINANCIAL INFORMATION
                       Item 1. Financial Information

                   Pacific Health Care Organization, Inc.
                               Balance Sheets

                                   ASSETS
                                                  September     December
                                                  30, 2006      31, 2005
                                                ------------  ------------
                                                 (Unaudited)
Current Assets
  Cash                                          $   315,252   $   345,091
  Accounts receivable, net of allowance
   of $20,000                                       312,488       351,311
  Federal income tax receivable                      23,216             -
  Deferred tax asset                                 43,411        19,620
  Prepaid expenses                                   60,565        42,871
                                                ------------  ------------
     Total current assets                           754,932      758,893

Property and equipment, net (note 4)
  Computer equipment                                 60,922        60,922
  Furniture & fixtures                               24,766        24,766
                                                ------------  ------------
     Total property & equipment                      85,688        85,688

     Less: accumulated depreciation                 (72,932)      (65,777)
                                                ------------  ------------
     Net property & equipment                        12,756        19,911
                                                ------------  ------------
     Total assets                               $   767,688   $   778,804
                                                ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable                              $    19,035   $    41,083
  Accrued expenses (note 8)                         296,855       236,176
  Income tax payable                                  7,268        40,812
  Unearned revenue                                  125,413        35,352
                                                ------------  ------------
  Total current liabilities                         448,571       353,423
                                                ------------  ------------
  Total liabilities                                 448,571       353,423
                                                ------------  ------------

Commitments

Shareholders' Equity
  Preferred stock; 5,000,000 shares
   authorized at $0.001 par value;
   zero shares issued and outstanding                     -             -
  Common stock; 50,000,000 shares
   authorized at $ 0.001 par value;
   15,427,759 shares issued and outstanding          15,428        15,428
  Additional paid-in capital                        610,007       603,148
  Accumulated (deficit)                            (306,318)     (193,195)
                                                ------------  ------------
     Total stockholders' equity                     319,117       425,381
                                                ------------  ------------
     Total liabilities and stockholders' equity $   767,688   $   778,804
                                                ============  ============

               The accompanying notes are an integral part of
                  these consolidated financial statements
                                     2

                   Pacific Health Care Organization, Inc.
                          Statements of Operations
                                (Unaudited)

                                 For three months ended      For nine months ended
                                       September 30,              September 30,
                               -------------------------- --------------------------
                                   2006          2005         2006           2005
                               ------------  ------------ ------------  ------------
Revenues                       $   482,170   $   590,184  $ 1,463,585   $ 1,384,611
                               ------------  ------------ ------------  ------------
Expenses
  Depreciation                       2,385         5,578        7,155        16,734
  Consulting Fees                   37,756        19,526       82,464        80,358
  Salaries & Wages                 177,745       203,467      538,766       553,300
  Professional Fees                217,788        40,799      404,321       250,942
  Insurance                         25,801        22,144       96,101        58,122
  Employment enrollment              9,333        36,000       46,866       164,664
  General & Administrative         141,089       179,254      448,624       376,294
                               ------------  ------------ ------------  ------------
    Total expenses                 611,897       506,768    1,624,297     1,500,414
                               ------------  ------------ ------------  ------------

Income (Loss) from operations     (129,727)       83,416     (160,712)     (115,803)

Other income:
  Interest income                      300           554        1,882          1,634
                               ------------  ------------ ------------  ------------
    Total other income                 300           554        1,882          1,634
                               ------------  ------------ ------------  ------------

Income (Loss) before taxes        (129,427)       83,970     (158,830)     (114,169)

    Income tax
    provisions (benefit)           (40,707)            -      (45,707)            -
                               ------------  ------------ ------------  ------------
    Net income (loss)          $   (88,720)  $    83,970  $  (113,123)  $  (114,169)
                               ============  ============ ============  ============

               The accompanying notes are an integral part of
                  these consolidated financial statements
                                     3

                   Pacific Health Care Organization, Inc.
                          Statements of Cash Flows
                                (Unaudited)

                                                              For the nine months
                                                              ended September 30,
                                                              2006          2005
                                                          ------------  ------------
Cash flows from Operating Activities:
  Net loss                                                $  (113,123)  $  (114,169)
  Adjustments to reconcile net loss to net cash:
   Depreciation                                                 7,155        16,734
   Stock options issued for services                            6,859        13,770
  Changes in operating assets & liabilities:
   (Increase) decrease in prepaid expenses                    (17,694)          305
   (Increase) decrease in deferred tax asset                  (23,791)            -
   (Increase) decrease in accounts receivable                  38,823      (101,364)
   (Increase) decrease in federal income tax receivable       (23,216)            -
   Increase (decrease) in accounts payable                    (22,048)       (8,193)
   Increase (decrease) in accrued expenses                     60,679        40,449
   Increase (decrease) in income tax payable                  (33,544)            -
   Increase (decrease) in unearned revenue                     90,061        (9,983)
                                                          ------------  ------------
       Net Cash Provided By (Used In) Operating Activities    (29,839)     (162,451)

Cash flows from Investing Activities:
                                                          ------------  ------------
       Net Cash Used In Investing Activities                        -             -

Cash flows from Financing Activities:
                                                          ------------  ------------
       Net Cash Provided By Financing Activities                    -             -
                                                          ------------  ------------

       Increase (decrease) in cash                            (29,839)     (162,451)

       Cash at beginning of period                            345,091       506,675
                                                          ------------  ------------
       Cash at end of period                              $   315,252   $   344,224
                                                          ============  ============
Supplemental  Cash Flow Information
Cash paid for:
  Interest                                                $         -   $         -
                                                          ============  ============
  Taxes                                                   $     1,857   $         -
                                                          ============  ============

               The accompanying notes are an integral part of
                  these consolidated financial statements
                                     4

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2006

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

The principle business of the Company is that of its wholly owned subsidiary Medex. Health Care Organizations ("HCOs") are networks of medical providers established to serve the Workers' Compensation industry. In the original legislation establishing HCOs, the California legislature mandated that if an employer contracts services from an HCO, the injured workers must be given a choice between at least two HCOs. Medex recognized early on that two HCO certifications were necessary to be competitive. Instead of aligning with a competitor, Medex elected to go through the lengthy application process with the DIR twice and received certification to operate two separate HCOs. While there is no longer a statutory requirement to offer two HCOs to employers Medex continues to retain its two certifications, so that employer clients have the option of offering one or two HCOs to their employees. The Company believes its ability to offer two HCOs gives potential clients greater choice, which is favored by a number of employers, especially those with certified bargaining units.

Through the two licenses to operate HCOs, the Company offers injured workers a choice of enrolling in an HCO with a network managed by primary care providers requiring a referral to specialists or a second HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

The two HCO certifications obtained by Medex cover the entire state of
California.   Medical and indemnity costs associated with Workers'
Compensation in the state California are billions of dollars annually. The two HCO networks have contracted with over 3,200 individual providers and clinics, as well as, hospitals, pharmacies, rehabilitation centers and other ancillary services making the Company's HCOs capable of providing comprehensive medical services throughout this region. The Company is continually developing these networks based upon the nominations of new clients and the approvals of their claims' administrators.

Medex, by virtue of its continued certification as an HCO, is statutorily deemed to be qualified as an approved Medical Provider Network ("MPN"). A significant number of employer clients have availed themselves of the MPN program rather than the HCO program; others utilize the provisions of the HCO program, while others will use both in conjunction with each other. Medex is currently the only entity that offers both programs together in its hybrid program.
                                     5

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2006

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

Because the Company contracts with medical providers, who own their own medical equipment such as x-ray machines, the Company does not typically incur large capital expenditures. The Company does, however, incur fixed costs such as liability insurance and other usual costs of running an office.

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

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.   Cash Equivalents
---------------------

     The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

D.   Concentrations
-------------------

     Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions. At times, such cash and investments may be in excess of the FDIC insurance limit.

E.   Net Earnings (Loss) Per Share of Common Stock (unaudited)
--------------------------------------------------------------

     The computation of earning (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Potentially issuable common shares totaling 416,250 related to options were considered but excluded from the calculation of fully diluted loss per share during 2006 and 2005.

                                                For the Nine Months Ended
                                                       September 30,
                                                    2006          2005
                                                ------------  ------------
    Basic Earnings per share:
       Income (Loss) (numerator)                $  (113,123)  $  (114,169)
       Shares (denominator)                      15,427,759    15,427,759
                                                ------------  ------------
       Per Share Amount                         $      (.01)  $      (.01)
                                                ============  ============

    Fully Diluted Earnings per share:
       Income (Loss) (numerator)                $  (113,123)  $  (114,169)
       Shares (denominator)                      15,427,759    15,427,759
                                                ------------  ------------
       Per Share Amount                         $      (.01)  $      (.01)
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

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.   Use of Estimates
---------------------

     The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

L.   Capital Structure
----------------------

     The Company has two classes of stock. Preferred stock, 5,000,000 shares authorized, zero issued. Voting rights and liquidation preferences have not been determined. The Company also has voting common stock of 50,000,000 shares authorized, with 15,427,759 shares issued and outstanding. No dividends were paid in the nine months ended 2006 and 2005.

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

M.   Stock-Based Compensation
-----------------------------

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. (revised 2004), "Share-Based Payment," ("SFAS 123(R) ") which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options and stock purchases related to the Company's employee stock option and award plans based on estimated fair values. SFAS 123(R) superseded the Company's previous accounting under Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" ("APB25") for periods beginning in fiscal 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2005, the first day of the Company's fiscal year 2005. Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 and 2005 was $0 and $0, respectively, related to employee stock options issued during the periods.

N.   Trade Receivables
----------------------

     The Company, in the normal course of business, extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. At the nine months ended September 30, 2006, a $20,000 general reserve for balances over 90 days past due has been established.

     The percentages of the major customers to total accounts receivable for the nine months ended September 30, 2006 (unaudited) are as follows:


               Customer A                 37%
               Customer B                 12%


                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2006

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS

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

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF
FINANCIAL ASSETS   AN AMENDMENT OF FASB STATEMENT No. 140. This Statement
amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have an impact on the Company's consolidated financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other that a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company's consolidated financial statements.

NOTE 4 - FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the office equipment, and furniture and fixtures, respectively. Scheduled below are the assets, costs and accumulated depreciation at September 30, 2006 (unaudited) and December 31, 2005.

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2006

NOTE 4 - FIXED ASSETS (CONTINUED)

                                              Depreciation          Accumulated
                            Cost                Expense            Depreciation
                   --------------------- --------------------- ---------------------
                   September   December  September   December  September   December
Assets              30, 2006   31, 2005   30, 2006   31, 2005   30, 2006   31, 2005
                   ---------- ---------- ---------- ---------- ---------- ----------
Computer
 Equipment         $  60,922  $  60,922  $   4,506  $   7,801  $  59,042  $  54,536
Furniture
 & Fixtures           24,766     24,766      2,649      3,540     13,890     11,241
                   ---------- ---------- ---------- ---------- ---------- ----------
     Totals        $  85,688  $  85,688  $   7,155  $  11,341  $  72,932  $  65,777
                   ========== ========== ========== ========== ========== ==========

NOTE 5 - INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 ("SFAS No. 109") "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the period September 30, 2006 (unaudited) and the year ended December 31, 2005 consisted of the following:

                                                    2006          2005
                                                ------------  ------------
    Current:
         Federal                                $   (23,216)  $    23,216
         State                                        1,300         17,596
    Deferred
         Federal                                    (16,424)       (17,070)
         State                                  $    (7,367)  $    (2,550)
                                                ------------  ------------
    Total Tax Provision (Benefit)               $   (45,707)  $    21,192
                                                ============  ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at September 30, 2006 (unaudited) and December 31, 2005 are as follows:

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2006

NOTE 5 - INCOME TAXES (CONTINUED)

                                                    2006          2005
                                                ------------  ------------
    Depreciation
         Federal                                $    (2,175)  $    (2,175)
         State                                         (325)         (325)
    Reserve for Bad Debts
         Federal                                      6,770         12,890
         State                                        1,030          1,930
    Vacation Accrual
         Federal                                      8,244          6,355
         State                                        1,212            945
    NOL carryforward
         Federal                                     20,655              -
         State                                       8,000               -
                                                ------------  ------------
                                                $    43,411   $    19,620
                                                ============  ============

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

                                                    2006          2005
                                                ------------  ------------
    Expense at Federal Statutory Rate           $   (39,167)  $    (2,765)
    State Tax Effects                                (8,633)        7,707
    Non Deductible Expenses                           6,324        18,800
    Taxable Temporary Differences                     1,889        17,505
    Deductible Temporary Differences                 (6,120)         (435)
    Deferred Tax Asset Valuation Allowance                -       (19,620)
                                                ------------  ------------
    Income Tax Provision (Benefit)              $   (45,707)  $    21,192
                                                ============  ============

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

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2006

NOTE 6 - OPERATING LEASES (UNAUDITED) (CONTINUED)

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
                                                    ============

Rent expense for the nine months ended September 30, 2006 and September 30, 2005 was $59,372 and $60,942 respectively.

NOTE 7 - MAJOR CUSTOMERS

The Company had two customers who, accounted for 10 percent, or more of the Company's total revenues during the nine months ended September 30, 2006 and two customers in the year ended December 31, 2005. The percentages of total revenues for the nine months ended September 30, 2006 and the year ended December 31, 2005 are as follows:

                                              September 30,   December 31,
                                                   2006           2005
                                              -------------  -------------
                                               (unaudited)
         Customer A                                     19%            21%
         Customer B                                     13%            10%

NOTE 8 - Accrued and Other Liabilities

                                                        September 30,   December 31,
                                                             2006           2005
                                                        -------------  -------------
                                                         (unaudited)
    Accrued liabilities consist of the following:
         Employment Enrollment Fees                     $    141,138   $    144,000
         Compensated Absences                                 24,248         18,719
         Legal Fees                                          122,469         48,000
         Other                                                 9,000         25,457
                                                        -------------  -------------
              Total                                     $    296,855   $    236,176
                                                        =============  =============

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2006

NOTE 9 - OPTIONS FOR PURCHASE OF COMMON STOCK

In August 2002, the Company adopted a stock option plan. The plan provides for the grant of options to officers, consultants and employees to acquire shares of the Company's common stock at a purchase price equal to or greater than fair market value as of the date of the grant. Options are exercisable six months after the grant date and expire five years from the grant date.

In August 2002, the Company granted options to purchase up to 85,000 common shares of the Company at an exercise price of the options is $.05. As of the date of this report options to purchase 16,750 common shares have been exercised. The fair market value of the options at the date of grant was determined to be $.035 due to earlier issuances for cash of this stock. The plan calls for a total of 1,000,000 shares to be held for grant. A summary of activity follows:


2002 Stock Option Plan
----------------------
                                                   Weighted
                                                   Average
                                                    Number      Exercise
                                                  of Shares       Price
                                                ------------  ------------
    Outstanding, January 1, 2005                     66,250   $       .05
       Granted                                          -             -
       Exercised                                        -             -
       Canceled                                         -             -
                                                ------------  ------------
    Outstanding, December 31, 2005                   66,250   $       .05
                                                ============  ============
    Exercisable, December 31, 2005                   66,250   $       .05
                                                ============  ============

    Outstanding, January 1, 2006                     66,250   $       .05
       Granted                                          -             -
       Exercised                                        -             -
       Canceled                                         -             -
                                                ------------  ------------
    Outstanding, September 30, 2006                  66,250   $       .05
                                                ============  ============
    Exercisable, September 30, 2006                  66,250   $       .05
                                                ============  ============

In accordance with SFAS 123[R], SHARE-BASED PAYMENT, $0 and $1,858 has been charged to compensation expense for the nine months ended September 30, 2006 and year ended December 31, 2005.

The fair value of the option grant was established at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2006

NOTE 9 - OPTIONS FOR PURCHASE OF COMMON STOCK (CONTINUED)

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
     Average expected term (years to exercise date)                1/2

Employee stock options outstanding and exercisable under this plan as of September 30, 2006 are:

                                          Weighted
                            Weighted       Average                 Weighted
   Range of               Average of     Remaining               Average of
   Exercise                 Exercise   Contractual                 Exercise
      Price     Options        Price  Life (years)     Options        Price
  --------- -----------  -----------  ------------ -----------  -----------
  $    .05      66,250     $    .05          1.17      66,250   $      .05

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

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2006

NOTE 10 - STOCK OPTION AGREEMENT (CONTINUED)


2004 Stock Option Plan
----------------------
                                                   Weighted
                                                   Average
                                                    Number      Exercise
                                                  of Shares       Price
                                                ------------  ------------
    Outstanding, January 1, 2005                    350,000   $       .13
       Granted                                      350,000           -
       Exercised                                        -             -
       Canceled                                         -             -
                                                ------------  ------------
    Outstanding, December 31, 2005                  350,000   $       .13
                                                ============  ============
    Exercisable, December 31, 2005                  200,000           .04
                                                ============  ============

    Outstanding, January 1, 2006                    350,000   $       .13
                                                ============  ============
       Granted                                          -             -
       Exercised                                        -             -
       Canceled                                         -             -
                                                ============  ============
    Outstanding, September 30, 2006                 350,000   $       .13
                                                ============  ============
    Exercisable, September 30, 2006                 350,000   $       .13
                                                ============  ============

In accordance with SFAS 123[R], SHARE BASED PAYMENT, $6,859 and $15,121 has been charged to compensation expense for the nine months ended September 30, 2006 and year ended December 31, 2005. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                        September 30, 2006
                                                       --------------------
     Risk-free interest rate                                          4.0%
     Dividend yield                                                     0%
     Volatility                                                        71%
     Average expected term (years to exercise date)                    1/2


Employee stock options outstanding and exercisable under this agreement as of September 30, 2006 are:

                                          Weighted
                            Weighted       Average                 Weighted
   Range of               Average of     Remaining               Average of
   Exercise                 Exercise   Contractual                 Exercise
      Price     Options        Price  Life (years)     Options        Price
  --------- -----------  -----------  ------------ -----------  -----------
  $.05-.20     350,000    $     .13           .83     350,000  $       .13

                                     16

                   Pacific Health Care Organization, Inc.
                       Notes to Financial Statements
                For the Nine Months Ended September 30, 2006

NOTE 11 - LITIGATION

A complaint was filed in Orange County, California Superior Court, Case No. 04cc04645, by plaintiffs Marvin Teitelbaum, a shareholder of the Company, and Peter Alezakis, a shareholder and former director of the Company (collectively "Plaintiffs") on or about April 7, 2004 against the Company's president Tom Kubota, former secretary and director, now deceased, Rudy LaRusso and the Company (collectively "Defendants").

On September 22, 2006, a settlement agreement was reached between the Company, Medex and Tom Kubota and Marvin Teitelbaum and Peter Alexakis dismissing the complaint and cross complaint in the matter.

Each party to the action agreed to dismiss with prejudice their complaint and/or cross complaint in the above mentioned action. No party received any money, stock or other compensation as a result of the mutual release and settlement and each party agreed to be responsible for its own attorneys' fee.

NOTE 12 - UNAUDITED INFORMATION

The financial statement for the nine months ended September 30, 2006 was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are in the opinion of management, necessary to properly reflect the results of the nine months ended September 30, 2006, and are of a normal, recurring nature. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS AND RESULTS OF OPERATIONS

OVERVIEW

     The principle business of the Company is managing and administering two Health Care Organization licenses, or networks of medical providers, in the state of California through its wholly-owned subsidiary Medex. The HCO was created when the California legislature passed Assembly Bill 110 (the "Bill") in July of 1993, which deregulated the premiums paid by employers for workers' compensation insurance. The Bill was a collaboration of efforts by employers and organizations, such as plaintiffs' attorneys, who represent injured workers in an effort to curtail employers from leaving California due to escalating Workers' Compensation costs. The purpose of the bill was to address the problems of rising medical costs associated with poor quality care to injured workers and fraud.

     The Company, by virtue of its continued certification as an HCO, is statutorily deemed to be qualified as an approved Medical Provider Network ("MPN"). A significant number of employer clients have availed themselves of the MPN program rather than the HCO program; others utilize the provisions of the HCO program, while others will use both in conjunction with each other.

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

     The Company's future capital requirements will depend upon its ability to maintain and expand its existing customer and on overall financial market conditions where the Company might seek potential investors.

     The Company is also seeking potential business acquisitions based on, among other criteria, the economics of any deal and subsequent projected cash flow. The Company may also seek additional funding through the sale of its common stock.

     As of September 30, 2006, the Company had cash on hand of $315,252, compared to $344,224 at September 30, 2005. This $28,972 decrease in cash on hand is due primarily to the fact that increased revenues were more than offset by increased legal fees incurred in defending against the lawsuit brought by Peter Alexakis and Marvin Teitelbaum. Management believes that cash on hand and anticipated revenues will be sufficient to cover operating costs over the next twelve months. Therefore, the Company does not anticipate needing to find other sources of capital at this time. If the Company's revenues are less than anticipated, however, the Company will need to find other sources of capital to continue operations. The Company would then seek additional capital in the form of debt and/or equity financing. While the Company believes that it is capable of raising additional capital, if needed, there is no assurance that the Company would be successful in locating other sources of capital on favorable terms or at all.

RESULTS OF OPERATIONS

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
     -----------------------------------------------------------

     Workers' compensation costs in California continue to remain excessive which continues to motivate employers to search for ways to control this cost. Revenues for the nine months ended September 30, 2006 increased over the same period of 2005, and the Company expects to see new growth in the sign-up of MPN customers. In the nine months ended September 30, 2006, revenues increased to $1,463,585 compared to $1,384,611 during the nine months ended September 30, 2005. A large portion of the revenue increase was attributable to billing employee data maintenance costs to the clients which the Company in turn paid to an outside firm. The Company believes that it can continue to build upon its revenue base during the remainder of the current fiscal year, however, revenues can be adversely affected by the loss of any one major customer or a negative change in laws affecting our business or other factors that may or may not be within our control

     During the nine months ended September 30, 2006, consulting fees increased 3% to $82,464. This increase was a result of hiring a consultant to assist the Company with renewing licenses, providing legal services and interfacing with clients. The Company anticipates consulting fees will continue to be higher during the upcoming fiscal quarters in comparison to the prior year.

     Salaries & wages decreased 3% to $538,766. This decrease was primarily due to personnel changes at Medex, which we do not anticipate to be a trend. The Company expects salaries & wages to remain fairly constant throughout 2006.

     In the nine months ended September 30, 2006, the Company incurred professional fees of $404,321 compared to $250,942 during the nine months ended September 30, 2005. The increase in professional fees in 2006 is largely attributable to legal fees incurred in defending the lawsuit partially offset by the lower public relations fees and no longer outsourcing nurse case management. The Company anticipates professional fees will decrease significantly during the remainder of the fiscal year as a result of settling the lawsuit.

     In the nine months ended September 30, 2006, the Company incurred insurance expense of $96,101 compared to $58,122 for September 30, 2005. This increase in insurance expense is the result of the Company acquiring directors' and officers' liability insurance coverage. As a result, the Company anticipates that insurance costs will continue to be higher during the balance of fiscal 2006.

     In the nine months ended September 30, 2006, the Company incurred employment enrollment fees of $46,866 compared to $164,664 during the nine months ended September 30, 2005. The decrease was a result of over estimating employment enrollment fees during the nine months ended September 30, 2005. The Company is required to pay a fee to the state of California for each person it enrolls. As a result of the over accrual of employment enrollment fees in 2005, we have incurred lower employment enrollment fees during the first nine months of the 2006 fiscal year. We anticipate employment enrollment fees during the remainder of the 2006 fiscal year to remain lower as compared to the 2005 fiscal year.

     During the nine month ended September 30, 2006, general & administrative expenses rose 19% to $448,624 compared to $376,294 in the nine months ended September 30, 2005. This increase in general & administrative expenses is attributable to the Company paying an outside firm for employee data maintenance in connection with its MPN program.
This increase was partially offset by decreases in advertising, allowance for bad debts, postage, and printing. We expect that general & administrative costs will continue to be higher throughout the remainder of the 2006 fiscal year as compared to the 2005 fiscal year because of the increased number of MPN enrollees in the current fiscal year.

     Total expenses incurred in the nine months ended September 30, 2006, equaled $1,624,297 compared to $1,500,414 during the nine month ended September 30, 2005. This 8% increase in total expenses is primarily the result of increases in professional fees, insurance and general and administrative expenses. As discussed above, these increases were partially offset by decreases in employment enrollment fee accruals, advertising, bad debt reserves, public relations and nurse case management fee expenses.

     As a result of the aforementioned increases in revenues and total expenses during the nine months ended September 30, 2006, the Company realized a loss before taxes of $158,830 compared to a loss before taxes of $114,169 during the nine months ended September 30, 2005.

     During the nine months ended September 30, 2006, the Company realized an income tax benefit of $45,707. The Company realized no such benefit during the nine months ended September 30, 2006. This income tax benefit was the result of a net operating loss primarily resulting from legal costs incurred by the Company in connection with the litigation with Alexakis and Tietlebaum.

     For the reasons detailed above, during the nine months ended September 30, 2006 we realized a net loss of $113,123 compared to a net loss of $114,169. The Company does not anticipate a profit in 2006 due to the cost of the litigation.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
----------------------------------------------------------------

     During the three months ended September 30, 2006, revenues decreased to $482,170 compared to $590,184 during the three months ended September 30, 2005. The primary contributing factor to the decrease in revenue in the current fiscal year was attributable to lower MPN rates paid by one of our major customers. While this customer will continue to pay lower rates throughout the balance of the year, the Company believes that it can continue to build upon its revenue base during the remainder of the current fiscal year. As discussed above, however, revenues can be adversely affected by the loss of any one major customer or a negative change in laws affecting our business or other factors that may or may not be within our control.

     During the three months ended September 30, 2006, consulting fees increased 93% to $37,756. This increase was primarily the result of hiring an additional outside consultant as discussed above. The Company anticipates consulting fees will continue to be higher during the upcoming fiscal quarter in comparison to the prior year.

     Salaries & wages decreased 13% to $177,745. This reduction in salaries and wages was primarily due to personnel changes at Medex and a temporary leave of absence for clerical staff members. The Company expects salaries & wages to remain fairly constant throughout the remainder of 2006.

     In the three months ended September 30, 2006, the Company incurred professional fees of $217,788 compared to $40,799 during the three months ended September 30, 2005. The increase in professional fees in 2006 is largely attributable to higher legal fees associated with defending the Company from the lawsuit. The Company anticipates professional fees will decrease significantly during the rest of the current fiscal year primarily as a result of the settlement of litigation.

     In the three months ended September 30, 2006, the Company incurred insurance expense $25,801 compared to $22,144 for September 30, 2005. This increase in insurance expense is the result of the Company acquiring directors' and officers' liability insurance coverage. The Company anticipates that insurance costs will continue to be higher during the balance of fiscal 2006.

     In the three months ended September 30, 2006, the Company incurred employment enrollment fees of $9,333 compared to $36,000 during the three months ended September 30, 2005. As discussed above, the decrease was the result of over estimating employment enrollment fees during the three months ended September 30, 2005. As a result of the over accrual of employment enrollment fees in 2005, we anticipate lower employment enrollment fees, compared to 2005, throughout the balance of the 2006 fiscal year.

     During the three months ended September 30, 2006, general & administrative expenses decreased 21% to $141,089 compared to $179,254 in the three months ended September 30, 2005. This decrease in general & administrative expenses is attributable to lower bad debt expense and lower employee data maintenance fees. In future periods the Company anticipates general & administrative expenses will return to levels more consistent with those experienced during the 2005 fiscal year.

     Total expenses incurred in the three months ended September 30, 2006, equaled $611,897 compared to $506,768 during the three months ended September 30, 2005. As discussed above, this 21% increase in total expenses is primarily the result of increases in consulting fees and professional fees, which increases were partially offset by decreases in employment enrollment fees and general and administrative expenses.

     As a result of the aforementioned decrease in revenues and increase in total expenses, during the three months ended September 30, 2006, the Company realized a loss before taxes of $129,427 compared to income before taxes of $83,970 during the three months ended September 30, 2005.

     During the three months ended September 30, 2006, the Company realized an income tax benefit of $40,707. The Company realized no similar benefit during the three months ended September 30, 2006. This income tax benefit was the result of a year-to-date operating loss primarily resulting from legal costs incurred in defending the Company from the litigation with Alexakis and Teitelbaum.

     For the reasons detailed above, during the three months ended September 30, 2006 we realized a net loss of $88,720 compared to net income
of $83,970.   The Company does not anticipate realizing a profit in 2006 due to the cost of defending the Company in the litigation with Alexakis and Teitelbaum.

CASH FLOW

     During the nine months ended September 30, 2006 cash was primarily used to fund operations. We had a net decrease in cash of $29,839 during the nine months ended September 30, 2006. See below for additional discussion and analysis of cash flow.

                                                            For the nine months ended
                                                                  September 30,
                                                                2006         2005
                                                             (Unaudited)  (Unaudited)
                                                             -----------  -----------
Net cash provided by (used in) operating activities            $(29,839)   ($162,451)

Net cash used in investing activities                              -            -
Net cash provided by (used in) financing activities                -            -
                                                             -----------  -----------
 Net Change in Cash                                          $  (29,839)  $ (162,451)
                                                             ===========  ===========

     During the nine months ended September 30, 2006, net cash used in operating activities was $29,839, compared to net cash used in operating activities of $162,451 during the nine months ended September 30, 2005. This decrease in cash used in operating activities is a result of collections of accounts receivable and an increase in unearned revenue, which increases were partially offset by decreases in prepaid expenses, accounts payable, and income tax payable.

     The Company did not engage in investing or financing activities during the first nine months of 2006 or 2005.


SUMMARY OF MATERIAL CONTRACTUAL COMMITMENTS

(Stated in thousands)
                                                    Payment Period
                              -------------------------------------------------------
Contractual Commitments                   Less than                             After
                                   Total     1 year  2-3 years  4-5 years     5 years
                              -------------------------------------------------------
Operating Leases               $397,428    $21,024   $174,982   $185,646     $15,776
                              -------------------------------------------------------
     Total                     $397,428    $21,024   $174,982   $185,646     $15,776
                              =======================================================

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

     As of September 30, 2006 the Company had no off-balance sheet financing arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN
HYBRID FINANCIAL INSTRUMENTS   AN AMENDMENT OF FASB STATEMENTS NO. 133 AND
140.This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The adoption of SFAS No. 155 did not have an impact on the Company's consolidated financial statements.

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

     In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have an impact on the Company's consolidated financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

     In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other that a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company's consolidated financial statements.

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

     Management suggests that the Company's Summary of Significant Accounting Policies, as described in Note 2 of Notes to Consolidated Financial Statements, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company believes the critical accounting policies that most impact the Company's consolidated financial statements are described below.

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

ITEM 3.   CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
     -------------------------------------------------
     Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. They concluded that the controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

     CHANGES IN INTERNAL CONTROLS.
     -----------------------------
     There was no change in our internal control over financial reporting during the quarter ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                        PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On or about April 7, 2004, a complaint was filed in Orange County, California Superior Court, Case No. 04cc04645, by plaintiffs Marvin Teitelbaum, a shareholder of the Company, and Peter Alezakis, a shareholder and former director of the Company (collectively "Plaintiffs") on or about April 7, 2004 against the Company's president Tom Kubota, former secretary and director, now deceased, Rudy LaRusso and the Company (collectively "Defendants").

     On September 22, 2006, a settlement agreement was reached between the Company, Medex and Tom Kubota and Marvin Teitelbaum and Peter Alexakis dismissing the complaint and cross complaint in the matter.

     In the settlement, each party to the action agreed to dismiss with prejudice their complaint and/or cross complaint in the action. No party received any money, stock or other compensation as a result of the mutual release and settlement and each party agreed to be responsible for its own attorneys' fee.

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

                      PACIFIC HEALTH CARE ORGANIZATION, INC.



November 14, 2006     /S/ Tom Kubota
                      ------------------------------------------------
                      Tom Kubota, Chief Executive Officer



November 14, 2006     /S/ Donald C. Hellwig
                      ------------------------------------------------
                      Donald C. Hellwig, Chief Financial Officer


November 14, 2006     /S/ Doug E. Hikawa
                      ------------------------------------------------
                      Doug E. Hikawa
                      Chief Executive Officer, Medex Healthcare, Inc.