Form 10KSB
period 2006-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2007-04-17
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2006

[ ]	TRANSICTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHAGE ACT OF 1934
For the transition period from to

Commission File Number 0-50009

PACIFIC HEALTH CARE ORGANIZATION, INC.
(Name of small business issuer in its chapter)

Utah	87-0285238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

21 Toulon, Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:	(949) 721-8272

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
$.001 par value, common voting shares
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  (1) Yes [ X ]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.  [X]

Check if the Issuer is a shell company. [  ]

The issuer’s revenue for its most recent fiscal year was: $1,970,855.

The aggregate market value of the issuer’s voting stock held as of March 29, 2007 by non-affiliates of the issuer was approximately $610,454.

As of March 29, 2007 issuer had 15,427,759 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.                                                                                     Yes [  ]                      No [X]

Documents incorporated by reference:   None

PART I
FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains certain forward-looking statements.  For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate” “projected” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative requirement or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; delays, reductions, or cancellations of contracts we have previously entered.

Forward-looking statements are predictions and not guarantees of future performance or events.  The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.

ITEM 1.  DESCRIPTION OF BUSINESS

History of the Company

    Pacific Health Care Organization, Inc. (the “Company”) was incorporated under the laws of the State of Utah on April 17, 1970 under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., on January 31, 2001.  On February 26, 2001, the Company acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized March 4, 1994, in a share for share exchange.  Medex is now a wholly owned subsidiary of the Company.  Medex is in the business of managing and administering Health Care Organizations in the state of California.

Industry Background

    In July 1993, the California legislature passed Assembly Bill 110 (“AB 110" or the “bill”) which also deregulated the premiums paid by employers for Workers’ Compensation insurance.  These two events have given rise to the business of the Company.

    AB 110 was a collaboration of efforts from both employers and workers’ compensation insurance carriers, in an effort to curtail employers from leaving California due to escalating Workers’ Compensation costs.  The bill was designed to address the problem of rising medical costs and poor quality of care provided to injured workers.  Two of the major problems with the system, as identified by the legislature, were fraud, (including malingering), and the lack of managed care programs that allowed control of the quality of medical care of an injured worker beyond thirty days.  AB 110 created a new health care delivery body to solve the unique medical and legal issues associated with Workers’ Compensation.  The health care delivery entities established under AB 110 are known as Health Care Organizations (“HCOs”).  The HCOs are networks of health care professionals specializing in the treatment of workplace injuries and in back-to-work rehabilitation and training.  An HCO does not waive the statutory obligation of companies to either possess workers’ compensation insurance or qualify as permissibly self- insured entities.

    HCOs were created to appeal to employees, while providing substantial savings to employers.  This is accomplished by providing high quality medical care with professional oversight and increasing the length of time the employer is involved in the medical care provided to injured workers.  The increased length in control is designed to decrease the incidence of fraudulent claims and disability awards and is also based upon the notion that if there is more control over medical treatment there will be more control over costs, and subsequently, more control over getting injured workers back on the job.  The intent of the increase in control was to reduce the costs of claims and thereby reduce workers’ compensation premiums.

    In addition, the law requires that employers who use HCOs give employees a choice of HCOs or managed care physicians within the HCO for treatment that is designed to increase quality and give employees a fair say in their treatment.

    Prior to the passing of the bill, premiums paid by employers were fixed by law at a rate that was only dependent upon the occupation of the workers covered under the policy.  An additional measure enacted by the California legislature deregulated the premiums paid by employers.  This encouraged competition for market share of the Workers’ Compensation insurance business.  The increased competition initially drove premiums down to levels that were not sustainable.  In response, insurers initially raised insurance premiums in 2002-2003 to unprecedented levels, although now the premiums have been reduced somewhat due to reforms which were passed in 2003.  High premiums and overall costs of workers’ compensation continue to drive employers to search for alternative Workers’ Compensation programs such as the HCOs created by AB 110.

    In 2004, the California legislature enacted new laws that created Medical Provider Networks or “MPNs.”  Like an HCO, an MPN is a network of health care professionals, although MPN networks do not require the same level of medical expertise in treating employees’ work place injuries.  Under an MPN program, the employer dictates which physician the injured employee will see for the initial visit.  Thereafter, the employee can choose to treat with any physician within the MPN network.  Under the MPN program, however, for as long as the employee seeks treatment for his injury, he can only seek treatment from physicians within the MPN network.

By virtue of our continued certification as an HCO, we were statutorily deemed to be qualified as an approved MPN on January 1, 2005.  Because we already had qualified networks in place through our HCO program, we began offering MPN services in January 2005.  As a licensed HCO and MPN, we are able to offer our clients an HCO program, an MPN program and a hybrid of the HCO and MPN programs.  Under this hybrid model, an employer can enroll its employees in the HCO program, and then prior to the expiration of the 90 or 180 day treatment period under the HCO program, the employer can enroll the employee into the MPN program.  This allows employers to take advantage of both programs.  We are currently the only entity that offers both programs together in a hybrid program.

Certification Process

    All applications for HCO license certification are processed by the California Department of Industrial Relations (“DIR”).  The application process is time consuming and requires descriptions of applicant’s organization and planned methods of operation.

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

    Finally, an HCO applicant must demonstrate to the DIR’s satisfaction that it has the resources necessary to manage and administer a large network of providers.  To establish the HCO applicant’s ability to administer a network, it requires the applicant to furnish the details of its operating system to the DIR in writing.

    Our wholly owned subsidiary Medex received its first HCO license on March 15, 1997, for its network of primary care providers.  Medex later received a second HCO license on October 10, 2000, for its network of primary and specialized care providers.

    All applications for MPN license certification are processed by the Division of Workers’ Compensation (“DWC’).

    Applicant for an MPN license must develop a contracted network of providers for all of the necessary medical services that injured workers may need.  This network must be developed to the satisfaction of the DWC.  Given the wide range of medical providers needed over a large geographical area, this is a significant undertaking.  The network of providers must be under direct contract with the MPN applicant and be willing to provide the various services in their specialty.  All contracts must be approved by the DWC so as to assure the best of care will be provided to the injured worker.

    The MPN applicant must then develop policies and procedures that will ensure the injured worker receives the best of care.  This requirement includes the geographic service areas of the provider, employee notification process, continuity of care policy, transfer of care policy and economic profiling statement.

Finally, an MPN applicant must demonstrate to the DWC’s satisfaction that it has the resources necessary to manage and administer a large network of providers.

Our wholly owned subsidiary Medex received its first MPN certified client on December 4, 2004, for its network of primary care providers.

Business of the Company

    Our sole business is that of our wholly owned subsidiary Medex. Health Care Organizations (“HCOs”) are networks of medical providers established to serve the Workers’ Compensation industry.  In the original legislation establishing HCOs, the California legislature mandated that if an employer contracts services from an HCO, the injured workers must be given a choice between at least two HCOs. Medex recognized early on that two HCO certifications were necessary to be competitive. Instead of aligning with a competitor, Medex elected to go through the lengthy application process with the DIR twice and received certification to operate two separate HCOs.  While there is no longer a statutory requirement to offer two HCOs to employers Medex continues to retain its two certifications, so that employer clients have the option of offering one or two HCOs to their employees.  We believe our ability to offer two HCOs gives potential clients greater choice, which is favored by a number of employers, especially those with certified bargaining units.

    Through the two licenses to operate HCOs, we offer injured workers a choice of enrolling in an HCO with a network managed by primary care providers requiring a referral to specialists or a second HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

    The two HCO certifications obtained by Medex cover the entire state of California.   Medical and indemnity costs associated with Workers’ Compensation in the state California are billions of dollars annually.  Our two HCO networks have contracted with over 3,600 individual providers and clinics, as well as, hospitals, pharmacies, rehabilitation centers and other ancillary services making our HCOs capable of providing comprehensive medical services throughout this region.  We are continually developing these networks based upon the nominations of new clients and the approvals of their claims’ administrators.  Provider credentialing would be performed by Medex

    Medex, by virtue of its continued certification as an HCO, is statutorily deemed to be qualified as an approved MPN.  A significant number of employer clients have availed themselves of the MPN.  Others utilize the provisions of the HCO program, while others will use both in conjunction with each other.

    We maintain ongoing discussions with insurance brokers, carriers, third party administrators, managed care organizations and with representatives of self-insured employers, both as partners and potential clients.  Based on potential cost savings to employers and the approximately fourteen million workers eligible for our services, we expect that employers will continue to sign contracts with us to retain our services. The amounts we charge employers per enrollee may vary based upon factors such as employer history and exposure to risk; for instance, a construction company would likely pay more than a payroll service company.  In addition, employers who have thousands of enrollees are more likely to get a discount.

    Because we contract with medical providers, who own their own medical equipment such as x-ray machines, we do not typically incur large capital expenditures.  We do, however, incur fixed costs such as liability insurance and other usual costs of running a business.

Physicians

    We strive to select physicians known for excellence and experience in providing Workers’ Compensation care and writing ratable and defensible medical reports.  Two of the Medex founders have been active in the Southern California medical community for many years, and as a result, we have been able to recruit physicians with superlative credentials and reputations.

    We recruit physicians and allied health workers who reflect the ethnic and cultural diversity of California, thus enabling injured workers to readily find a physician who speaks their native tongue.  We believe this is a benefit for injured workers and will assist in ensuring a prompt return to the workplace.

HCO Committees

In compliance with AB 110, we have seven committees to provide the best possible care to injured workers.  The following briefly describes each committee:

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

Case Management

    The Case Management Committee (“CMC”) is charged with working with both the injured worker and the employers to coordinate return to work issues.  For example, seeking light duties for an injured worker rather than allowing a protracted period of disability.  Our ability to compress the time frame between an injured worker’s first report of injury and return to work is the most critical factor in the management of Workers’ Compensation care.  The number of work days the employee misses due to disability translates into great costs to the employer, through medical costs, loss of productivity, the need to hire temporary help and disability insurance indemnity payments.  The caseworker will become an intermediary between the physician, employer and employee by coordinating the return of the worker to a position he or she is capable of carrying out while recovering.

Work Safety

    We believe that the best method to reduce work-related costs is to prevent work-related injuries from occurring.  This committee is a workplace safety conditions and health committee that makes suggestions for ways to improve workplace conditions and to promote healthy habits.  This committee seeks to promote safety and health by providing training workers and employers in methods of avoiding work place injuries.  For instance, training may include safe methods to lift heavy objects, proper use of safety equipment and safe operation of machinery.  In addition, if agreeable to employer and employee, we can provide drug and alcohol testing to attempt to mitigate injuries that may be caused by these problems.  Furthermore, we may provide anonymous referral services for drug and alcohol treatment services.

Grievance

    This committee is responsible to inform employees upon enrollment and annually thereafter of procedures for processing and resolving grievances.  This includes the location and telephone number where grievances may be submitted and where complaint forms are available to employees.  We establish procedures for continuously reviewing the quality of care, performance of medical personnel and utilization of services to prevent causes for complaint.

Provider Licensing & Performance Review

    Contracting with a high quality professional staff is critical in creating a Workers’ Compensation health care delivery system because in Workers’ Compensation the physician performs additional unique tasks.  A Workers’ Compensation physician must understand the requirements of a patient’s job to make informed return-to-work recommendations and the physician needs to know how to make impairment ratings and be willing to testify in disputed cases.  In addition, the physician must be a healer and patient’s advocate.  These additional demands make it necessary to use different criteria to select Workers’ Compensation physicians.  We monitor the performance of network physicians.  Physicians who produce high quality, cost effective health care are provided with more patients, while physicians who do not are eliminated from the network.

Physicians’ Continuing Education

    Physicians are trained in the latest theories and techniques in treating workplace injuries.  Protocols and treatment plan suggestions are distributed to providers on the basis of results of outcome studies as established by ACOEM, (American College of Occupational and Environmental Medicine), the State of California’s Division of Workers’ Compensation, and the Medical Disability Advisor.

Ancillary Services

    We have access to a full range of ancillary services to cover all requirements of the California Department of Corporations and Department of Industrial Relations.  This includes interpreter services, ambulances, physical therapy, occupational therapy, pharmacies and much more.  The ancillary services are vital to ensure there is a complete network capable of independently providing all care that may be necessary.

Competition

    Although we are one of the first commercial enterprises capable of offering HCO and MPN services, there are new companies that are currently setting up similar services as those being offered by the Company.  Many of these competitors may have greater financial, research and marketing experience and resources than we do, and they represent substantial long-term competition.  In California there are currently seventeen certified health care organization licenses issued to eleven companies, (two of which belong to the Company.)  This translates into ten direct HCO competitors.

    We believe we have gained a competitive advantage by marketing ourselves as not only a medical company, but a legal medical organization.  The Medical Director of Medex is an attorney and member of the California State Bar.  In addition, we contract directly with a network of providers based on quality determinations rather than the provision of discounted medical services.  We believe this is advantageous because we can market a direct relationship with providers who have demonstrated expertise in treating work related injuries and writing credible medical reports, rather than relying on third party relationships or those based upon discounts alone.

    SB 899, signed on April 19, 2004, created Medical Provider Networks, effective as of January 1, 2005.  The statute deems the Medex network, as a certified HCO, is already approved as an MPN.  Medex offers both HCO and MPN programs to potential clients, as well as an HCO/MPN hybrid model that gives Medex a competitive advantage, because of the manner in which the network was created.

    Due to multiple HCO requirements, many clients opt to use the less complicated MPN even though the client ultimately may lose control over the employee’s claim.  The HCO program gives the client, in most cases, 180 days of medical control in a provider network within which the client has the ability to direct the claim. The injured workers may change physicians once, but may not leave the network.  Whereas the MPN program seems to allow medical control for the life of the claim, but contains provisions that allow the client’s control of only the initial treatment before the claimant can treat with anyone in the network. In addition, the MPN statute and regulations allow the injured worker to dispute treatment decisions, leading to second and third opinions, and then a review by an Independent Medical Reviewer, whose decision can end up with the client losing medical control.

    Another factor that has contributed to the shift in customers from HCOs to MPNs is that unlike HCOs, MPNs are not assessed annual fees, including annual enrollee fees that must be paid to the DWC.  MPNs have fewer data reporting obligations and no annual enrollment notice delivery requirements.  MPN’s are only required to provide an enrollment notice at the time the employee first joins the MPN and a second notice must be delivered to the employee at the time he suffers a workplace injury.  As a result, there are fewer administrative costs associated with administering and MPN program, which allows MPN to market their services at lower per enrollee fees than HCOs.

Employees

    Through our subsidiary, Medex, we currently have six full time employees and a number of consultants.  In addition, some officers and directors work on a part time basis, as needed, with no commitment for full time employment. Over the next twelve months, we anticipate hiring additional employees as needed and as revenues and operations warrant.

Reports to Security Holders

    We are subject to the reporting requirements of the Securities Exchange Act of 1934.  As such, we are required to file annual and quarterly reports with the Securities and Exchange Commission (“SEC”) in accordance with reporting requirements.  The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8090.  We are an electronic filer and the SEC maintains an Internet site that contains reports and other information regarding the Company that may be viewed at http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY

    The principal offices of our operating subsidiary, Medex are located in Long Beach, California.  Medex leases approximately 3,504 square feet of office space in Long Beach, California.  The monthly lease payment during 2006 was approximately $7,000.  The term of this lease is through February 2011.  We anticipate this facility will be suitable and adequate for our needs.  We also lease approximately 600 square feet of office space in Newport Beach, California.  We lease this space on a month-to-month basis.  During 2006 we paid $1,200 per month for this space.  We do not anticipate needing any additional office space in the next twelve months.  If the need arises, we believe we will be able to secure additional office space on acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

To the knowledge of management, there is no material litigation or governmental agency proceeding pending or threatened against the Company or its management. Further, we are not aware of any material pending or threatened litigation or governmental agency proceeding to which the Company or any of our directors, officers or affiliates are, or would be, a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On November 17, 2006, we held our annual meeting of stockholders to vote on the following matters:

•  To elect directors to our  Board of Directors; and
•  To appoint Chisholm, Bierwolf and Nilson as the independent registered public accounting firm of the Company for the 2006 fiscal year.

    The number of shares outstanding and entitled to vote upon these matters was 15,427,759.  The number of shares represented at the annual meeting of stockholders, present or by proxy was 12,679,204.

    At the meeting three individuals, Thomas Iwanski, Donald Hellwig and Tom Kubota were nominated to fill the Company’s three directorships for a period of one year and until their successors are elected.  Following are the results of voting in the election of directors:

	Votes For	Votes Withheld
Thomas Iwanski	12,670,122	9,082
Donald Hellwig	12,670,122	9,082
Tom Kubota	12,669,706	9,498

12,670,136 shares voted to appoint Chisholm, Bierwolf & Nilson as our  independent registered public accounting firm for the 2006 fiscal year, 9,014 shares voted against this matter and 54 shares abstained from voting on the matter.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

    Our shares are currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol PHCO.  As of March 29, 2006, we had approximately 1,076 shareholders holding 15,427,759 common shares.

    The published bid and ask quotations from January 1, 2005, through December 31, 2006, are included in the chart below.  These quotations represent prices between dealers and do not include retail markup, markdown or commissions.  In addition, these quotations do not represent actual transactions.

	BID PRICES		ASK PRICES
	HIGH	LOW	HIGH	LOW

2006
First Quarter	.10	.10	.19	.19
Second Quarter	.12	.12	.19	.19
Third Quarter	.10	.10	.40	.40
Fourth Quarter	.10	.10	.35	.35

2005
First Quarter	.16	.16	1.01	1.01
Second Quarter	.16	.16	1.01	1.01
Third Quarter	.16	.16	1.01	1.01
Fourth Quarter	.16	.16	1.01	.50

    The 2006 bid and ask price information was obtained from quatos.nasdaq.com. The 2005 bid and ask price information was obtained from Pink Sheets LLC, 304 Hudson Street, 2nd Floor, New York, New York 10013.  The above quotations represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations may not represent any actual transactions.

Cash Dividends

    We have not declared a cash dividend on any class of common equity in the last two fiscal years.  There are no restrictions on our ability to pay cash dividends, other than state law that may be applicable; those limit the ability to pay out all earnings as dividends.  Our Board of Directors does not, however, anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations, expansion and development of its business.

Securities for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	66,250	$0.05	915,000
Equity compensation plans not approved by security holders	350,000	$0.13	-0-
Total	416,250	$0.12	915,000

    On October 11, 2004, we granted stock options to Doug Hikawa, an officer of our subsidiary, Medex Healthcare to purchase up to 350,000 restricted common shares of the Company.  The options are exercisable as follows:  100,000 shares the first year with an exercise price of $.05 per share; 100,000 shares the second year with an exercise price of $.10 per share; and 150,000 shares the third year with an exercise price of $.20 per share.  The options expire three years from the date of grant.  To date, none of these options have been exercised.

    In August 2002, we granted options to purchase approximately 85,000 restricted common shares of the Company to four employees pursuant to the PHCO 2002 Stock Option Plan, the adoption of which was recently ratified by the shareholders of the Company.  50% of the options granted vested upon grant, 25% vested on the first annual anniversary of the grant date and the remaining 25% vested on the second annual anniversary of the grant date.  The exercise price of the options is $0.05.  The options expire five years from the grant date.  To date, options to purchase 18,750 restricted common shares have been exercised.

Unregistered Sales of Equity Securities

    During the quarter ended December 31, 2006 we did not sell any equity securities.

    No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended December 31, 2006.

Repurchases of Equity Securities

During the quarter ended December 31, 2006, we did not repurchase any of our equity securities.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

We do not currently possess a financial institution source of financing and we there is no guarantee that our revenues and other existing sources of cash will be adequate to meet our liquidity requirements.

    Our future capital requirements will depend on our ability to continue to develop our business and revenue, including (i) our ability to maintain and expand our customer base, and (ii) the overall financial market conditions if and when we might seek potential investors.  We continue to seek potential business acquisitions based on, among other criteria, the economics of any deal and subsequent projected future cash flow.  If needed, we may seek additional funding through the sale of its common stock.

    As of December 31, 2006, we had cash on hand of $273,058 compared to $345,091.  The $72,033 decrease in cash on hand is the result of decreased revenue from operations, which was compounded by a significant increase in legal fees associated with defending the Company against the lawsuit brought by Marvin Teitelbaum and Peter Alexakis..  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.  We do not anticipate needing to find other sources of capital at this time.  If, however, our revenues are less than anticipated we may need to find other sources of capital to continue operations.  Most likely we would seek additional capital in the form of debt and/or equity.  While we believe we are capable of raising additional capital, there is no assurance that we will be successful in locating other sources of capital on favorable terms or at all.

Results of Operations

    For many years, workers’ compensation costs in the State of California have been high.  This has led employers to leave the state to avoid these excessive costs.  The legislature of California has been actively involved in attempting to control workers’ compensation costs.  Since 1993, the legislature in California has enacted various laws designed to introduce alternatives to the traditional model of worker’s compensation.  These laws have focused on giving the employer greater control over the medical treatment of the injured worker for a longer period of time.

    Under the traditional model of workers’ compensation insurance coverage, the employer controls the selection of the medical provider for the first 30 days after the injury is reported.  Thereafter the employee chooses the treating physician and the employer has no further control over the treatment of the patient.

In 1993 the California legislature passed a bill that established Health Care Organizations.  An HCO is a network of health care professionals specializing in the treatment of workplace injuries and in back-to-work rehabilitation and training.  The benefit of the HCO to an employer is two-fold.  First, the employer is able to control the medical treatment of the injured employee for 90 to 180 days rather than just during the first 30 days.  Second, the HCO provides the employer a network of trained providers who specialize in treating injured workers to which it can refer its injured employees.

    Under the HCO guidelines, all HCOs are required to collect from each enrolled employer annual fees that are passed on to the DWC.  These fees include an annual fee per employee enrolled at the end of the calendar year.  The HCO guidelines also impose certain data reporting requirements on the HCO and annual enrollment notice delivery requirements.  These requirements increase the administrative costs of an HCO.

    In 2004, the California legislature enacted new laws that created Medical Provider Networks.  Like an HCO, an MPN is a network of health care professionals, although MPN networks do not require the same level of medical expertise in treating employees’ work place injuries.  Under an MPN program, the employer dictates which physician the injured employee will see for the initial visit.  Thereafter, the employee can choose to treat with any physician within the MPN network.  Under the MPN program, however, for as long as the employee seeks treatment for his injury, he can only seek treatment from physicians within the MPN network.

    By virtue of the Company’s continued certification as an HCO, the Company was statutorily deemed to be qualified as an approved MPN on January 1, 2005.  Because the Company already had qualified networks in place through its HCO program, the Company began offering MPN services in January 2005.  As a licensed HCO and MPN, Medex is able to offer its clients an HCO program, an MPN program and a hybrid of the HCO and MPN programs.  Under this hybrid model, an employer can enroll its employees in the HCO program, then prior to the expiration of the 90 or 180 day treatment period under the HCO program, the employer can enroll the employee into the MPN program.  This allows employers to take advantage of both programs.  Medex is currently the only entity that offers both programs together in its hybrid program.

    Unlike HCOs, MPNs are not assessed the annual enrollee fee that must be paid to the DWC.  MPNs have fewer data reporting obligations and no annual enrollment notice delivery requirements.  MPN’s are only required to provide an enrollment notice at the time the employee first joins the MPN and a second notice must be delivered to the employee at the time he suffers a workplace injury.  Because there is no annual fee, and there is less administrative burden upon the employer with an MPN, the primary growth in the Company’s business during the 2006 fiscal year was in the number of enrollees in our MPN program.

Comparison of the years ended December 31, 2006 and 2005

Despite a 27% increase in the number of employee enrollees during 2006, total revenues decreased 5% to $1,970,855 as we lost some HCO clients and as increased competition for MPN services led to lower prices.

    During the year ended December 31, 2006, we had approximately 157,000 total enrollees.  This was made up of approximately 49,000 HCO clients and 108,000 MPN clients.  By comparison during the year ended December 31, 2005 we had approximately 124,000 enrollees, including approximately 66,000 HCO enrollees and approximately 58,000 MPN enrollees.  The 26% decrease in HCO enrollees is the result of losing approximately 11% of our HCO customers to other workers’ compensation providers while approximately 15% of our own HCO customers converted to our MPN program.  The 86% increase in our MPN enrollees is the result of a 69% increase in enrollment of new MPN customers coupled with the aforementioned conversions of some of our own HCO clients to our MPN program.

    During the 2006 fiscal year, we experienced a 12% decrease in revenue from HCO fees.  This reduction in HCO revenue is directly attributable to the decrease in the number of HCO enrollees compared to fiscal 2005.  Barring legislative changes to reduce or eliminate government fees and otherwise reduce the costs and burdens of administering an HCO program to allow HCOs to be more price competitive with MPNs, we expect that enrollment in our HCO program will continue to decrease.  Based on a review of the expiration dates of current contracts with our existing HCO clients, and our experience over the past year, we anticipate that during fiscal 2007, we will experience a 3% decrease in total HCO enrollees.  We anticipate this will lead to a 3% decrease in HCO revenue in fiscal 2007.

    Despite an 86% increase in MPN enrollees in 2006, we realized an 11% decrease in MPN fees.  The average fee we charged per MPN enrollee in during 2006 was 58% lower than in 2005 as increased competition in the MPN market required us to lower our enrollment fees to remain competitive in the market.  We expect the number of MPN enrollees and correspondingly revenue from MPN clients to increase 7% during 2007.  Based on our research, we expect that rates for MPN services will level off and we will not continue to experience the significant reductions in MPN fees per enrollee that we experienced during 2006.

    During the year ended December 31, 2006, other revenue increased 156% to $204,423.  The primary component of other revenue is nurse case management.  We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services.  We anticipate that demand for and revenue from nurse case management will increase 18% in 2007 as a result of more customers availing themselves of this service.

    We expect the aforementioned 3% decrease in HCO fees to more than offset the expected 7% increase in MPN fees and the anticipated 18% increase in other revenue and will result in an overall decrease in total revenue of approximately 3% in 2007.

    Total expenses remained flat during the year ended December 31, 2006 compared to 2005, decreasing less than 1%.  We expect total expenses to be approximately 17% lower during the 2007 fiscal year, primarily as a result of settling the aforementioned lawsuit during 2006.

    During the year ended December 31, 2006, consulting fees increased to $134,303 from $104,110 during the year ended December 31, 2005.  This increase in consulting fees was primarily due to a former executive officer of Medex leaving his position during 2006 and becoming a consultant.  During 2006 we also realized a 29% increase in consulting fees as a result of a 274% increase in the use of outside temporary help.  We anticipate that consulting fees will increase approximately 37% in 2007 as we continue to retain the consulting services of the former Medex executive officer.

    Salaries and wages decreased $53,770 or 7% during the year ended December 31, 2006.  The decrease in salaries & wages is attributable to the aforementioned resignation of the former Medex executive officer.  We expect salaries and wages to be approximately 13% lower in 2007 as a result of the reduction in overall salaries and wages from the resignation of the former Medex executive officer.  As discussed above, however, we expect this decrease in salaries and wages in 2007 will be largely offset by the corresponding increase in consulting fees.

    For the year ended December 31, 2006, we incurred professional fees of $435,909 compared to $342,028 during the year ended December 31, 2005.  The increase in professional fees in 2006 is largely attributable to increased legal fees incurred in defending the Company in the legal proceeding brought by Marvin Teitelbaum and Peter Alexakis.  We also realized increase professional fees during fiscal 2006 in connection with compliance with the reporting obligations of the Company under the Exchange Act of 1934.  We expect professional fees to be about 66% lower in 2007 as a result of the settlement of the lawsuit against the Company during 2006.

    During the year ended December 31, 2006, we incurred insurance expenses of $123,909, a $39,568 increase over the prior year.  The increase in 2006 is related to an increase in professional liability insurance premiums and acquiring directors and officers liability insurance coverage.  We do not expect insurance expense to increase materially in 2007.

    Employee enrollment decreased $61,084 to $55,456 during the year ended December 31, 2006, compared to the year ended December 31, 2005.  As an HCO, we are required to pay a fee to the State of California Division of Workers’ Compensation for each person enrolled at the end of the calendar year in our HCO program.  The decrease in employee enrollment expenses in the year ended December 31, 2006 reflects the decreased number of persons enrolled in our HCO program as compared to the same period ended 2005.  Part of the decrease in enrollment expense in 2006 was also the result of our over estimating employee enrollment fees during 2005.  We anticipate employee enrollment expenses to  decrease 3% in 2007 consistent with the anticipated decrease in HCO enrollment for the same period.

    Under regulations applicable to HCOs and MPNs we are required to comply with certain data reporting and document delivery obligations.  We currently contract out much of these data reporting and document delivery obligations to third parties.  The costs we incur to meet these data reporting and document delivery requirements are reflected in our financial statements as Data maintenance.

    Data maintenance costs are impacted by several factors, including the overall mix of enrollees in our HCO and MPN programs and the number of new enrollees during the year.  HCOs are required to deliver enrollment notices annually to each HCO enrollee.  By comparison, MPNs are required to deliver an enrollment notice only at the time of initial enrollment and at the time an enrollee is injured.  As a result, after the first year, data maintenance fees for MPN enrollees are consistently about 50% lower than data maintenance costs per HCO enrollee.  Therefore, depending on the mix of HCO and MPN enrollees and the number of new MPN enrollees versus ongoing MPN enrollees, our data maintenance costs may vary significantly from year to year even in years when our overall enrollment does not change materially.

    Data maintenance fees may also vary significantly from employee enrollment fees in any given year.  Employee enrollment fees are determined based on the number of HCO enrollees at the end of the calendar.  Employee enrollment fees do not take into account fluctuations in HCO enrollees during the year.  By comparison, data maintenance fees are billed as services are provided.  Therefore, as we experienced in 2006, we may have years when HCO enrollment is higher during the year than it is at the end of the calendar year, resulting in variances in data maintenance fees and employee enrollment fees in a given year.

    Finally, data maintenance fees are also impacted by the prices we can negotiate with our third party service providers.

    During 2006 we experienced a 26% decrease in HCO enrollees and an 86% increase in MPN enrollees, resulting in an overall enrollment increase of 27%.  Data maintenance fees increased 12% during the 2006 fiscal year.  The increase in data maintenance fees is attributable to the increase in total enrollment offset by the somewhat lower data maintenance costs associated with the renewal of MPN enrollees from 2005.  During 2007 we expect data maintenance fees will decrease approximately 5% as a result of negotiation of lower printing costs with a vendor and fewer HCO enrollees.

Bad debt expense was $0 for the year ended December 31, 2006 as compare to $38,000 for year ended December 31, 2005.  A reserve was established during 2005 for several past due accounts.  We incurred no bad debt expense in fiscal 2006.  We do not expect to incur any bad debt in 2007.

    General and administrative expenses decreased nearly 15% to 261,912 during the year ended December 31, 2006.  This decrease in general & administrative expense was attributable to lower advertising cost and shareholders’ meeting expense.  We do not expect a significant change in general and administrative expenses in the upcoming fiscal year.

The 5% decrease in our total revenue more than offset the less than 1% decrease in total expenses during 2006, resulting in a loss from operations $90,912 compared to income from operations of $13,456 during 2005.

Because we realized a loss from operations in 2006, we realized a net operating loss carryforward, or income tax benefit, of $11,243.  By comparison, during fiscal 2005 we realized income tax expense of $45,235 related to taxes for 2002 – 2005.  Since inception we have realized net losses for book purposes.  We did not file tax returns until 2006 for the fiscal year ended 2005.  At that point, all prior year Federal and state tax returns were filed.  For Federal purposes, due to the net operating loss carryforwards, no income tax was due.  For California state purposes, however, taxes were due because California suspended net operation loss carryforwards during 2002 and 2003.  As a result of the suspension of net loss carryforwards in the state of California, we owed state income taxes in the aggregate amount of $23,750 for the 2002, 2003 and 2004 fiscal years.  For the year ended December 31, 2005, there were taxes due in the amount of $21,485.  Since the amount of the tax in any of these years was not significant, the Company decided to expense the amount in the 2005 year.

As a result of decreasing revenue that was only partially offset by a decrease in total expenses, we realized a net loss of $77,451 for the year ended December 31, 2006, compared to net loss of $29,323 during the year ended December 31, 2005.  In 2007, we anticipate that a projected 37% increase in consulting fees will be more than offset by a 13% decrease in salaries and wages, and a 66% decrease in professional fees to result in a 15% decrease in total expenses in 2007.  We expect this 15% decrease in total expenses will more than offset the projected 3% decrease in total revenue in 2007, resulting in a net profit in 2007.

Cash Flow

During the fiscal year ended December 31, 2006 cash was primarily used to fund operations.   We had a net decrease in cash of $72,033 during the 2006 fiscal year.  See below for additional discussion and analysis of cash flow.

	Fiscal 2006	Fiscal 2005
Net cash provided by (used in) operating activities	$(72,033)	$(161,584)
Net cash used in investing activities	-	-
Net cash provided by (used in) financing activities	-	-
Net Change in Cash	$(72,033)	$(161,584)

    In fiscal 2006, net cash used in operating activities was $72,033, compared to net cash used by operating activities of $161,584 in fiscal 2005.  This change in cash flow from operating activities is the result of lower operating income due to increased legal fees and insurance.

The Company did not engage in investing or financing activities in fiscal 2006 or fiscal 2005.

Summary of  Material Contractual Commitments

(Stated in thousands)
	Payment Period
Contractual Commitments
		Total	1 year	2-3 years	4-5 years

Operating Leases		376,004	86,196	180,236	109,572
	Total	376,004	86,196	180,236	109,572

Off-Balance Sheet Financing Arrangements

As of December 31, 2006 the Company had no off-balance sheet financing arrangements.

New Accounting Standards

    In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB No. 20, ACCOUNTING CHANGES and FASB No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies it all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement includes specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company’s consolidated financial statements.

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

    In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132 (R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other that a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company's consolidated financial statements.

Critical Accounting Policies and Estimates

    The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period. The company’s estimates and assumptions affect its recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The company evaluates the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to its attention that may vary its outlook for the future. Actual results may differ from these estimates under different assumptions.

    Management suggests that the company’s Summary of Significant Accounting Policies, as described in Note 2 of Notes to Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company believes the critical accounting policies that most impact the Company’s consolidated financial statements are described below.

    Basis of Accounting — The Company uses the accrual method of accounting.

    Revenue Recognition— The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

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

    Principles of Consolidation— The accompanying consolidated financial statements include the accounts of the company and it's wholly - owned subsidiary.  Intercompany transactions and balances have been eliminated in consolidation.

ITEM 7.  FINANCIAL STATEMENTS

Pacific Health Care Organization, Inc.
Audited Financial Statements
(In U.S. Dollars)

December 31, 2006
and
December 31, 2005

/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pacific Health Care Organization, Inc.

We have audited the accompanying balance sheets of Pacific Health Care Organization Inc., as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and comprehensive income and cash flows for the years then ended.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Pacific Health Care Organization, Inc., as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
February 2, 2007

Pacific Health Care Organization, Inc.
Balance Sheets

ASSETS
	December 31,	December 31,
	2006	2005

Current Assets
Cash	$273,058	$345,091
Accounts receivable, net of allowance of $20,000	213,738	351,311
Income tax receivable	27,355	-
Deferred tax asset	14,615	19,620
Prepaid state income tax	1,600
Prepaid expenses	49,548	42,871
Total current assets	579,914	758,893

Property & Equipment, net (Note 4)
Computer equipment	60,922	60,922
Furniture & fixtures	24,766	24,766
Total property & equipment	85,688	85,688

Less: accumulated depreciation	(75,317)	(65,777)

Net property & equipment	10,371	19,911

Total assets	$590,285	$778,804

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$9,910	$41,083
Accrued expenses (note 8)	142,065	236,176
Income tax payable	-	40,812
Unearned revenue	83,521	35,352
Total current liabilities	235,496	353,423
Total liabilities	235,496	353,423

Commitment	-	-

Shareholder's Equity
Preferred stock; 5,000,000 shares
authorized at $0.001 par value;
zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares
authorized at $0.001 par value;
15,427,759 shares issued and outstanding	15,428	15,428
Additional paid-in capital	610,007	603,148
Accumulated (deficit)	(270,646)	(193,195)

Total Stockholders' Equity	$354,789	$425,381

Total Liabilities & Stockholders' Equity	$590,285	778,804

The accompanying notes are an integral part of these financial statements.

Pacific Health Care Organization, Inc.

Statements of Operations

	December 31,	December 31,
	2006	2005
		(Restated)
Revenues
HCO fees	$1,229,816	$1,399,012
MPN fee	536,616	597,404
Other	204,423	79,975
Total revenues	1,970,855	2,076,391

Expenses
Depreciation	9,540	11,341
Consulting fees	134,303	104,110
Salaries & wages	696,746	750,516
Professional fees	435,909	342,028
Insurance	123,909	84,341
Employee enrollment	55,456	116,540
Data maintenance	343,992	309,017
Bad debt expense	-	38,000
General & administrative	261,912	307,042

Total expenses	2,061,767	2,062,935

Income (loss) from operations	(90,912)	13,456

Other income
Interest income	2,218	2,456
Total other income	2,218	2,456

Income (loss) before income tax provision (benefit)	(88,694)	15,912

Income tax
provision (benefit)	(11,243)	45,235

Net income (loss)	$(77,451)	$(29,323)

The accompanying notes are an integral part of these financial statements.

Pacific Health Care Organization, Inc.
Statements of Stockholders’ Equity From January 1, 2005 to December 31, 2006

	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, January 1, 2005	-	$-	15,427,759	$15,428	$586,169	$(163,872)

Valuation Stock Options	-	-	-	-	16,979	-

Net Income for the Year Ended December 31, 2005	-	-	-	-	-	(29,323)

Balance, December 31, 2005	-	$-	15,427,759	$15,428	$603,148	$(193,195)

Valuation of Stock Options	-	-	-	-	6,859	-

Net Income for the Year Ended December 31, 2006	-	-	-	-	-	(77,451)

Balance, December 31, 2006	-	$-	15,427,759	$15,428	$610,007	$(270,646)

The accompanying notes are an integral part of these financial statements.

Pacific Health Care Organization, Inc.

Statements of Cash Flows
For the Years Ended December 31

	2006	2005
Cash Flows from Operating Activities		(Restated)
Net income (loss)	$(77,451)	$(29,323)
Adjustments to reconcile net income to net cash:
Depreciation	9,540	11,341
Stock options issued for services	6,859	16,979
Changes in operating assets & liabilities:
(Increase) decrease in accounts receivable	137,573	(171,920)
Increase in income tax receivable	(27,355)	-
(Increase) decrease in deferred tax asset	5,005	(19,620)
Increase in prepaid state income tax	(1,600)
(Increase) decrease in prepaid expenses	(6,677)	(2,156)
Increase (decrease) in accounts payable	(31,173)	19,270
Increase (decrease) in accrued expenses	(94,111)	57,289
Increase (decrease) in income tax payable	(40,812)	40,812
Increase (decrease) in unearned revenue	48,169	(84,256)
Net cash provided by operating activities	(72,033)	(161,584)

Cash Flows from Investing Activities
Net cash used by investing activities	-	-

Cash Flows from Financing Activities

Net cash provided by financing activities	-	-

Increase (decrease) in cash	(72,033)	(161,584)

Cash at beginning of period	345,091	506,675

Cash at End of Period	$273,058	$345,091

Supplemental Cash Flow Information
Interest	$-	$-
Taxes	1,600	24,043

The accompanying notes are an integral part of these financial statements.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

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

The principle business of the Company is that of its wholly owned subsidiary Medex.  Medex is in the business of managing and administering Health Care Organizations (“HCOs”).   HCOs are networks of medical providers established to serve the Workers' Compensation industry.  The California legislature mandated that if an employer contracts services from an HCO, the injured workers must be given a choice between at least two HCOs.  The Company recognized early on that two HCO certifications were necessary to be competitive.  Instead of aligning with the competitor, the Company elected to go through the lengthy application process with the Department of Industrial Relations twice and subsequently received certification to operate two separate HCOs.

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.   Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

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
December 31, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.   Net Earnings (Loss) Per Share of Common Stock

The computation of earning (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  Potentially issuable common shares totaling 817,964 related to warrants and 416,500 related to options were excluded from the calculation of fully diluted loss per share during 2005 because their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2006	2005
Basic Earnings per share:		(Restated)
Income (loss) (numerator)	$(77,451)	$(29,323)
Shares (demoninator)	15,427,759	15,427,759
Per share amount	$.00	$.00

Fully Diluted Earnings per share:
Income (loss) (numerator)	$(77,451)	$(29,323)
Shares (demoninator)	15,427,759	15,427,759
Per share amount	$.00	$.00

F.   Depreciation

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
December 31, 2006 and 2005

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

L.   Capital Structure

The Company has two classes of stock.  Preferred stock, 5,000,000 shares authorized, zero issued.  Voting rights and liquidation preferences have not been determined.  The Company also has voting common stock of 50,000,000 shares authorized, with 15,427,759 shares issued and outstanding.  No dividends were paid in the 2006 and 2005 years.

M.   Share - Based Payment

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of Financial Accounting Standards No. 123 (Revised 2004), “Accounting for Stock-Based Compensation” (SFS123[R]). This standard requires the company to record compensation expense using the Black-Scholes pricing model.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

N.  Trade Receivables

The Company in the normal course of business extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  At the 2006 year end, the Company’s bad debt reserve of $20,000 is a general reserve for balances over 90 days past due.

The percentages of the major customers to total accounts receivable for the year ended 2006 are as follows:

       Customer A          13%
       Customer B          12%

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB No. 20, ACCOUNTING CHANGES and FASB No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies it all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company’s consolidated financial statements.

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS (CONTINUED)

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

NOTE 4 - FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item.  Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the office equipment, and furniture and fixtures, respectively.  Scheduled below are the assets, costs and accumulated depreciation at December 31, 2006 and 2005.

	Cost		Depreciation Expense		Accumulated Depreciation
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Assets
Computer equipment	$60,922	$60,922	$6,386	$7,801	$60,922	$54,536
Furniture & fixtures	24,766	24,766	3,154	3,540	14,395	11,241
Totals	$85,688	$85,688	$9,540	$11,,341	$75,317	$65,777

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 5 – INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 (“SFAS No. 109”) “Accounting for Income Taxes.”  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the year-ended December 31, 2006 and the year ended December 31, 2005 consisted of the following:

	2006	2005 (Restated)
Current:
Federal	$(17,948)	$23,216
State	1,700	17,596
Deferred
Federal	4,240	(17,070)
State	765	$(2,550)
Total tax provision (benefit)	$(11,243)	$21,192

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2006 and December 31, 2005 are as follows:

Depreciation
Federal	$(1,060)	$(2,175)
State	(160)	(325)
Reserve for bad debts
Federal	6,770	12,890
State	1,030	1,930
Vacation accrual
Federal	6,135	6,355
State	915	945
Charitable contribution	985	-
Deferred tax asset	$14,615	$19,620

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

Expense at federal statutory rate	$(26,043)	$5,410
State tax effects	1,700	23,575
Non deductible expenses	12,335	18,800
Taxable temporary differences	2,100	17,505
Deductible temporary differences	(6,340)	(435)
Change in deferred tax asset valuation	5,005	(19,620)
Income tax provision (benefit)	$(11,243)	$45,235

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 5 – INCOME TAXES (CONTINUED)

The Company recognized a total of $45,235 in income tax expense for the year ended December 31, 2005.  This amount was comprised of $21,485 for the year ended December 31, 2005 and a total of $23,750 for the prior years of 2002, 2003 and 2004.  The Company failed to file tax returns for the prior years and was unaware that the state of California had suspended NOL carryforwards for those years.  There was no federal income tax recognized for those years.  The Company deemed this appropriate treatment since the state tax expense was not material for the years the tax was incurred.

NOTE 6 – OPERATING LEASES

The Company’s lease on its 3,504 square feet of office space at 5150 East Pacific Coast Highway, Long Beach, California 90804 expired on February 28, 2006.  Prior to expiration of the lease, the Company was leasing the space for $6,482 per month.  Subsequent to the year end, the Company negotiated a five year extension of its lease agreement.  The monthly lease payments increased to $7,008 per month for the first year with 3% annual increased in the following years, resulting in monthly lease payment of $7,887 at the expiration of the lease.  The space the Company is leasing is sufficiently large enough to accommodate all of its administrative needs. Also the Company approximately 600 square feet of office space in Newport Beach, California on a month to month basis.

Total Lease Commitments:	Year	Amount
	2007	86,198
	2008	88,784
	2009	91,450
	2010	94,196
Thereafter		15,776
	Total	$376,404

Rent expense for the year ended December 31, 2006 and December 31, 2005 was $89,673 and $81,240, respectively.

NOTE 7– MAJOR CUSTOMERS

The Company had two customers who, accounted for 10 percent, or more, of the Company’s total revenues during the years ending December 31, 2006, and December 31, 2005.  The percentages of total revenues for the years ended 2006 and 2005 are as follows:

	2006	2005
Customer A	10%	21%
Customer B	10%	10%

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 8– ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:	2006	2005
Employee enrollment fees	$100,000	$144,000
Compensated absences	18,065	18,719
Legal fees	12,000	48,000
Other	12,000	25,457
Total	$142,065	$236,176

NOTE 9– OPTIONS FOR PURCHASE OF COMMON STOCK

In August 2002, the Company adopted a stock option plan.  The Company adopted a plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.   Options are exercisable six months after the grant date and expire five years from the grant date.  The exercise price of the options is $.05.  The fair market value of the options at the date of grant was determined to be $.035 due to earlier issuances for cash of thisstock.  The plan calls for a total of 1,000,000 shares to be held for grant.  A summary of activity follows:

2002 Stock Option Plan	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2005	66,250	$.05
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding, December 31, 2005	66,250	$.05
Exercisable, December 31, 2005	66,250	$.05

Outstanding, January 1, 2006	66,250	$.05
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding, December 31, 2006	66,250	$.05
Exercisable, December 31, 2006	66,250	$.05

In accordance with SFAS 123, Accounting for Stock-Based Compensation, $0 and $1,858 has been charged to compensation expense for the years ended December 31, 2006 and December 31, 2005, respectively.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 9– OPTIONS FOR PURCHASE OF COMMON STOCK (CONTINUED)

The fair value of the option grant was established at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2006
Risk-free interest rate	4.0%
Dividend yield	0%
Volatility	119%
Average expected term (years to exercise date)	½

Employee stock options outstanding and exercisable under this plan as of December 31, 2006 are:

Range of Exercise Price	Outstanding Options Price	Weighted Average of Exercise	Weighted Average Remaining Contractual Life (years)	Outstanding Options	Weighted Average of Exercise Price
$.05	66250	$.05	1.67	66,250	$.05

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

2004 Stock Option Agreement	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2005	-	$-
Granted	350,000	.68
Exercised	-	-
Canceled	-	-
Outstanding, December 31, 2005	350,000	$.68
Exercisable, December 31, 2005	200,000	$.05

Outstanding, January 1, 2006	350,000	$.68
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding, December 31, 2006	350,000	$.68
Exercisable, December 31, 2006	350,000	$.23

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 10- STOCK OPTION AGREEMENT - (CONTINUED)

In accordance with SFAS 123, Accounting for Stock-Based Compensation, $15,121 and $13,511 has been charged to compensation expense for the years ended December 31, 2006 and 2005, respectively.  The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2006
Risk-free interest rate	4.0%
Dividend yield	0%
Volatility	119
Average expected term (years to exercise date)	1/2

Employee stock options outstanding and exercisable under this agreement as of December 31, 2006 are:

Range of Exercise Price	Outstanding Options Price	Weighted Average of Exercise	Weighted Average Remaining Contractual Life (years)	Outstanding Options	Weighted Average of Exercise Price
$.05 - .20	350,000	$.68	.34	350,000	$.23

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

Each party to the action agreed to dismiss with prejudice their complaint and/or cross complaint in the above mentioned action. No party received any money, stock or other compensation as a result of the mutual release and settlement and each party agreed to be responsible for its own attorneys’ fee.

NOTE 12 – SUBSEQUENT EVENT

As result of a goodwill gesture, in February 2007, Medex entered into an agreement with a major customer to absorb cost of re-enrolling their employees into the HCO program. Medex will incur costs for printing and postage. The net impact on the Company’s Financial Statements will not exceed $38,000 for the year end December 31, 2007.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 13 -   RESTATEMENT AND RECLASSIFICATION

The Company has restated our financial statements for the year ended December 31, 2005 on May 17, 2006, to reflect certain issues identified during a regulatory review of our financial statements associated with the SEC form 10KSB filing on April 3, 2006. The Company’s management and our board of directors have concluded this additional restatement of December 31, 2005 is necessary to reflect the changes described below. There was no effect on cash provided by operating activities or cash used by investing and financing activities as a result of these corrections.

Revisions affecting our statement of operations:

The Company’s Amended 2005 10KSB filed on May 17, 2006 only showed only one revenue line for year-ended 2005. The Company divided the revenue line into three subcategories which reflect the program revenue sources.  The Total revenues amount did not change for 2005.

The Company added a new expense line item “Data maintenance” to provide more transparent disclosure of data maintenance costs.  This did not result in an increase in total expenses in 2006 and 2005.

The Company reclassified the $89,664 of data maintenance fees from a particular third party provider, which had incorrectly been classified in Employment enrollment to Data maintenance.  The Company also reclassified the balance of the data maintenance costs incurred in 2005, which was $219,353, from General and administrative to Data maintenance.  This resulted in total Data maintenance costs of $309,017 for the year ended December 31, 2005.

Also for the year-ended December 31, 2005, the Company reclassified the $23,750 income tax expense for the years 2002, 2003, and 2004 from General & administrative to the Tax expense line.  Total expenses decrease by $23,750 due to the tax reclassification. The net income (loss) amount did not change.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 13 -   RESTATEMENT AND RECLASSIFICATION – (CONTINUED)

    A summary of the effects of these changes is as follows:

Pacific Health Care Organization, Inc.
Balance Sheets
For the year ended December 31, 2005

	As Reported in Amended 10KSB May 17, 2006	As Restated	Change

ASSETS
Current Assets

Cash	$345,091	$345,091	$-
Accounts receivable, net of allowance of $38,000	351,311	351,311	-
Deferred tax asset	19,620	19,620	-
Prepaid expenses	42,871	42,871	-
Total current assets	758,893	758,893	-

Property & Equipment, net
Computer equipment	60,922	60,922	-
Furniture & fixtures	24,766	24,766	-
Total property & equipment	85,688	85,688	-

Less: accumulated depreciation	(65,777)	(65,777)	-

Net property & equipment	19,911	19,911	-

Total assets	$778,804	$778,804	$-

LIABILITIES AND STOCK HOLDERS' EQUITY

Current Liabilities

Accounts payable	$41,083	$41,083	$-
Accrued expenses	236,176	236,176	-
Income tax payable	40,812	40,812	-
Unearned revenue	35,352	35,352	-
Total current liabilities	353,423	353,423	-

Total liabilities	353,423	353,423	-

Commitment	-	-	-

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 13 -   RESTATEMENT AND RECLASSIFICATION – (CONTINUED)

Shareholders' Equity
Perferred stock; 5,000,000 shares authorized at
$0.001 par value; zero shares issued and outstanding
Common stock; 50,000,000 shares authorized at
$0.001 par value; 15,427,759 shares issued and
Outstanding	15,428	15,428	-
Additional paid-in-capital	603,148	603,148	-
Accumulated (deficit)	(193,195)	(193,195)	-
Total stockholders' equity	425,381	425,381	-

Total liabilities and stockholders' equity	$778,804	$778,804	$-

(a)	Reclassification of revenue line into subcategories
(b)	Reclassification of tax expense
(c)	Reclassification of fees for data maintenance from Employee enrollment and General & administrative to Data maintenance

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 13 -   RESTATEMENT AND RECLASSIFICATION – (CONTINUED)

Pacific Health Care Organization, Inc.
Statements of Operations
For the year ended December 31, 2005

	As Reported in Amended 10KSB May 17, 2006	As Restated	Change

Revenues	$2,076,391	$-	$(2,076,391)	(a)
HCO fees	-	1,399,012	1,399,012	(a)
MPN fees	-	597,404	597,404	(a)
Other	-	79,975	79,975	(a)
Total revenues	2,076,391	2,076,391	-

Expenses
Depreciation	11,341	11,341	-
Consulting fees	104,110	104,110	-
Salaries & wages	750,516	750,516	-
Professional fees	342,028	342,028	-
Insurance	84,341	84,341	-
Employee enrollment	206,204	116,540	(89,664)	(c)
Data maintenance	-	309,017	309,017	(c)
Bad debt expense	38,000	38,000	-
General & administrative	550,145	307,042	(243,103)	(c)
Total expenses	2,086,685	2,062,935	(23,750)	(b)

Income (loss) from operations	(10,294)	13,456	23,750	(b)

Other income
Interest income	2,456	2,456	-
Total other income	2,456	2,456	-

Income (loss) before income
Tax provision (benefit)	(7,838)	15,912	23,750	(b)

Income tax
provisions (benefit)	21,485	45,235	23,750	(b)

Net income (loss)	$(29,323)	$(29,323)	$-

Basic earnings per share:
Earnings per share amount	$-	$-	$-
Weighted average common
shares outstanding	15,427,759	15,427,759	-

Fully diluted earnings per share:
Earnings per share amount	$-	$-	$-

Weighted average common
shares outstanding	15,427,759	15,427,759	-

(a)	Reclassification of revenue line into subcategories
(b)	Reclassification of tax expense
(c)	Reclassification of fees for data maintenance from Employee enrollment and General & administrative to Data maintenance

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2006 and 2005

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officers and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
CONTROL PERSONS AND CORPORATE GOVERNANACE;
COMPLIANCE WITH  SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the our directors, executive officers, promoters and control persons, their ages, and all offices and positions held within the Company as of  December 31,  2006.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Present Position With the Company	Director Since
Tom Kubota	67	Director, President and Interim Secretary	September 2000

Donald Hellwig	65	Director and Chief Financial Officer	January 2005

Thomas Iwanski	49	Director	November 2004

Doug Hikawa	49	President of Medex Healthcare, Inc.

Geri Plotzke	62	Vice President, Managed Care Services of Medex Healthcare, Inc.

    The following sets forth certain biographical information relating to the Company’s Officers and Directors:

Tom Kubota.  Mr. Kubota has thirty years of experience in the investment banking, securities and corporate finance field. He held the position of Vice President at Drexel Burnham Lambert; at Stem, Frank, Meyer and Fox; and at Cantor Fitzgerald.  Mr. Kubota is the president of Nanko Corporation, which specializes in capital formation services for high technology and natural resources companies.  He has expertise in counseling emerging public companies and has previously served as a director of both private and public companies.  For the last five years, Mr. Kubota has been primarily engaged in running his consulting firm Nanko Investments, Inc.  During the past five years, Mr. Kubota also served as CEO of Fabrics International, Ltd., a privately held corporation.  Fabrics International, and each of its three wholly-owned subsidiaries, recently terminated operations and filed for bankruptcy.   Mr. Kubota is not a nominee or director of any other SEC reporting company.

Donald Hellwig.  Mr. Hellwig has been primarily engaged as a self-employed accountant for the last fifteen years working with various businesses and high net worth individuals.  Mr. Hellwig received an Associates of Arts in 1961 from Santa Monica City College and a Bachelors of Science degree from UCLA in 1964 in Business Administration with an emphasis in accounting. Prior to being self employed Mr. Hellwig held various positions with several companies such as Chief Accountant at Continental Airlines and the Manager of Accounting at Flying Tiger Lines.  Mr. Hellwig is not a nominee or director of any other SEC reporting company.

Thomas Iwanski.  Since September 2006, Mr. Iwanski has served as Chief Financial Officer of SyncVoice Communications, Inc.  From April 2005 through July 2006, Mr. Iwanski served as Senior Vice President, Corporate Secretary and Chief Financial Officer of IP3 Networks, Inc.  From February 2003 through April 2005 Mr. Iwanski served as a Special Advisor to the CEO of Procom Technology, Inc., where he played a prominent role in the development and implementation of business and financial strategies.  Mr. Iwanski has also served in various positions including, Vice President Finance, Chief Financial Officer, Director and Secretary for a number of companies, including Cognet, Inc., NetVantage, Inc., Kimalink, Inc., Xponent Photonics, Inc., Prolong, Inc., and Memlink, Inc.  Mr. Iwanski also has approximately ten years of public accounting experience having worked for KPMG, LLP, as a Senior Audit Manager and a Certified Public Accountant. Mr. Iwanski received a Bachelor of Business Administration from the University of Wisconsin-Madison in 1980.  Mr. Iwanski is not a nominee or director of any SEC reporting company.

Key Employees

Doug Hikawa. President of Medex Healthcare, Inc. (wholly owned subsidiary of the Company). Mr. Hikawa has served as the President of Medex since October 1, 2006. Prior to that he was the Senior Vice President of Medex since 2002 and has over 26 years experience in the Workers’ Compensation industry in California in various positions, including Vice President of Operations, Director, Workers’ Compensation Operations and Vice President Claims. Mr. Hikawa has been administering Health Care Organization (“HCO”) programs since 1996 and Medical Provider Network (“MPN”) program since 2005.

Geri Plotzke. Vice President of Managed Care Services of Medex Healthcare, Inc. (wholly owned subsidiary of the Company). Ms. Plotzke has served as the Vice President of Managed Care Services since October 1, 2006. Prior to that she served as the Director of Managed Care Services, of Medex since 2003 and has over 17 years experience in the workers’ compensation and healthcare industries. Ms. Plotzke’s prior work experience includes various managerial positions including Medical Management Director, Workers; Compensation Program Director, and Disability Case Management Program Director for various insurance and medical management companies

There are no family relations among any of our executive officers, directors or key employees.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years none of the directors or executive officers has been convicted or is currently the subject of a criminal proceeding, excluding traffic violations or similar minor offenses, or has been a party to any judicial or administrative proceeding that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.  Except as disclosed in Mr. Kubota’s biographical information above, in the past five years none of our directors or executive officers, or any business in which they were a general partner or executive officer, have been the subject of a bankruptcy proceeding.

Compliance with Section 16(a) of the Exchange Act

    Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5.   Based management’s review of these reports during the year ended December 31, 2006, it appears that none of our directors, executive officers or greater than 10% shareholders purchased or sold shares during the year ended December 31, 2006.

Code of Ethics

    Our board of directors has adopted a code of ethics that will apply to its principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code.  We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters.  All such requests should be sent care of Pacific Health Care Organization, Inc., Attn: Corporate Secretary, 21 Toulon, Newport Beach, California 92660.

Committees of the Board of Directors

Audit Committee

    We do not currently have a standing audit committee or other committee performing similar functions, nor have we adopted an audit committee charter.  Given the size of the Company, its available resources and the fact that the OTCBB does not require us to have an audit committee, the board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by the audit committee, including selection, review and oversight of the Company’s independent accountants, the approval of all audit, review and attest services provided by the independent accountants, the integrity of the Company’s reporting practices and the evaluation of the Company’s internal controls and accounting procedures.  The board is also responsible for the pre-approval of all non-audit services provided by its independent auditors.  Non-audit services are only provided by our independent accountants to the extent permitted by law.  Pre-approval is required unless a “de minimus” exception is met.  To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than 5% of the total amount of revenues paid by us to our independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.

As we do not currently have a standing audit committee, we do not, at this time have an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission.  The board does believe, however, that should the Company form a standing audit committee in the future, Mr. Thomas Iwanski, an independent director, could qualify as an audit committee expert.

Nominating Committee

We do not currently have a standing nominating committee or other committee performing similar functions, nor have we adopted a nominating committee charter.  Given the size of the Company, its available resources and the fact that the OTCBB does not require us to have a nominating committee, the board of directors has determined that it is in the Company’s best interest to have the full board of directors to participate in the consideration for director nominees.  In general, when the board determines that expansion of the board or replacement of a director is necessary or appropriate, the board will review through candidate interviews with management, consult with the candidate’s associates and through other means determine a candidate’s honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues.  The board would review any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a particular geographic or business target market, or other relevant business experience.  To date we have not paid any fee to any third party to identify or evaluate, or to assist it in identifying or evaluating, potential director candidates.

The nominating committee will consider director candidates nominated by shareholders during such times as the Company is actively considering obtaining new directors.  Candidates recommended by shareholders will be evaluated based on the same criteria described above.  Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Secretary and include: (a) a statement that the writer is a shareholder (providing evidence if the person's shares are held in street name) and is proposing a candidate for consideration; (b) the name and contact information for the candidate; (c) a statement of the candidate’s business and educational experience; (d) information regarding the candidate’s qualifications to be director, including but not limited to an evaluation of the factors discussed above which the board would consider in evaluating a candidate; (e) information regarding any relationship or understanding between the proposing shareholder and the candidate; (f) information regarding potential conflicts of interest; and (g) a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected.  Because of the small size of the Company and the limited need to seek additional directors, there is no assurance that all shareholder proposed candidates will be fully considered, that all candidates will be considered equally, or that the proponent of any candidate or the proposed candidate will be contacted by the Company or the board, and no undertaking to do so is implied by the willingness to consider candidates proposed by shareholders.

Compensation Committee

    We do not have a standing compensation committee or a charter; rather our President evaluates officer and employee compensation issues subject to the approval of our board of directors.  Our President makes recommendations to the board of directors as to employee benefit programs and officer and employee compensation.  The compensation of the President is determined and approved directly by our board of directors.  Neither the President nor the board of directors engaged compensation consultants during the year.

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes the total compensation paid for the 2006 and 2005 fiscal years to our president and chief executive officer and to each other named executive officer whose compensation exceeded $100,000 for the year ended December 31, 2006 (the “named executive officers”).

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(2) ($)	All Other Compensation(4) ($)	Total ($)
Tom Kubota	2006	$71,400	$-0-	$-0-	$-0-	$71,400
President and Director	2005	42,000	10,000	-0-	-0-	52,000

Doug Hikawa(1)	2006	$137,908	$3,400	$6,860	$-0-	$148,168
President, Medex Healthcare	2005	138,846	6,400	16,979	-0-	162,225

Geri Plotzke(3)	2006	$92,800	$2,600	$-0-	$-0-	$134,243
Vice President, Medex Healthcare

Donald Balzano (5)	2006	$125,875	$-0-	$-0-	$38,842	$164,717
Former CEO, Medex Healthcare	2005	172,341	8,600	-0-	-0-	181,475

(1)  Doug Hikawa was promoted from Senior Vice President of Medex to President of Medex effective October 1,2006.
      (2)  Represents the dollar amount recognized for financial statement reporting purposes during 2006 in accordance with FAS 123(R) with respect stock options granted to Mr. Hikawa in October 2004.  The option are exercisable over a three year term, with the right to purchase 100,000 restricted shares for $.05 per share vesting upon the date of grant; the right to purchase an additional an additional 100,000 restricted shares for $.10 per share  vesting one year from the date of grant and the right to purchase the remaining 150,000 restricted shares for $.20 per share vesting on the two years from the date of grant.  None of Mr. Hikawa’s options have been exercised to date.
(3)  Geri Plotzke was promoted to Vice President of Medex Healthcare, Inc effective October 1, 2006.
(4)  Represents the following amounts:  Mr. Balzano, $38,842 in consulting fees.
(5) Donald P. Balzano resigned as CEO of Medex Healthcare, Inc and became a consultant to Medex effective October 1, 2006.

Employment Agreements

We do not have employment agreements with any of our employees or any of the employees of Medex.  All of our employees, including our executive officers and the executive officers or our Medex, are employed on an at will basis.  Compensation of executive officers is determined by our board of directors on an annual basis.

Employer Benefit Plans

Medex currently provides health care benefits, including medical and dental insurance, subject to certain deductibles and co-payments to its full time employees.

Medex also maintains a 401(k) profit sharing plan for Medex employees who meet the eligibility requirements set forth in the plan.  Pursuant to the plan, Medex may make discretionary matching contributions and/or discretionary profit sharing contributions to the plan.  All such contributions must comply with federal pension laws non-discrimination requirements and the terms of the plan.  In determining whether to make a discretionary contribution, the board of directors evaluates Medex’s current and future prospects and management’s desire to reward and retain employees and attract new employees.  To date, Medex has never made any matching contributions and/or discretionary profit sharing contributions to the plan.

PHCO does not provide any health care, retirement, pension, or other benefit plans to its employees at the present time; however, the board of directors may adopt plans as it deems to be reasonable under the circumstances.  The executive officers of PHCO do not participate in the employer benefit plans offered by Medex.

Stock Option Plan

In November 2002 our board of directors adopted the Pacific Health Care Organization, Inc. 2002 Stock Option Plan (the “Plan”).  The Plan was later ratified by our shareholders at a special meeting of shareholders held in November 2004.  The Plan reserves 1,000,000 common shares for distribution under the Plan.  The purpose of the Plan is to allow us to offer key employees, officers, directors, consultants and sales representatives an opportunity to acquire a proprietary interest in the Company.  The various types of incentive awards which may be provided under the Plan enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business.

Employee Stock Purchase Plan

We do not currently have an employee stock purchase plan in place.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information concerning all option holdings for the fiscal year ended December 31, 2006 for each of the named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Tom Kubota	-0-	-0-	-0-	-0-
Doug Hikawa	350,000	-0-	(1)	10/11/2007

(1)  On October 11, 2004, we granted stock options to Doug Hikawa, an officer of our subsidiary, Medex Healthcare to purchase up to 350,000 restricted common shares of the Company.  The options are exercisable as follows:  100,000 shares the first year with an exercise price of $.05 per share; 100,000 shares the second year with an exercise price of $.10 per share; and 150,000 shares the third year with an exercise price of $.20 per share.  The options expire three years from the date of grant.  To date, none of these options have been exercised.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total($)
Tom Iwanski	4,600	4,600
Don Hellwig	4,600	4,600
Tom Kubota	4,600	4,600

Effective as of March 2005 our directors are compensated $300 for each monthly directors' meeting attended in person, and $1,000 for then annual directors meeting, plus airfare and hotel expense.  No director receives a salary as a director.

Director Stock Purchase Plan

We do not currently have a director stock purchase plan in place.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 29, 2006, the name and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the issued and outstanding shares of our Common Stock, and the name and shareholdings of each director and of all executive officers and directors as a group.

Type of Security	Name and Address	Amount & Beneficial Ownership	% of Class

Common	Peter G. Alexakis	1,083,333	7.0%
	2001 Santa Monica Blvd Suite 1190W
	Santa Monica, CA 90404

Common	Amafin Trust	1,500,000	9.7%
	121 Meierhofstrasse
	FL 9495 Triesen
	Lichtenstein

Common	Eurifa Anstalt	955,343	6.2%
	121 Meierhofstrasse
	FL 9495 Triesen
	Lichtenstein

Common	Donald P. Balzano(1)	1,083,335	7.0%
	5422 Michelle Drive
	Torrance, CA 90503

Common	Manfred Helmut Heeb	1,445,982	9.4%
	121 Meierhofstrasse
	FL 9495 Triesen
	Lichtenstein

Common	Donald Hellwig(2)	3,000	*
	6266 Morley Avenue
	Los Angeles, CA 90056

Common	Doug Hikawa(2)(3)	350,000	*
	5150 Pacific Coast Highway
	Suite 500
	Long Beach, CA 90807

Common	Thomas Iwanksi(2)	-0-	*
	1541 Amberwood Drive
	Santa Ana, CA. 92705

Common	Tom Kubota(2)(4)	3,242,264	21.0%
	21 Toulon
	Newport Beach, CA 92660

Common	Nanko Investments(4)	2,785,638	18.1%
	1280 Bison, Suite B9-596
	Newport Beach, CA 92660

Common	William Rifkin	1,083,333	7.0%
	1820 Mayfield Ave #106
	Brentwood, CA 90049

Common	Auric Stiftung	1,500,000	9.7%
	PO Box 83
	Aeulestrasse 5
	FL 9490 Vaduz
	Liechtenstein

Common	Marvin Teitelbaum	1,083,333	7.0%
	354 Homewood Road
	Los Angeles, CA 90049

Common	Janet Zand	1,083,333	7.0%
	1505 Rockcliff Road
	Austin, TX. 78796

	All executive officers and directors	3,595,264	23.3%
	as a group (4 persons)

	TOTAL	14,063,256	91.4%

* Less than 1%.
(1) Mr. Balzano is the former CEO of Medex Healthcare, Inc.
(2) Messers. Hellwig, Iwanski and Kubota are directors of the Company.  Messers. Hellwig and Kubota are executive officers of the Company.  Mr. Hikawa is the president of Medex Healthcare, Inc.
(3)    Mr. Hikawa holds immediately exercisable options to purchase up to an aggregate of 350,000 shares of our common stock at prices ranging from $0.05 to $0.30.  The options expire on October 11, 2007.
(4) The number of shares attributed to Mr. Kubota includes 456,626 shares held of record in Mr. Kubota’s name and 2,785,638 shares held of record by Nanko Investments, Inc.  Mr. Kubota is the president of Nanko Investments, Inc.  As such, Mr. Kubota may be deemed to have voting and/or investment power over the shares held by Nanko Investments and therefore may be deemed to be the beneficial owner of those shares.

Change in Control

To the knowledge of the management, there are no present arrangements or pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPSAND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE

We did not engage in any significant dealings with affiliates during the year ended December 31, 2006.  If, however, there are dealings with related parties in the future, we will attempt to deal on terms competitive in the market and on the same terms that either party would deal with a third person.

        The board has determined that only Mr. Iwanski would qualify as an independent director as that term is defined in the listing standards of the American Stock Exchange.

ITEM 13.  EXHIBITS

 The following exhibits are hereby incorporated by reference into this Annual Report.

Exhibit Number	Title of Document

Exhibit 14.1	Code of Ethics

Exhibit 21.1	Subsidiaries

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Chisholm Bierwolf & Nilson, LLC. served as the Company’s independent registered public accounting firm for the years ended December 31, 2006 and 2005, and is expected to serve in that capacity for the current year.  Principal accounting fees for professional services rendered for the Company by Chisholm, Bierwolf & Nilson, LLC. for the year ended December 31, 2006 and 2005, are summarized as follows:

	2006	2005
Audit	$34,934	$16,399
Audit related	$0	$0
Tax	$11,250	$0
All other	$0	$2,537

Total	$46,184	$35,221

Audit Fees.  Audit fees were for professional services rendered in connection with the Company’s annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

Other Fees.  Other fees were for EDGAR filing services provided to the Company.

Board of Directors Pre-Approval Policies and Procedures.  At its regularly scheduled and special meetings, the Board of Directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by the Company’s independent accountants.  The Board of Directors has the authority to grant pre-approvals of non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

/S/ Tom Kubota
Tom Kubota, President and Director	April 16, 2007

/S/ Donald C. Hellwig
Donald C. Hellwig, Chief Financial Officer and Director	April 13, 2007

/S/ Doug Hikawa
Doug Hikawa, President of Medex Healthcare, Inc.	April 13, 2007

/S/ Thomas Iwanski
Thomas Iwanski, Director	April 13, 2007