Form 10QSB
period 2007-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2007-05-15
CIK 1138476

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ________________

Commission File Number 0-50009

PACIFIC HEALTH CARE ORGANIZATION, INC.
(Exact name of small business issuer as specified in its charter)

UTAH	87-0285238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Toulon, Newport Beach, CA 92660
(Address of principal executive offices)

(949) 721-8272
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)      Yes ☐  No ☒

As of May 11, 2007, the registrant had 15,427,759 shares of its common stock, par value $.001 issued and outstanding.

Transitional small business disclosure format.  Yes ☐  No ☒

PART I.   FINANCIAL INFORMATION
Item 1. Financial Information
Pacific Health Care Organization, Inc.
Balance Sheets
ASSETS
	March 31, 2007 (Unaudited)	December 31, 2006
Current Assets
Cash	$318,494	$273,058
Accounts receivable, net of allowance of $20,000	151,527	213,738
Income tax receivable	32,623	27,355
Deferred tax asset	17,809	14,615
Prepaid state income tax	0	1,600
Prepaid expenses	53,649	49,548
Total current assets	574,102	579,914

Property and equipment, net (note 4)
Computer equipment	60,922	60,922
Furniture & fixtures	24,766	24,766
Total property & equipment	85,688	85,688

Less: accumulated depreciation	(77,702)	(75,317)

Net property & equipment	7,986	10,371

Total assets	$582,088	$590,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$4,783	$9,910
Accrued expenses (note 8)	166,678	142,065
Tax payable	100	-
Unearned revenue	100,099	83,521
Total current liabilities	271,660	235,496

Total liabilities	271,660	235,496

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $ 0.001 par value; 15,427,759 shares issued and outstanding	15,428	15,428
Additional paid-in capital	610,007	610,007
Accumulated (deficit)	(315,007)	(270,646)
Total stockholders' equity	310,428	354,789

Total liabilities and stockholders’ equity	$582,088	$590,285

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Statements of Operations
(Unaudited)

	For three months ended March 31,
	2007	2006
Revenues
HCO fees	$186,223	$331,309
MPN fees	156,666	202,651
Other	61,430	39,286
Total revenues	404,319	573,246

Expenses
Depreciation	2,385	2,385
Consulting fees	45,892	18,207
Salaries & wages	154,287	169,275
Professional fees	56,524	54,462
Insurance	24,713	36,579
Employment enrollment	17,400	28,200
Data maintenance	89,296	94,171
General & administrative	65,226	59,632

Total expenses	455,723	462,911

Income (loss) from operations	(51,404)	110,335

Other income:
Interest income	281	884
Total other income	281	884

Income (loss) before taxes	(51,123)	111,219

Income tax provision (benefit)	(6,762)	40,600

Net income (loss)	$(44,361)	$70,619

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net Income (Loss)	$(44,361)	$70,619
Adjustments to reconcile net income (loss) to net cash:
Depreciation	2,385	2,385
Changes in operating assets & liabilities
Decrease in accounts receivable	62,211	129,247
(Increase) in income tax receivable	(5,268)	-
(Increase) in deferred tax asset	(3,194)	-
Decrease in prepaid state income tax	1,600	-
(Increase) decrease in prepaid expenses	(4,101)	2,775
Increase (decrease) in accounts payable	(5,127)	4,232
Increase in accrued expenses	24,613	8,658
Increase in income tax payable	100	40,600
Increase (decrease) in unearned revenue	16,578	(11,152)
Net cash provided by operating activities	45,436	247,364

Cash Flows from Investing Activities
Net cash used by investing activities	-	-

Cash Flows from Financing Activities
Net cash used by financing activities	-	-

Increase in cash	45,436	247,364

Cash at beginning of period	273,058	345,091
Cash at end of period	$318,494	$592,455

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Taxes	-	1,369

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2007

NOTE 1 - Corporate History

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

The principle business of the Company is that of its wholly owned subsidiary Medex. Medex is in the business of managing and administering Health Care Organizations (“HCOs”).  HCOs are networks of medical providers established to serve the Workers’ Compensation industry. In the original legislation establishing HCOs, the California legislature mandated that if an employer contracts services from an HCO, the injured workers must be given a choice between at least two HCOs. Medex recognized early on that two HCO certifications were necessary to be competitive. Instead of aligning with a competitor, Medex elected to go through the lengthy application process with the DIR twice and received certification to operate two separate HCOs. While there is no longer a statutory requirement to offer two HCOs to employers Medex continues to retain its two certifications, so that employer clients have the option of offering one or two HCOs to their employees. The Company believes its ability to offer two HCOs gives potential clients greater choice, which is favored by a number of employers, especially those with certified bargaining units.

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

By virtue of our continued certification as an HCO, we were statutorily deemed to be qualified as an approved MPN on January 1, 2005.  Because we already had qualified networks in place through our HCO program, we began offering MPN services in January 2005.  As a licensed HCO and MPN, we are able to offer our clients an HCO program, an MPN program and a hybrid of the HCO and MPN programs.  Under this hybrid model, an employer can enroll its employees in the HCO program, and then prior to the expiration of the 90 or 180 day treatment period under the HCO program, the employer can enroll the employee into the MPN program.  This allows employers to take advantage of both programs.  To the best of our knowledge, we are currently the only entity that offers both programs together in a hybrid program.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2007

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

The Company’s subscribers generally pay in advance for their services by check or electronic check payment, and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from subscribers are recorded on the balance sheet as deferred revenue.  In circumstance where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2007

NOTE 2 - Significant Accounting Policies (continued)

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

E.   Net Earnings (Loss) Per Share of Common Stock (unaudited)

The computation of earning (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Potentially issuable common shares totaling 416,250 related to options were considered but excluded from the calculation of fully diluted loss per share during 2006 and 2005 because their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2007	2006
Basic Earnings per share:
Income (loss) (numerator)	$(44,361)	$70,619
Shares (denominator)	15,427,759	15,427,759
Per Share Amount	$(.00)	$.00

Fully Diluted Earnings per share:
Income (Loss) (numerator)	$(44,361)	70,619
Shares (denominator)	15,427,759	15,427,759
Per Share Amount	$(.00)	$.00

F.   Depreciation

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets for the estimated lives of the assets.  Depreciation is computed on the straight line method.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2007

NOTE 2 - Significant Accounting Policies (continued)

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

L.   Capital Structure

The Company has two classes of stock.  Preferred stock, 5,000,000 shares authorized, zero issued.  Voting rights and liquidation preferences have not been determined. The Company also has voting common stock of 50,000,000 shares authorized, with 15,427,759 shares issued and outstanding.  No dividends were paid in the three months ended 2007 and 2006.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2007

NOTE 2 - Significant Accounting Policies (continued)

M.   Stock-Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of Financial Accounting Standards No. 123 (Revised 2004), “Accounting for Stock-Based Compensation” (SFS123[R]). This standard requires the company to record compensation expense using the Black-Scholes pricing model.

N.   Trade Receivables

The Company, in the normal course of business, extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  At the three months ended March 31, 2007, a $20,000 general reserve for balances over 90 days past due has been established.

The percentages of the major customers to total accounts receivable for the three months ended March 31, 2007 (unaudited) are as follows:

Customer A	33%
Customer B	10%

NOTE 3 - New Technical Pronouncements

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS – AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140. This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The adoption of SFAS No. 155 did not have an impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS – AN AMENDMENT OF FASB STATEMENT No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Company's consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2007

NOTE 3 - New Technical Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have an impact on the Company’s consolidated financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

In September 2006, the FASB issued SFAS No. 158,  EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS –AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other that a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES – INCLUDING AN AMMENDMENT OF FASB STATEMENT NO.115. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

NOTE 4 - Fixed Assets

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the office equipment, and furniture and fixtures, respectively. Scheduled below are the assets, costs and accumulated depreciation at March 31, 2007 (unaudited) and December 31, 2006.

	Cost		Depreciation Expense		Accumulated Depreciation
			For the Three Months Ended
Assets	March 31,2007	December 31, 2006	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006

Computer Equipment	$60,922	$60,922	$-	$6,386	$60,922	$60,922
Furniture & Fixtures	24,766	24,766	2,385	3,154	16,780	14,395

Totals	$85,688	$85,688	$2,385	$9,540	$77,702	$75,317

NOTE 5 - Income Taxes

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 (“SFAS No. 109”) “Accounting for Income Taxes.”  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the three months ended March 31, 2007 and the year ended December 31, 2006 consisted of the following:

	2007	2006
	(unaudited)
Current:
Federal	$(5,268)	$(17,948)
State	1,700	1,700
Deferred:
Federal	(2,943)	4,240
State	(251)	765
Total tax (benefit)	$(6,762)	$(11,243)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at March 31, 2007 and December 31, 2006 are as follows:

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2007

NOTE 5 - Income Taxes (continued)

	2007	2006
	(unaudited)
Net operating loss
Depreciation	$1,239	$-
Federal	(788)	(1,060)
State	(120)	(160)
Reserve for bad debts
Federal	6,770	6,770
State	1,030	1,030
Vacation accruals
Federal	7,567	6,135
State	1,126	915
Charitable contribution	985	985
Deferred tax asset	$17,809	$14,615

    The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2007	2006
	(unaudited)
Expense at federal statutory rate	$(10,708)	$(26,403)
State tax effects	1,700	1,700
Non deductible expenses	2,497	12,335
Taxable temporary differences	1,704	2,100
Deductible temporary differences	-	(6,340)
Current net operating loss	1,239	-
Deferred tax asset valuation increase	(3,194)	5,005
Income tax (benefit)	$(6,762	$(11,243)

NOTE 6 - Operating Leases (unaudited)

The Company’s lease on its 3,504 square feet of office space at 5150 East Pacific Coast Highway, Long Beach, California 90804 expired on February 28, 2006.  Prior to expiration of the lease, the Company was leasing the space for $6,482 per month.  Subsequent to the year end, the Company negotiated a five year extension of its lease agreement.  The monthly lease payments increased to $7,008 per month for the first year with 3% annual increases in the following years, resulting in monthly lease payment of $7,887 at the expiration of the lease.  The space the Company is leasing is sufficiently large enough to accommodate all of its administrative needs. Also the Company leases approximately 600 square feet of office space in Newport Beach, California on a month to month basis.

Total Lease Commitments:	Year	Amount
	2007	$64,962
	2008	88,784
	2009	91,450
	2010	94,196
	Thereafter	15,776
	Total	$355,168

Rent expense for the months ended March 31, 2007 and March 31, 2006 was $24,834 and $18,138, respectively.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2007

NOTE 7 - Major Customers

The Company had three customers who, accounted for 10 percent, or more of the Company’s total revenues during the three months ended March 31, 2007 and two customers in the year ended December 31, 2006.  The percentages of total revenues for the three months ended March 31, 2007 and the year ended December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
	(unaudited)
Customer A	13%	10%
Customer B	12%	10%
Customer C	10%	-%

NOTE 8 - Accrued and Other Liabilities

	March 31, 2007	December 31, 2006
	(unaudited)
Accrued liabilities consist of the following:
Employment Enrollment Fees	$117,400	$100,000
Compensated Absences	22,278	18,065
Legal Fees	27,000	12,000
Other	-	12,000
Total	$166,678	$142,065

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2007

NOTE 9 - Options for Purchase of Common Stock

In August 2002, the Company adopted a stock option plan.  The Company adopted a plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.   Options are exercisable six months after the grant date and expire five years from the grant date.  Under the Plan, the exercise price of any options granted is determined at the time of grant.  Currently there are option outstanding under the Plan to purchase up to a total of 66,250 shares.   The exercise price of these outstanding options is $.05.  The fair market value of these options at the date of grant was determined to be $.035 due to earlier issuances for cash of this stock.  The plan calls for a total of 1,000,000 shares to be held for grant.  A summary of activity follows:

2002 Stock Option Plan	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2006	66,250	$.05
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding, December 31, 2006	66,250	$.05
Exercisable, December 31, 2006	66,250	$.05

Outstanding, January 1, 2007	66,250	$.05
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding, March 31, 2007	66,250	$.05
Exercisable, March 31, 2007	66,250	$.05

In accordance with SFAS 123, Accounting for Stock-Based Compensation, $0 has been charged to compensation expense for the three months ended March 31, 2007 and December 31, 2006, respectively.

The fair value of the option grant was established at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	4.0%
Dividend yield	0%
Volatility	119%
Average expected term (years to exercise date)	½

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2007

NOTE 9 - Options for Purchase of Common Stock (continued)

Employee stock options outstanding and exercisable under this plan as of March 31, 2007 are:

Range of Exercise Price	Outstanding Options	Weighted Average of Exercise Price	Weighted Average Remaining Contractual Life (years)	Outstanding Options	Weighted Average of Exercise Price
$.05	66,250	$.05	.41	66,250	$.05

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

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2006	-	$-
Granted	350,000	.68
Exercised	-	-
Canceled	-	-
Outstanding, December 31, 2006	350,000	$.68
Exercisable, December 31, 2006	200,000	$.05

Outstanding, January 1, 2007	350,000	$.68
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding, March 31, 2007	350,000	$.68
Exercisable, March 31, 2007	350,000	$.23

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2007

NOTE 10- STOCK OPTION AGREEMENT (continued)

In accordance with SFAS 123, Accounting for Stock-Based Compensation, $0 and $15,121 has been charged to compensation expense for the three months ended March 31, 2007 and year ended December 31, 2006, respectively.  The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	4.0%
Dividend yield	0%
Volatility	119
Average expected term (years to exercise date)	1/2

Employee stock options outstanding and exercisable under this agreement as of March 31, 2007 are:

Range of Exercise Price	Outstanding Options	Weighted Average of Exercise Price	Weighted Average Remaining Contractual Life (years)	Outstanding Options	Weighted Average of Exercise Price
$.05-.20	350,000	$.68	.09	350,000	$.23

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

NOTE 12 - Unaudited Information

The financial statement for the three months ended March 31, 2007 and 2006 were taken from the books and records of the Company without audit.  However, such information reflects all adjustments, which are in the opinion of management, necessary to properly reflect the results of the three months ended March 31, 2007 and 2006, and are of a normal, recurring nature.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Item 2.   Management’s Discussion and Analysis of Financial Statements and Results of Operations

Overview

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

    In 2004, the California legislature enacted new laws that created the Medical Provider Network (“MPN”).  Like an HCO, an MPN is a network of health care professionals, although MPN networks do not require the same level of medical expertise in treating employees’ work place injuries.  Under an MPN program, the employer dictates which physician the injured employee will see for the initial visit.  Thereafter, the employee can choose to treat with any physician within the MPN network.  Under the MPN program, however, for as long as the employee seeks treatment for his injury, he can only seek treatment from physicians within the MPN network.

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

    Unlike HCOs, MPNs are not assessed the annual enrollee fee that must be paid to the DWC.  MPNs have fewer data reporting obligations and no annual enrollment notice delivery requirements.  MPN’s are only required to provide an enrollment notice at the time the employee first joins the MPN and a second notice must be delivered to the employee at the time he suffers a workplace injury.  While we experienced increased HCO and MPN enrollment during the first quarter 2007, the growth in MPN enrollment was much larger than the growth in HCO enrollment.  We believe this was due to the fact that MPN’s have no annual fee, and there is less administrative burden upon the employer with an MPN.  In our experience, some of our clients prefer the HCO program because of the ultimate medical control element that is not offered in the MPN program, however, we have experienced and expect to continue to experience greater growth in MPN enrollment in the near future because of the lower costs and reporting obligations associated with the MPN program.

    The following information contained in this analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related disclosures.

Liquidity and Capital Resources

    We do not currently possess a financial institution source of financing and there is no guarantee that our revenues and other existing sources of cash will be adequate to meet our liquidity requirements.

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

    As of March 31, 2007, we had cash on hand of $318,494 compared to $592,455 at March 31, 2006.  The $273,961 decrease in cash on hand is the result of decreased revenue from operations, which was compounded by a significant increase in legal fees associated with defending the Company against the lawsuit brought by Marvin Teitelbaum and Peter Alexakis throughout 2006. We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.  We do not anticipate needing to find other sources of capital at this time.  If, however, our revenues are less than anticipated we may need to find other sources of capital to continue operations.  Most likely we would seek additional capital in the form of debt and/or equity.  While we believe we are capable of raising additional capital, there is no assurance that we will be successful in locating other sources of capital on favorable terms or at all.

Results of Operations

    Comparison of the three months ended March 31, 2007 and 2006

    Despite a 67% increase in the total number of employee enrollees during three months ended March 2007, total revenues decreased 29% to $404,319. As a result of goodwill gesture, in February 2007, we  entered into an agreement with a major customer to absorb the cost of re-enrolling their employees into the HCO program with no additional revenue being generated.  Another contributing factor to decreasing revenue is the increasing popularity of our a la carte option.    This option allows an employer to enter either our HCO or MPN program at a lower rate and pay a separate cost for other services as needed in the future.  We expect that our goodwill gesture in February 2007 was a one-time event.  We also anticipate that our a la carte option will continue to be a popular option in the future which could contribute to reductions in revenue in future quarters.

    During the three months ended March 31, 2007, we had approximately 176,000 total enrollees.  This was made up of approximately 62,000 HCO clients and 114,000 MPN clients.  By comparison during the three months ended March 31, 2006 we had approximately 105,000 enrollees, including approximately 46,000 HCO enrollees and approximately 59,000 MPN enrollees.  The 34% increase in HCO enrollees is the result of increasing customers and existing customers increasing their number of enrollees. The 93% increase in our MPN enrollees is the result of increasing customers and existing customers increasing their number of enrollees.

    Despite a 35% increase in HCO enrollment, during the three months ended March 31, 2007 we experienced a 43% decrease in revenue from HCO fees.  As discussed in above, this decrease was primarily the result of the goodwill gesture we made to one of our clients in February 2007.  Due to increased competition and barring legislative changes to reduce or eliminate government fees and otherwise reduce the costs and burdens of administering an HCO program to allow HCOs to be more price competitive with MPNs, we expect that enrollment in our HCO program will continue to be challenging and could continue to negatively impact revenues from HCO enrollment.  Based on a review of the expiration dates of current contracts with our existing HCO clients and our experience over the past year, we anticipate that during fiscal 2007 we will experience a 3% increase in total HCO enrollment. As a result of our goodwill gesture, we anticipate we will experience a 3% decrease in HCO revenue in fiscal 2007.

    Despite a 93% increase in MPN enrollees in three months ended March 31, 2007, we realized a 22% decrease in MPN fees.  The average fee we charged per MPN enrollee during the three months ended March 31, 2007 was 58% lower than in three months ended March 31, 2006. In the second and third quarters of 2006, the Company renegotiated its rates to be more competitive with its customers. Therefore the three month comparison of March 31, 2007 and 2006 reflect the significant rate reduction. While revenue from MPN enrollment was down significantly during the first quarter, we expect MPN rates for services to be relatively stable throughout the balance of fiscal 2007. We continue to anticipate that MPN revenue for the 2007 fiscal year will be approximately 7% higher compared to fiscal 2006.

    During the three months ended March 31, 2007, other revenue increased 56% to $61,430 from $39,286 for the three months ended March 31, 2006.  The primary component of other revenue is nurse case management.  We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services.  We do not anticipate such significant growth in other revenue during the remainder of 2007.  We continue to anticipate approximately 18% growth in other revenue by the end of fiscal 2007.

    We expect the aforementioned 3% decrease in HCO fees to more than offset the expected 7% increase in MPN fees and the anticipated 18% increase in other revenue and will result in an overall decrease in total revenue of approximately 3% in 2007.

    Total expenses remained flat during the three months ended March 31, 2007 compared to 2006, decreasing less than 2%.  We expect total expenses to be approximately 17% lower during the 2007 fiscal year, primarily as a result of settling the aforementioned lawsuit during 2006.

    During the three months ended March 31, 2007, consulting fees increased to $45,892 from $18,207 during the three months ended March 31, 2006.  This increase in consulting fees was primarily due to a former executive officer of Medex leaving his position during 2006 and becoming a consultant.  We anticipate that consulting fees will increase approximately 37% in 2007 as we continue to retain the consulting services of the former Medex executive officer.

    Salaries and wages decreased $14,988 or 9% during the three months ended March 31, 2007.  The decrease in salaries & wages is attributable to the aforementioned resignation of the former Medex executive officer.  We expect salaries and wages to be approximately 13% lower in 2007 as a result of the reduction in overall salaries and wages from the resignation of the former Medex executive officer.  As discussed above, however, we expect this decrease in salaries and wages in 2007 will be largely offset by the corresponding increase in consulting fees.

    For the three months ended March 31, 2007, we incurred professional fees of $56,524 compared to $54,462 during the three months ended March 31, 2006.  The increase is due to the independent auditors’ cost to comply with the reporting obligations of the Company under the Exchange Act of 1934.  Despite this increase in professional fees during the first quarter, we expect professional fees to be about 66% lower in 2007, as compared to 2006, as a result of the settlement of the lawsuit against the Company during 2006.

    During the three months ended March 31, 2007, we incurred insurance expenses of $24,713, an $11,866 decrease over the prior year quarter.  The decrease in 2007 is primarily due to a former Medex executive officer becoming an independent consultant thus lowering the health insurance premium.  We do not expect insurance expense to increase materially in 2007.

    Employee enrollment decreased $10,800 to $17,400 during the three months ended March 31, 2007, compared to the three months ended March 31, 2006.  As an HCO, we are required to pay a fee to the State of California Division of Workers’ Compensation for each person enrolled at the end of the calendar year in our HCO program.  The decrease in employee enrollment expenses in the three months ended March 31, 2007 reflects the decreased number of persons expected to be enrolled in our HCO program at the year-end December 31, 2007.  Part of the decrease in enrollment expense in 2007 was also the result of our over estimating employee enrollment fees during 2006.

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

    Data maintenance fees may also vary significantly from employee enrollment fees in any given year.  Employee enrollment fees are determined based on the number of HCO enrollees at the end of the calendar.  Employee enrollment fees do not take into account fluctuations in HCO enrollees during the year.  By comparison, data maintenance fees are billed as services are provided.  Therefore, we may have years when HCO enrollment is higher during the year than it is at the end of the calendar year, resulting in variances in data maintenance fees and employee enrollment fees in a given year.

    Finally, data maintenance fees are also impacted by the prices we can negotiate with our third party service providers.

    During three months ended March 31, 2007 we experienced a 34% increase in HCO enrollees and a 93% increase in MPN enrollees, resulting in an overall enrollment increase of 67%.  Data maintenance fees decreased 5% during the three months ended March 31, 2007.  The slight decrease in data maintenance fees are attributable to lower data maintenance costs associated with the renewal of MPN enrollees.  During 2007 we expect data maintenance fees will decrease approximately 5% as a result of negotiation of lower printing costs with a vendor and fewer HCO enrollees.

    General and administrative expenses increased 9% to $65,226 during the three months ended March 31, 2007.  This increase in general & administrative expense was attributable to increase in rent cost, as well as, renting additional office space.  We do not expect a significant change in general and administrative expenses in upcoming quarters.

    The 29% decrease in our total revenue was partially offset by the a 2% decrease in total expenses during the three months ended March 31, 2007, resulting in a loss from operations of $51,404 compared to income from operations of $110,335 during three months ended March 31, 2006.

    As a result of decreasing revenue that was only partially offset by a decrease in total expenses, we realized a net loss of $44,361 for the three months ended March 31, 2007, compared to net income of $70,619 during the three months ended March 31, 2006.  In 2007, we anticipate that a projected 37% increase in consulting fees will be more than offset by a 13% decrease in salaries and wages, and a 66% decrease in professional fees to result in a 15% decrease in total expenses in 2007.  We expect this 15% decrease in total expenses will more than offset the projected 3% decrease in total revenue in 2007, resulting in a net profit in 2007.

Cash Flow

    During the three months ended March 31, 2007 cash was primarily used to fund operations. We had a net decrease in cash of $273,961 during the three months ended March 31, 2007. See below for additional discussion and analysis of cash flow.

	For the three months ended March 31,
	2007 (unaudited)	2006 (unaudited)

Net cash provided by operating activities	$45,436	$247,364
Net cash used in investing activities	-	-
Net cash provided by (used in) financing activities	-	-

Net Change in Cash	$45,436	$(247,364)

During the three months ended March 31, 2007, net cash provided by operating activities was $45,436, compared to net cash provided by operating activities of $247,364 during the three months ended March 31, 2006. This decrease in cash on hand is the result of decreased revenue from operations, which was compounded by a significant increase in legal fees associated with defending the Company against the lawsuit brought by Marvin Teitelbaum and Peter Alexakis.

The Company did not engage in investing or financing activities during the first three months of March 31, 2007 or 2006.

Summary of Material Contractual Commitments

	Payment Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating Lease	$355,168	$64,962	$180,234	$109,972	$-
Total	$355,168	$64,962	$180,234	$109,972	$-

Off-Balance Sheet Financing Arrangements

As of March 31, 2007 the Company had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

    In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS – AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140.This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The adoption of SFAS No. 155 did not have an impact on the Company's consolidated financial statements.

    In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS – AN AMEDNMENT OF FASB STATEMENT No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Company's consolidated financial statements.

    In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have an impact on the Company’s consolidated financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

    In September 2006, the FASB issued SFAS No. 158,  EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS –AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other that a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company’s consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES – INCLUDING AN AMMENDMENT OF FASB STATEMENT NO.115. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

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

Forward Looking Information and Cautionary Statement

    The Company notes that certain statements set forth in this Quarterly Report on Form 10-QSB which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the Company's actual results of operations. The Company faces many risks and uncertainties, many of which are beyond the control of the Company, including but not limited to: economic conditions generally and in the industry in which the Company and its customers participate; competition within the Company’s industry, including competition from much larger competitors; legislative changes which could render the Company’s services less competitive or obsolete; failure by the Company to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; delays, reductions, or cancellations of contracts previously entered with the Company. Readers should consider all of these risk factors as well as other information contained in this report.

    Forward-looking statements are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which the Company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The Company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward- looking statements should be considered in the context of the risk factors listed above.

Item 3.   Controls and Procedures

    Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. They concluded that the controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

    Changes in Internal Controls. There was no change in our internal control over financial reporting during the months ended March 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.   Exhibits

 The following exhibits are hereby incorporated by reference into this Annual Report.

Exhibit Number	Title of Document

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

Exhibit 31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

Exhibit 32.3	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Signature	Title	Date

/s/ Tom Kubota	Chief Executive Officer	May 14, 2007
Tom Kubota

/s/ Donald C. Hellwig	Chief Financial Officer	May 14, 2007
Donald C. Hellwig

/s/ Doug E. Hikawa	President, of Medex Healthcare, Inc.	May 14, 2007
Doug E. Hikawa