Form 10QSB
period 2007-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2007-08-14
CIK 1138476

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

☑    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
         Yes [  ]  No [X]

As of August 7, 2007, the registrant had 15,427,759 shares of its common stock, par value $.001 issued and outstanding.

Transitional small business disclosure format.  Yes [  ]  No[X]

PART I.   FINANCIAL INFORMATION
Item 1. Financial Information

Pacific Health Care Organization, Inc.
Balance Sheets
ASSETS
	June 30, 2007 (Unaudited)	December 31, 2006
Current Assets
Cash	$357,290	$273,058
Accounts receivable, net of allowance of $20,000	202,482	213,738
Income tax receivable	32,623	27,355
Deferred tax asset	15,577	14,615
Prepaid state income tax	0	1,600
Prepaid expenses	53,237	49,548
Total current assets	661,209	579,914

Property and equipment, (note 4)
Computer equipment	60,922	60,922
Furniture & fixtures	24,766	24,766
Total property & equipment	85,688	85,688

Less: accumulated depreciation	(80,087)	(75,317)

Net property & equipment	5,601	10,371

Total assets	$666,810	$590,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$7,197	$9,910
Accrued expenses (note 8)	149,351	142,065
Tax payable	28,340	-
Unearned revenue	93,084	83,521
Total current liabilities	277,972	235,496
Total liabilities	277,972	235,496

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $ 0.001 par value; 15,427,759 shares issued and outstanding	15,428	15,428
Additional paid-in capital	610,007	610,007
Accumulated (deficit)	(236,597)	(270,646)
Total stockholders' equity	338,838	354,789

Total liabilities and stockholders’ equity	$666,810	$590,285

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Statements of Operations
(Unaudited)

	For three months ended June 30,		For six months ended June 30,
	2007	2006	2007	2006
Revenues:
HCO fees	$273,811	$273,947	$460,034	$605,256
MPN fees	166,674	95,385	323,340	298,036
Other	75,884	38,837	137,314	78,123
Total revenues	516,369	408,169	920,688	981,415

Expenses:
Depreciation	2,385	2,385	4,770	4,770
Consulting fees	52,075	26,501	97,967	44,708
Salaries & wages	149,350	191,746	303,637	361,021
Professional fees	29,639	132,071	86,163	186,533
Insurance	26,999	33,721	51,712	70,300
Employee enrollment	17,400	9,333	34,800	37,533
Data maintenance	64,706	79,743	154,002	173,914
General & administrative	61,261	73,989	126,488	133,621

Total expenses	403,815	549,489	859,539	1,012,400

Income (loss) from operations	112,554	(141,320)	61,149	(30,985)

Other income:
Interest income	329	698	610	1,582
Total other income	329	698	610	1,582

Income (loss) before taxes	112,883	(140,622)	61,759	(29,403)

Income tax provision (benefit)	34,472	(45,600)	27,710	(5,000)

Net income (loss)	$78,411	$(95,022)	$34,049	$(24,403)

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net Income (Loss)	$34,049	$(24,403)
Adjustments to reconcile net income (loss) to net cash:
Depreciation	4,770	4,770
Stock options issued for services	-	6,569
Changes in operating assets & liabilities
Decrease in accounts receivable	11,256	108,407
Increase in income tax receivable	(5,268)	-
Increase in deferred tax asset	(962)	(6,300)
Decrease in prepaid state income tax	1,600	-
Increase in prepaid expenses	(3,689)	(6,689)
Decrease in accounts payable	(2,713)	(32,830)
Increase in accrued expenses	7,286	30,011
Increase (decrease) in income tax payable	28,340	(38,379)
Increase in unearned revenue	9,563	74,174
Net cash provided by operating activities	84,232	115,330

Cash Flows from Investing Activities
Net cash used by investing activities	-	-

Cash Flows from Financing Activities
Net cash used by financing activities	-	-

Increase in cash	84,232	115,330

Cash at beginning of period	273,058	345,091
Cash at end of period	$357,290	$460,421

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Taxes	27,710	1,857

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2007

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

The principle business of the Company is that of its wholly owned subsidiary Medex. Medex is in the business of managing and administering Health Care Organizations (“HCOs”).  HCOs are networks of medical providers established to serve the Workers’ Compensation industry. In the original legislation establishing HCOs, the California legislature mandated that if an employer contracts services from an HCO, the injured workers must be given a choice between at least two HCOs. Medex recognized early on that two HCO certifications were necessary to be competitive. Instead of aligning with a competitor, Medex elected to go through the lengthy application process with the California Department of Industrial Relations (“DIR”) twice and received certification to operate two separate HCOs. While there is no longer a statutory requirement to offer two HCOs to employers Medex continues to retain its two certifications, so that employer clients have the option of offering one or two HCOs to their employees. The Company believes its ability to offer two HCOs gives potential clients greater choice, which is favored by a number of employers, especially those with certified bargaining units.

Through the two licenses to operate HCOs, the Company offers injured workers a choice of enrolling in an HCO with a network managed by primary care providers requiring a referral to specialists or a second HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

The two HCO certifications obtained by Medex cover the entire state of California. Medical and indemnity costs associated with Workers’ Compensation in the state California are billions of dollars annually. The two HCO networks have contracted with over 3,300 individual providers and clinics, as well as, hospitals, pharmacies, rehabilitation centers and other ancillary services making the Company's HCOs capable of providing comprehensive medical services throughout this region. The Company is continually developing these networks based upon the nominations of new clients and the approvals of their claims' administrators.

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
For the Six Months Ended June 30, 2007

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

The Company’s subscribers generally pay in advance for their services by check or electronic check payment, and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from subscribers are recorded on the balance sheet as unearned revenue.  In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

C.   Cash Equivalents

The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2007

NOTE 2 - Significant Accounting Policies (continued)

D.   Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash. The Company places its cash at well-known, quality financial institutions. At times, such cash may be in excess of the FDIC insurance limit.

E.   Net Earnings (Loss) Per Share of Common Stock (unaudited)

The computation of earning (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Potentially issuable common shares totaling 416,250 related to options were considered but excluded from the calculation of fully diluted loss per share during 2007 and 2006 because their inclusion would have been anti-dilutive.

	For the Six Months Ended June 30,
	2007	2006
Basic Earnings per share:
Income (Loss) (numerator)	$34,049	$(24,403)
Shares (denominator)	15,427,759	15,427,759
Per Share Amount	$.00	$(.00)
Fully Diluted Earnings per share:
Income (Loss) (numerator)	$34,049	$(24,403)
Shares (denominator)	15,427,759	15,427,759
Per Share Amount	$.00	$(.00)

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2007

NOTE 2 - Significant Accounting Policies (continued)

H.   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and it's wholly - owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

I.   Fair Value of Financial Instruments

The fair value of the Company's cash, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

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

L.   Capital Structure

The Company has two classes of stock.  Preferred stock, 5,000,000 shares authorized, zero issued and outstanding. Voting rights and liquidation preferences have not been determined. The Company also has voting common stock of 50,000,000 shares authorized, with 15,427,759 shares issued and outstanding.  No dividends were paid in the six months ended 2007 and 2006.

M.   Stock-Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of Financial Accounting Standards No. 123 (Revised 2004), “Accounting for Stock-Based Compensation” (SFS123[R]). This standard requires the company to record compensation expense using the Black-Scholes pricing model.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2007

NOTE 2 - Significant Accounting Policies (continued)

N.   Trade Receivables

The Company, in the normal course of business, extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  At the six months ended June 30, 2007, a $20,000 general reserve for balances over 90 days past due has been established.

The percentages of the major customers to total accounts receivable for the six months ended June 30, 2007 (unaudited) are as follows:

            Customer A          25%
            Customer B          15%

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
For the Six Months Ended June 30, 2007

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

NOTE 4 - Fixed Assets

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the computer equipment, and furniture and fixtures, respectively. Scheduled below are the assets, costs and accumulated depreciation at June 30, 2007 (unaudited) and December 31, 2006.

	Cost		Depreciation Expense		Accumulated Depreciation
	For the Six Months Ended June 30, 2007	For the Year Ended December 31, 2006	For the Six Months Ended June 30, 2007	For the Year Ended December 31, 2006	For the Six Months Ended June 30, 2007	For the Year Ended December 31, 2006
Assets
Computer Equipment	$60,922	$60,922	$-	$6,386	$60,922	$60,922
Furniture & Fixtures	24,766	24,766	4,770	3,154	19,165	14,395
Totals	$85,688	$85,688	$4,770	$9,540	$80,087	$75,317

Pacific Health Care Organization, Inc.
Notes to the Financial Statements
For the Six Months Ended June 30, 2007

 NOTE 5 - Income Taxes

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 (“SFAS No. 109”) “Accounting for Income Taxes.”  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the six months ended June 30, 2007 and the year ended December 31, 2006 consisted of the following:

	2007	2006
	(unaudited)
Current:
Federal	$24,870	$(17,948)
State	3,802	1,700
Deferred
Federal	(710)	4,240
State	(252)	$765
Total tax (benefit)	$(27,710)	$(11,243)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at June 30, 2007 and December 31, 2006 are as follows:

	2007	2006
Net operating loss	$-	$-
Depreciation
Federal	(788)	(1,060)
State	(120)	(160)
Reserve for bad debts
Federal	6,770	6,770
State	1,030	1,030
Vacation accrual
Federal	7,561	6,135
State	1,124	915
Charitable contribution	-	985
Deferred tax asset	$15,577	$14,615

 The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2007	2006
Expense at federal statutory rate	$19,145	$(26,043)
State tax effects	3,799	1,700
Non deductible expenses	5,015	12,335
Taxable temporary differences	1,698	2,100
Deductible temporary differences	(985)	(6,340)
Deferred tax asset valuation increase	(962)	5,005
Income tax (benefit)	$27,710	$(11,243)

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2007

NOTE 6 - Operating Leases (unaudited)

The Company leases 3,504 square feet of office space at 5150 East Pacific Coast Highway, Long Beach, California 90804 that terminates in February 2011.  The current monthly lease payment on this office space is $7,218  per month with 3% annual increases in each subsequent year, resulting in monthly lease payment of $7,887 at the expiration of the lease.  The space the Company is leasing is sufficiently large enough to accommodate all of its administrative needs. Also the Company leases approximately 600 square feet of office space in Newport Beach, California on a month to month basis for $1,200 per month.

Total Lease Commitments:
	Year	Amount
	2007	$43,308
	2008	88,784
	2009	91,450
	2010	94,196
	Thereafter	15,776
	Total	$333,514

Rent expense for the six months ended June 30, 2007 and June 30, 2006 was $50,089 and $45,548, respectively.

NOTE 7 - Major Customers

The Company had three customers who, accounted for 10 percent, or more of the Company’s total revenues during the six months ended June 30, 2007 and two customers in the year ended December 31, 2006.  The percentages of total revenues for the six months ended June 30, 2007 and the year ended December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
	(unaudited)
Customer A	17%	10%
Customer B	13%	10%
Customer C	11%	-%

NOTE 8 - Accrued and Other Liabilities

	June 30, 2007	December 31, 2006
	(unaudited)
Accrued liabilities consist of the following:
Employment Enrollment Fees	$70,237	$100,000
Compensated Absences	18,114	18,065
Legal Fees	44,000	12,000
Other	17,000	12,000
Total	$149,351	$142,065

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2007

NOTE 9 - Options for Purchase of Common Stock

In August 2002, the Company adopted a stock option plan.  The Company adopted a plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.   Options are exercisable six months after the grant date and expire five years from the grant date.  Under the Plan, the exercise price of any options granted is determined at the time of grant.  Currently there are options outstanding under the Plan to purchase up to a total of 66,250 shares.   The exercise price of these outstanding options is $.05.  The fair market value of these options at the date of grant was determined to be $.035 due to earlier issuances for cash of this stock.  The plan calls for a total of 1,000,000 shares to be held for grant.  A summary of activity follows:

2002 Stock Option Plan	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2006	66,250	$.05
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding, December 31, 2006	66,250	$.05
Exercisable, December 31, 2006	66,250	$.05

Outstanding, January 1, 2007	66,250	$.05
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding, June 30,, 2007	66,250	$.05
Exercisable, June 30, 2007	66,250	$.05

In accordance with SFAS 123, Accounting for Stock-Based Compensation, $0 has been charged to compensation expense for the six months ended June 30, 2007 and December 31, 2006, respectively, as no new options were granted.

The fair value of the option grant was established at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	4.0%
Dividend yield	0%
Volatility	50%
Average expected term (years to exercise date)	¼

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2007

NOTE 9 - Options for Purchase of Common Stock (continued)

Employee stock options outstanding and exercisable under this plan as of June 30, 2007 are:

Range of Exercise Priace	Outstanding Options	Weighted Average of Exercise Price	Weighted Average Remaining Contractual Life (years)	Outstanding Options	Weighted Average of Exercise Price
$.05	66,250	$.05	.25	66,250	$.05

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

2004 Stock Option Agreement	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2006	-	$-
Granted	350,000	.68
Exercised	-	-
Canceled	-	-
Outstanding, December 31, 2006	350,000	.68
Exercisable, December 31, 2006	200,000	.05

Outstanding, January 1, 2007	350,000	$.68
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding, June 30 2007	350,000	.68
Exercisable, June 30, 2007	350,000	.23

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2007

NOTE 10- STOCK OPTION AGREEMENT (continued)

In accordance with SFAS 123, Accounting for Stock-Based Compensation, $0 and $15,121 has been charged to compensation expense for the six months ended June 30, 2007 and year ended December 31, 2006, respectively.  The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	4.0%
Dividend yield	0%
Volatility	50%
Average expected term (years to exercise date)	1 ¾

Employee stock options outstanding and exercisable under this agreement as of June 30, 2007 are:

Range of Exercise Price	Outstanding Options	Weighted Average of Exercise Price	Weighted Average Remaining Contractual Life (years)	Outstanding Options	Weighted Average of Exereise Price
$.05 - .20	350,000	$.68	1.75	350,000	$.23

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

NOTE 12 - Unaudited Information

The financial statement for the six months ended June 30, 2007 and 2006 were taken from the books and records of the Company without audit.  However, such information reflects all adjustments, which are in the opinion of management, necessary to properly reflect the results of the six months ended June 30, 2007 and 2006, and are of a normal, recurring nature.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

Under the HCO guidelines, all HCOs are required to collect from each enrolled employer annual fees that are passed on to the California Division of Workers’ Compensation (“DWC”).  These fees include an annual fee per employee enrolled in the HCO at the end of the calendar year.  The HCO guidelines also impose certain data reporting requirements on the HCO and annual enrollment notice delivery requirements.  These requirements increase the administrative costs of an HCO.

In 2004, the California legislature enacted new laws that created the Medical Provider Network (“MPN”).  Like an HCO, an MPN is a network of health care professionals, but MPN networks are not required to have the same level of medical expertise in treating employees’ work place injuries.  Under an MPN program, the employer dictates which physician the injured employee will see for the initial visit.  Thereafter, the employee can choose to treat with any physician within the MPN network.  Under the MPN program, however, for as long as the employee seeks treatment for his injury, he can only seek treatment from physicians within the MPN network.

By virtue of our continued certification as an HCO, we were statutorily deemed to be qualified as an approved MPN on January 1, 2005.  Because we already had qualified networks in place through our HCO program, we began offering MPN services in January 2005.  As a licensed HCO and MPN, we are able to offer our clients an HCO program, an MPN program and a hybrid of the HCO and MPN programs.  Under this hybrid model, an employer can enroll its employees in the HCO program, then prior to the expiration of the 90 or 180 day treatment period under the HCO program, the employer can enroll the employee into the MPN program.  This allows employers to take advantage of both programs.  To our knowledge, we are currently the only entity that offers both programs together in a hybrid program.

Unlike HCOs, MPNs are not assessed the annual enrollee fee that must be paid to the DWC.  MPNs have fewer data reporting obligations and no annual enrollment notice delivery requirements.  MPN’s are only required to provide an enrollment notice at the time the employee first joins the MPN and a second notice at the time the employee suffers a workplace injury.  While we experienced increased HCO and MPN enrollment during the six months ended June 30, 2007 , the growth in MPN enrollment was much larger than the growth in HCO enrollment.  We believe this was due to the fact that MPN’s have no annual fee, and there is less administrative burden upon the employer with an MPN.  In our experience, some of our clients prefer the HCO program because of the medical control element that is not offered in the MPN program, however, we have experienced and expect to continue to experience greater growth in MPN enrollment in the near future because of the lower costs and reporting obligations associated with the MPN program.

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

As of June 30, 2007, we had cash on hand of $357,290 compared to $273,058 at December 31, 2006.  The $84,232 increase in cash on hand is the result of increased revenue from operations. We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.  We do not anticipate needing to find other sources of capital at this time.  If, however, our revenues are less than anticipated we may need to find other sources of capital to continue operations.  Most likely we would seek additional capital in the form of debt and/or equity.  While we believe we are capable of raising additional capital, there is no assurance that we will be successful in locating other sources of capital on favorable terms or at all.

Results of Operations

Comparison of the six months ended June 30, 2007 and 2006

Despite an 18% increase in the total number of employee enrollees during six months ended June 30, 2007 total revenues decreased 6% to $920,688. As a result of goodwill gesture, in February 2007, we entered into an agreement with a major customer to absorb the cost of re-enrolling their employees into the HCO program with no additional revenue being generated.  Another contributing factor to decreasing revenue is the increasing popularity of our a la carte option.   This option allows an employer to enter either our HCO or MPN program at a lower rate and pay a separate cost for other services as needed in the future.  We expect that our goodwill gesture in February 2007 was a one-time event.  We also anticipate that our a la carte option will continue to be a popular option in the future which could contribute to reductions in revenue in future quarters.

During the six months ended June 30, 2007, we had approximately 207,000 total enrollees.  This was made up of approximately 66,000 HCO clients and 141,000 MPN clients.  By comparison during the six months ended June 30, 2006 we had approximately 128,000 enrollees, including approximately 48,000 HCO enrollees and approximately 80,000 MPN enrollees.  The 38% increase in HCO enrollees is the result of increasing customers and existing customers increasing their number of enrollees. The 76% increase in our MPN enrollees is the result of increasing customers and existing customers increasing their number of enrollees.

Despite a 38% increase in HCO enrollment, during the six months ended June 30, 2007 we experienced a 24% decrease in revenue from HCO fees.  As discussed above, this decrease was primarily the result of the goodwill gesture we made to one of our clients in February 2007.  Due to increased competition and barring legislative changes to reduce or eliminate government fees and otherwise reduce the costs and burdens of administering an HCO program to allow HCOs to be more price competitive with MPNs, we expect that enrollment in our HCO program will continue to be challenging and could continue to negatively impact revenues from HCO enrollment.  Based on a review of the expiration dates of current contracts with our existing HCO clients and our experience over the past year, we anticipate that during fiscal 2007 we will experience a 3% increase in total HCO enrollment. As a result of our goodwill gesture, we anticipate we will experience a 3% decrease in HCO revenue in fiscal 2007.

With a 76% increase in MPN enrollment during the six months ended June 30, 2007, we realized only an 8% increase in MPN fees.  The average fee we charged per MPN enrollee during the six months ended June 30, 2007 was 58% lower than in six months ended June 30, 2006. In the second and third quarters of 2006, we lowered our rates to be more competitive.  The six months ended June 30, 2007 reflect that significant rate reduction.  While revenue increased slightly from MPN enrollment during the first six months, we expect MPN rates for services to be relatively stable throughout the balance of fiscal 2007. We continue to anticipate that MPN revenue for the 2007 fiscal year will be approximately 7% higher compared to fiscal 2006.

During the six months ended June 30, 2007, other revenue increased 75% to $137,314 from $78,123 for the six months ended June 30, 2006.  The primary component of other revenue is nurse case management.  We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services.  We anticipate approximately 18% growth in other revenue by the end of fiscal 2007.

We expect the aforementioned 3% decrease in HCO fees to more than offset the expected 7% increase in MPN fees and the anticipated 18% increase in other revenue and will result in an overall decrease in total revenue of approximately 3% in 2007.

Total expenses decreased 15% during the six months ended June 30, 2007 compared to 2006. We expect total expenses to be approximately 17% lower during the 2007 fiscal year, primarily as a result of settling the aforementioned lawsuit during 2006.

During the six months ended June 30, 2007, consulting fees increased to $97,967 from $44,708 during the six months ended June 30, 2006.  This increase in consulting fees was primarily due to a former executive officer of Medex leaving his position during 2006 and becoming a consultant.  We anticipate that consulting fees will increase approximately 37% in 2007 as we continue to retain the consulting services of the former Medex executive officer.

Salaries and wages decreased $57,384 or 16% during the six months ended June 30, 2007.  The decrease in salaries & wages is attributable to the aforementioned resignation of the former Medex executive officer.  We expect salaries and wages to be approximately 7% lower in 2007 as a result of the reduction in overall salaries and wages from the resignation of the former Medex executive officer, which was partially offset by the hiring of a new sales executive.  As discussed above, however, we expect this decrease in salaries and wages in 2007 will be largely offset by the corresponding increase in consulting fees.

For the six months ended June 30, 2007, we incurred professional fees of $86,163 compared to $186,533 during the six months ended June 30, 2006.  We expect professional fees to be about 66% lower in 2007, as compared to 2006, as a result of settling the lawsuit against the Company during 2006.

During the six months ended June 30, 2007, we incurred insurance expenses of $51,712, an $18,588 decrease over the prior year six months.  The decrease in 2007 is primarily due to a reduction in health insurance premiums resulting from the former Medex executive officer becoming an independent consultant.  We expect insurance expenses to remain lower during the rest of 2007.

Employee enrollment decreased $2,733 to $34,800 during the six months ended June 30, 2007, compared to the six months ended June 30, 2006.  As an HCO, we are required to pay a fee to the DWC for each person enrolled at the end of the calendar year in our HCO program.  Because employee enrollment expenses are not determined until year-end, we accrue expenses during the year based on our estimation of what enrollment will be at year-end.  We anticipate that employee enrollment will be lower at December 31, 2007 than it was at December 31, 2006.  Therefore, we are accruing less for employee enrollment expense in 2007 than we did in 2006.

Under regulations applicable to HCOs and MPNs we are required to comply with certain data reporting and document delivery obligations.  We currently contract out much of these data reporting and document delivery obligations to third parties.  The costs we incur to meet these data reporting and document delivery requirements are reflected in our financial statements as data maintenance.

Data maintenance costs are impacted by several factors, including the overall mix of enrollees in our HCO and MPN programs and the number of new enrollees during the year.  HCOs are required to deliver enrollment notices annually to each HCO enrollee.  By comparison, MPNs are required to deliver an enrollment notice only at the time of initial enrollment and at the time an enrollee is injured.  As a result, after the first year, data maintenance fees for MPN enrollees are consistently about 50% lower than data maintenance fees per HCO enrollee.  Therefore, depending on the mix of HCO and MPN enrollees and the number of new MPN enrollees versus ongoing MPN enrollees, our data maintenance costs may vary significantly from year to year even in years when our overall enrollment does not change materially.

Data maintenance fees may also vary significantly from employee enrollment fees in any given year.  Employee enrollment fees are determined based on the number of HCO enrollees at the end of the calendar.  Employee enrollment fees do not take into account fluctuations in HCO enrollment during the year.  By comparison, data maintenance fees are billed as services are provided.  Therefore, we may have years when HCO enrollment is higher during the year than it is at the end of the calendar year, resulting in variances in data maintenance fees and employee enrollment fees in a given year.

Finally, data maintenance fees are also impacted by the prices we can negotiate with our third party service providers.

During six months ended June 30, 2007 we experienced a 38% increase in HCO enrollment and a 76% increase in MPN enrollment, resulting in an overall enrollment increase of 62%.  Data maintenance fees decreased 11% during the six months ended June 30, 2007.  The decrease in data maintenance fees is primarily attributable to lower data maintenance costs associated with the renewal of MPN enrollees.  We expect data maintenance fees will be approximately 5% lower by the end of 2007 as a result of the negotiation of lower printing costs with a vendor.

General and administrative expenses decreased 7% to $123,726 during the six months ended June 30, 2007.  This decrease in general & administrative expense was attributable to decreases in travel expenses and lower vacation accruals as a result of resignation of a former Medex executive officer.  We do not expect a significant change in general and administrative expenses in upcoming quarters.

During the six months ended June 30, 2007, total revenues was $920,688.  This 6% decrease in total revenues was partially offset by the 18% decrease in total expenses resulting in a profit from operations of $61,149 compared to loss from operations of $30,985 during six months ended June 30, 2006.  Correspondingly, we realized a net profit of $34,049 for the six months ended June 30, 2007, compared to net loss of $24,403 during the six months ended June 30, 2006.  In 2007, we anticipate that a projected 37% increase in consulting fees will be more than offset by a 7% decrease in salaries and wages, and a 66% decrease in professional fees to result in a 15% decrease in total expenses in 2007.  We expect this 15% decrease in total expenses will more than offset the projected 3% decrease in total revenue in 2007, resulting in a net profit in 2007.

Comparison of the three months ended June 30, 2007 and 2006

Total revenues increased 26% to $516,369 in the second quarter 2007 over the second quarter 2006. HCO revenues remained constant. MPN revenues increased 74% as a result of increasing customers and existing customers increasing their number of enrollees. Other revenue increased 95% as a result of our providing increased nurse case management services to our customers.

Total expenses during the three months ended June 30, 2007 compared to 2006, decreased 27% to $401,054, primarily as a result of settling the aforementioned lawsuit during 2006.

During the three months ended June 30, 2007, consulting fees increased to $52,075 from $26,501 during the three months ended June 30, 2006.  This increase in consulting fees was primarily due to a former executive officer of Medex leaving his position during 2006 and becoming a consultant.

Salaries and wages decreased $42,396 or 22% during the three months ended June 30, 2007.  The decrease in salaries & wages is attributable to the aforementioned resignation of the former Medex executive officer.

For the three months ended June 30, 2007, we incurred professional fees of $29,639 compared to $132,071 during the three months ended June 30, 2006.  Professional fees are lower as a result of the settlement of the lawsuit.

During the three months ended June 30, 2007, we incurred insurance expenses of $26,999, a $6,722 decrease over the prior year quarter.  The decrease in 2007 is primarily due to a former Medex executive officer becoming an independent consultant thus lowering the health insurance premium.

Employee enrollment costs increased $8,067 to $17,400 during the three months ended June 30, 2007, compared to the three months ended June 30, 2006.  As an HCO, we are required to pay a fee to the DWC for each person enrolled at the end of the calendar year in our HCO program.  The 2006 second quarter employee enrollment fees were lower due to over accruing employee enrollment fees in 2005.

Data maintenance fees decreased $15,037 to $64,706 during the three months ended June 30, 2007. This 19% decrease is due to renegotiation with outside service vendors resulting in lower fees.

General and administrative expenses decreased 21% to $58,500 during the three months ended June 30, 2007.  This decrease in general & administrative expense was attributable to decreases in travel expenses and lower vacation accruals as a result of resignation of a former Medex executive officer.

The 26% increase in our total revenue and 27 % decrease in total expenses during the three months ended June 30, 2007, resulted in a profit from operations of $115,315 compared to loss from operations of $141,320 during three months ended June 30, 2006.

As a result of increasing revenues and decreasing expenses, we realized a net profit of $78,411 for the three months ended June 30, 2007, compared to net loss of $95,022 during the three months ended June 30, 2006.

Cash Flow

During the six months ended June 30, 2007 cash was primarily used to fund operations. We had a net increase in cash of $84,232 during the six months ended June 30, 2007 as compared to June 30, 2006. See below for additional discussion and analysis of cash flow.

	For the six months ended June 30,
	2007 (unaudited)	2006 (unaudited)

Net cash provided by operating activities	$84,232	$115,330
Net cash used in investing activities	-	-
Net cash provided by (used in) financing activities	-	-

Net Change in Cash	$84,232	$115,330

During the six months ended June 30, 2007, net cash provided by operating activities was $84,232, compared to net cash provided by operating activities of $115,330 during the six months ended June 30, 2006.  Although we realized net income from operations of $34,049 during the six months ended June 30, 2007, compared to a net loss of $24,403 during the six months ended June 30, 2006, this significant increase in cash provided from operating activities was more than offset by a $97,151 decrease in accounts receivable, a $30,117 decrease in accounts payable and a $64,611 decrease in unearned revenue.  The factors contributed to a $31,098 decrease in cash on hand at June 30, 2007.

The Company did not engage in investing or financing activities during the six months ended June 30, 2007 or 2006.

Summary of Material Contractual Commitments

	Payment period
	Total	Less than 1 year	2 - 3 years	4 -5 years	After 5 years
Operating Leases	$333,514	$43,308	$180,234	$109,972	$-
Total	$333,514	$43,308	$180,234	$109,971	$-

Off-Balance Sheet Financing Arrangements

As of June 30, 2007 the Company had no off-balance sheet financing arrangements.

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

Item 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. They concluded that the controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the six months ended June 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.   Exhibits

 The following exhibits are hereby incorporated by reference into this Annual Report.

Exhibit Number	Title of Document
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.3	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

August 14, 2007	/S/ Tom Kubota
Tom Kubota Chief Executive Officer

August 14, 2007	/S/ Donald C. Hellwig
Donald C. Hellwig, Chief Financial Officer

August 14, 2007	/S/ Doug E. Hikawa
Doug E. Hikawa, President of Medex Healthcare, Inc.