Form 10QSB
period 2007-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2007-11-14
CIK 1138476

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

☑     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 7, 2007, the registrant had 15,427,759 shares of its common stock, par value $.001 issued and outstanding.

Transitional small business disclosure format.	Yes [ ] No[X]

PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-QSB

PART I.   FINANCIAL INFORMATION
Item 1. Financial Information

Pacific Health Care Organization, Inc.
Balance Sheets
ASSETS

	September 30, 2007 (Unaudited)	December 31, 2006
Current Assets
Cash	$478,967	$273,058
Accounts receivable, net of allowance of $20,000	236,129	213,738
Income tax receivable	15,045	27,355
Deferred tax asset	15,577	14,615
Prepaid state income tax	-	1,600
Prepaid expenses	48,712	49,548
Total current assets	794,430	579,914

Property and equipment, net (note 4)
Computer equipment	60,922	60,922
Furniture & fixtures	24,766	24,766
Total property & equipment	85,688	85,688

Less: accumulated depreciation	(82,472)	(75,317)

Net property & equipment	3,216	10,371

Total assets	$797,646	$590,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$9,259	$9,910
Accrued expenses (note 8)	164,907	142,065
Tax payable	69,470	-
Unearned revenue	91,097	83,521
Total current liabilities	334,733	235,496
Total liabilities	334,733	235,496

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $ 0.001 par value; 15,427,759 shares issued and outstanding	15,428	15,428
Additional paid-in capital	610,007	610,007
Accumulated (deficit)	(162,522)	(270,646)
Total stockholders' equity	462,913	354,789

Total liabilities and stockholders’ equity	$797,646	$590,285

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Statements of Operations
(Unaudited)

	For three months ended September 30,		For nine months ended September 30,
	2007	2006	2007	2006
Revenues
HCO fees	$270,623	$321,372	$730,657	$926,628
MPN fees	179,251	95,138	502,591	393,174
Other	98,260	65,660	235,574	143,783
Total revenues	548,134	482,170	1,468,822	1,463,585

Expenses
Depreciation	2,385	2,385	7,155	7,155
Consulting fees	55,651	37,756	153,618	82,464
Salaries & wages	153,651	177,745	457,288	538,766
Professional fees	44,472	217,788	130,635	404,321
Insurance	34,363	25,801	86,075	96,101
Employment enrollment	17,400	9,333	52,200	46,866
Data maintenance	56,017	89,535	210,019	263,449
General & administrative	69,716	51,554	196,204	185,175

Total expenses	433,655	611,897	1,293,194	1,624,297

Income (loss) from operations	114,479	(129,727)	175,628	(160,712)

Other income:
Interest income	848	300	1,458	1,882
Total other income	848	300	1,458	1,882

Income (loss) before taxes	115,327	(129,427)	177,086	(158,830)

Income tax provision (benefit)	41,252	(40,707)	68,962	(45,707)

Net income (loss)	$74,075	$(88,720)	$108,124	$(113,123)

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net Income (Loss)	$108,124	$(113,123)
Adjustments to reconcile net income (loss) to net cash:
Depreciation	7,155	7,155
Stock options issued for services	-	6,859
Changes in operating assets & liabilities
(Increase) decrease in accounts receivable	(22,391)	38,823
(Increase) decrease in income tax receivable	12,310	(23,216)
Increase in deferred tax asset	(962)	(23,791)
Decrease in prepaid state income tax	1,600	-
(Increase) decrease in prepaid expenses	836	(17,694)
Decrease in accounts payable	(651)	(22,048)
Increase in accrued expenses	22,842	60,679
Increase (decrease) in income tax payable	69,470	(33,544)
Increase in unearned revenue	7,576	90,061
Net cash provided by (used in) operating activities	205,909	(29,839)

Cash Flows from Investing Activities
Net cash used by investing activities	-	-

Cash Flows from Financing Activities
Net cash used by financing activities	-	-

Increase (decrease) in cash	205,909	(29,839)

Cash at beginning of period	273,058	345,091
Cash at end of period	$478,967	$315,252

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Taxes	4,122	1,857

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2007

NOTE 1 - Corporate History

Pacific Health Care Organization, Inc. (the “Company”) was incorporated under the laws of the state of Utah on April 17, 1970 under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., on January 31, 2001.  On February 26, 2001, the Company acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized March 4, 1994, in a share for share exchange.  Medex is now a wholly owned subsidiary of the Company.  Medex is in the business of managing and administering Health Care Organizations (“HCOs”) and Medical Provider Networks (MPNs”) in the state of California.  The principal business of the Company is that of  Medex.

HCOs are networks of medical providers established to serve the Workers’ Compensation industry. In the original legislation establishing HCOs, the California legislature mandated that if an employer contracts services from an HCO, the injured workers must be given a choice between at least two HCOs. Medex recognized early on that two HCO certifications were necessary to be competitive. Instead of aligning with a competitor, Medex elected to go through the lengthy application process with the California Department of Industrial Relations (“DIR”) twice and received certification to operate two separate HCOs. While there is no longer a statutory requirement to offer two HCOs to employers Medex continues to retain its two certifications, so that employer clients have the option of offering one or two HCOs to their employees. The Company believes its ability to offer two HCOs gives potential clients greater choices, which is favored by a number of employers, especially those with certified bargaining units.

Through the two HCO licenses the Company offers injured workers a choice of enrolling in an HCO with a network managed by primary care providers requiring referrals to specialists or a second HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

The two HCO certifications obtained by Medex cover the entire state of California. Medical and indemnity costs associated with Workers’ Compensation in the state California are billions of dollars annually. The two HCO networks have contracted with over 3,300 individual providers and clinics, as well as, hospitals, pharmacies, rehabilitation centers and other ancillary services making the Company’s HCOs capable of providing comprehensive medical services throughout California. The Company is continually developing these networks based upon the nominations of new clients and the approvals of their claims' administrators.

By virtue of our continued certification as an HCO, we are also statutorily deemed to be qualified as an approved MPN.  We began offering MPN services in January 2005.  As a licensed HCO and MPN, we are able to offer our clients an HCO program, an MPN program and a hybrid of the HCO and MPN programs.  Under this hybrid model, an employer can enroll its employees in the HCO program, and then prior to the expiration of the 90 or 180 day treatment period under the HCO program, the employer can enroll the employee into the MPN program.  This allows employers to take advantage of both programs.  To the best of our knowledge, we are currently the only entity that offers both programs together in a hybrid program.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2007

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

The Company’s subscribers pay for their services by check or electronic check payment, and revenue is then recognized ratably over the period in which the related services are provided. Advance billings to subscribers are recorded on the balance sheet as unearned revenue.  In circumstances where payment is not received in advance, revenue is only recognized when earned. An allowance for uncollectible accounts is established for any customer who is deemed as possibly uncollectible.

C.   Cash Equivalents

The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2007

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

E.   Net Earnings (Loss) Per Share of Common Stock (unaudited)

The computation of earning (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Potentially issuable common shares totaling 416,250 related to options were considered but excluded from the calculation of fully diluted loss per share during 2006 because their inclusion would have been anti-dilutive.

	For the Nine Months Ended
	September 30,
	2007 (unaudited)	2006 (unaudited)
Basic Earnings per share:
Income (Loss) (numerator)	$108,124	$(113,123)
Shares (denominator)	15,427,759	15,427,759
Per Share Amount	$.01	$(.01)

Full Dilluted Earnings per share:
Income (Loss) (numerator)	$108,124	$(113,123)
Shares (denominator)	15,777,759	15,427,759
Per Share Amount	$.01	$(.01)

F.   Depreciation

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets for the estimated lives of the assets.  Depreciation is computed on the straight line method.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2007

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

L.   Capital Structure

The Company has two classes of stock.  Preferred stock, 5,000,000 shares authorized, zero issued.  Voting rights and liquidation preferences have not been determined. The Company also has voting common stock of 50,000,000 shares authorized, with 15,427,759 shares issued and outstanding.  No dividends were paid in the nine months ended 2007 and 2006. The Company has never paid a dividend.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2007

NOTE 2 - Significant Accounting Policies (continued)

M.   Stock-Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of Financial Accounting Standards No. 123 (Revised 2004), “Accounting for Stock-Based Compensation” (SFAS123[R]). This standard requires the company to record compensation expense using the Black-Scholes pricing model.

N.   Trade Receivables

The Company, in the normal course of business, extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  At the nine months ended September 30, 2007, a $20,000 general reserve for balances over 90 days past due has been established.

The percentages of the major customers to total accounts receivable for the nine months ended September 30, 2007 (unaudited) are as follows:

            Customer A          20%
            Customer B          16%
      Customer C          12%

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2007

NOTE 3 - New Technical Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have an impact on the Company’s consolidated financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2007

NOTE 4 - Fixed Assets

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for office equipment, and furniture and fixtures, respectively. Scheduled below are the assets, costs and accumulated depreciation at September 30, 2007 (unaudited) and December 31, 2006.

	Cost		Depreciation Expense		Accumulated Depreciation
	For the Nine Months Ended September 30, 2007 (unaudited)	For the Year Ended December 31, 2006	For the Nine Months Ended September 30, 2007 (unaudited)	For the Year Ended December 31, 2006	For the Nine Months Ended September 30, 2007 (unaudited)	For the Year Ended December 31, 2006
Assets
Computer Equipment	$60,922	$60,922	$-	$6,386	$60,922	$60,922
Furniture & Fixtures	24,766	24,766	7,155	3,154	21,550	14,395

Totals	$85,688	$85,688	$7,155	$9,540	$82,472	$75,317

NOTE 5 - Income Taxes

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 (“SFAS No. 109”) “Accounting for Income Taxes.”  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the nine months ended September 30, 2007 and the year ended December 31, 2006 consisted of the following:

	2007 (unaudited)	2006

Current:
Federal	$66,000	$(17,948)
State	3,924	1,700
Deferred
Federal	(710)	4,240
State	(252)	$765
Total tax (benefit)	$68,962	$(11,243)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at September 30, 2007 and December 31, 2006 are as follows:

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2007

NOTE 5 - Income Taxes (continued)

	2007 (unaudited)	2006
Net operating loss	$-	$-
Depreciation
Federal	(788)	(1,060)
State	(120)	(160)
Reserve for bad debts
Federal	6,770	6,770
State	1,030	1,030
Vacation accrual
Federal	7,561	6,135
State	1,124	915
Charitable contribution	-	985
Deferred tax asset	$15,577	$14,615

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2007 (unaudited)	2006
Expense at federal statutory rate	$57,879	$(26,043)
State tax effects	3,921	1,700
Non deductible expenses	7,411	12,335
Taxable temporary differences	1,698	2,100
Deductible temporary differences	(985)	(6,340)
Deferred tax asset valuation increase	(962)	5,005
Income tax (benefit)	$68,962	$(11,243)

NOTE 6 - Operating Leases (unaudited)

The Company leases 3,504 square feet of office space at 5150 East Pacific Coast Highway, Long Beach, California 90804 that terminates in February 2011.  The current monthly lease payment on this office space is $7,218 per month with 3% annual increases in each subsequent year, resulting in monthly lease payment of $7,887 at the expiration of the lease.  The space the Company is leasing is sufficiently large to accommodate all of its administrative needs. Also the Company leases approximately 600 square feet of office space in Newport Beach, California on a month to month basis for $1,200 per month.

Total Lease Commitments:	Year	Amount
	2007	$21,654
	2008	88,784
	2009	91,450
	2010	94,196
	Thereafter	15,776
	Total	$311,860

Rent expense for the nine months ended September 30, 2007 and September 30, 2006 was $75,632 and $70,172, respectively.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2007

NOTE 7 - Major Customers

The Company had four customers who, accounted for 10 percent, or more of the Company’s total revenues during the nine months ended September 30, 2007 and two customers in the year ended December 31, 2006.  The percentages of total revenues for the nine months ended September 30, 2007 and the year ended December 31, 2006 are as follows:

	September 30, 2007 (unaudited)	December 31, 2006

Customer A	17%	10%
Customer B	13%	10%
Customer C	10%	-%
Customer D	10%	-%

NOTE 8 - Accrued and Other Liabilities

	September 30, 2007 (unaudited)	December 31, 2006

Accrued liabilities consist of the following:
Employment Enrollment Fees	$87,636	$100,000
Compensated Absences	22,271	18,065
Legal Fees	47,000	12,000
Other	8,000	12,000
Total	$164,907	$142,065

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2007

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

2002 Stock Option Plan	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2006	66,250	$.05
Granted	-	-
Exercised	-	-
Expired Unexercised	-	-
Outstanding, December 31, 2006	66,250	$.05
Exercisable, December 31, 2006	66,250	$.05

Outstanding, January 1, 2007	66,250	$.05
Granted	-	-
Exercised	-	-
Expired Unexercised	(66,250)	-
Outstanding, September 30, 2007	-	$.05
Exercisable, September 30, 2007	-	$.05

In accordance with SFAS 123[R], Accounting for Stock-Based Compensation, $0 has been charged to compensation expense for the nine months ended September 30, 2007 and December 31, 2006, respectively.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2007

NOTE 10- Stock Option Agreement

On April 20, 2004, the board of directors agreed to a stock option agreement with an officer of the Company, effective as of October 11, 2004.  The agreement called for the grant of 350,000 options that vest and are exercisable as follows: 100,000 the first year, with an exercise price of $.05; 100,000 the second year, with an exercise price of $.10; and 150,000 the third year, with an exercise price of $.20.  The options expire three years from the date of grant.

2004 Stock Option Agreement	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2006	-	$-
Granted	350,000	.13
Exercised	-	-
Canceled	-	-
Outstanding, December 31, 2006	350,000	$.13
Exercisable, December 31, 2006	200,000	$.08

Outstanding, January 1, 2007	350,000	$.13
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding, September 30, 2007	350,000	$.13
Exercisable, September 30, 2007	350,000	$.13

In accordance with SFAS 123[R], Accounting for Stock-Based Compensation, $0 and $15,121 has been charged to compensation expense for the nine months ended September 30, 2007 and year ended December 31, 2006, respectively.  The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	4.0%
Dividend yield	0%
Volatility	71%
Average expected term (years to exercise date)	2.14

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2007

NOTE 10- Stock Option Agreement – (continued)

Employee stock options outstanding and exercisable under this agreement as of September 30, 2007 are:

Granted and Outstanding Options				Vested and Outstanding Options
Range of Exercise Price	Outstanding Options	Weighted Average of Exercise Price- Granted	Weighted Average Contractual Life (years)	Outstanding Options	Weighted Average Exercise Price-Vested

$.05-.20	350,000	$.13	0.01	350,000	$.13

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

NOTE 12 - Unaudited Information

The financial statement for the nine months ended September 30, 2007 and 2006 were taken from the books and records of the Company without audit.  However, such information reflects all adjustments, which are in the opinion of management, necessary to properly reflect the results of the nine months ended September 30, 2007 and 2006, and are of a normal, recurring nature.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Item 2.   Management’s Discussion and Analysis of Financial Statements and Results of Operations

Overview

For many years, workers’ compensation costs in the State of California have been high.  This has led employers to leave the state to avoid these excessive costs.  For some time the legislature of California has been actively involved in attempting to control workers’ compensation costs.  Since 1993, the legislature in California has enacted various laws designed to introduce alternatives to the traditional model of worker’s compensation.  These laws have focused on giving the employer greater control over the medical treatment of the injured worker for a longer period of time.

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

In 2004, the California legislature enacted new laws that created the MPN.  Like an HCO, an MPN is a network of health care professionals, but MPN networks are not required to have the same level of medical expertise in treating employees work place injuries.  Under an MPN program, the employer dictates which physician the injured employee will see for the initial visit.  Thereafter, the employee can choose to treat with any physician within the MPN network.  Under the MPN program, however, for as long as the employee seeks treatment for his injury, he can only seek treatment from physicians within the MPN network.

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

Unlike HCOs, MPNs are not assessed the annual enrollee fee that must be paid to the DWC.  MPNs have fewer data reporting obligations and no annual enrollment notice delivery requirements.  MPN’s are only required to provide an enrollment notice at the time the employee first joins the MPN and a second notice at the time the employee suffers a workplace injury.  While we experienced increased HCO and MPN enrollment during the nine months ended September 30, 2007, the growth in MPN enrollment was much larger than the growth in HCO enrollment.  We believe this was due to the fact that MPNs have no annual fee, and there is less administrative burden upon the employer with an MPN.  In our experience, some of our clients prefer the HCO program because of the medical control element that is not offered in the MPN program, however, we have experienced and expect to continue to experience greater growth in MPN enrollment in the near future because of the lower costs and reporting obligations associated with the MPN program.

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

      Our future capital requirements will depend on our ability to continue to develop our business and revenue, including our ability to maintain and expand our customer base, and the overall financial market conditions if and when we might seek potential investors.  We continue to seek potential business acquisitions based on, among other criteria, the economics of any deal and subsequent projected future cash flow.  If needed, we may seek additional funding through the sale of our common stock.

As of September 30, 2007, we had cash on hand of $478,967 compared to $273,058 at December 31, 2006.  The $205,909 increase in cash on hand is the result of our efforts to decrease operating expenses.  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.  We do not anticipate needing to find other sources of capital at this time.  If, however, our revenues are less than anticipated we may need to find other sources of capital to continue operations.  Most likely we would seek additional capital in the form of debt and/or equity.  While we believe we are capable of raising additional capital, there is no assurance that we will be successful in locating other sources of capital on favorable terms or at all.

Results of Operations

Comparison of the nine months ended September 30, 2007 and 2006

Despite a 35% increase in the total number of employee enrollees during nine months ended September 30, 2007 total revenues increased less than 1% to $1,468,822. As a result of goodwill gesture, in February 2007, we entered into an agreement with a major customer to absorb the cost of re-enrolling their employees into the HCO program with no additional revenue being generated.  Another contributing factor to small increase in revenues is the a la carte option we offer employers, which allows them  to enter either our HCO or MPN program at a lower rate and pay a separate cost for other services as needed in the future.  We expect that our goodwill gesture in February 2007 was a one-time event.  We also anticipate that our a la carte option will continue to be a popular option in the future which could contribute to reductions in revenue in future quarters.

During the nine months ended September 30, 2007, we had approximately 216,000 total enrollees.  This was made up of approximately 68,000 HCO clients and 148,000 MPN clients.  By comparison during the nine months ended September 30, 2006 we had approximately 160,000 enrollees, including approximately 59,000 HCO enrollees and approximately 101,000 MPN enrollees.  The 15% increase in HCO enrollees is the result of increasing customers and existing customers increasing their number of enrollees. The 46% increase in our MPN enrollees is the result of increasing customers and existing customers increasing their number of enrollees.

Despite a 15% increase in HCO enrollment, during the nine months ended September 30, 2007 we experienced a 21% decrease in revenue from HCO fees.  As discussed above, this decrease was primarily the result of the goodwill gesture we made to one of our clients in February 2007.  Due to increased competition and barring legislative changes to reduce or eliminate government fees and otherwise reduce the costs and burdens of administering an HCO program to allow HCOs to be more price competitive with MPNs, we expect that profitability in our HCO program will continue to be challenging as market pressures continue to drive down the fees we can charge for HCO enrollment and could continue to negatively impact revenues from HCO enrollment.  Based on a review of the expiration dates of current contracts with our existing HCO clients and our experience over the past year, we anticipate that during fiscal 2007 we will experience a 9% increase in total HCO enrollment with a 19% decrease in HCO revenue as a result of our goodwill gesture.

With a 46% increase in MPN enrollment during the nine months ended September 30, 2007 we realized a 27% increase in MPN fees.  The average fee we charged per MPN enrollee during the nine months ended September 30, 2007 was 58% lower than in nine months ended September 30, 2006. In the second and third quarters of 2006, we lowered our rates to be more competitive.  The nine months ended September 30, 2007 reflect that significant rate reduction.  While revenue increased from MPN enrollment during the first nine months, we expect MPN rates for services to remain relatively stable throughout the balance of fiscal 2007. We continue to anticipate that MPN revenue for the 2007 fiscal year will be approximately 20% higher compared to fiscal 2006.

During the nine months ended September 30, 2007, other revenue increased 63% to $235,574 from $143,783 for the nine months ended September 30, 2006.  The primary component of other revenue is nurse case management.  We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services.  We anticipate approximately 50% growth in other revenue by the end of fiscal 2007.

We expect the aforementioned 19% decrease in HCO fees to more than offset the expected 20% increase in MPN fees and the anticipated 50% increase in other revenue and should result in an overall increase in total revenue of approximately 1% in 2007.

Total expenses decreased 20% during the nine months ended September 30, 2007 compared to 2006. We expect total expenses to be approximately 17% lower during the 2007 fiscal year, primarily as a result of settling the lawsuit against the Company during 2006.

During the nine months ended September 30, 2007, consulting fees increased to $153,618 from $82,464 during the nine months ended September 30, 2006.  This increase in consulting fees was primarily due to a former executive officer of Medex leaving his position during 2006 and becoming a consultant.  We anticipate that consulting fees will continue to be higher throughout 2007 as we continue to retain the consulting services of the former Medex executive officer.

Salaries and wages decreased $81,478 or 15% during the nine months ended September 30, 2007.  The decrease in salaries & wages is attributable to the aforementioned resignation of the former Medex executive officer.  We expect salaries and wages to be approximately 10% lower in 2007 as a result of the reduction in overall salaries and wages from the resignation of the former Medex executive officer, which was partially offset by the hiring of a new sales executive.  As discussed above, however, we expect this decrease in salaries and wages in 2007 will be largely offset by the corresponding increase in consulting fees.

For the nine months ended September 30, 2007, we incurred professional fees of $130,635 compared to $404,321 during the nine months ended September 30, 2006.  This 68% decrease in fees is the result of decreased legal fees associated with settling the lawsuit in 2007.  We expect professional fees to be about 67% lower in 2007, as compared to 2006, as a result of settling the lawsuit against the Company during 2006.

During the nine months ended September 30, 2007, we incurred insurance expenses of $86,075, a $10,026 decrease over the prior year nine months.  The decrease in 2007 is primarily due to a reduction in health insurance premiums resulting from the former Medex executive officer becoming an independent consultant.  We expect insurance expenses to remain lower during the rest of 2007.

Employment enrollment increased $5,334 to $52,200 during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.  As an HCO, we are required to pay a fee to the DWC for each person enrolled at the end of the calendar year in our HCO program.  Because employee enrollment expenses are not determined until year end, we accrue expense during the year based on our estimation of what enrollment will be at year end. We anticipate that employee enrollment will be higher at December 31, 2007 than it was at December 31, 2006 due to more HCO enrolled employees.

Under regulations applicable to HCOs and MPNs we are required to comply with certain data reporting and document delivery obligations.  We currently contract out much of these data reporting and document delivery obligations to third parties.  The costs we incur to meet these data reporting and document delivery requirements are reflected in our financial statements as data maintenance.

Data maintenance costs are impacted by several factors, including the overall mix of enrollees in our HCO and MPN programs and the number of new enrollees during the year.  HCOs are required to deliver enrollment notices annually to each HCO enrollee.  By comparison, MPNs are required to deliver an enrollment notice only at the time of initial enrollment and at the time an enrollee is injured.  As a result, after the first year, data maintenance fees for MPN enrollees are consistently about 50% lower than data maintenance fees for HCO enrollees.  Therefore, depending on the mix of HCO and MPN enrollees and the number of new MPN enrollees versus ongoing MPN enrollees, our data maintenance costs may vary significantly from year to year even in years when our overall enrollment does not change materially.

Data maintenance fees may also vary significantly from employment enrollment fees in any given year.  Employment enrollment fees are determined based on the number of HCO enrollees at the end of the calendar year.  Employment enrollment fees do not take into account fluctuations in HCO enrollment during the year.  By comparison, data maintenance fees are billed as services are provided.  Therefore, we may have years when HCO enrollment is higher during the year than it is at the end of the calendar year, resulting in variances in data maintenance fees and employment enrollment fees in a given year.

Data maintenance fees are also impacted by the prices we can negotiate with our third party service providers.

During nine months ended September 30, 2007 we experienced a 15% increase in HCO enrollment and a 46% increase in MPN enrollment, resulting in an overall enrollment increase of 35%.  Data maintenance fees decreased 20% during the nine months ended September 30, 2007.  The decrease in data maintenance fees is primarily attributable to lower data maintenance costs associated with the renewal of MPN enrollees.  We expect data maintenance fees will be lower by the end of 2007 as compared to 2006.

General and administrative expenses increased 6% to $196,204 during the nine months ended September 30, 2007.  This increase in general & administrative expense was attributable to increases in printing cost for enrollment literature. We do not expect general and administrative expenses will be materially higher for the year ended, December 31, 2007 as compared to the year ended, December 31, 2006.

During the nine months ended September 30, 2007, total revenues were $1,468,822.  This slight increase in total revenues and the 20% decrease in total expenses resulted in income from operations of $175,628 compared to loss from operations of $160,712 during nine months ended September 30, 2006.  Correspondingly, we realized a net profit of $108,124 for the nine months ended September 30, 2007, compared to net loss of $113,123 during the nine months ended September 30, 2006.  In 2007, we anticipate that a projected 20% increase in consulting fees will be more than offset by a 10% decrease in salaries and wages, and a 67% decrease in professional fees to result in a 20% decrease in total expenses in 2007.  We expect this 20% decrease in total expenses and the projected slight increase in total revenue will result in net income for the 2007 fiscal year.

Comparison of the three months ended September 30, 2007 and 2006

Total revenues increased 14% to $548,134 in the third quarter 2007 over the third quarter 2006. HCO revenues decreased 16%. This decrease was primarily the result of the goodwill gesture we made to one of our clients in February 2007.  Due to increased competition and barring legislative changes to reduce or eliminate government fees and otherwise reduce the costs and burdens of administering an HCO program to allow HCOs to be more prices competitive with MPNs, we expect that enrollment in our HCO program will continue to be challenging and could continue to negatively impact revenues from HCO enrollment. MPN revenues increased 88% as a result of increasing customers and existing customers increasing their number of enrollees. Other revenue increased 50% as a result of our providing increased nurse case management services to our customers.

Total expenses during the three months ended September 30, 2007 compared to 2006, decreased 29% to $433,655, primarily as a result of settling the aforementioned lawsuit during 2006.

During the three months ended September 30, 2007, consulting fees increased to $55,651 from $37,756 during the three months ended September 30, 2006.  This increase in consulting fees was primarily due to a former executive officer of Medex leaving his position during 2006 and becoming a consultant.

Salaries and wages decreased $24,094 or 14% during the three months ended September 30, 2007.  The decrease in salaries & wages is attributable to the aforementioned resignation of the former Medex executive officer.

For the three months ended September 30, 2007, we incurred professional fees of $44,472 compared to $217,788 during the three months ended September 30, 2006.  Professional fees were lower as a result of the settlement of the lawsuit.

During the three months ended September 30, 2007, we incurred insurance expenses of $34,363, an $8,562 increase over the prior year quarter.  The increase during the three months ended September 30, 2007 is primarily due to increased premiums.

Employment enrollment costs increased $8,067 to $17,400 during the three months ended September 30, 2007, compared to the three months ended September 30, 2006.  As an HCO, we are required to pay a fee to the DWC for each person enrolled at the end of the calendar year in our HCO program.  The 2006 third quarter employment enrollment fees were lower due to over accruing estimated employment enrollment fees in 2005.

Data maintenance fees decreased $33,518 to $56,017 during the three months ended September 30, 2007. This 37% decrease is due to renegotiation with outside service vendors resulting in lower fees.

General and administrative expenses increased 35% to $69,716 during the three months ended September 30, 2007 compared to the comparable three month period of 2006.  This increase in general & administrative expense was attributable to increases in printing cost for enrollment literature and advertising.

The 14% increase in our total revenue and 29 % decrease in total expenses during the three months ended September 30, 2007, resulted in a profit from operations of $114,479 compared to loss from operations of $129,727 during three months ended September 30, 2006.

As a result of increasing revenues and decreasing expenses, we realized net income of $74,075 for the three months ended September 30, 2007, compared to net loss of $88,720 during the three months ended September 30, 2006.

Cash Flow

During the nine months ended September 30, 2007 cash was primarily used to fund operations. We had a net increase in cash of $205,909 during the nine months ended September 30, 2007 as compared to September 30, 2006.  See below for additional discussion and analysis of cash flow.

	For the nine months ended September 30,
	2007 (unaudited)	2006 (unaudited)

Net cash provided by (used in) operating activities	$205,909	$(29,839)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-

Net Change in Cash	$205,909	$(29,839)

During the nine months ended September 30, 2007, net cash provided by operating activities was $205,909, compared to net cash used in by operating activities of $29,839 during the nine months ended September 30, 2006.  As discussed herein we realized net income from operations of $108,124 during the nine months ended September 30, 2007, compared to a net loss of $113,123 during the nine months ended September 30, 2006, this increase of $ 221,247 resulted in the increase in cash.

We did not engage in investing or financing activities during the nine months ended September 30, 2007 or 2006.

Summary of Material Contractual Commitments

	Payment Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating Leases	$311,860	$21,654	$180,234	$109,972	$-
Total	$311,860	$21,654	$180,234	$109,972	$-

Off-Balance Sheet Financing Arrangements

As of September 30, 2007 we had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS – AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140.This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The adoption of SFAS No. 155 did not have an impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS – AN AMEDNMENT OF FASB STATEMENT No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have an impact on our consolidated financial statements. We presently comment on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

In September 2006, the FASB issued SFAS No. 158,  EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS –AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other that a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES – INCLUDING AN AMMENDMENT OF FASB STATEMENT NO.115. This statement’s objective is to improve financial reporting by providing us with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on our financial statements. We presently comment on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period. Our estimates and assumptions affect our recognition of deferred expenses, bad debts, income taxes, the carrying value of our long-lived assets and our provision for certain contingencies. We evaluate the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to our attention that may vary our outlook for the future. Actual results may differ from these estimates under different assumptions.

We  suggest that our  Summary of Significant Accounting Policies, as described in Note 2 of Notes to Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

Basis of Accounting — We use the accrual method of accounting.

Revenue Recognition— We apply the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

Health care service revenues are recognized in the period in which fees are fixed or determinable and the related services are provided to the subscriber.

Our subscribers pay for their services by check or electronic check payment, and revenue is then recognized ratably over the period in which the related services are provided. Advance billings to subscribers are recorded on the balance sheet as unearned revenue.  In circumstances where payment is not received in advance, revenue is only recognized when earned. An allowance for uncollectible accounts is established for any customer who is deemed as possibly uncollectible.

Principles of Consolidation— The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Forward Looking Information and Cautionary Statement

We note that certain statements set forth in this Quarterly Report on Form 10-QSB which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact our actual results of operations. We face many risks and uncertainties, many of which are beyond our control, including but not limited to: economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations and retention of key employees; delays, reductions, or cancellations of contracts previously entered with the Company. Readers should consider all of these risk factors as well as other information contained in this report.

Forward-looking statements are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature, is dynamic and subject to rapid and possibly abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward- looking statements should be considered in the context of the risk factors listed above.

Item 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.  Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control

There was no change in our internal control over financial reporting during the six months ended September 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

/S/ Tom Kubota
November 14, 2007	Tom Kubota, Chief Executive Officer

/S/ Donald C. Hellwig
November 14, 2007	Donald C. Hellwig, Chief Financial Officer

/S/ Doug E. Hikawa
November 14, 2007	Doug E. Hikawa, President of Medex Healthcare, Inc.