Form 10KSB
period 2007-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2008-03-31
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	0-50009

PACIFIC HEALTH CARE ORGANIZATION, INC.
(Name of small business issuer in its chapter)

Utah	87-0285238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

21 Toulon, Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:	(949) 721-8272

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: $.001 par value, common voting shares

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.                                                                                                                                  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1)                                                                                                                Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.                                                  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                     Yes  ☐  No ☒

The issuer’s revenue for its most recent fiscal year was: $2,036,794.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of  March 24, 2008 was $885,620.

As of March 24, 2008 the issuer had 15,427,759 shares of its $.001 par value common stock outstanding.

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format.                                                                                                                                                                                                                        Yes ☐   No ☒

PART I

INTRODUCTION

Throughout this Annual Report, the terms, “we,” “us,” “our” or “the Company”  refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”) and Industrial Resolutions Coalition, Inc. (“IRC”) formerly known as Workers Compensation Assistance, Inc. (“WCA”).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives.  For this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate” “projected” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

Forward-looking statements are predictions and not guarantees of future performance or events.  The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. We undertake no obligation to amend this report or revise publicly these forward looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Securities Exchange Act of 1934) to reflect subsequent events or circumstances.

ITEM 1.  DESCRIPTION OF BUSINESS

History of the Company

Pacific Health Care Organization, Inc. was incorporated under the laws of the State of Utah on April 17, 1970 under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., on January 31, 2001.  On February 26, 2001, we acquired Medex Healthcare, Inc., a California corporation organized March 4, 1994, in a share for share exchange.  Medex is a wholly-owned subsidiary of the Company.  Medex is in the business of managing and administering Health Care Organizations in the state of California.  On August 14, 2001, we formed Workers Compensation Assistance, Inc. as a wholly-owned subsidiary of PHCO.  In January 2008, Workers Compensation Assistance, Inc. changed its name to Industrial Resolutions Coalition, Inc.  Industrial Resolutions Coalition, Inc. plans to participate in the business of creating legal agreements for the implementation of Workers’ Compensation Carve-Outs for California employers with collective bargaining units.

Industry Background

Medex Healthcare, Inc.

In July 1993, the California legislature passed Assembly Bill 110 (“AB 110" or the “bill”) which also deregulated the premiums paid by employers for Workers’ Compensation insurance.  These two events have given rise to our business.

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

HCO/MPN Certification Process

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

Workers Compensation Assistance, Inc./Industrial Resolutions Coalition, Inc.

In 2001, we incorporated Workers Compensation Assistance, Inc., as a wholly-owned subsidiary with the intent of pursuing other opportunities in the workers’ compensation field.  Toward the end of 2007, we identified a business opportunity within the workers’ compensation field that we intend to pursue.  Through IRC we will be in the business of creating legal agreements for the implementation of Workers’ Compensation Carve-Outs for California employers with collective bargaining units, and the administration of such programs within the statutory and regulatory requirements.

Because we already have established health care networks, we considered pursuing this market directly through Medex.  Workers’ unions, however, have historically been opposed to HCO programs, including Medex.  Medex has been largely unable to place its services into employers with union participation in both the private and public sectors.  The reason for this has been the requirement in the HCO statute (LC 4600.3) that the unions authorize the use of the HCO program.  Unions have been opposed to authorizing the use of HCO programs because the HCO program is selected by the employer with no input whatsoever from labor participants.  The major unions, especially those involved in schools and governmental entities (municipalities, etc.), have historically refused to allow employers to implement the HCO.  All the unions in the California Labor Federation have also refused to participate in HCO programs. The same objections have been raised regarding the use of the MPN, i.e., no input from labor representatives.

           California workers’ compensation reform legislation, Senate Bill (SB) 983, first provided for carve-outs in the construction industry and closely related industries.  Later legislation, Assembly Bill (AB) 749, provided for carve-outs in the aerospace and timber industries, and then SB 228 repealed AB 749 and provided for carve-outs in all other industries in addition to construction, which is still covered by the initial legislation.  The most recent legislation is SB 899, which provides that the employer and union may negotiate any aspect of benefit delivery under certain conditions.

In 1993, California’s workers’ compensation reform legislation, SB 983, enacted as Labor Code section 3201.5, permitted employers and employees in construction and related industries to engage in collective bargaining over alternative systems to resolve disputes in workers’ compensation.  These systems are called carve-outs, because those employers and employees are carved out from the state workers’ compensation system.

In 1994, SB 853 amended Labor Code section 3201.5 to tighten the qualifications of the parties involved in a carve-out.  Parties are now required to submit evidence of their eligibility and receive a “letter of eligibility” from the Administrative Director (“AD”) of the Division of Workers’ Compensation.  Although the parties must establish that they are eligible, they do not need the AD’s approval of the collective bargaining agreement itself.

As set forth in Labor Code section 3201.5, unions and employers in construction are allowed to agree on the following through collective bargaining:
  an alternative dispute resoluation process in place of most hearings before a workers' compensation judge;
  a mutually agreed upon list of medical providers and medical evaluators; and
  a mutuall agreed upon list of vocational rehabilitation providers.

         The statute mandated a number of requirements including:
  that the carve-out process does not dimish compensation to injured workers; and
  that the alternative dispute resolution process retain the right to appeal to the reconsideraton unit of the Workers' Compensation Appeals Board and, ultimately, to the state courts of appeal.
In 1994, SB 853 expanded the range of eligible employers in Labor Code section 3201.5 to include those in the rock, sand, gravel, cement and asphalt operations; heavy-duty mechanics; surveying; and construction inspection.

AB 749 established new Labor Code section 3201.7, which permitted carve-outs in the aerospace and timber industries.  The provisions were essentially the same as those in section 3201.5 (construction industry carve-outs).

           Under 3201.7, only the union may initiate the carve-out process by petitioning the AD.  The AD will review the petition according to the statutory requirements and issue a letter allowing each employer and labor representative a one-year window for negotiations. The parties may jointly request a one-year extension to negotiate the labor-management agreement.

        Under 3201.7, no labor-management agreement may deny the right to representation by counsel at all stages during the alternative dispute resolution process.

A carve-out is an alternative to the dispute resolution procedures in the state workers’ compensation system. A carve-out is created through a collective bargaining agreement.

The goals of a carve-out include:
  improve safety programs and have fewer injury and illness claims;
  increase access to quality medical providers and medical evaluators;
  lower costs of medical care;
  reduce disputes
  improve collaboration between unions and employers;
  increase satisfaction of all parties; and
  provide the opportunity for continuous improvement by renegotiating the terms of the carve-out on an as-needed basis.
Many critical issues in workers’ compensation are legal questions determined by medical findings.  This is referred to as the medical-legal process and is distinct from medical treatment.  Medical-legal evaluations may become necessary when any question of the employee’s entitlement to benefits is not satisfactorily resolved by the reports of the treating physician.  Improved communication with the treating physician may reduce the need for a separate medical-legal evaluation. The carve-out agreement may provide for a list of physicians to be used when a medical-legal exam is needed.

IRC will contractually establish an alternative dispute resolution process that is negotiated by labor and management for individual unions and joint-trust committees with whom it has negotiated agreements.  IRC shall perform, administer or employ ombudsmen, mediators, and arbitrators in the dispute resolution process.  In some cases, IRC will train and administer employers and/or union members acting as ombudsmen and mediators.

Generally, the process starts with an ombudsman.  Carve-out agreements typically provide that the ombudsman will be a neutral person available to all parties, who can provide information to injured workers and who attempts to avert or resolve disputes at an early stage.  For example, the ombudsman may provide information on whether an injury is eligible for workers’ compensation and on benefits and may resolve any problems with the delivery of medical benefits.

If resolution of a workers’ compensation problem is unsuccessful at the level of the ombudsman, the injured worker may move the matter to the next step, which typically is formal mediation by an independent, neutral mediator. If mediation is unsuccessful, the parties may turn to an outside neutral arbitrator – often a retired worker's compensation administrative law judge.  In addition, injured workers may at any stage hire an attorney to advise them in the dispute resolution process, although the attorney’s role may be limited in construction industry carve-out agreements.

Legislative statute requires that an appeals process be maintained in a carve-out.  Therefore, the arbitrator’s decision may be appealed to the reconsideration unit of the Workers’ Compensation Appeals Board and, ultimately, to the state courts of appeal.  It is anticipated that IRC will develop a “virtual law firm” which it has trained to appear at these WCAB hearings.

IRC will require expertise in the development of legal contracts, knowledge of negotiations of labor-management committees, and professional understanding of the medical and legal aspects of California Workers’ Compensation.

Business of the Company

Our primary business is that of our wholly owned subsidiary Medex.  Health Care Organizations (“HCOs”) are networks of medical providers established to serve the Workers’ Compensation industry.  In the original legislation establishing HCOs, the California legislature mandated that if an employer contracts services from an HCO, the injured workers must be given a choice between at least two HCOs. Medex recognized early on that two HCO certifications were necessary to be competitive. Instead of aligning with a competitor, Medex elected to go through the lengthy application process with the DIR twice and received certification to operate two separate HCOs.  While there is no longer a statutory requirement to offer two HCOs to employers Medex continues to retain its two certifications, so that employer clients have the option of offering one or two HCOs to their employees.  We believe our ability to offer two HCOs gives potential clients greater choice, which is favored by a number of employers, especially those with certified bargaining units.

Through the two licenses to operate HCOs, we offer injured workers a choice of enrolling in an HCO with a network managed by primary care providers requiring a referral to specialists or a second HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

The two HCO certifications obtained by Medex cover the entire state of California.   Medical and indemnity costs associated with Workers’ Compensation in the state California are billions of dollars annually.  Our two HCO networks have contracted with over 3,200 individual providers and clinics, as well as, hospitals, pharmacies, rehabilitation centers and other ancillary services making our HCOs capable of providing comprehensive medical services throughout this region.  We are continually developing these networks based upon the nominations of new clients and the approvals of their claims’ administrators.  Provider credentialing would be performed by Medex

Medex, by virtue of its continued certification as an HCO, is statutorily deemed to be qualified as an approved MPN.  A significant number of employer clients have availed themselves of the MPN.  Others utilize the provisions of the HCO program, while others will use both in conjunction with each other.

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

Competition

Although we are one of the first commercial enterprises capable of offering HCO and MPN services, there are new companies that are currently setting up similar services as those being offered by the Company.  Many of these competitors may have greater financial, research and marketing experience and resources than we do, and they represent substantial long-term competition.  In California there are currently fourteen certified health care organization licenses issued to ten companies, (two of which belong to the Company.)  This translates into nine direct HCO competitors.

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

Employees

Through our subsidiary, Medex, we currently have seven full time employees and a number of consultants.  In addition, some officers and directors work on a part time basis, as needed, with no commitment for full time employment. Over the next twelve months, we anticipate hiring additional employees as needed and as revenues and operations warrant.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The principal offices of our operating subsidiaries, Medex and IRC are located in Long Beach, California.  Medex leases approximately 3,504 square feet of office space in Long Beach, California.  The monthly lease payment during 2007 was approximately $7,300.  The term of this lease is through February 2011.  Medex currently makes some office space available to IRC.  We anticipate this facility will be suitable and adequate for our needs for the next twelve months.  PHCO leases approximately 600 square feet of office space in Newport Beach, California.  PHCO leases this space on a month-to-month basis.  During 2007, PHCO paid $1,200 per month for this space.  PHCO does not anticipate needing any additional office space in the next twelve months.  If the need arises, we believe we will be able to secure additional office space on acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

To the knowledge of management, there is no material litigation or governmental agency proceeding pending or threatened against the Company or its management. Further, we are not aware of any material pending or threatened litigation or governmental agency proceeding to which the Company or any of our directors, officers or affiliates are, or would be, a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
OF SECURITIES HOLDERS

On November 16, 2007, we held our annual meeting of stockholders to vote on the following matters:

•	to elect directors to our Board of Directors; and
•	to appoint Chisholm, Bierwolf and Nilson as the independent registered public accounting firm of the Company for the 2007 fiscal year.

                The number of shares outstanding and entitled to vote upon these matters was 15,427,759.  The number of shares represented at the annual meeting of stockholders, present or by proxy was 14,077,204.

At the meeting two individuals, Thomas Iwanski and Tom Kubota were nominated to fill directorships for a period of one year and until their successors are elected.  Following are the results of voting in the election of directors:

	Votes For	Votes Withheld
Thomas Iwanski	14,019,390	100
Tom Kubota	14,019,336	154

14,019,334 shares voted to appoint Chisholm, Bierwolf & Nilson as our independent registered public accounting firm for the 2007 fiscal year, no shares voted against this matter and no shares abstained from voting on the matter.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER
PURCHASES OF EQUITY SECURITITES

Our shares are currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol PHCO.  As of March 24, 2008, we had approximately 1,077 shareholders holding 15,427,759 common shares.

The published bid and ask quotations from January 1, 2006, through December 31, 2007, are included in the chart below.  These quotations represent prices between dealers and do not include retail markup, markdown or commissions.  In addition, these quotations do not represent actual transactions.

	BID PRICES		ASK PRICES
	HIGH	LOW	HIGH	LOW
2007
First Quarter	.10	.035	.35	.04
Second Quarter	.07	.028	.08	.03
Third Quarter	.08	.05	.09	.055
Fourth Quarter	.072	.06	.089	.07

2006
First Quarter	.10	.10	.19	.19
Second Quarter	.12	.12	.19	.19
Third Quarter	.10	.10	.40	.40
Fourth Quarter	.10	.10	.35	.35

The 2007 bid and ask price information was obtained from Pink Sheets LLC. The 2006 bid and ask price information was obtained from quatos.nasdaq.com. The above quotations represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations may not represent any actual transactions.

Cash Dividends

We have not declared a cash dividend on any class of common equity.  There are no restrictions on our ability to pay cash dividends, other than state law that may be applicable; those limit the ability to pay out all earnings as dividends.  Our board of directors does not, however, anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations, expansion and development of its business.

Securities for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0.00	915,000
Equity compensation plans not approved by security holders	0	$0.00	-0-
Total	0	$0.00	915,000

In August 2002, we granted options to purchase approximately 85,000 restricted common shares to four employees pursuant to the PHCO 2002 Stock Option Plan, the adoption of which was subsequently ratified by our shareholders.  Options to acquire 18,750 restricted common shares were exercised, the balance expired unexercised in August 2007.

    On October 11, 2004, we granted stock options to Doug Hikawa, an officer of Medex to purchase up to 350,000 restricted common shares of the Company.  The options were exercisable as follows:  100,000 shares the first year with an exercise price of $.05 per share; 100,000 shares the second year with an exercise price of $.10 per share; and 150,000 shares the third year with an exercise price of $.20 per share.  The options expired three years from the date of grant.  All of these options expired unexercised.

Unregistered Sales of Equity Securities

No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

During the year ended December 31, 2007, we did not sell any equity securities.

Repurchases of Equity Securities

During the year ended December 31, 2007, we did not repurchase any of our equity securities.

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

As of December 31, 2007, we had cash on hand of $419,416 compared to $273,058.  The $146,358 increase in cash on hand is the result of increased revenue from operations, which was coupled with a significant decrease in legal fees associated with defending the Company against the lawsuit brought by Marvin Teitelbaum and Peter Alexakis..  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.  We do not anticipate needing to find other sources of capital at this time.  If, however, our revenues are less than anticipated we may need to find other sources of capital to continue operations.  Most likely we would seek additional capital in the form of debt and/or equity.  While we believe we are capable of raising additional capital, there is no assurance that we will be successful in locating other sources of capital on favorable terms or at all.

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

Unlike HCOs, MPNs are not assessed the annual enrollee fee that must be paid to the DWC.  MPNs have fewer data reporting obligations and no annual enrollment notice delivery requirements.  MPN’s are only required to provide an enrollment notice at the time the employee first joins the MPN and a second notice must be delivered to the employee at the time he suffers a workplace injury.  Because there is no annual fee, and there is less administrative burden upon the employer with an MPN, the primary growth in the Company’s business during the 2007 fiscal year was in the number of enrollees in our MPN program.

Comparison of the years ended December 31, 2007 and 2006

Despite a 46% increase in the number of employee enrollees during 2007, total revenues increased only 3% to $2,036,794 as increased competition for MPN services led to lower prices.

During the year ended December 31, 2007, we had approximately 230,000 total enrollees.  This was made up of approximately 71,000 HCO clients and 159,000 MPN clients.  By comparison during the year ended December 31, 2006 we had approximately 157,000 enrollees, including approximately 49,000 HCO enrollees and approximately 108,000 MPN enrollees.  The 45% increase in HCO enrollees is the result of an increase in growth within existing HCO customers.  The 47% increase in our MPN enrollees is the result of new MPN customers.

During the 2007 fiscal year, we experienced a 21% decrease in revenue from HCO fees as a result of goodwill gesture, in February 2007, we entered into an agreement with a major customer to absorb the cost of the re-enrolling their employees into the HCO program with no additional revenue being generated. We expect that our goodwill gesture in February 2007 was a one-time-event. Based on a review of the expiration dates of current contracts with our existing HCO clients and our experience over the past year, we anticipate that during fiscal 2008, we will experience a 10% increase in total HCO enrollees.  This should lead to a 13% increase in HCO revenues in fiscal 2008.

Due to a 47% increase in MPN enrollees, we realized a 37% increase in MPN revenue.  The average fee we charged per MPN enrollee during 2007 was 11% lower than in 2006 as increased competition in the MPN market required us to lower our enrollment fees to remain competitive in the market.  We expect the number of MPN enrollees and correspondingly revenue from MPN clients to decrease 16% during 2008. This decrease is due to a loss of a major customer.  Based on our research, we expect that rates for MPN services will level off and we will not continue to experience the significant reductions in MPN fees per enrollee that we experienced during 2007.

During the year ended December 31, 2007, other revenue increased 64% to $335,430.  The primary component of other revenue is nurse case management.  We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services.  We anticipate that demand for and revenue from nurse case management will increase 60% in 2008 as a result of more customers availing themselves of this service.

We expect the aforementioned 13% increase in HCO fees and a 60% increase in other revenue to more than offset the expected 16% decrease in MPN fees and will result in an overall increase in total revenue of approximately 11% in 2008.

Total expenses decreased 11% during the year ended December 31, 2007 compared to 2006.  This was a result of the settlement of the lawsuit and no extraordinary legal expense in 2007.  We expect total expenses to be approximately 13% higher during the 2008 fiscal year, primarily as a result of additional personnel and upgrading our computer capabilities to support the expected growth of nurse case management services.

During the year ended December 31, 2007, consulting fees increased to $228,608 from $134,303 during the year ended December 31, 2006.  This increase in consulting fees was primarily due to a former executive officer of Medex leaving his position during 2006 and becoming a consultant.  We anticipate that consulting fees will increase approximately 8% in 2008 due to supplementing personnel with temporary staffing.

Salaries and wages decreased $20,156 or 3% during the year ended December 31, 2007.  The decrease in salaries & wages is attributable to the aforementioned resignation of the former Medex executive officer partially offset by the hiring of Vice President of Marketing.  We expect salaries and wages to be approximately the same in 2008.

For the year ended December 31, 2007, we incurred professional fees of $169,917 compared to $435,909 during the year ended December 31, 2006.  The decrease in professional fees in 2007 is largely attributable to decreased legal fees incurred in defending the Company in the legal proceeding brought by Marvin Teitelbaum and Peter Alexakis.  We expect professional fees to be about the same in 2008.

During the year ended December 31, 2007, we incurred insurance expenses of $121,186, a $2,700 decrease over the prior year.  We do not expect insurance expense to increase materially in 2008.

Employee enrollment expenses increased from $55,456 to $58,000 during the year ended December 31, 2007, compared to the year ended December 31, 2006.  As an HCO, we are required to pay a fee to the State of California Division of Workers’ Compensation for each person enrolled at the end of the calendar year in our HCO program.  The increase in employee enrollment expenses in the year ended December 31, 2007 reflects the increased number of persons enrolled in our HCO program as compared to the same period ended 2006. While we had a 42% increase in HCO enrollees, state mandated fee decreased 33%.   We anticipate employee enrollment expenses to increase 13% in 2008 consistent with the anticipated increase in HCO enrollment for the same period.

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

During 2007, we experienced a 45% increase in HCO enrollees and a 47% increase in MPN enrollees, resulting in an overall enrollment increase of 46%.  Data maintenance fees decreased 18% during the 2007 fiscal year.  The decrease in data maintenance fees is attributable to negotiation of lower printing costs with a vendor. During 2008, we do not expect data to increase significantly as we expect the total number of enrollees to remain fairly constant.

General and administrative expenses increased nearly 9% to $285,973 during the year ended December 31, 2007.  This increase in general & administrative expense was attributable to higher advertising costs and shareholders’ meeting expense.  We do not expect a significant change in general and administrative expenses in the upcoming fiscal year.

The 3% increase in our total revenue and the 11% decrease in total expense during 2007, resulted in a profit from operations of $204,846 compared to a loss from operations of $90,912 during 2006.

As a result of increasing revenue and a decrease in total expense, we realized a net income of $128,897 for the year ended December 31, 2007, compared to net loss of $77,451 during the year ended December 31, 2006.  In 2008, we anticipate that a projected 8% increase in consulting fees and a 13% increase in employment enrollment will result in a 2% increase in total expenses in 2008.  We expect this 2% increase in total expenses will be more than offset by a projected 11% increase in total revenue in 2008, resulting in a net profit in 2008.

Cash Flow

During the fiscal year ended December 31, 2007 cash was primarily used to fund operations.   We had a net decrease in cash of $72,033 during the 2006 fiscal year.  See below for additional discussion and analysis of cash flow.

	Fiscal 2007	Fiscal 2006

Net cash provided by (used in) operating activities	$146,385	$(72,033)
Net cash used in investing activities	-	-
Net cash provided by (used in) financing activities	-	-

Net Change in Cash	$146,385	$(72,033)

In fiscal 2007, net cash provided by operating activities was $146,385, compared to net cash used by operating activities of $72,033 in fiscal 2006.  This change in cash flow from operating activities is the result of increase revenues and decrease legal fees.

The Company did not engage in investing or financing activities in fiscal 2007 or fiscal 2006.

Summary of Material Contractual Commitments

(Stated in thousands)
	Payment Period
Contractual Commitments	Total	1 Year	2 - 3 Years	4 Years

Operating Leases	$290,206	$88,784	$185,646	$15,776
Total	$290,206	$88,784	$185,646	$15,776

Off-Balance Sheet Financing Arrangements

As of December 31, 2007 we had no off-balance sheet financing arrangements.

New Accounting Standards

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

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS – AN AMENDMENT OF ARB NO. 51. This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), BUSINESS COMBINATIONS. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

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

Management suggests that our Summary of Significant Accounting Policies, as described in Note 2 of Notes to Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

Basis of Accounting — We use the accrual method of accounting.

Revenue Recognition — We apply the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, we recognize revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

Health care service revenues are recognized in the period in which fees are fixed or determinable and the related services are provided to the subscriber.

Our subscribers generally pay in advance for their services by check or electronic check payment, and revenue is then recognized ratably over the period in which the related services are provided.  Advance payments from subscribers are recorded on the balance sheet as deferred revenue.  In circumstance where payment is not received in advance, revenue is only recognized if collectability is reasonably assured. An allowance for uncollectible accounts is established for any customer who is deemed as possibly uncollectible.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

ITEM 7.  FINANCIAL STATEMENTS

Pacific Health Care Organization, Inc.
Audited Financial Statements
(In U.S. Dollars)

December 31, 2007
and
December 31, 2006

/Letterhead/
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pacific Health Care Organization, Inc.

We have audited the accompanying balance sheets of Pacific Health Care Organization Inc., as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Pacific Health Care Organization, Inc., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
January 15, 2008

Pacific Health Care Organization, Inc.
Balance Sheets

ASSETS
	December 31,	December 31,
	2007	2006

Current Assets
Cash	$419,416	$273,058
Accounts receivable, net of allowance of $20,000	224,046	213,738
Income tax receivable	-	27,355
Deferred tax asset	14,510	14,615
Prepaid state income tax	300	1,600
Prepaid expenses	50,283	49,548
Total current assets	708,555	579,914

Property & Equipment, net (Note 4)
Computer equipment	60,922	60,922
Furniture & fixtures	24,766	24,766
Total property & equipment	85,688	85,688

Less: accumulated depreciation	(84,857)	(75,317)

Net property & equipment	831	10,371

Total assets	$709,386	$590,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$14,019	$9,910
Accrued expenses (note 8)	110,248	142,065
Income tax payable	10,051	-
Unearned revenue	91,382	83,521
Total current liabilities	225,700	235,496
Total liabilities	225,700	235,496

Commitment	-	-

Shareholder's Equity
Preferred stock; 5,000,000 shares
authorized at $0.001 par value;
zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares
authorized at $0.001 par value;
15,427,759 shares issued and outstanding	15,428	15,428
Additional paid-in capital	610,007	610,007
Accumulated (deficit)	(141,749)	(270,646)
Total stockholders' equity	483,686	354,789

Total liabilities and stockholders' equity	$709,386	590,285

The accompanying notes are an integral part of these financial statements.

Pacific Health Care Organization, Inc.
Statements of Operations

	December 31,	December 31,
	2007	2006

Revenues
HCO fees	$965,882	$1,229,816
MPN fee	735,482	536,616
Other	335,430	204,423
Total revenues	2,036,794	1,970,855

Expenses
Depreciation	9,540	9,540
Consulting fees	228,608	134,303
Salaries & wages	676,590	696,746
Professional fees	169,917	435,909
Insurance	121,186	123,909
Employee enrollment	58,000	55,456
Data maintenance	282,134	343,992
General & administrative	285,973	261,912

Total expenses	1,831,948	2,061,767

Income (loss) from operations	204,846	(90,912)

Other income
Interest income	5,099	2,218
Total other income	5,099	2,218

Income (loss) before income tax provision (benefit)	209,945	(88,694)

Income tax
provision (benefit)	81,048	(11,243)

Net income (loss)	$128,897	(77,451)

	December 31,	December 31,
	2007	2006
Basic and fully diluted earnings per share:
Earnings per share amount	$0.01	(0.01)
Weighted average common shares outstanding	15,427,759	15,427,759

The accompanying notes are an integral part of these financial statements.

Pacific Health Care Organization, Inc.
Statements of Stockholders’ Equity From January 1, 2005 to December 31, 2006

	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, January 1, 2006	-	$-	15,427,759	$15,428	$603,148	$(193,195)

Valuation of Stock Options	-	-	-	-	6,859	-

Net Income for the Year Ended December 31, 2006	-	-	-	-	-	(77,451)

Balance, December 31, 2006	-	$-	15,427,759	$15,428	$610,007	$(270,646)

Valuation of Stock Options	-	-	-	-	$-	-

Net Income for the Year Ended December 31, 2007	-	-	-	-	-	128,897

Balance, December 31, 2007	-	$-	15,427,759	$15,428	$610,007	$(141,749)

The accompanying notes are an integral part of these financial statements.

Pacific Health Care Organization, Inc.
Statements of Cash Flows
For the Years Ended December 31

	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$128,897	$(77,451)
Adjustments to reconcile net income to net cash:
Depreciation	9,540	9,540
Stock options issued for services	-	6,859
Changes in operating assets & liabilities:
(Increase) decrease in accounts receivable	(10,308)	137,573
Increase in income tax receivable	27,355	(27,355)
(Increase) decrease in deferred tax asset	105	5,005
Increase (decrease) in prepaid state income tax	1300	(1,600)
(Increase) decrease in prepaid expenses	(735)	(6,677)
Increase (decrease) in accounts payable	4,109	(31,173)
Increase (decrease) in accrued expenses	(31,817)	(94,111)
Increase (decrease) in income tax payable	10,051	(40,812)
Increase (decrease) in unearned revenue	7,861	48,169
Net cash provided by operating activities	146,358	(72,033)

Cash Flows from Investing Activities
Net cash used by investing activities	-	-

Cash Flows from Financing Activities

Net cash provided by financing activities	-	-

Increase (decrease) in cash	146,358	(72,033)

Cash at beginning of period	273,058	345,091

Cash at End of Period	$419,416	$273,058

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Taxes	73,222	1,600

The accompanying notes are an integral part of these financial statements.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 1 - CORPORATE HISTORY

Pacific Health Care Organization, Inc. (the “Company”) was incorporated under the laws of the state of Utah on April 17, 1970 under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., on January 31, 2001.  On February 26, 2001, the Company acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized March 4, 1994, in a share for share exchange.  Medex is now a wholly-owned subsidiary of the Company. On August 14, 2001, we formed Workers Compensation Assistance, Inc. as a wholly-owned subsidiary of PHCO.  Workers Compensation Assistance changed its name to Industrial Resolutions Coalition, Inc. (“IRC”) in January 2008. The principal business of the Company is that of Medex.

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

By virtue of the Company’s continued certification as an HCO, it is also statutorily deemed to be qualified as an approved MPN.  The Company began offering MPN services in January 2005.  As a licensed HCO and MPN, the Company is able to offer its clients an HCO program, an MPN program and a hybrid of the HCO and MPN programs.  Under this hybrid model, an employer can enroll its employees in the HCO program, and then prior to the expiration of the 90 or 180 day treatment period under the HCO program, the employer can enroll the employee into the MPN program.  This allows employers to take advantage of both

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2007 and 2006
NOTE 1 – CORPORATE HISTORY (CONTINUED)

programs.  To the best of the Company’s knowledge, it is currently the only entity that offers both programs together in a hybrid program.

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	For the Years Ended December 31,
	2007	2006
Basic Earnings per share:
Income (loss) (numerator)	$128,897	$(77,451)
Shares (demoninator)	15,427,759	15,427,759
Per share amount	$.01	$(.01)

Fully Diluted Earnings per share:
Income (loss) (numerator)	$128,897	$(77,451)
Shares (demoninator)	15,427,759	15,427,759
Per share amount	$.01	$(.01)

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

H.   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

I.   Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

L.   Capital Structure

The Company has two classes of stock.  Preferred stock, 5,000,000 shares authorized, zero issued.  Voting rights and liquidation preferences have not been determined.  The Company also has voting common stock of 50,000,000 shares authorized, with 15,427,759 shares issued and outstanding.  No dividends were paid in the 2006 and 2007 fiscal years, nor in any prior years.

M.   Stock Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of Financial Accounting Standards No. 123 (Revised 2004), “Accounting for Stock-Based Compensation” (SFS123[R]). This standard requires the company to record compensation expense using the Black-Scholes pricing model.

N.  Trade Receivables

The Company in the normal course of business extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  At the 2007 year end, the Company’s bad debt reserve of $20,000 is a general reserve for balances over 90 days past due.

The percentages of the major customers to total accounts receivable for the year ended 2007 are as follows:

Customer A	17%
Customer B	12%
Customer C	12%
Customer D	11%

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

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

In September 2006, the FASB issued SFAS No. 158, EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS  AN
AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other that a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company's consolidated financial statements.

 In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES – INCLUDING AN AMMENDMENT OF FASB STATEMENT NO.115. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2007 and 2006
NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS (CONTINUED)

accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS – AN AMENDMENT OF ARB NO. 51. This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), BUSINESS COMBINATIONS. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

NOTE 4 - FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item.  Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the office equipment, and furniture and fixtures, respectively.  Scheduled below are the assets, costs and accumulated depreciation at December 31, 2007 and 2006.

	Cost		Depreciation Expense		Accumulated Depreciation
Assets	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Computer equipment	$60,922	$60,922	$-	$6,386	$60,922	$60,922
Furniture & fixtures	24,766	24,766	9,540	3,154	23,935	14,395
Totals	$85,688	$85,688	$9,540	$9,540	$84,857	$75,317

NOTE 5 – INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 (“SFAS No. 109”) “Accounting for Income Taxes.”  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the year-ended December 31, 2007 and the year ended December 31, 2006 consisted of the following:

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 5 – INCOME TAXES (CONTINUED)

	2007	2006
Current
Federal	$77,673	$(17,948)
State	3,270	1,700
Deferred
Federal	230	4,240
State	(125)	765
Total tax provision (benefit)	$81,048	$(11,243)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2007 and December 31, 2006 are as follows:

Depreciation
Federal	$880	$(1,060)
State	130	(160)
Reserve for bad debts
Federal	6,770	6,770
State	1,030	1,030
Vacation accrual
Federal	4,970	6,135
State	730	915
Charitable contribution	-	985
Deferred tax asset	$14,510	$14,615

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

Expense at federal statutory rate	$66,273	$(26,043)
State tax effects	3,495	1,700
Non deductible expenses	11,400	12,335
Taxable temporary differences	2,250	2,100
Deductible temporary differences	(2,475)	(6,340)
Deferred tax asset valuation allowance	105	5,005
Income tax provision (benefit)	$81,048	$(11,243)

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

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

Total Lease Commitments:	Year	Amount
	2008	$88,784
	2009	91,450
	2010	94,196
	2011 Thereafter	15,776
	Total	$290,206

Rent expense for the year ended December 31, 2007 and December 31, 2006 was $100,887 and $89,673, respectively.

NOTE 7– MAJOR CUSTOMERS

The Company had three and two customers who, accounted for 10 percent, or more, of the Company’s total revenues during the years ending December 31, 2007, and December 31, 2006, respectively.  The percentages of total revenues for the years ended 2007 and 2006 are as follows:

	2007	2006
Customer A	15%	10%
Customer B	13%	10%
Customer C	11%	-

NOTE 8– ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:	2007	2006
Employee enrollment fees	$70,394	$100,000
Compensated absences	14,614	18,065
Legal fees	4,000	12,000
Other	21,240	12,000
Total	$110,248	$142,065

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

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

2002 Stock Option Plan

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2006	66,250	$.05
Granted	-	-
Exercised	-	-
Expired Unexercised	-	-
Outstanding, December 31, 2006	66,250	$.05
Exercisable, December 31, 2006	66,250	$.05

Outstanding, January 1, 2007	66,250	$.05
Granted	-	-
Exercisable	-	-
Expired Unexercised	(66,250)	-
Outstanding, December 31, 2007	-	$.05
Exercisable, December 31, 2007	-	$.05

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 10- STOCK OPTION AGREEMENT

On April 20, 2004, the board of directors agreed to a stock option agreement with an officer of the Company, effective as of October 11, 2004.  The agreement calls for the grant of 350,000 options that rest and are exercisable as follows: 100,000 the first year, with an exercise price of $.05; 100,000 the second year, with an exercise price of $.10; and 150,000 the third year, with an exercise price of $.20.  The options expire three years from the date of grant, thus the options have expired as of October 11, 2007.

2004 Stock Option Agreement

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2006	-	$-
Granted	350,000	.68
Exercised	-	-
Canceled	-	-
Outstanding, December 31, 2006	350,000	$.68
Exercisable, December 31, 2006	200,000	$.05

Outstanding, January 1, 2007	350,000	$.68
Granted	-	-
Exercisable	-	-
Expired Unexercised	(350,000)	-
Outstanding, December 31, 2007	-	$-
Exercisable, December 31, 2007	-	$-

In accordance with SFAS 123, Accounting for Stock-Based Compensation, $0 and $15,121 has been charged to compensation expense for the years ended December 31, 2007 and 2006, respectively.  The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model.

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
December 31, 2007 and 2006
NOTE 11 – LITIGATION (CONTINUED)

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

NOTE 12 – SUBSEQUENT EVENTS

On March 17, 2008 the Company mailed a Notice of Special Meeting of Stockholders and a proxy statement to Company shareholders calling for a special meeting of stockholders on April 11, 2008 to vote upon a proposal to amend the Company’s Article of Incorporation to effect a 1 for 50 reverse split of our common stock, with a cash-out of all resulting fractional shares followed by a 2.5 for 1 forward split of our common stock. The Company will incur a significant cost in legal and proxy notification and mailing and in connection with the cash-out of fractional shares.

The Company has also commenced operations of its subsidiary, Workers Compensation Assistance, Inc. A name change from Workers Compensation Assistance, Inc. to Industrial Resolutions Coalition, Inc. took place in January 2008. The Company anticipates investing a limited amount of capital and time into IRC before IRC will become cash flow positive,

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).  CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Management's Report on Internal Control over Financial Reporting.

Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
CONTROL PERSONS AND CORPORATE GOVERNANACE;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the our directors, executive officers, promoters and control persons, their ages, and all offices and positions held within the Company as of
December 31, 2007.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name	Age	Present Position With the Company	Director Since

Tom Kubota	68	Director and President Interim Secretary	September 2000

David Wang	45	Director	November 2007

Thomas Iwanski	50	Director	November 2004

Doug Hikawa	50	President of Medex Healthcare, Inc.

Frank Hough	56	Chief Financial Officer

Geri Plotzke	65	Vice President, Managed Care Services of Medex Healthcare, Inc.

David Kim	35	Vice President, Sales and Marketing of Medex Healthcare, Inc.

Donald P. Balzano	62	President, Industrial Resolutions Coalition, Inc.

The following sets forth certain biographical information relating to the Company’s Officers and Directors:

Tom Kubota.  Mr. Kubota has thirty years of experience in the investment banking, securities and corporate finance field. He held the position of Vice President at Drexel Burnham Lambert; at Stem, Frank, Meyer and Fox; and at Cantor Fitzgerald.  Mr. Kubota is the president of Nanko Corporation, which specializes in capital formation services for high technology and natural resources companies.  He has expertise in counseling emerging public companies and has previously served as a director of both private and public companies.  For the last five years, Mr. Kubota has been primarily engaged in running his consulting firm Nanko Investments, Inc.  During the past five years, Mr. Kubota also served as CEO of Fabrics International, Ltd., a privately held corporation.  Fabrics International, and each of its three wholly-owned subsidiaries, terminated operations and filed for bankruptcy in 2005.   Mr. Kubota is not a nominee or director of any other SEC reporting company.

Frank Hough.  Mr. Hough has an extensive background in commercial banking, financial management consulting and the energy and real estate sectors. He currently serves as a Managing Director of The Mentor Group (“TMG”). TMG is a full service national investment banking, financial advisory, and appraisal and valuation firm. Mr. Hough has been with TMG since 2001. As a TMG consultant, Mr. Hough has served as a Senior Financial Consultant for Custom Industries, Inc., in Anaheim, California since 2004. During that time, Mr. Hough has worked to restructure Custom Industries business and outside financing to position the business for growth and expansion. From 2002 to 2004, Mr. Hough served as a Senior Financial Consultant to Wolverine Energy Corporation in East Lansing, Michigan where he assisted the company and interfaced with the brokerage community for the purpose of assisting the company in obtaining investment for coal-bed methane drilling and production activities in the Powder River Basin of Wyoming. Mr. Hough earned a BA Degree in Economics from the University of Southern California in 1973, as well as, an MBA degree in 1974. Mr. Hough is also a Certified Corporate Cash Manager, CCM.

David Wang. Mr. Wang co-founded and has served as the President of Aces fuel Technology in Santa Monica, California. Aces Fuel Technology specialized in marketing and selling a fuel and oil catalyst. Mr. Wang is responsible for overseeing the day-to-day operations of the company. From 2001 through 2003, Mr. Wang worked as a Proprietary Trader for Schonfeld Securities in Santa Monica, California where he was responsible for trading U.S. equities. Mr. Wang earned a BS in computer Science/Mathematics from the University of California, Los Angeles (UCLA) in 1985. He earned an MBA degree in Financial and Entrepreneurial Studies from the Anderson School at UCLA in 2000. Mr. Wang is not a nominee or director of any other SEC reporting company.

Thomas Iwanski.  Since May 2007, Mr. Iwanski has served as Director and Chief Executive Officer of Live-Vu Communications, Inc, a company that specializes in low bandwidth, bufferless, high quality video transmission without using compression codecs.  From September 2006 through May 2007 Mr. Iwanski served as Chief Financial Officer of SyncVoice Communications, Inc.  From April 2005 through July 2006, Mr. Iwanski served as Senior Vice President, Corporate Secretary and Chief Financial Officer of IP3 Networks, Inc.  From February 2003 through April 2005 Mr. Iwanski served as a Special Advisor to the CEO of Procom Technology, Inc., where he played a prominent role in the development and implementation of business and financial strategies.  Mr. Iwanski has also served in various positions including, Vice President Finance, Chief Financial Officer, Director and Secretary for a number of companies, including Cognet, Inc., NetVantage, Inc., Kimalink, Inc., Xponent Photonics, Inc., Prolong, Inc., and Memlink, Inc.  Mr. Iwanski also has approximately ten years of public accounting experience having worked for KPMG, LLP, as a Senior Audit Manager and a Certified Public Accountant. Mr. Iwanski received a Bachelor of Business Administration from the University of Wisconsin-Madison in 1980.  Mr. Iwanski is not a nominee or director of any other SEC reporting company.

Significant Employees

Doug Hikawa. President of Medex Healthcare, Inc. Mr. Hikawa has served as the President of Medex since October 1, 2006. Prior to that he was the Senior Vice President of Medex since 2002 and has over 27 years experience in the Workers’ Compensation industry in California in various positions, including Vice President of Operations, Director, Workers’ Compensation Operations and Vice President Claims. Mr. Hikawa has been administering Health Care Organization (“HCO”) programs since 1996 and Medical Provider Network (“MPN”) program since 2005. Mr Hikawa received a BS in Business Administration in 1979 from Cal State University of Long Beach.

Geri Plotzke. Vice President of Managed Care Services of Medex Healthcare, Inc. Ms. Plotzke has served as the Vice President of Managed Care Services since October 1, 2006. Prior to that she served as the Director of Managed Care Services, of Medex since 2003 and has over 17 years experience in the workers’ compensation and healthcare industries. Ms. Plotzke’s prior work experience includes various managerial positions including Medical Management Director, Workers; Compensation Program Director, and Disability Case Management Program Director for various insurance and medical management companies. Mrs. Plotzke received an AA in Nursing in 1970 at Los Angeles City College, as well as, a BA in 1981 and a MBA in 1989 in Business Administration from the University of Redlands.

David Kim. Vice President of Sales and Marketing of Medex Healthcare, Inc. Mr. Kim has over 16 years experience in Workers’ compensation and has been managing business development for Medex since July 16, 2007. His background includes operations, management, as well as, sales and business development. Mr. Kim has served at the director level for major managed care companies, specializing in assisting both public and private entities.

Significant Consultants

Donald P. Balzano.  President of Workers Compensation Assistance, Inc.   Mr. Balzano is a graduate of the UCLA School of Law and is a member of the State Bar of California.  From 1979 through 1990 he was the president of Western Medical Review and Care Resources, Inc.  From 1990 through 1995 he founded Balzano & Associates which focused on medical and legal delivery systems for workers’ compensation programs and he held the position of vice president and general counsel for Keenan & Associates where he was responsible for corporate legal activity and for creation of a workers' compensation defense attorney and managed medical care program.  From 1996-2001 Mr. Balzano served as the president and CEO of Priority CompNet, a California workers’ compensation health care organization.  Mr. Balzano has been with the Industrial Resolution Coalition, Inc. since 2007 and was appointed to the position of President in November 2007.  Mr. Balzano also serves as a consultant with Medex and was formerly the Chief Executive Officer of Medex.

There are no family relations among any of our executive officers, directors or key employees.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years none of the directors, executive officers or significant employees and consultants has been convicted or is currently the subject of a criminal proceeding, excluding traffic violations or similar minor offenses, or has been a party to any judicial or administrative proceeding that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.  Except as disclosed in Mr. Kubota’s biographical information above, in the past five years none of our directors or executive officers, or any business in which they were a general partner or executive officer, have been the subject of a bankruptcy proceeding.

Compliance with Section 16(a) of the Exchange Act

Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5.
Based on management’s review of these reports during the year ended December 31, 2007, it appears that Mr. Hough, our Chief Financial Officer and Mr. Wang, a director, inadvertently failed to file Form 3s at the time they accepted positions with the Company.  Mr. Hough and Mr. Wang have applied for Edgar ID codes and will file Form 3s as soon as practicable.  Neither Mr. Hough, nor Mr. Wang owns any shares of the Company.

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

Compensation Committee

We do not have a standing compensation committee or a charter; rather our President evaluates officer and employee compensation issues subject to the approval of our board of Directors.  Our President makes recommendations to the board of directors as to employee benefit programs and officer and employee compensation.  The compensation of President is determined and approved directly by board of directors.  Neither the President nor the board of directors engaged compensation consultants during the year.

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes the total compensation paid for the 2007 and 2006 fiscal years to the person serving as our principal executive officer, and individuals for whom disclosure would have been required but for the fact these individuals were not serving as executive officers of PHCO at the end of the last completed fiscal year.  Other than our PEO, none of our other executive officers’ compensation exceeded $100,000 for the year ended December 31, 2007.  The person named below are referred to in this Item 10 as the “named executive officers”.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
Tom Kubota	2007	75,600	9,000	-0-		-0-		84,600
President and Director	2006	71,400	10,000	-0-		-0-		81,400

Doug Hikawa	2007	145,800	14,400	-0-		30,806	(1)	191,006
President, Medex	2006	130,800	3,400	6,860	(2)	18,145	(3)	159,205

Geri Plotzke	2007	94,692	8,100	-0-		10,494	(4)	113,286
Vice President, Medex	2006	92,800	2,600	-0-		9,974	(5)	105,374

Donald Balzano (6)	2007	-0-	-0-	-0-		126,250	(7)	126,250
Former CEO, Medex	2006	125,875	-0-	-0-		38,842	(8)	164,717
President, IRC
(1) Represents (i) medical, vision and dental health insurance premiums paid on Mr. Hikawa’s behalf in the amount of $12,712, and (ii) PTO payouts of $18,094.
(2) Represents the dollar amount recognized for financial statement reporting purposes during 2006 in accordance with FAS 123(R) with respect stock options granted to Mr. Hikawa in October 2004.  The option are exercisable over a three year term, with the right to purchase 100,000 restricted shares for $.05 per share vesting upon the date of grant; the right to purchase an additional 100,000 restricted shares for $.10 per share vesting one year from the date of grant and the right to purchase the remaining 150,000 restricted shares for $.20 per share vesting on the two years from the date of grant.  Mr. Hikawa did not exercise any of these options prior to their expiration.
(3) Represents (i) medical, vision and dental health insurance premiums paid on Mr. Hikawa’s behalf in the amount of $11,037, and (ii) PTO payouts of $7,108.
(4) Represents medical, vision and dental health insurance premiums paid on Ms. Plotzke’s behalf.
(5) Represents medical, vision and dental health insurance premiums paid on Mr. Plotzke’s behalf.
(6) Donald Balzano resigned as CEO of Medex Healthcare, Inc and became a consultant to Medex effective October 1, 2006. At the end of 2007, Mr. Balzano was appointed President of Industrial Resolutions Coalition, Inc.
(7)  Represents consulting fees paid to Mr. Balzano for services rendered to Medex and IRC.
(8)  Represents consulting fees paid to Mr. Balzano for services rendered to Medex.

Employment Agreements

We do not have employment agreements with any of our employees or any of the employees of Medex.  All of our employees, including our executive officers and the executive officers or our Medex, are employed on an at will basis.  Compensation of executive officers is determined by our board of directors on an annual basis.  The board of directors did not extended salary or other benefit increases to any of the named executive officers for the 2008 fiscal year.

Cash Bonuses

The independent directors approved the cash bonus paid to Mr. Kubota based on the continued profitability of PHCO, Mr. Kubota’s performance as President of PHCO and the fact that the board of directors did not extend a salary raise to Mr. Kubota for the 2008 fiscal year.

The full board of directors approved the cash bonuses paid to Mr. Hikawa and Ms. Plotzke based on the continued profitability of Medex, the contributions of these individuals to such profitability and the fact that the board of directors did not extend salary raises to either Mr. Hikawa, nor Ms. Plotzke for the 2008 fiscal year.

All cash bonuses are made at the sole discretion of the board of directors.

Employer Benefit Plans

Medex currently provides health care benefits, including medical, vision and dental insurance, subject to certain deductibles and co-payments to its full time employees.

Medex also maintains a 401(k) profit sharing plan for Medex employees who meet the eligibility requirements set forth in the plan.  Pursuant to the plan, Medex may make discretionary matching contributions and/or discretionary profit sharing contributions to the plan.  All such contributions must comply with federal pension laws, non-discrimination requirements and the terms of the plan.  In determining whether to make a discretionary contribution, the board of directors evaluates Medex’s current and future prospects and management’s desire to reward and retain employees and attract new employees.  To date, Medex has never made any matching contributions and/or discretionary profit sharing contributions to the plan.

Other than the foregoing, Medex does not offer any retirement, pension, or other benefit plans to its employees at the present time; however, the board of directors may adopt plans as it deems to be reasonable under the circumstances.

PHCO does not provide any health care, retirement, pension, or other benefit plans to its employees at the present time; however, the board of directors may adopt plans as it deems to be reasonable under the circumstances.  The executive officers of PHCO do not participate in the employer benefit plans offered by Medex.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None of the named executive officers held an outstanding equity award at our fiscal year end.

Stock Option Plan

In November 2002 our board of directors adopted the Pacific Health Care Organization, Inc. 2002 Stock Option Plan (the “Plan”).  The Plan was later ratified by our shareholders at a special meeting of shareholders held in November 2004.  The Plan reserves 1,000,000 common shares for distribution under the Plan.  The purpose of the Plan is to allow us to offer key employees, officers, directors, consultants and sales representatives an opportunity to acquire a proprietary interest in the Company.  The various types of incentive awards which may be provided under the Plan enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business. Currently there are no options or other grants outstanding under this Plan.

Employee Stock Purchase Plan

We do not currently have an employee stock purchase plan in place.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)		Total ($)

Thomas Iwanski	$4,600	(1)	$4,600

Tom Kubota	$0		$0

David Wang	$800	(2)	$800
(1)  Includes $3,600 paid for 12 directors’ meetings attended in person and $1,000 for attending the annual stockholders’ meeting.
(2)  Includes $300 paid for one directors’ meeting attended (Mr. Wang joined the board of directors in November 2007) and a bonus of $500.

Our non-employee directors are compensated $300 for each directors’ meeting attended in person, and $1,000 for the annual stockholders’ meeting, plus airfare and hotel expense.  No director receives a salary as a director.

Director Stock Purchase Plan

We do not currently have a director stock purchase plan in place.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 24, 2008, the name and the number of shares of our common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all executive officers and directors as a group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Amafin Trust 121 Meierhofstrasse FL 9495 Triesen Lichtenstein	1,500,000	9.7%

Common	Eurifa Anstalt 121 Meierhofstrasse FL 9495 Triesen Lichtenstein	955,343	6.2%

Common	Donald P. Balzano(1) 5422 Michelle Drive Torrance, CA 90503	1,083,335	7.0%

Common	Manfred Helmut Heeb 121 Meierhofstrasse FL 9495 Triesen Lichtenstein	1,445,982	9.4%

Common	Thomas Iwanksi(2) 1541 Amberwood Drive Santa Ana, CA. 92705	-	*

Common	Tom Kubota(2) (3) 21 Toulon Newport Beach, CA 92660	3,242,624	21.0%

Common	Nanko Investments (3) 280 Bison, Suite B9-596 Newport Beach, CA 92660	2,785,638	18.1%

Common	Auric Staffing PO Box 83 Aeulestrasse 5 FL 9490 Vaduz Liechtenstein	1,500,000	9.7%

Common	David Wang (2) 138 Ocean Way Santa Monica, CA 90402	-	*

Common	Janet Zand 1505 Rockcliff Road Austin, TX 78796	1,083,333	7.0%

All executive officers and directors as a group (4 persons)		3,242,264	21.0%

TOTAL		10,810,617	70.1%

* Less than 1%.
(1) Mr. Balzano is the President of Industrial Resolutions Coalition, Inc., formerly known as Workers Compensation Assistance, Inc.
(2) Messers. Iwanski, Wang and Kubota are directors of the Company.  Messers. Kubota and Hough are executive officers of the Company.
 (3) The number of shares attributed to Mr. Kubota includes 426,667 shares held of record in Mr. Kubota’s name, 29,959 shares held by Mr. Kubota in an IRA and 2,785,638 shares held of record by Nanko Investments, Inc.  Mr. Kubota is the President of Nanko Investments, Inc.  As such, Mr. Kubota may be deemed to have voting and/or investment power over the shares held by Nanko Investments and therefore may be deemed to be the beneficial owner of those shares.

Change in Control

To the knowledge of the management, there are no present arrangements or pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPSAND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

As disclosed in Item 10. Executive Compensation during the fiscal year we paid Donald Balzano $126,250 in consulting fees for services provided to Medex and IRC.  Mr. Balzano resigned as the Chief Executive Officer of Medex in October 2006 and was named President of IRC in November 2007.  Otherwise we did not engage in any significant dealings with affiliates during the year ended December 31, 2007.  If, however, there are dealings with related parties in the future, we will attempt to deal on terms competitive in the market and on the same terms that either party would deal with a third person.

The board has determined that Mr. Iwanski and Mr.Wang would each qualify as an independent director as that term is defined in the listing standards of the American Stock Exchange.

ITEM 13.  EXHIBITS

 The following exhibits are hereby incorporated by reference into this Annual Report.

Exhibit Number	Title of Document

Exhibit 21.1	Subsidiaries

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Chisholm Bierwolf & Nilson, LLC. served as the Company’s independent registered public accounting firm for the years ended December 31, 2007 and 2006, and is expected to serve in that capacity for the current year.  Principal accounting fees for professional services rendered for the Company by Chisholm, Bierwolf & Nilson, LLC. for the year ended December 31, 2007 and 2006, are summarized as follows:

	2007	2006
Audit	$39,750	$34,934
Audit related	$0	$0
Tax	$4,000	$11,250
All other	$2,500	$0
Total	$46,250	$46,184

Audit Fees.  Audit fees were for professional services rendered in connection with our annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

Tax Fees.  Tax fees related to services for tax compliance and consulting.

All Other Fees.  Other fees were for EDGAR filing services provided to the Company.

Board of Directors Pre-Approval Policies and Procedures.  At our regularly scheduled and special meetings, our board of directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm. The board of directors has the authority to grant pre-approvals of non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

/S/ Tom Kubota	March 28, 2008
Tom Kubota, President and Director

/S/ Frank R. Hough	March 28, 2008
Frank R. Hough, Chief Financial Officer

/S/ David Wang	March 28, 2008
David Wang, Director

/S/ Thomas Iwanski	March 28, 2008
Thomas Iwanski