Form 10-Q
period 2008-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2008-05-15
CIK 1138476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 000-50009

PACIFIC HEALTH CARE ORGANIZATION, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0285238
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21 Toulon
Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

(949) 721-8272
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller public company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)                                                                                              Yes ☐     No ☒

As of May 6, 2008, the registrant had 15,427,759 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1. Financial Information
Pacific Health Care Organization, Inc.
Balance Sheets
ASSETS
	March 31, 2008 (Unaudited)	December 31, 2007
Current Assets
Cash	$496,585	$419,416
Accounts receivable, net of allowance of $20,000	204,500	224,046
Deferred tax asset	15,474	14,510
Prepaid state income tax	900	300
Prepaid expenses	41,599	50,283
Total Current assets	759,058	708,555

Property and equipment, net (note 4)
Computer equipment	60,922	60,922
Furniture & fixtures	24,766	24,766
Total property & equipment	85,688	85,688

Less: accumulated depreciation	(85,688)	(84,857)

Net property & equipment	-	831

Total assets	$759,058	$709,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$25,855	$14,019
Accrued expenses (note 8)	145,729	110,248
Tax payable	32,049	10,051
Unearned reveue	26,331	91,382
Total current liabilities	229,964	225,700
Total liabilities	229,964	225,700

Commitment and Contingencies

Shareholders' Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $0.001 par value; 15,427,759 shares issued and outstanding	15,428	15,428
Additional paid-in capital	610,007	610,007
Accumulated (deficit)	(96,341)	(141,749)
Total stockholders' equity	529,094	483,686

Total liabilities and stockholders' equity	$759,058	$709,386

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Statements of Operations
(Unaudited)
	For three months ended March 31,
	2008	2007
Revenues:
HCO fees	$278,551	$186,223
MPN fees	187,392	156,666
Other	127,724	61,430
Total revenues	593,667	404,319

Expenses:
Depreciation	831	2,385
Consulting fees	65,030	45,892
Salaries & wages	177,072	154,287
Professional fees	82,381	56,524
Insurance	30,728	24,713
Employment enrollment	18,000	17,400
Data maintenance	64,355	89,296
General & administrative	77,746	65,226

Total expenses	516,143	455,723

Income (loss) from operations	77,524	(51,404)

Other income:
Interest income	992	281
Total other income	992	281

Income (loss) before taxes	78,516	(51,123)

Income tax provision (benefit)	(33,108)	(6,762)

Net income (loss)	$45,408	$(44,361)

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$45,408	$(44,361)
Adjustments to reconcile net income (loss) to net cash:
Depreciation	831	2,385
Changes in operating assets & liabilities
Decrease in accounts receivable	19,546	62,211
(Increase) decrease in income tax receivable	-	(5,268)
Increase in deferred tax asset	(964)	(3,194)
(Increase) decrease in prepaid state income tax	(600)	1,600
(Increase) decrease in prepaid expenses	8,684	(4,101)
Increase (decrease) in accounts payable	11,836	(5,127)
Increase in accrued expenses	35,481	24,613
Increase (decrease) in tax payable	21,998	100
Increase (decrease) in unearned revenue	(65,051)	16,578
Net cash provided by (used in) operating activities	77,169	45,436

Cash Flows from Investing Activities
Net cash used by investing activities	-	-

Cash Flows from Financing Activities
Net cash used by financing activities	-	-

Increase in cash	77,169	45,436

Cash at beginning of period	419,416	273,058
Cash at end of period	$496,585	$318,494

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Taxes	10,051	73,222

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2008

NOTE 1 - CORPORATE HISTORY

Pacific Health Care Organization, Inc. was incorporated under the laws of the State of Utah, on April 17, 1970 under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc. (PHCO), on January 31, 2001.  On February 26, 2001, we acquired Medex Healthcare, Inc. (Medex), a California corporation organized March 4, 1994, in a share for share exchange.  Medex is a wholly-owned subsidiary of the Company.  Medex is in the business of managing and administering Health Care Organizations (HCOs) and Medical Provider Network (MPNs) in the state of California.  On August 14, 2001, we formed Workers Compensation Assistance, Inc. as a wholly-owned subsidiary of the Company.  In January 2008, Workers Compensation Assistance, Inc. changed its name to Industrial Resolutions Coalition, Inc. (IRC)  IRC is in the business of creating legal agreements for the implementation of Workers’ Compensation Carve-Outs for California employers with collective bargaining units.

Medex Healthcare, Inc.

HCOs are networks of medical providers established to serve the Workers’ Compensation industry.  In the original legislation establishing HCOs, the California legislature mandated that if an employer contracts services from an HCO, the injured workers must be given a choice between at least two HCOs. To be competitive, our wholly owned subsidiary, Medex, recognized early on that it was necessary to have two HCO certifications. Instead of aligning with a competitor, Medex elected to go through the lengthy applications process with the California Department of Industrial Relations (DIR) twice to obtain licensure for and to operate two separate HCOs.  While there is no longer a statutory requirement to offer two HCOs to employers, Medex continues to retain its two certifications. As such, employer clients have the option of offering one or two HCOs to their employees.  Medex believes its ability to offer two HCOs gives potential clients greater choice, which is favored by a number of employers, especially those with certified bargaining units.

Through the two licensed HCOs Medex offers injured workers a choice. One is to enroll in an HCO with a network managed by primary care providers requiring a referral to specialists. Or the second choice is to enroll in an HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

The two HCO certifications that Medex currently holds cover the entire state of California, where medical and indemnity costs associated with Workers’ Compensation in the state California are in the billions of dollars annually.  Our two HCOs utilize a network of over 3,200 contracted providers and clinics, as well as, hospitals, pharmacies, rehabilitation centers and other ancillary services making our HCOs capable of providing comprehensive medical services throughout this region.  We are continually developing the network based upon the nominations of new clients and the approvals of their claims’ administrators.  Provider credentialing is performed by Medex.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2008
NOTE 1 - CORPORATE HISTORY – (Continued)

Medex, by virtue of its continued certification as an HCO, is statutorily deemed to be qualified as an approved MPN.  A significant number of employer clients have availed themselves of the MPN.  Others utilize the provisions of the HCO program, while others will use both in conjunction with each other.

The Company maintains ongoing discussions with insurance brokers, carriers, third party administrators, managed care organizations and representatives of self-insured employers, both as partners and potential clients.  Based on potential cost savings to employers and the approximately fourteen million workers eligible for our services, the Company expects that employers will continue to sign contracts with the Company to retain the Company’s services. The amounts the Company charges employers per enrollee may vary based upon factors such as employer history and exposure to risk; for instance, a construction company would likely pay more than a payroll service company.  In addition, employers who have thousands of enrollees are more likely to get a discount than employers with fewer employees.

Because the Company contracts with medical providers, who own their own medical equipment such as x-ray machines, the Company does not typically incur large capital expenditures.  The Company does, however, incur fixed costs such as liability insurance and other usual costs of running a business.

Industrial Resolutions Coalition, Inc.

In 2001 we incorporated Workers Compensation Assistance, Inc., as a wholly-owned subsidiary, with the intent of pursuing other opportunities in the workers’ compensation field.  Toward the end of 2007 we identified a business opportunity within the workers’ compensation field that we are pursuing.  Through IRC, formerly known as Workers Compensation Assistance, Inc., we are in the business of creating legal agreements for the implementation of Workers’ Compensation Carve-Outs for California employers with collective bargaining units, and the administration of such programs within the statutory and regulatory requirements.

Because we already have established health care networks, we considered pursuing this market directly through Medex.  Workers’ unions, however, have historically been opposed to HCO programs.  Medex has been largely unable to place its services into employers with union participation in both the private and public sectors.  The reason for this has been the requirement in the HCO statute (LC 4600.3) that the unions authorize the use of the HCO program.  Unions have been opposed to authorizing the use of HCO programs because the HCO program is selected by the employer with no input whatsoever from labor participants.  The major unions, especially those involved in schools and governmental entities (municipalities, etc.), have historically refused to allow employers to implement the HCO.  All the unions in the California Labor Federation have also refused to participate in HCO programs. The same objections have been raised regarding the use of the MPN, i.e., no input from labor representatives.  For these reasons, we believe there is a market available to IRC that Medex has been unable to exploit.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2008
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

E.   Net Earnings (Loss) Per Share of Common Stock (unaudited)

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2008
NOTE 2 - Significant Accounting Policies (continued)

	For the Three Months Ended
	March 31,
	2008	2007
Basic Earnings per share:
Income (loss) (numerator)	$45,408	$(44,361)
Shares (demoninator)	15,427,759	15,427,759
Per share amount	$.00	$(.00)

Fully Diluted Earnings per share:
Income (loss) (numerator)	$45,408	$(44,361)
Shares (demoninator)	15,427,759	15,427,759
Per share amount	$.00	$(.00)

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

H.   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its’ wholly - owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2008
NOTE 2 - Significant Accounting Policies (continued)

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

L.   Capital Structure

The Company has two classes of stock.  Preferred stock, 5,000,000 shares authorized, zero issued.  Voting rights and liquidation preferences have not been determined. The Company also has voting common stock of 50,000,000 shares authorized, with 15,427,759 shares issued and outstanding.  No dividends were paid in the three months ended March 31, 2008 and 2007, nor in any prior period.

M.   Stock-Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of Financial Accounting Standards No. 123 (Revised 2004), “Accounting for Stock-Based Compensation” (SFS123[R]). This standard requires the Company to record compensation expense using the Black-Scholes pricing model.

N.   Trade Receivables

The Company, in the normal course of business, extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  At the three months ended March 31, 2008, a $20,000 general reserve for balances over 90 days past due has been established.

The percentages of the major customers to total accounts receivable for the three months ended March 31, 2008 (unaudited) are as follows:

Customer A	37%
Customer B	15%

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2008

NOTE 3 - New Technical Pronouncements

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES – INCLUDING AN AMMENDMENT OF FASB STATEMENT NO.115. This statement’s objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS – AN AMENDMENT OF ARB NO. 51. This statement’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

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

In March 2008, the FASB issued SFAS No.161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES—AN AMENDMENT OF FASB STATEMENT NO. 133. This statement’s objective is intended to enhance the current disclosure framework in statement 133. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. The adoption of SFAS 161 did not have an impact on the Company’s financial statements.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2008
NOTE 4 - Fixed Assets

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is three and seven years for office equipment, and furniture and fixtures, respectively. Scheduled below are the assets, costs and accumulated depreciation at March 31, 2008 (unaudited) and December 31, 2007.

	Cost		Depreciation Expense		Accumulated Depreciation
	For the Three Months Ended	For the Year Ended	For the Three Months Ended	For the Year Ended	For the Three Months Ended	For the Year Ended
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Assets
Computer Equipment	$60,922	$60,922	$-	$-	$60,922	$60,922
Furniture & Fixtures	24,766	24,766	831	9,540	24,766	23,935

Totals	$85,688	$85,688	$831	$9,540	$85,688	$84,857

NOTE 5 - Income Taxes

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 (“SFAS No. 109”) “Accounting for Income Taxes.”  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the three months ended March 31, 2008 and the year ended December 31, 2007 consisted of the following:

	2008	2007
	(unaudited)
Current:
Federal	$29,704	$77,673
State	4,368	3,270
Deferred:
Federal	(840)	230
State	(124)	(125)
Total tax (benefit)	$33,108	$81,048

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at March 31, 2008 and December 31, 2007 are as follows:

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2008
NOTE 5 - Income Taxes (continued)

	2008	2007
Net operating loss	$-	$-
Depreciation
Federal	795	880
State	117	130
Reserve for bad debts
Federal	6,770	6,770
State	1,030	1,030
Vacation accrual
Federal	5,894	4,970
State	867	730
Charitable contribution	-	-
Deferred tax asset	$15,473	$14,510

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2008	2007
Expense at federal statutory rate	$26,695	$66,273
State tax effects	4,367	3,495
Non deductible expenses	2,169	11,400
Taxable temporary differences	925	2,250
Deductible temporary differences	(85)	(2,475)
Deferred tax asset valuation increase	(963)	105
Income tax (benefit)	$33,108	$81,048

NOTE 6 - Operating Leases

The Company leases 3,504 square feet of office space at 5150 East Pacific Coast Highway, Long Beach, California 90804 that terminates in February 2011.  The current monthly lease payment on this office space is $7,435 per month with 3% annual increases in each subsequent year, resulting in monthly lease payment of $7,887 at the expiration of the lease.  The space the Company is leasing is sufficiently large to accommodate all of its administrative needs. Also the Company leases approximately 600 square feet of office space in Newport Beach, California on a month to month basis.

Total Lease Commitments:	Year	Amount
	2008	$66,809
	2009	91,450
	2010	94,196
	Thereafter	15,776
	Total	$268,231

Rent expense for the three months ended March 31, 2008 and March 31, 2007 was $25,575 and $24,834, respectively.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2008
NOTE 7 - Major Customers

The Company had two customers who, accounted for 10 percent, or more of the Company’s total revenues during the three months ended March 31, 2008 and three customers in the year ended December 31, 2007.  The percentages of total revenues for the three months ended March 31, 2008 and the year ended December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
	(unaudited)
Customer A	20%	15%
Customer B	16%	13%
Customer C	-	11%

NOTE 8 - Accrued and Other Liabilities

	March 31, 2008	December 31, 2007
Accrued liabilities consist of the following:	(unaudited)
Employment Enrollment Fees	$88,394	$70,394
Compensated Absences	17,335	14,614
Legal Fees	22,000	4,000
Other	18,000	21,240
Total	$145,729	$110,248

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2008
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

2002 Stock Option Plan	Number of Shares	Weighted Average Exercise Price

Outstanding, January 1, 2007	66,250	$.05
Granted	-	-
Exercised	-	-
Expired Unexercised	(66,250)	-
Outstanding, December 31, 2007	-	$-
Exercisable, December 31, 2007	-	$-

Outstanding, January 1, 2008	-	$-
Granted	-	-
Exercised	-	-
Expired Unexercised	-	-
Outstanding, March 31, 2008	-	$-
Exercisable, March 31, 2008	-	$-

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2008
NOTE 10- Stock Option Agreement

On April 20, 2004, the board of directors agreed to a stock option agreement with an officer of the Company, effective as of October 11, 2004.  The agreement called for the grant of 350,000 options that vest and are exercisable as follows: 100,000 the first year, with an exercise price of $.05; 100,000 the second year, with an exercise price of $.10; and 150,000 the third year, with an exercise price of $.20.  The options expired October of 2007.

2004 Stock Option Agreement	Number of Shares	Weighted Average Exercise Price

Outstanding, January 1, 2007	-	$-
Granted	350,000	.68
Exercised	-	-
Canceled	(350,000)	-
Outstanding, December 31, 2007	-	$-
Exercisable, December 31, 2007	-	$-

Outstanding, January 1, 2008	-	$-
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding, March 31, 2008	-	$-
Exercisable, March 31, 2008	-	$-

NOTE 11 - Unaudited Information

The financial statement for the three months ended March 31, 2008 and 2007 were taken from the books and records of the Company without audit.  However, such information reflects all adjustments, which are in the opinion of management, necessary to properly reflect the results of the three months ended March 31, 2008 and 2007, and are of a normal, recurring nature.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

NOTE 12 – Subsequent Events

The Company held a Special Meeting of Stockholders on April 11, 2008 in which the shareholders voted on the proposal to amend the Company’s Article of Incorporation to effect a 1 for 50 reverse split of our common stock, with a cash-out of all resulting fractional shares followed by a 2.5 for 1 forward split of our common stock. The Company did incur a significant cost in legal, proxy notification and mailing.

Item 2.   Management’s Discussion and Analysis of Financial Statements and Results of Operations

Overview

For many years, workers’ compensation costs in California have been high. Since 1993, the legislature in California has enacted various laws designed to introduce alternatives to the traditional model of worker’s compensation aimed at controlling costs by giving employers greater control over the medical treatment of injured workers for a longer period of time.

Under the traditional model of workers’ compensation insurance coverage, the employer controls the selection of the medical provider for the first 30 days after the injury is reported.  Thereafter the employee chooses the treating physician and the employer has no further control over the treatment of the patient.

In 1993 the California legislature passed a bill that established Health Care Organizations.  An HCO is a network of health care professionals specializing in the treatment of workplace injuries and in back-to-work rehabilitation and training.  The benefit of the HCO to an employer is two-fold.  First, the employer is able to control the medical treatment of the injured employee for 90 to 180 days rather than just during the first 30 days.  Second, the HCO provides the employer a network of trained providers to which it can refer its injured employees who specialize in treating injured workers.

Under the HCO guidelines, all HCOs are required to collect from each enrolled employer annual fees that are passed on to the California Division of Workers’ Compensation (“DWC”).  These fees collected include an annual fee per employee enrolled in the HCO at the end of the calendar year.  The HCO guidelines also impose certain data reporting requirements on the HCO and annual enrollment notice delivery requirements.  These requirements increase the administrative costs of an HCO.

In 2004, the California legislature enacted new laws that created MPNs.  Like an HCO, an MPN is a network of health care professionals, but MPN networks are not required to have the same level of medical expertise in treating employees’ work place injuries.  Under an MPN program, the employer dictates which physician the injured employee will see for the initial visit.  Thereafter, the employee can choose to treat with any physician within the MPN network, but he can only obtain treatment from physicians within the MPN network.

By virtue of our continued certification as an HCO, we were statutorily deemed to be qualified as an approved MPN on January 1, 2005.  As a licensed HCO and MPN, we are able to offer our clients an HCO program, an MPN program and a combination of the HCO and MPN programs.  Under this combination model, an employer can enroll its employees in the HCO program, then prior to the expiration of the 90 or 180 day treatment period under the HCO program, the employer can enroll the employee into the MPN program.  This allows employers to take advantage of both programs.  To our knowledge, we are currently the only entity that offers both programs together.

Unlike HCOs, MPNs are not assessed the annual enrollee fee that must be paid to the DWC.  MPNs have far fewer data reporting obligations and no annual enrollment notice delivery requirements.  MPN’s are only required to provide an enrollment notice at the time the employee first joins the MPN and a second notice at the time the employee suffers a workplace injury.  We experienced small increases in both HCO and MPN enrollment during the three months ended March 31, 2008.

         The following information contained in this analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related disclosures.

Liquidity and Capital Resources

           As of March 31, 2008, we had cash on hand of $496,585 compared to $419,416 at December 31, 2007.  The $77,169 increase in cash on hand is the result of increased revenues of operations, accounts payable and accrued expenses and decreased accounts receivables, which were only partially offset by decreased unearned revenue.  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.  We do not anticipate needing to find other sources of capital at this time.

In addition to focusing on expanding our current business, we continue to investigate other potential business acquisitions based on, among other criteria, the economics of any deal and subsequent projected future cash flow that have the ability to increase shareholder value.  If we expand our business via an acquisition or otherwise, or if our revenues are less than anticipated, we may need to find other sources of capital to continue operations.  Most likely we would seek additional capital in the form of debt and/or equity.  While we believe we are capable of raising additional capital, there is no assurance that we will be successful in locating other sources of capital on favorable terms or at all.

Results of Operations

Comparison of the three months ended March 31, 2008 and 2007

Revenue

The total number of employee enrollees increased 33% during three months ended March 31, 2008 compare to March 31, 2007. Total revenues increased 47% to $593,667.

HCO Fees

During the three months ended March 31, 2008, we had approximately 234,000 total enrollees.  This was made up of approximately 73,000 HCO enrollees and 161,000 MPN enrollees.  By comparison during the three months ended March 31, 2007 we had approximately 176,000 enrollees, including approximately 62,000 HCO enrollees and approximately 114,000 MPN enrollees.  The 18% increase in HCO enrollees is the result of adding new HCO customers and existing HCO customers increasing their number of enrollees. The 41% increase in our MPN enrollees is the result of an increase in new customers and existing customers increasing their number of enrollees.

The 18% increase in HCO enrollment during the three months ended March 31, 2008, resulted in a 50% increase in revenue from HCO fees.  The increased revenue is attributable to increased employee enrollment and re-notification of existing clients. Based on a review of the expiration dates of current contracts with our existing HCO clients and our experience over the past year, we anticipate that during fiscal 2008 we will experience a 10% increase in total HCO enrollment with a 13% increase in HCO revenue.

MPN Fees

During the three months ended March 31, 2008 we realized a 41% increase in MPN enrollment compared to the three months ended March 31, 2007.  This growth in enrollment was largely attributable to a significant increase in enrollment by one of our major existing clients.  Because of differing terms of payment, unbundling of services, price competition and similar factors as compared to the contracts in place in 2007, this 41% increase in enrollment led to a 20% increase in MPN fees during the quarter.  We expect the significant increase in enrollment in the first quarter 2008, however, will continue to effect MPN fees throughout the balance of the 2008 fiscal year and should result in a projected 20% annual increase in MPN revenue in the 2008 fiscal year. We do not anticipate significant additional increases in MPN enrollment throughout the remainder of 2008.

Other Revenue

During the three months ended March 31, 2008, other revenue increased 108% to $127,724 from $61,430 for the three months ended March 31, 2007.  The primary component of other revenue is nurse case management.  We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services and program administration fees.  We anticipate approximately 100% growth in other revenue by the end of fiscal 2008.

We expect the aforementioned 50% increase in HCO revenues, a 20% increase in MPN revenues and a 108% increase in other revenues to result in an overall increase in total revenue of approximately 33% in 2008.

Expenses

Total expenses increased 12% during the three months ended March 31, 2008 compared to 2007. We expect total expenses to be approximately 13% higher during the 2008 fiscal year, primarily as a result of IRC start up expenses and additional professional and other fees associated with the pending reverse and forward splits of our outstanding common stock.

Consulting Fees

During the three months ended March 31, 2008, consulting fees increased to $65,030 from $45,892 during the three months ended March 31, 2007.  This increase in consulting fees was primarily due to contracting with an additional nurse case manager and a consultant to IRC. We anticipate that consulting fees will continue to be higher throughout 2008 as we grow our nurse case management department and IRC.

Salaries and Wages

Salaries and wages increased $177,072 or 15% during the three months ended March 31, 2008.  The increase in salaries & wages is due to hiring of Vice President of Marketing and a Chief Financial Officer. We expect salaries and wages to be approximately 10% higher in 2008 as a result of these hirings.

Professional Fees

For the three months ended March 31, 2008, we incurred professional fees of $82,381 compared to $56,524 during the three months ended March 31, 2007.  This 46% increase in fees is the result of increased legal fees associated with the pending reverse and forward splits of our common stock.  We expect professional fees to be about 29% higher in 2008, as compared to 2007.

Insurance

During the three months ended March 31, 2008, we incurred insurance expenses of $30,728, a $6,015 increase over the prior year three months.  The increase in 2008 is primarily due to an increase in health insurance premiums and additional employees in the program. We expect insurance expenses to increase approximately 8% during 2008.

Employment Enrollment

Employment enrollment increased $600 to $18,000 during the three months ended March 31, 2008, compared to the three months ended March 31, 2007.  As an HCO, we are required to pay a fee to the State of California – Division of Workers’ Compensation (DWC) for each person enrolled at the end of the calendar year in our HCO program.  Because employee enrollment expenses are not determined until year end, we accrue expense during the year based on our estimation of what enrollment will be at year end. We anticipate that employee enrollment will be higher at December 31, 2008 than it was at December 31, 2007 due to more HCO enrolled employees.

Data Maintenance

Under regulations applicable to HCOs and MPNs we are required to comply with certain data reporting and document delivery obligations.  We currently contract out much of these data reporting and document delivery obligations to third parties.  The costs we incur to meet these requirements are reflected in our financial statements as “data maintenance.”

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

During three months ended March 31, 2008 we experienced an 18% increase in HCO enrollment and a 41% increase in MPN enrollment, resulting in an overall enrollment increase of 33%.  Data maintenance fees decreased 28% during the three months ended March 31, 2008.  The decrease in data maintenance fees is primarily attributable to lower data maintenance costs associated with the renewal of MPN enrollees and lower prices negotiated with third party service providers.  We expect data maintenance fees will be lower throughout 2008 as compared to 2007.

General and Administrative

General and administrative expenses increased 19% to $77,746 during the three months ended March 31, 2008.  This increase in general & administrative expense was attributable to increases in marketing expenses and general price increases in supplies and services purchased. We expect general and administrative expenses will be higher for the year ended, December 31, 2008 as compared to the year ended, December 31, 2007.

Net Income(Loss)

During the three months ended March 31, 2008, total revenues were $593,667.  This increase in total revenues was slightly offset by the 12% increase in total expenses resulted in income from operations of $83,587 compared to loss from operations of $51,404 during three months ended March 31, 2007.  Correspondingly, we realized a net profit of $45,408 for the three months ended March 31, 2008, compared to net loss of $44,361 during the three months ended March 31, 2007.  In 2008, we anticipate a projected 30% increase in consulting fees, a 10% increase in salaries and wages, and an 8% increase in professional fees and insurance. This will be partially offset by an anticipated 15% decrease in data maintenance which will result in a 5% increase in total expenses in 2008.  We expect this 5% increase in total expenses will be offset by the projected 11% increase in total revenue which will result in an increase in net income for the 2008 fiscal year.

Cash Flow

During the three months ended March 31, 2008 cash was primarily used to fund operations. We had a net increase in cash of $77,169 during the three months ended March 31, 2008 as compared to March 31, 2007.  See below for additional discussion and analysis of cash flow.

	For the three months ended March 31,
	2008 (unaudited)	2007 (unaudited)

Net cash provided by (used in) operating activities	$77,169	$45,436
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-

Net Change in Cash	$77,169	$45,436

During the three months ended March 31, 2008, net cash provided by operating activities was $77,169, compared to net cash provided by operating activities of $45,436 during the three months ended March 31, 2007.  As discussed herein we realized net income from operations of $45,408 during the three months ended March 31, 2008, compared to a net loss of $44,361 during the three months ended March 31, 2007.

We did not engage in investing or financing activities during the three months ended March 31, 2008 or 2007.

Summary of Material Contractual Commitments

	Payment Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating Leases	$268,231	$66,809	$185,646	$15,776	$-
Total	$268,231	$66809	$185,646	$15,776	$-

Off-Balance Sheet Financing Arrangements

As of March 31, 2008 we had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

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

           In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS – AN AMENDMENT OF ARB NO. 51. This statement’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

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

           In March 2008, the FASB issued SFAS No.161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES—AN AMENDMENT OF FASB STATEMENT NO. 133. This statement’s objective is intended to enhance the current disclosure framework in statement 133. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. The adoption of SFAS 161 did not have an impact on the Company’s financial statements.

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

Forward Looking Information and Cautionary Statement

We note that certain statements set forth in this Quarterly Report on Form 10-Q which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact our actual results of operations. We face many risks and uncertainties, many of which are beyond our control, including but not limited to: economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations and retention of key employees; delays, reductions, or cancellations of contracts previously entered with the Company.  Readers should consider all of these risk factors as well as other information contained in this Report.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control

There was no change in our internal control over financial reporting during the three months ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 4.                            Submission of Matters to a Vote of Security Holders

On April 11, 2008, we held a special meeting of stockholders.  At the special meeting, stockholders were asked to vote on a proposal to amend the Articles of Incorporation of the Company to effect a one (1) share for fifty (50) shares reverse split of our issued and outstanding common stock.  In the reverse split no shareholder holding at least fifty (50) pre-reverse split shares would be reduced below forty (40) post-reverse split shares, with all resulting fractional shares being cashed out.  Following the reverse split and cash out, we would effect a two and one-half (2.5) shares for one (1) share forward split of our issued and outstanding common stock, with all resulting fractional shares being rounded to the next whole share.  The forward split would be payable upon surrender of old certificates.

           The number of shares outstanding and entitled to vote upon these matters was 15,427,759.  The number of shares represented at the special meeting of stockholders, present or by proxy was 12,891,855.  12,365,710 shares voted in favor of the proposed reverse and forward splits, 394,516 shares voted against such action and 379 shares abstained from voting.

On April 25, 2008 we filed Articles of Amendment to the Articles of Incorporation of Pacific Health Care Organization, Inc. with the State of Utah to effect the reverse and forward splits described above.  The description of these Articles of Amendment to the Articles of Incorporation of Pacific Health Care Organization, Inc. in this report are summaries and are qualified in their entirety by the terms of the Articles of Amendment to the Articles of Incorporation of Pacific Health Care Organization, Inc., included therein.

We are currently working with our transfer agent and NASDAQ OMX to schedule an effective date for the reverse and forward splits.

Item 6.   Exhibits

 Exhibits.  The following exhibits are included as part of this Quarterly Report:

Exhibit Number	Title of Document

Exhibit 3.1	Articles of Amendment to Articles of Incorporation of Pacific Health Care Organization, Inc. dated April 25, 2008

Exhibit 3.2	Articles of Amendment to Articles of Incorporation of Pacific Health Care Organization, Inc. dated April 25, 2008

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: May 15, 2008	By:	/s/ Tom Kubota
Tom Kubota, Chief Executive Officer

Date: May 15, 2008	By:	/s/ Frank Hough
Frank Hough, Chief Financial Officer