Form 10-Q
period 2008-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2008-08-14
CIK 1138476

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.           Yes [X]   No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller public company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)          Yes ☐   No ☒

As of August 11, 2008, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1. Financial Information
Pacific Health Care Organization, Inc.
Balance Sheets

ASSETS
	June 30, 2008 (Unaudited)	December 31, 2007
Current Assets
Cash	$568,062	$419,416
Accounts receivable, net of allowance of $20,000	228,005	224,046
Deferred tax asset	16,597	14,510
Prepaid income tax	20,920	300
Prepaid expenses	50,578	50,283
Total Current Assets	884,162	708,555

Property and equipment, net (note 4)
Computer equipment	60,922	60,922
Furniture & fixtures	24,766	24,766
Total property & equipment	85,688	85,688

Less: accumulated depreciation	(85,688)	(84,857)

Net property & equipment	-	831

Total assets	$884,162	$709,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$-	$14,019
Accrued expenses (note 8)	159,907	110,248
Income tax payable	69,644	10,051
Unearned revenue	77,424	91,382
Total current liabilities	306,975	225,700
Total liabilities	306,975	225,700

Commitments and Contingencies	-	-

Shareholders' Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $0.001 par value; 802,424 shares issued and outstanding (note 12)	802	802
Additional paid in capital (note 12)	623,628	624,633
Accumulated (deficit)	(47,243)	(141,749)
Total stockholders' equity	577,187	483,686

Total liabilities and stockhodlers' equity	$884,162	$709,386

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Statements of Operations
(Unaudited)

	For three months ended		For six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
HCO fees	$295,467	$273,811	$574,018	$460,034
MPN fees	148,016	166,674	335,408	323,340
Other	146,319	75,884	274,043	137,314
Total revenues	589,802	516,369	1,183,469	920,688

Expenses:
Depreciation	-	2,385	831	4,770
Consulting fees	59,810	52,075	124,840	97,967
Salaries & wages	190,530	149,350	367,602	303,637
Professional fees	76,144	29,639	158,525	86,163
Insurance	26,339	26,999	57,067	51,712
Employment enrollment	18,000	17,400	36,000	34,800
Data maintenance	62,418	64,706	126,773	154,002
General & administrative	71,747	61,261	149,493	126,488

Total expenses	504,988	403,815	1,021,131	859,539
Income from operations	84,814	112,554	162,338	61,149

Other income:
Interest income	756	329	1,748	610
Total other income	756	329	1,748	610

Income before taxes	85,570	112,883	164,086	61,759

Income tax provision	36,472	34,472	69,580	27,710

Net income	$49,098	$78,411	$94,506	$34,049

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$94,506	$34,049
Adjustments to reconcile net income to net cash:
Depreciation	831	4,770
Changes in operating assets & liabilities
(Increase) decrease in accounts receivable	(3,959)	11,256
Increase in deferred tax asset	(2,087)	(962)
Increase in prepaid income tax	(20,620)	(3,668)
Increase in prepaid expenses	(295)	(3,689)
Decrease in accounts payable	(14,019)	(2,713)
Increase in accrued expenses	49,659	7,286
Increase (decrease) in income tax payable	59,593	28,340
Increase (decrease) in unearned revenue	(13,958)	9,563
Net cash provided by (used in) operating activities	149,651	84,232

Cash Flows from Investing Activities
Cash-out of fractional shares of common stock	(1,005)	-
Net cash used by investing activities	(1,005)	-

Cash Flows from Financing Activities
Net cash used by financing activities	-	-

Increase in cash	148,646	84,232

Cash at beginning of period	419,416	273,058
Cash at end of period	$568,062	$357,290

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Taxes	32,594	27,710

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2008

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

Through its two licensed HCOs, Medex offers injured workers a choice. One is to enroll in an HCO with a network managed by primary care providers requiring a referral to specialists. The second choice is to enroll in an HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

The two HCO certifications that Medex currently holds cover the entire state of California, where medical and indemnity costs associated with Workers’ Compensation in the state California are in the billions of dollars annually.  The Company’s two HCOs utilize a network of over 3,200 contracted providers and clinics, as well as, hospitals, pharmacies, rehabilitation centers and other ancillary services making its HCOs capable of providing comprehensive medical services throughout this region.  The Company is continually developing its networks based upon the nominations of new clients and the approvals of their claims’ administrators.  Provider credentialing is performed by Medex.

Medex, by virtue of its continued certification as an HCO, is statutorily deemed to be qualified as an approved MPN.  A significant number of employer clients have availed themselves of the MPN.  Others utilize the provisions of the HCO program, while others will use both in conjunction with each other.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2008

NOTE 1 - Corporate History (continued)

The Company maintains ongoing discussions with insurance brokers, carriers, third party administrators, managed care organizations and representatives of self-insured employers, both as partners and potential clients.  Based on potential cost savings to employers and the approximately fourteen million workers eligible for its services, the Company expects that employers will continue to sign contracts with the Company to retain its services. The amount the Company charges employers per enrollee may vary based upon factors such as employer history and exposure to risk; for instance, a construction company would likely pay more than a payroll service company.  In addition, employers who have thousands of enrollees are more likely to get a discount than employers with fewer employees.

Because the Company contracts with medical providers, who own their own medical equipment such as x-ray machines, the Company does not typically incur large capital expenditures.  The Company does, however, incur fixed costs such as liability insurance and other usual costs of running a business.

Industrial Resolutions Coalition, Inc.

In 2001 we incorporated Workers Compensation Assistance, Inc., as a wholly-owned subsidiary, with the intent of pursuing other opportunities in the workers’ compensation field.  Toward the end of 2007 the Company identified a business opportunity within the workers’ compensation field.  Through IRC, formerly Workers Compensation Assistance, Inc., the Company is in the business of creating legal agreements for the implementation of Workers’ Compensation Carve-Outs for California employers with collective bargaining units, and the administration of such programs within the statutory and regulatory requirements.

Because the Company already has established health care networks, it considered pursuing this market directly through Medex.  Workers’ unions, however, have historically been opposed to HCO programs.  Medex has been largely unable to place its services into employers with union participation in both the private and public sectors.  The reason for this has been the requirement in the HCO statute (LC 4600.3) that the unions authorize the use of the HCO program.  Unions have been opposed to authorizing the use of HCO programs because the HCO program is selected by the employer with no input whatsoever from labor participants.  The major unions, especially those involved in schools and governmental entities (municipalities, etc.), have historically refused to allow employers to implement the HCO.  All the unions in the California Labor Federation have also refused to participate in HCO programs. The same objections have been raised regarding the use of the MPN, i.e., no input from labor representatives.  For these reasons, the Company believes there is a market available to IRC that Medex has been unable to exploit.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2008

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2008

NOTE 2 - Significant Accounting Policies (continued)

	For the Six Months Ended
	June 30,
	2008	2007
Basic Earnings per shares:
Income (loss) (numerator)	$94,506	$34,049
Shares (denominator)	802,424	802,424
Per share amount	$.11	$.04

Fully Diluted Earnings per share:
Income (loss) (numerator)	$94,506	$34,049
Shares (denominator)	802,424	802,424
Per share amount	$.11	$.04

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

I.   Fair Value of Financial Instruments

The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value are based on their effective interest rates compared to current market prices.

J.   General and Administrative Costs

General and administrative expenses include fees for office space, compensated absences, travel expenses and entertainment costs.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2008

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

L.   Capital Structure

The Company has two classes of stock.  Preferred stock, par value $.001, 5,000,000 shares authorized, zero issued.  Voting rights and liquidation preferences have not been determined. The Company also has voting common stock, par value $.001, of 50,000,000 shares authorized, with 802,424 shares issued and outstanding.  No dividends were paid in the six months ended June 30, 2008 and 2007, nor in any prior period.

M.   Stock-Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of Financial Accounting Standards No. 123 (Revised 2004), “Accounting for Stock-Based Compensation” (SFS123[R]). This standard requires the Company to record compensation expense using the Black-Scholes pricing model.

N.   Trade Receivables

The Company, in the normal course of business, extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  At the six months ended June 30, 2008, a $20,000 general reserve for balances over 90 days past due has been established.

The percentages of the major customers to total accounts receivable for the six months ended June 30, 2008 (unaudited) are as follows:

Customer A	22%
Customer B	13%
Customer C	11%

NOTE 3 - New Technical Pronouncements

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES – INCLUDING AN AMMENDMENT OF FASB STATEMENT NO.115. This statement’s objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2008

NOTE 3 - New Technical Pronouncements (continued)

long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

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

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of SFAS No. 162 did not have an impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS—AN INTERPRETATION OF FASB STATEMENT NO. 60.  This statement was issued because diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  The adoption of SFAS No. 163 does not have an impact on the Company’s consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2008

NOTE 4 - Fixed Assets

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is three and seven years for office equipment, and furniture and fixtures, respectively. Scheduled below are the assets, costs and accumulated depreciation at June 30, 2008 (unaudited) and December 31, 2007.

	Cost		Depreciation Expense		Accumulated Depreciation
	For the Six Months Ended	For the Year Ended	For the Six Months Ended	For the Year Ended	For the Six Months Ended	For the Year Ended
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Assets
Computer Equipment	$60,922	$60,922	$-	$-	$60,922	$60,922
Furniture & Fixtures	24,766	24,766	831	9,540	24,766	23,935

Totals	$85,688	$85,688	$831	$9,540	$85,688	$84,857

NOTE 5 - Income Taxes

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 (“SFAS No. 109”) “Accounting for Income Taxes.”  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the six months ended June 30, 2008 and the year ended December 31, 2007 consisted of the following:

	2008	2007
	(unaudited)
Current:
Federal	$62,480	$77,673
State	9,187	3,270
Deferred:
Federal	(1,820)	230
State	(267)	(125)
Total tax	$69,580	$81,048

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at June 30, 2008 and December 31, 2007 are as follows:

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2008

NOTE 5 - Income Taxes (continued)

	2008	2007
Net operating loss	$-	$-

Depreciation
Federal	795	880
State	117	130
Reserve for bad debts
Federal	6,770	6,770
State	1,030	1,030
Vacation accrual
Federal	6,875	4,970
State	1,010	730
Charitable contribution	-	-

Deferred tax asset	$16,597	$14,510

 The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2008	2007
Expense at federal statutory rate	$55,790	$66,273
State tax effects	9,186	3,495
Non deductible expenses	4,870	11,400
Taxable temporary differences	1,906	2,250
Deductible temporary differences	(85)	(2,475)
Deferrred tax assets valuation increase	(2,087)	105
Income tax (benefit)	$69,580	$81,048

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

Total Lease Commitments:	Year	Amount
	2008	$44,610
	2009	91,450
	2010	94,196
	Thereafter	15,776
	Total	$246,032

Rent expense for the six months ended June 30, 2008 and June 30, 2007 was $51,479 and $50,089, respectively.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2008

NOTE 7 - Major Customers

The Company had three customers who accounted for 10 percent or more of the Company’s total revenues during the six months ended June 30, 2008 and year ended December 31, 2007.  The percentages of total revenues for the six months ended June 30, 2008 and the year ended December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
	(unaudited)
Customer A	20%	15%
Customer B	14%	13%
Customer C	11%	11%

NOTE 8 - Accrued and Other Liabilities

	June 30, 2008	December 31, 2007
	(unaudited)
Accrued liabilities consist of the following:
Employment Enrollment Fees	$71,689	$70,394
Compensated Absences	20,220	14,614
Legal Fees	61,000	4,000
Other	6,998	21,240
Total	$159,907	$110,248

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2008

NOTE 9 - Options for Purchase of Common Stock (continued)

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	-	$-

Granted	-	-
Exercised	-	-
Expired Unexercised	-	-
Outstanding, June 30, 2008	-	$-
Exercisable, June 30, 2008	-	$-

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

2004 Stock Option Agreement

	Number of Shares	Weighted Average Exercise Price
Outstanding January 1, 2007	-	$-

Granted	350,000	.68
Exercised	-	-
Canceled	(350,000)	-
Outstanding, December 31, 2007	-	$-
Exercisable, December 31, 2007	-	$-

Outstanding, January 1, 2008	-	$-
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding, June 30, 2008	-	$-
Exercisable, June 30, 2008	-	$-

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2008

NOTE 11 - Unaudited Information

The financial statement for the six months ended June 30, 2008 and 2007 were taken from the books and records of the Company without audit.  However, such information reflects all adjustments, which are in the opinion of management, necessary to properly reflect the results of the six months ended June 30, 2008 and 2007, and are of a normal, recurring nature.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

NOTE 12 – Changes Resulting From Stock Splits and Cash-out of Fractional Shares

The Company held a Special Meeting of Stockholders on April 11, 2008 at which the Company’s stockholders voted on the proposal to amend the Company’s Article of Incorporation to effect a 1 for 50 reverse split of the Company’s common stock, with a cash-out of all resulting fractional shares followed by a 2.5 for 1 forward split of our common stock. The Company did incur significant legal, proxy notification and mailing cost in connection with the meeting. The Shareholders voted 12,365,710 shares in favor, 394,516 shares against and 379 shares abstained from voting on the proposed transaction.

As permitted under Utah law and as approved by the Company’s stockholders at a Special Meeting of Stockholders, 12,568 pre-reverse split shares of common stock were reduced to fractional shares (less than one whole share) by the reverse split and such fractional shares were not reissued.  Rather, the fractional shares were cancelled and converted into the right to receive a cash payment for the value of the fractional share.  The Company believes that the transaction will result in significantly reduced shareholder record keeping and mailing expenses and will provide holders of fewer than the 50 pre-reverse split shares with an efficient, cost-effective way to cash-out their investments.  The Company has set aside in accrued expense an aggregate amount payable of $918 owed to cashed-out fractional share shareholders who are still entitled to a cash payment for their shares.

As a result of the reverse and forward splits, the Company has restated its outstanding shares on the balance sheet for December 31, 2007 and in Note 2(e). Neither the authorized common stock of the Company, nor the par value of the common stock were affected by the splits. The outstanding shares at December 31, 2007 were 15,427,759, following the splits, the outstanding shares of the Company were 802,424. For the year end December 31, 2007, $14,626 was reclassified from common stock to additional paid-in-capital.

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

In 1993 the California legislature passed a bill that established Health Care Organizations.  An HCO is a network of health care professionals specializing in the treatment of workplace injuries and in back-to-work rehabilitation and training.  The benefit of the HCO to an employer is two-fold.  First, the employer is able to control the medical treatment of the injured employee for 90 to 180 days rather than just during the first 30 days.  Second, the HCO provides the employer a network of trained providers to which it can refer its injured employees who specialize in treating work place injuries.

Under the HCO guidelines, all HCOs are required to collect from each enrolled employer certain annual fees which are passed on to the California Division of Workers’ Compensation (“DWC”).  These fees include an annual fee per employee enrolled in the HCO at the end of the calendar year.  The HCO guidelines also impose certain data reporting requirements on the HCO and annual enrollment notice delivery requirements.  These requirements increase the administrative costs of an HCO.

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

Unlike HCOs, MPNs are not assessed the annual enrollee fee that must be paid to the DWC.  MPNs have far fewer data reporting obligations and no annual enrollment notice delivery requirements.  MPN’s are only required to provide an enrollment notice at the time the employee first joins the MPN and a second notice at the time the employee suffers a work place injury.  We experienced small increases in both HCO and MPN enrollment during the six months ended
June 30, 2008.

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related disclosures.

Liquidity and Capital Resources

           As of June 30, 2008, we had cash on hand of $568,062 compared to $419,416 at December 31, 2007.  The $148,646 increase in cash on hand is the result of increased revenue from operations, accrued expenses and income tax payable, which were partially offset by decreases in unearned revenue, accounts payable and prepaid income tax.  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.  We do not anticipate the need to find other sources of capital at this time.

In addition to focusing on expanding our current business, we continue to investigate other potential business acquisitions based on, among other criteria, economics, projected cash flows and the ability to increase shareholder value.  If we expand our business via an acquisition or otherwise, or if our revenues are less than anticipated, we may need to find other sources of capital to continue operations.  Most likely we would seek additional capital in the form of debt and/or equity.  While we believe we are capable of raising additional capital, there is no assurance that we will be successful in locating other sources of capital on favorable terms or at all.

Results of Operations

Comparison of the six months ended June 30, 2008 and 2007

Revenue

The total number of employee enrollees increased 10% during six months ended June 30, 2008 compare to June 30, 2007. Total revenues increased 28% to $1,183,469.

HCO Fees

As of June 30, 2008, we had approximately 228,000 total enrollees.  This was made up of approximately 75,000 HCO enrollees and 153,000 MPN enrollees.  By comparison as of June 30, 2007 we had approximately 207,000 enrollees, including approximately 66,000 HCO enrollees and approximately 141,000 MPN enrollees.  The 14% increase in HCO enrollees is the result of adding new HCO customers and existing HCO customers increasing their number of enrollees. The 9% increase in our MPN enrollees is also the result of an increase in new customers and existing customers increasing their number of enrollees.

The 14% increase in HCO enrollment during the six month ended June 30, 2008, resulted in a 25% increase in revenue from HCO fees.  This is attributable to increased employee enrollment and re-notification of existing clients. Based on a review of the expiration dates of current contracts with our existing HCO clients and our experience over the past year, we anticipate that during fiscal 2008 we will experience a cumulative 11% increase in total HCO enrollment with a cumulative 18% increase in HCO revenue.

MPN Fees

As of June 30, 2008 we realized a 9% increase in MPN enrollment compared to June 30, 2007.  This growth in enrollment was largely attributable to an increase in enrollment by one of our major existing clients.  Because of differing terms of payment, unbundling of services, price competition and similar factors as compared to the contracts in place in 2007, this 9% increase in enrollment led to only a 4% increase in MPN fees.  We expect an increase in enrollment for the balance of the 2008 fiscal year which should result in a projected 10% annual increase in MPN revenue in the 2008 fiscal year.

Other Revenue

During the six months ended June 30, 2008, other revenue increased 100% to $274,043 from $137,314 for the six months ended June 30, 2007.  The primary component of other revenue is nurse case management.  We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services and program administration fees.  We anticipate approximately 100% growth in other revenue by the end of fiscal 2008 as compared to fiscal 2007.

We expect the aforementioned 14% increase in HCO revenues, 9% increase in MPN revenues and 100% increase in other revenues to result in an overall increase in total revenue of approximately 28% in 2008.

Expenses

Total expenses increased 19% during the six months ended June 30, 2008 compared to the same period 2007. We expect total expenses to be approximately 15% higher during the remainder of the 2008 fiscal year, primarily as a result of IRC start up expenses and additional professional and other fees associated with the reverse and forward splits of our outstanding common stock.

Consulting Fees

During the six months ended June 30, 2008, consulting fees increased to $124,840 from $97,967 during the six months ended June 30, 2007.  This increase in consulting fees was primarily due to contracting with an additional nurse case manager and a consultant to IRC. We anticipate that consulting fees will continue to be higher throughout 2008 as we grow our nurse case management department and IRC.

Salaries and Wages

Salaries and wages increased $63,965 or 21% during the six months ended June 30, 2008.  The increase in salaries & wages was due to the hiring of a Vice President of Marketing and a Chief Financial Officer. We expect salaries and wages to be approximately 15% higher in 2008, compared to 2007, as a result of these hirings.

Professional Fees

For the six months ended June 30, 2008, we incurred professional fees of $158,525 compared to $86,163 during the six months ended June 30, 2007.  This 84% increase in fees was the result of increased legal fees associated with the reverse and forward splits of our common stock.  We expect professional fees to be about 42% higher in 2008, as compared to 2007.

Insurance

During the six months ended June 30, 2008, we incurred insurance expenses of $57,067, a $5,355 increase over the six months ended June 30, 2007.  The increase in 2008 was primarily due to an increase in health insurance premiums and additional employees in the program. We expect insurance expenses to increase by approximately 10% during 2008.

Employment Enrollment

Employment enrollment increased $1,200 to $36,000 during the six months ended June 30, 2008, compared to the six months ended June 30, 2007.  As an HCO, we are required to pay a fee to the State of California – Division of Workers’ Compensation for each person enrolled at the end of the calendar year in our HCO program.  Because employee enrollment expenses are not determined until year end, we accrue expense during the year based on our estimation of what enrollment will be at year end. We anticipate that employee enrollment will be higher at December 31, 2008 than it was at December 31, 2007 due to more HCO enrolled employees.

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

During six months ended June 30, 2008 we experienced a 14% increase in HCO enrollment and a 9% increase in MPN enrollment.  This led to an overall enrollment increase of 10%.  Data maintenance fees decreased 18% during the six months ended June 30, 2008.  The decrease in data maintenance fees was primarily attributable to lower data maintenance costs associated with the renewal of MPN enrollees and lower prices negotiated with third party service providers.  We expect data maintenance fees will be lower throughout 2008 as compared to 2007.

General and Administrative

General and administrative expenses increased 18% to $149,493 during the six months ended June 30, 2008.  This increase in general & administrative expense was attributable to increases in marketing expenses and general price increases in supplies and services purchased. We expect general and administrative expenses will be higher for the year ended, December 31, 2008 as compared to the year ended, December 31, 2007.

Net Income

During the six months ended June 30, 2008, total revenues were $1,183,469, an increase of $262,278 over the same period a year earlier.  This increase in total revenues of 28% was partially offset by a19% increase in total expenses resulting in income from operations of $162,338 compared to $61,149 during six months ended June 30, 2007.  Correspondingly, we realized a net profit of $94,506 for the six months ended June 30, 2008, compared to a net profit $34,049 during the six months ended June 30, 2007.  In 2008, we anticipate a projected 25% increase in consulting fees, a 15% increase in salaries and wages, a 42% increase in professional fees, and a 15% in general and administrative. This will be partially offset by an anticipated 18% decrease in data maintenance which will result in a 15% increase in total expenses in 2008.  We expect this 15% increase in total expenses will be offset by the projected 28% increase in total revenue which will result in an increase of 13% in net income for the 2008 fiscal year.

Comparison of the three months ended June 30, 2008 and 2007

Total revenues increased 14% to $589,802 in the second quarter 2008 over the second quarter 2007. HCO revenues increased 8% due to increased HCO enrollees. MPN revenues decreased 11% due to decreased MPN enrollees in the second quarter 2008. Other revenue increased 93% as a result of providing increased nurse case management services to our customers.

Total expenses during the three months ended June 30, 2008 compared to 2007, increased 25% to 504,988 primarily as a result of additional personnel and an increase in legal fees due to the reverse and forward stock splits.

Consulting Fees

During the three months ended June 30, 2008, consulting fees increased to $59,810 from $52,075 during the three months ended June 30, 2007.  This increase in consulting fees of $7,235 was primarily due to contracting with an additional nurse case manager and a consultant to IRC.

Salaries and Wages

Salaries and wages increased $41,180 or 28% during the three months ended June 30, 2008 from the same period a year earlier.  The increase in salaries & wages was due to hiring of Vice President of Marketing and a Chief Financial Officer.

Professional Fees

For the three months ended June 30, 2008, we incurred professional fees of $76,144 compared to $29,639 during the three months ended June 30, 2007.  This 157% increase in fees was the result of increased legal fees associated with the reverse and forward splits of our common stock.

Insurance

During the three months ended June 30, 2008, we incurred insurance expenses of $26,339, a $660 decrease over the prior year three months of 2007.

Employment Enrollment

Employment enrollment was nearly unchanged, increasing only $600 to $18,000 during the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

Data Maintenance

Data maintenance fees decreased 4% during the three months ended June 30, 2008.  The decrease in data maintenance fees was primarily attributable to lower data maintenance costs associated with the renewal of MPN enrollees and lower prices negotiated with third party service providers.

General and Administrative

General and administrative expenses increased 17% to $71,747 during the three months ended June 30, 2008.  This increase in general & administrative expense was attributable to increases in marketing expenses and general price increases in supplies and services purchased.

Net Income

While we realized a 14% increase in our total revenue during the quarter, this increase was partially offset by a 25% increase in total expenses during the three months ended June 30, 2008, which led to a $27,740 decrease in income from operations during three months ended June 30, 2008.

As a result of higher revenues and higher expenses, we realized a net income of $49,098 compared to $78,411 during three months ended June 30, 2008 and 2007, respectively.

Cash Flow

During the six months ended June 30, 2008 cash was primarily used to fund operations. We had a net increase in cash of $148,646 during the six months ended June 30, 2008 as compared to June 30, 2007.  See below for additional discussion and analysis of cash flow.

	For the six months ended June 30,
	2008 (unaudited)	2007 (unaudited)

Net cash provided by (used in) operating activities	$149,651	$84,232
Net cash used in investing activities	(1,005)	-
Net cash provided by financing activities	-	-

Net Change in Cash	$148,646	$84,232

During the six months ended June 30, 2008, net cash provided by operating activities was $149,651, compared to net cash provided by operating activities of $84,232 during the six months ended June 30, 2007.  As discussed herein we realized net income from operations of $94,506 during the six months ended June 30, 2008, compared to $34,049 during the six months ended June 30, 2007.

We did not engage in any financing activities in six months ended June 30, 2008 and 2007.

Summary of Material Contractual Commitments

	Payment Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating Leases	$246,032	$44,610	$185,646	$15,776	$-
Total	$246,032	$44,610	$185,646	$15,776	$-

Off-Balance Sheet Financing Arrangements

As of June 30, 2008 we had no off-balance sheet financing arrangements.

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

           In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of SFAS No. 162 did not have an impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS—AN INTERPRETATION OF FASB STATEMENT NO. 60.  This statement was issued because diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  The adoption of SFAS No. 163 does not have an impact on the Company’s consolidated financial statements.

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

Forward Looking Information and Cautionary Statement

We note that certain statements set forth in this Quarterly Report on Form 10-Q which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact our actual results of operations. We face many risks and uncertainties, many of which are beyond our control, including but not limited to: economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations and retention of key employees; delays, reductions, or cancellations of contracts we have previously entered.  Readers should consider all of these risk factors as well as other information contained in this Report.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information required by this Item.

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control

There was no change in our internal control over financial reporting during the six months ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.  Risk Factors

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information required by this Item.

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

    NASDAQ QMX  gave effect to the reverse and forward splits as of the open of business on May 20, 2008.

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: August 13, 2008	By:	/s/ Tom Kubota
Tom Kubota, Chief Executive Officer

Date: August 14, 2008	By:	/s/ Fred Odaka
Fred Odaka, Chief Financial Officer