Form 10-Q
period 2008-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2008-11-14
CIK 1138476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller public company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)          Yes ☐   No ☒

As of November 12, 2008, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1. Financial Information
Pacific Health Care Organization, Inc.
Balance Sheets

ASSETS
	September 30, 2008 (Unaudited)	December 31, 2007
Current Assets
Cash	$597,167	$419,416
Accounts receivable, net of allowance of $20,000	233,400	224,046
Deferred tax asset	17,177	14,510
Prepaid income tax	41,540	300
Prepaid expenses	50,468	50,283
Total Current Assets	939,752	708,555

Property and equipment, net (note 4)
Computer equipment	60,922	60,922
Furniture & fixtures	24,766	24,766
Total property & equipment	85,688	85,688

Less: accumulated depreciation	(85,688)	(84,857)

Net property & equipment	-	831

Total assets	$939,752	$709,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$-	$14,019
Accrued expenses (note 8)	236,271	110,248
Income tax payable	84,695	10,051
Unearned revenue	27,126	91,382
Total current liabilities	348,092	225,700
Total liabilities	348,092	225,700

Commitments and Contingencies	-	-

Shareholders' Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $0.001 par value; 802,424 shares issued and outstanding (note 12)	802	802
Additional paid in capital (note 12)	623,628	624,633
Accumulated (deficit)	(32,770)	(141,749)
Total stockholders' equity	591,660	483,686

Total liabilities and stockhodlers' equity	$939,752	$709,386

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Statements of Operations
(Unaudited)

	For three months ended		For nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
HCO fees	$341,973	$270,623	$915,991	$730,657
MPN fees	154,501	179,251	489,910	502,591
Other	96,635	98,260	370,978	235,574
Total revenues	593,109	548,134	1,776,879	1,468,822

Expenses:
Depreciation	-	2,385	831	7,155
Consulting fees	62,134	55,651	186,975	153,618
Salaries & wages	256,217	153,651	623,819	457,288
Professional fees	38,704	44,472	197,529	130,635
Insurance	27,746	34,363	84,814	86,075
Employment enrollment	18,000	17,400	54,000	52,200
Data maintenance	75,869	56,017	202,642	210,019
General & administrative	86,330	69,716	235,822	196,204

Total expenses	565,000	433,655	1,586,432	1,293,194
Income from operations
	28,109	114,479	190,447	175,628

Other income:
Interest income	835	848	2,583	1,458
Total other income	835	848		1,458

Income before taxes	28,944	115,327	193,030	177,086

Income tax
provision	14,471	41,252	84,051	68,962

Net income	$14,473	$74,075	$108,979	$108,124

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$108,979	$108,124
Adjustments to reconcile net income to net cash:
Depreciation	831	7,155
Changes in operating assets & liabilities
Increase in accounts receivable	(9,354)	(22,391)
Increase in deferred tax asset	(2,667)	(962)
Decrease in income tax receivable	-	12,310
(Increase) decrease prepaid income tax	(41,240)	1,600
(Increase) decrease in prepaid expenses	(185)	836
Decrease in accounts payable	(14,019)	(651)
Increase in accrued expenses	126,023	22,842
Increase in income tax payable	74,644	69,470
(Decrease) increase in unearned revenue	(64,256)	7,576
Net cash provided by operating activities	178,756	205,909

Cash flows from investing activities:
Cash-out of fractional shares of common stock	(1,005)	-
Net cash used by investing activities	(1,005)	-

Cash flows from financing activities:
Net cash used by financing activities	-	-

Increase in cash	177,751	205,909

Cash at beginning of period	419,416	273,058
Cash at end of period	$597,167	$478,967

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Taxes	$53,214	$4,122

The accompanying notes are an integral part of these consoldiated financial statements.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2008

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

Medex Healthcare, Inc.

HCOs are networks of medical providers established to serve the Workers’ Compensation industry.  In the original legislation establishing HCOs, the California legislature mandated that if an employer contracts services from an HCO, the injured workers must be given a choice between at least two HCOs. To be competitive, our wholly-owned subsidiary, Medex, recognized early on that it was necessary to have two HCO certifications. Instead of aligning with a competitor, Medex elected to go through the lengthy applications process with the California Department of Industrial Relations (DIR) and the Division of Workers’ Compensation (DWC) twice to obtain licensure for and to operate two separate HCOs.  While there is no longer a statutory requirement to offer two HCOs to employers, Medex continues to retain its two certifications. As such, employer clients have the option of offering one or two HCOs to their employees.  Medex believes its ability to offer two HCOs gives potential clients greater choice, which is favored by a number of employers, especially those with certified bargaining units.

Through its two certified HCOs, Medex offers injured workers a choice. One is to enroll in an HCO with a network managed by primary care providers requiring a referral to specialists. The second choice is to enroll in an HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

The two HCO certifications that Medex currently holds cover the entire state of California, where medical and indemnity costs associated with Workers’ Compensation in the state California are in the billions of dollars annually.  The Company’s two HCOs utilize a network of over 3,400 contracted providers and clinics and hospitals making its HCOs capable of providing comprehensive medical services throughout this region.  The Company is continually developing its networks based upon the nominations of new clients and the approvals of their claims’ administrators.  Provider credentialing is performed by Medex.

Medex, by virtue of its continued certification as an HCO, is statutorily deemed to be qualified as an approved MPN.  A significant number of employer clients have availed themselves of the MPN.  Others utilize the provisions of the HCO program, while others will use both in conjunction with each other.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2008

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

Because the Company contracts with medical providers who own their own medical equipment, such as x-ray machines, the Company does not typically incur large capital expenditures.  The Company does, however, incur fixed costs such as liability insurance and other usual costs of running a business.

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

Because the Company already has established health care networks, it considered pursuing this market directly through Medex.  Workers’ unions, however, have historically been opposed to HCO programs.  Medex has been largely unable to place its services into employers with union participation in both the private and public sectors.  The reason for this has been the requirement in the HCO statute that the unions authorize the use of the HCO program.  Unions have been opposed to authorizing the use of HCO programs because the HCO program is selected by the employer with no input whatsoever from labor participants.  The major unions, especially those involved in schools and governmental entities (municipalities, etc.), have historically refused to allow employers to implement the HCO.  All the unions in the California Labor Federation have also refused to participate in HCO programs. The same objections have been raised regarding the use of the MPN, i.e., no input from labor representatives.  For these reasons, the Company believes there is a market available to IRC that Medex has been unable to exploit.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2008

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

C.   Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible within three months to known amounts, as cash equivalents. The Company currently has no cash equivalents.

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2008

NOTE 2 - Significant Accounting Policies (continued)

	For the Nine Months Ended
	September 30,
	2008	2007
Basic Earnings per share:
Income (numerator)	$108,979	$108,124
Shares (denominator)	802,424	802,424
Per share amount	$.14	$.13

Fully Diluted Earnings per share:
Income (numerator)	$108,979	$108,124
Shares (denominator)	801,424	802,424
Per share amount	$.14	$.13

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

H.   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its’ wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2008

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

L.   Capital Structure

The Company has two classes of stock.  Preferred stock, par value $.001, 5,000,000 shares authorized, zero issued.  Voting rights and liquidation preferences have not been determined. The Company also has voting common stock, par value $.001, of 50,000,000 shares authorized, with 802,424 shares issued and outstanding.  No dividends were paid in the nine months ended September 30, 2008 and 2007, or in any prior period.

M.   Stock-Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of Financial Accounting Standards No. 123 (Revised 2004), “Accounting for Stock-Based Compensation” (SFS123[R]). This standard requires the Company to record compensation expense using the Black-Scholes pricing model.

N.   Trade Receivables

The Company, in the normal course of business, extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  At the nine months ended September 30, 2008, a $20,000 general reserve for balances over 90 days past due has been established.

The percentages of the major customers to total accounts receivable for the nine months ended September 30, 2008 (unaudited) are as follows:

            Customer A          22%
            Customer B           12%
      Customer C           11%

NOTE 3 - New Technical Pronouncements

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES – INCLUDING AN AMENDMENT OF FASB STATEMENT NO.115. This statement’s objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2008

NOTE 3 - New Technical Pronouncements (continued)

long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

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

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of SFAS No. 162 did not have an impact on the Company’s consolidated financial statements.

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2008

NOTE 4 - Fixed Assets

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is three and seven years for office equipment, and furniture and fixtures, respectively. Scheduled below are the assets, costs and accumulated depreciation at September 30, 2008 (unaudited) and December 31, 2007.

	Cost		Depreciation Expense		Accumulated Depreciation
	For the Nine Months Ended	For the Year Ended	For the Nine Months Ended	For the Year Ended	For the Nine Months Ended	For the Year Ended
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Assets
Computer Equipment	$60,922	$60,922	$-	$-	$60,922	$60,922
Furniture & Fixtures	24,766	24,766	831	9,540	24,766	23,935

Totals	$85,688	$85,688	$831	$9,540	$85,688	$84,857

NOTE 5 - Income Taxes

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 (“SFAS No. 109”) “Accounting for Income Taxes.”  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the nine months ended September 30, 2008 and the year ended December 31, 2007 consisted of the following:

	2008	2007
	(unaudited)
Current:
Federal	$75,600	$77,673
State	11,118	3,270
Deferred
Federal	(1,992)	230
State	$(675)	$(125)
Total tax	$84,051	$81,048

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at September 30, 2008 and December 31, 2007 are as follows:

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2008

NOTE 5 - Income Taxes (continued)

	2008	2007
	(unaudited)
Net operating loss	$-	$-
Depreciation
Federal	752	880
State	111	130
Reserve for bad debts
Federal	6,770	6,770
State	1,030	1,030
Vacation accrual
Federal	7,422	4,970
State	1,092	730
Charitable contribution	-	-
Deferred tax asset	$17,177	$14,510

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2008	2007
	(unaudited)
Expense at federal statutory rate	$65,631	$66,273
State tax effects	11,118	3,495
Non deductible expenses	7,645	11,400
Taxable temporary differences	2,452	2,250
Deductible temporary differences	(128)	(2,475)
Deferred tax asset valuation increase	(2,667)	105
Income tax (benefit)	$84,051	$81,048

NOTE 6 - Operating Leases (unaudited)

The Company leases 3,504 square feet of office space in Long Beach, California  that terminates in February 2011.  The current monthly lease payment on this office space is $7,435 per month with 3% annual increases in each subsequent year, resulting in monthly lease payment of $7,887 at the expiration of the lease.  The space the Company is leasing is sufficiently large to accommodate all of its administrative needs. Also, the Company leases approximately 600 square feet of office space in Newport Beach, California on a month-to-month basis.  The Company also has an equipment lease for an office copier with monthly payments of $436 expiring in May 2011.

Total Lease Commitments:	Year	Office Lease Amount	Equipment Lease Amount	Total Amount
	2009	$90,781	$5,232	$96,013
	2010	93,506	5,232	98,738
	Thereafter	39,440	3,488	42,928
	Total	$223,727	$13,952	$237,679

Rent expense for the office space for the nine months ended September 30, 2008 and September 30, 2007 was $77,383 and $75,632, respectively.  Equipment rent expense for the nine months ended September 30, 2008 was $1,744.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2008

NOTE 7 - Major Customers

The Company had three customers who accounted for 10 percent or more of the Company’s total revenues during the nine months ended September 30, 2008 and year ended December 31, 2007.  The percentages of total revenues for the nine months ended September 30, 2008 and the year ended December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
	(unaudited)
Customer A	21%	15%
Customer B	13%	13%
Customer C	10%	11%

NOTE 8 - Accrued and Other Liabilities

	September 30, 2008	December 31, 2007
Accrued liabilities consist of the following:	(unaudited)
Employment Enrollment Fees	$89,689	$70,394
Compensated Absences	21,830	14,614
Legal Fees	70,000	4,000
Incentive Bonus	50,000	-
Other	4,752	21,240
Total	$236,271	$110,248

NOTE 9 - Options for Purchase of Common Stock

In August 2002, the Company adopted a stock option plan.  The Company adopted a plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.   Options are exercisable six months after the grant date and expire five years from the grant date.  Under the Plan, the exercise price of any options granted is determined at the time of grant.  The plan calls for a total of 50,000 shares to be held for grant.  A summary of activity follows:

	Number of Shares	Weighted Average Exercise Price
2002 Stock Option Plan

Outstanding, January 1, 2007	3,313	$1.00
Granted	-	-
Exercised	-	-
Expired Unexercised	(3,313)	-
Outstanding, December 31, 2007	-	$-
Exercisable, December 31, 2007	-	$-

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2008

NOTE 9 - Options for Purchase of Common Stock (continued)

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	-	$-

Granted	-	-
Exercised	-	-
Expired Unexercised	-	-
Outstanding, September 30, 2008	-	$-
Exercisable, September 30, 2008	-	$-

2005 Stock Option Plan

On November 18, 2005, at the annual meeting of Stockholders of the Company, the Company and its shareholders adopted the Pacific Health Care Organization, Inc., 2005 Stock Option Plan.  The plan provides for the grant of Company securities, including options, warrants and restricted stock to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.  Options are exercisable six months after the grant date and expire five years from the grant date.  The plan permits the granting of up to 50,000 common shares of the Company.  To date, no securities have been granted under this plan.

NOTE 10- Stock Option Agreement

On April 20, 2004, the board of directors agreed to a stock option agreement with an officer of the Company, effective as of October 11, 2004.  The agreement called for the grant of 17,500 options that vest and are exercisable as follows: 5,000 the first year, with an exercise price of $1.00; 5,000 the second year, with an exercise price of $2.00; and 7,500 the third year, with an exercise price of $4.00.  The options expired October of 2007.

2004 Stock Option Agreement

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2007	17,500	$2.57

Granted	-	-
Exercised	-	-
Canceled	(17,500)	-
Outstanding, December 31, 2007	-	$-
Exercisable, December 31, 2007	-	$-

There were no options outstanding under the 2004 Stock Option Agreement as of September 30, 2008.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2008

NOTE 11 - Unaudited Information

The financial statement for the nine months ended September 30, 2008 and 2007 were taken from the books and records of the Company without audit.  However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the nine months ended September 30, 2008 and 2007, and are of a normal, recurring nature.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

As permitted under Utah law and as approved by the Company’s stockholders at a Special Meeting of Stockholders, 12,568 pre-reverse split shares of common stock were reduced to fractional shares (less than one whole share) by the reverse split and such fractional shares were not reissued.  Rather, the fractional shares were cancelled and converted into the right to receive a cash payment for the value of the fractional share.  The Company believes that the transaction will result in significantly reduced shareholder record keeping and mailing expenses and will provide holders of fewer than the 50 pre-reverse split shares with an efficient, cost-effective way to cash-out their investments.  The Company set aside in accrued expense and an aggregate amount payable of $918 owed to cashed-out fractional share shareholders who were entitled to a cash payment for their shares.  As of September 30, 2008, the Company had paid an aggregate amount of $600 owed to cashed-out fractional share shareholders.

As a result of the reverse and forward splits, the Company has restated its outstanding shares on the balance sheet for December 31, 2007 and in Note 2(e). Neither the authorized common stock of the Company, nor the par value of the common stock were affected by the splits. The outstanding shares at December 31, 2007 were 15,427,759, following the splits; the outstanding shares of the Company were 802,424. For the year end December 31, 2007, $14,626 was reclassified from common stock to additional paid-in-capital.

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

Unlike HCOs, MPNs are not assessed the annual enrollee fee that must be paid to the DWC.  MPNs have far fewer data reporting obligations and no annual enrollment notice delivery requirements.  MPN’s are only required to provide an enrollment notice at the time the employee first joins the MPN and a second notice at the time the employee suffers a work place injury.  We experienced small increases in total enrollment during the nine months ended
September 30, 2008.

        The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related disclosures.

Liquidity and Capital Resources

                As of September 30, 2008, we had cash on hand of $597,167 compared to $419,416 at December 31, 2007.  The $177,751 increase in cash on hand is the result of increased revenue from operations, accrued expenses and income tax payable, which were partially offset by decreases primarily in unearned revenue, accounts payable and prepaid income tax.  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.  We do not anticipate the need to find other sources of capital at this time.

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

Results of Operations

Comparison of the nine months ended September 30, 2008 and 2007

Revenue

The total number of employee enrollees increased 7% during nine months ended September 30, 2008 compared to September 30, 2007. Total revenues increased 21% to $1,776,879.  As of September 30, 2008, we had approximately 232,000 total enrollees.  Enrollment consisted of approximately 75,000 HCO enrollees and 157,000 MPN enrollees.  By comparison as of September 30, 2007 we had approximately 216,000 enrollees, including approximately 68,000 HCO enrollees and approximately 148,000 MPN enrollees.

HCO Fees

        During the nine months ended September 30, 2008 and 2007, HCO fee revenues were $915,991 and $730,657, respectively.  The 10% increase in HCO enrollment during the nine months ended September 30, 2008, resulted in a 25% increase in revenue from HCO fees.  This was attributable to increased employee enrollment and re-notification of existing clients. Based on a review of the expiration dates of current contracts with our existing HCO clients and our experience over the past year, we anticipate that during fiscal 2008 we will experience a cumulative 6% increase in total HCO enrollment with a cumulative 23% increase in HCO revenue.

MPN Fees

MPN fee revenues for the nine months ended September 30, 2008 were $489,910, compared to $502,591 for the same period a year earlier. As of September 30, 2008 we realized a 6% increase in MPN enrollment compared to September 30, 2007.  This growth in enrollment was largely attributable to an increase in enrollment by one of our major existing clients.  Because of differing terms of payment, unbundling of services, price competition and similar factors as compared to 2007 we realized a 3% decrease in MPN fees, despite a 6% increase in MPN enrollment.  We expect minimal increases in enrollment for the balance of the 2008 fiscal year and we anticipate a 12% annual decrease in MPN revenue in the 2008 fiscal year.

Other Revenue

During the nine months ended September 30, 2008, other revenue increased 57% to $370,978 from $235,574 for the nine months ended September 30, 2007.  The primary component of other revenue is nurse case management.  We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services and program administration fees.  We anticipate approximately 59% growth in other revenue by the end of fiscal 2008 as compared to fiscal 2007.

We expect the aforementioned 25% increase in HCO revenues, 3% decrease in MPN revenues and 57% increase in other revenues to result in an overall increase in total revenue of approximately 16% in 2008.

Expenses

Total expenses increased 23% during the nine months ended September 30, 2008 compared to the same period 2007. We expect total expenses to be approximately 15% higher during the remainder of the 2008 fiscal year, primarily as a result of IRC start up expenses and additional professional and other fees associated with the reverse and forward splits of our outstanding common stock.

Consulting Fees

During the nine months ended September 30, 2008, consulting fees increased to $186,975 from $153,618 during the nine months ended September 30, 2007.  This increase in consulting fees was primarily due to contracting with an additional nurse case manager and consulting fees paid to the President of IRC, who is also our independent legal consultant to Medex.  We anticipate that consulting fees will continue to be higher for the remainder of 2008 as we expand our nurse case management department and IRC.

Salaries and Wages

Salaries and wages increased to $623,819 or 36% during the nine months ended September 30, 2008 when compared to the same period in 2007.  The increase in salaries & wages was primarily the result of hiring our Vice President of Marketing, and a Chief Financial Officer during the third and fourth quarters of 2007, respectively.  Additionally, the recording of an employee bonus accrual in September 2008, the hiring of an additional administrative staff member and a salary increase to the President of PHCO also contributed toward this increase.    Accordingly, we expect salaries and wages to be approximately 27% higher in 2008, compared to 2007.

Professional Fees

For the nine months ended September 30, 2008, we incurred professional fees of $197,529 compared to $130,635 during the nine months ended September 30, 2007.  This 51% increase in fees was the result of increased legal fees associated with the reverse and forward splits of our common stock.  We expect professional fees to be about 39% higher in 2008, as compared to 2007.

Insurance

During the nine months ended September 30, 2008, we incurred insurance expenses of $84,814, a $1,261 decrease when compared to the nine months ended September 30, 2007.  The decrease in 2008 was primarily due to minor adjustments made to the health insurance premiums.  We expect insurance expenses to remain level during 2008.

Employment Enrollment

Employment enrollment increased $1,800 to $54,000 during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  As an HCO, we are required to pay a fee to the State of California – Division of Workers’ Compensation for each person enrolled at the end of the calendar year in our HCO program.  Because employee enrollment expenses are not determined until year end, we accrue expense during the year based on our estimation of what enrollment will be at year end. We anticipate that total employee enrollment will be higher at December 31, 2008 than at December 31, 2007 resulting from increased HCO employee enrollment.

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

During the nine months ended September 30, 2008 we experienced a 10% increase in HCO enrollment and a 6% increase in MPN enrollment.  This led to an overall enrollment increase of 7%.  Data maintenance fees decreased 4% during the nine months ended September 30, 2008.  The decrease in data maintenance fees was primarily attributable to lower data maintenance costs associated with the renewal of MPN enrollees and lower prices negotiated with third party service providers.  We expect data maintenance fees will be lower throughout 2008 as compared to 2007.

General and Administrative

General and administrative expenses increased 20% to $235,822 during the nine months ended September 30, 2008.  This increase in general & administrative expense was primarily attributable to increases in travel and entertainment, IT enhancement, shareholders’ meeting expense related to the stock splits and general price increases in supplies and services purchased. We expect general and administrative expenses will be approximately 10% higher for the year ended, December 31, 2008 as compared to the year ended, December 31, 2007.

Net Income

During the nine months ended September 30, 2008, total revenues were $1,776,879, an increase of $308,057 over the same period a year earlier.  This increase in total revenues of 21% was partially offset by a 23% increase in total expenses resulting in income from operations of $190,447 compared to $175,628 during nine months ended September 30, 2007.  Correspondingly, we realized a net income of $108,979 for the nine months ended September 30, 2008, compared to a net income $108,124 during the nine months ended September 30, 2007.  In 2008, we anticipate a projected 8% increase in consulting fees, a 27% increase in salaries and wages, a 38% increase in professional fees, a 24% increase in employee enrollment and a 10% increase in general and administrative expense. This will be partially offset by an anticipated 5% decrease in data maintenance.  We anticipate these factors will result in an estimated 15% increase in total expenses in 2008.  We expect the 15% increase in total expenses to be partially offset by the projected 5% increase in total revenue which will result in an increase of 19% in net income for the 2008 fiscal year.

Comparison of the three months ended September 30, 2008 and 2007

Total revenues increased 8% to $593,109 in the third quarter 2008 over the third quarter 2007.  HCO revenues increased 26% resulting from increased HCO enrollees.  MPN revenues decreased 14% in the third quarter due differing terms of payment, unbundling of services, price competition and similar factors as compared to the contracts in place in 2007.  During the 3rd quarter 2008, other revenue decreased 2% from the same quarter in 2007 as a result of decreased nurse case management services to our customers.

Total expenses during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 increased 30% to $565,000 primarily as a result of additional personnel, recording of a bonus accrual, increases in expense levels in other general administrative expenses and data maintenance.

Consulting Fees

During the three months ended September 30, 2008, consulting fees increased to $62,134 from $55,651 during the three months ended September 30, 2007.  This increase in consulting fees of $6,483 was primarily due to contracting with an additional nurse case manager and consulting fees paid to the President of IRC, who is also our independent legal consultant to Medex.

Salaries and Wages

Salaries and wages increased $102,566 or 67% during the three months ended September 30, 2008 from the same period a year earlier.  The increase in salaries & wages was primarily due to hiring of Vice President of Marketing and a Chief Financial Officer during the third and fourth quarter of 2007, respectively.  Additionally, the recording of an employee bonus accrual in September 2008, the hiring of an additional administrative staff member and a salary increase to the President PHCO also contributed toward this increase.

Professional Fees

For the three months ended September 30, 2008, we incurred professional fees of $38,704 compared to $44,472 during the three months ended September 30, 2007.  This 13% decrease in fees was primarily the result of lower levels of accounting fees.

Insurance

During the three months ended September 30, 2008, we incurred insurance expenses of $27,746 a $6,617 decrease over the prior year three months ended September 30, 2007.

Employment Enrollment

Employment enrollment was nearly unchanged, increasing only $600 to $18,000 during the three months ended September 30, 2008, compared to the three months ended September 30, 2007.

Data Maintenance

Data maintenance fees increased 35% during the three months ended September 30, 2008 when compared to the same period in 2007.  The increase in data maintenance fees was primarily attributable to higher enrollment of employees.

General and Administrative

General and administrative expenses increased 24% to $86,330 during the three months ended September 30, 2008.  This increase in general & administrative expense was attributable mainly to increases in IT enhancement expense, travel and entertainment, dues and subscriptions, equipment repairs and office supplies.

Net Income

We realized an 8% increase in our total revenue during the quarter.  This increase was offset by a 30% increase in total expenses during the three months ended September 30, 2008, which led to an $86,371 decrease in income from operations during three months ended September 30, 2008.

As a result of higher revenues and higher expenses, we realized a net income of $14,473 compared to $74,075 during three months ended September 30, 2008 and 2007, respectively.

Cash Flow

During the nine months ended September 30, 2008 cash was primarily used to fund operations. We had a net increase in cash of $177,751 and $205,909 during the nine months ended September 30, 2008 and September 30, 2007, respectively.  See below for additional discussion and analysis of cash flow.

	For the nine months ended September 30,
	2008 (unaudited)	2007 (unaudited)

Net cash provided by operating activities	$178,756	$205,909
Net cash used in investing activities	(1,005)	-
Net cash provided by financing activities	-	-
Net Change in Cash	$177,751	$205,909

During the nine months ended September 30, 2008, net cash provided by operating activities was $178,756, compared to net cash provided by operating activities of $205,909 during the nine months ended September 30, 2007.  As discussed herein we realized net income from operations of $108,979 during the nine months ended September 30, 2008, compared to $108,124 during the nine months ended September 30, 2007.

We did not engage in any financing activities in nine months ended September 30, 2008 and 2007.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of September 30, 2008:

	Payment Period
	Total	Less than 1 year	2-3 years	After 4 years
Operating Leases:,
Equipment Lease	$13,952	$5,232	$8,720	$-
Office Lease	223,727	90,781	132,946	-
Total	$237,679	$96,013	$141,666	$-

Off-Balance Sheet Financing Arrangements

As of September 30, 2008 we had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES – INCLUDING AN AMENDMENT OF FASB STATEMENT NO.115. This statement’s objective is to improve financial reporting by providing us with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on our financial statements. We presently comment on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

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

                In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of SFAS No. 162 did not have an impact on the Company’s consolidated financial statements.

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control

There was no change in our internal control over financial reporting during the nine months ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.  Risk Factors

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information required by this Item.

Item 6.   Exhibits

 Exhibits.  The following exhibits are included as part of this Quarterly Report:

Exhibit Number	Title of Document

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: November 13, 2008	By:	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer

Date: November 13, 2008	By:	/s/ Fred Odaka
Fred Odaka
Chief Financial Officer