Form 10-K
period 2008-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2009-03-31
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to

Commission File Number 0-50009

PACIFIC HEALTH CARE ORGANIZATION, INC.
(Name of small business issuer in its chapter)

Utah	87-0285238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

1201 Dove Street, Suite 585, Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (949) 721-8272

Securities registered pursuant to section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
$.001 par value, common voting shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                                      Accelerated filer  ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                                      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2008 was approximately $351,230.

As of March 16, 2009 the issuer had 802,424 shares of its $.001 par value common stock outstanding.

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format.  Yes  ☐  No ☒

PART I

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this annual report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate” “projected” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

        Forward-looking statements are predictions and not guarantees of future performance or events.  The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements. We undertake no obligation to amend this report or revise publicly these forward looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Securities Exchange Act of 1934) to reflect subsequent events or circumstances.

        The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in out our other filings with the Securities and Exchange Commission.

Throughout this report, unless the context indicates otherwise, the terms, “we,” “us,” “our” or “the Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”) and Industrial Resolutions Coalition, Inc. (“IRC”).

ITEM 1.  BUSINESS

History of the Company

Pacific Health Care Organization, Inc. was incorporated under the laws of the State of Utah on April 17, 1970 under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., on January 31, 2001.  On February 26, 2001, we acquired Medex Healthcare, Inc., a California corporation organized March 4, 1994, in a share for share exchange.  Medex is a wholly-owned subsidiary of the Company.  Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (”MPNs”) in the state of California.  On August 14, 2001, we formed Workers Compensation Assistance, Inc. as a wholly-owned subsidiary of PHCO.  In January 2008, Workers Compensation Assistance, Inc. changed its name to Industrial Resolutions Coalition, Inc.  Industrial Resolutions Coalition, Inc. is actively working towards participation in the business of creating legal agreements for the implementation of Workers’ Compensation Carve-Outs for California employers with collective bargaining units.

Industry Background

Medex Healthcare, Inc.

In July 1993, the California legislature passed Assembly Bill 110 (“AB 110” or the “bill”) and deregulated the premiums paid by employers for workers’ compensation insurance.  These two events have given rise to our business.

AB 110 was a collaboration of efforts from both employers and workers’ compensation insurance carriers, in an effort to curtail employers from leaving California due to escalating workers’ compensation costs.  The bill was designed to address the problem of rising medical costs and poor quality of care provided to injured workers.  Two of the major problems with the system, as identified by the legislature, were fraud, (including malingering), and the lack of managed care programs that allowed control of the quality of medical care of an injured worker beyond thirty days.  AB 110 created a new health care delivery body to solve the unique medical and legal issues associated with workers’ compensation.  The health care delivery entities established under AB 110 are known as Health Care Organizations.  HCOs are networks of health care professionals specializing in the treatment of workplace injuries and in back-to-work rehabilitation and training.  An HCO does not waive the statutory obligation of companies to either possess workers’ compensation insurance or qualify as permissibly self-insured entities.

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

Prior to the passing of the bill, premiums paid by employers were fixed by law at a rate that was only dependent upon the occupation of the workers covered under the policy.  An additional measure enacted by the California legislature deregulated the premiums paid by employers.  This encouraged competition for market share in the workers’ compensation insurance business.  The increased competition initially drove premiums down to levels that were not sustainable.  In response, insurers initially raised insurance premiums in 2002-2003 to unprecedented levels, although now the premiums have been reduced somewhat due to reforms which were passed in 2003.  High premiums and overall costs of workers’ compensation continue to drive employers to search for alternative workers’ compensation programs such as the HCOs created by AB 110.

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

By virtue of our continued certification as an HCO, we were statutorily deemed to be qualified as an approved MPN on January 1, 2005.  Because we already had qualified networks in place through our HCO program, we began offering MPN services in January 2005.  As a licensed HCO and MPN, we are able to offer our clients an HCO program, an MPN program and a hybrid of the HCO and MPN programs.  Under this hybrid model, an employer can enroll its employees in the HCO program, and then prior to the expiration of the 90 or 180 day treatment period under the HCO program, the employer can enroll the employee into the MPN program.  This allows employers to take advantage of both programs.  We believe that we are currently the only entity that offers both programs together in a hybrid program.

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

We are required to renew our HCO licenses every three years.  Our first licenses will come up for renewal in March 2010 and the second in October 2009.  Although time consuming, the renewal process is relatively straight forward.  Given that we have historically always been successful in renewing our licenses, barring a change in policy or practice, we do not anticipate problems in renewing our licenses when they come up for renewal.

All applications for MPN license certification are processed by the Division of Workers’ Compensation (“DWC’).

Applicants for MPN licensure must develop a contracted network of providers for all of the necessary medical services that injured workers may need.  This network must be developed to the satisfaction of the DWC.  Given the wide range of medical providers needed over a large geographical area, this is a significant undertaking.  The network of providers must be under direct contract with the MPN applicant and be willing to provide the various services in their specialty.  All contracts must be approved by the DWC so as to assure the best of care will be provided to the injured worker.

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

Industrial Resolutions Coalition, Inc.

In 2001, we incorporated Workers Compensation Assistance, Inc., (now known as Industrial Resolutions Coalition, Inc.), as a wholly-owned subsidiary with the intent of pursuing other opportunities in the workers’ compensation field.  Toward the end of 2007, we identified a business opportunity within the workers’ compensation field that we have begun to pursue.  Through IRC, we will be in the business of creating legal agreements for the implementation of Workers’ Compensation Carve-Outs for California employers with collective bargaining units, and the administration of such programs within the statutory and regulatory requirements.

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

As set forth in Labor Code section 3201.5, unions and employers in construction are allowed to agree on the following through collective bargaining:
  an alternative dispute resolution process in place of most hearings before a workers' compensation judge;
  a mutually agreed upon list of medical providers and medical evaluators; and
  a mutually agreed upon list of vocational rehabilitation providors.

The statute mandated a number of requirements including:
  that the carve-out process does not dimish compensation to injured workers; and
  that the alternative diespute resolution process retain the right to appeal to the reconsideration unit of the Workers' Compensation Appeals Board and, ultimately, to the state court of appeal.
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

A carve-out is an alternative to the dispute resolution procedures in the state workers’ compensation system. A carve-out is created through a collective bargaining agreement.  The goals of a carve-out include:

•	improving safety programs and have fewer injury and illness claims;
•	increasing access to quality medical providers and medical evaluators;
•	lowering costs of medical care;
•	reducing disputes;
•	improving collaboration between unions and employers;
•	increasing satisfaction of all parties; and
•	providing the opportunity for continuous improvement by renegotiating the terms of the carve-out on an as-needed basis.

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

Legislative statute requires that an appeals process be maintained in a carve-out.  Therefore, the arbitrator’s decision may be appealed to the reconsideration unit of the Workers’ Compensation Appeals Board and, ultimately, to the state courts of appeal.  IRC is trained to appear at these WCAB hearings.

IRC has expertise in the development of legal contracts, knowledge of negotiations of labor-management committees, and professional understanding of the medical and legal aspects of California workers’ compensation.

Business of the Company

Our primary business is providing alternative workers’ compensation solutions in the State of California through our wholly owned subsidiaries. As noted above, HCOs are networks of medical providers established to serve the workers’ compensation industry.  In the original legislation establishing HCOs, the California legislature mandated that if an employer contracts services from an HCO, the injured workers must be given a choice between at least two HCOs. Medex recognized early on that two HCO certifications were necessary to be competitive. Instead of aligning with a competitor, Medex elected to go through the lengthy application process with the DIR twice and received certification to operate two separate HCOs.  While there is no longer a statutory requirement to offer two HCOs to employers Medex continues to retain its two certifications, so that employer clients have the option of offering one or two HCOs to their employees.  We believe our ability to offer two HCOs gives potential clients greater choice, which is favored by a number of employers, especially those with certified bargaining units.

Through the two licenses to operate HCOs, we offer injured workers a choice of enrolling in an HCO with a network managed by primary care providers requiring a referral to specialists or a second HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

The two HCO certifications obtained by Medex cover the entire State of California.   Medical and indemnity costs associated with workers’ compensation in the State California are billions of dollars annually.  Our two HCO certified programs have contracted with over 3,400 individual providers and clinics, as well as, hospitals, pharmacies, rehabilitation centers and other ancillary services making our HCOs capable of providing comprehensive medical services throughout this region.  We are continually developing these networks based upon the nominations of new clients and the approvals of their claims’ administrators.  Provider credentialing is performed by Medex.

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

Unlike HCOs, MPNs are not assessed annual fees, including annual enrollee fees that must be paid to the DWC.  MPNs have fewer data reporting obligations and no annual enrollment notice delivery requirements.  MPN’s are only required to provide an enrollment notice at the time the employee first joins the MPN and a second notice must be delivered to the employee at the time he suffers a workplace injury.  As a result, there are fewer administrative costs associated with administering an MPN program, which allows MPNs to market their services at lower per enrollee fees than HCOs.

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

Because we contract with medical providers, who own their own medical equipment such as x-ray machines, we have not incurred significant capital expenditures.  We do, however, incur fixed costs such as liability insurance and other usual costs of running a business.

Physicians

We strive to select physicians known for excellence and experience in providing workers’ compensation care and writing ratable and defensible medical reports.  Medex has been able to recruit physicians with exceptional credentials and reputations.

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

Physicians’ Continuing Education

Physicians are reviewed for the latest theories and techniques in treating workplace injuries.  Protocols and treatment plan suggestions are distributed to providers on the basis of results of outcome studies as established by ACOEM, (American College of Occupational and Environmental Medicine), the State of California’s Division of Workers’ Compensation, and the Medical Disability Advisor.

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

Significant Customers

Our significant customers in the past three years, and their percentage of our total sales, are as follows:

	Year ended December 31,
Customer	2008	2007	2006
Customer A	18%	15%	10%
Customer B	15%	13%	10%
Customer C	12%	11%	-

The loss of any of these significant customers could have a material adverse effect on our results of operations and cash flow.

Competition

Although we are one of the first commercial enterprises capable of offering HCO and MPN services, there are new companies that are currently setting up similar services as those we offer.  Many of these competitors may have greater financial, research and marketing experience and resources than we do, and they represent substantial long-term competition.  As of December 2008, in California there were ten certified health care organization licenses issued to seven companies, (two of which belong to the Company.)  This translates into six direct HCO competitors.

We contract directly with a network of providers based on quality determinations rather than the provision of discounted medical services.  We believe this provides us a competitive advantage because we can market a direct relationship with providers who have demonstrated expertise in treating work related injuries and writing credible medical reports, rather than relying on third party relationships or discounts alone.

Medex offers both HCO and MPN programs to potential clients, as well as an HCO/MPN hybrid model, which we believe also gives Medex a competitive advantage, because of the manner in which the network was created.

Employees

Including the employees of our two subsidiaries, we currently employ 11 persons, including 10 on a full-time basis.  We also have a number of consultants.  In addition, all officers work on a full-time basis and directors work on a part-time basis, as needed, with no commitment for full-time employment. Over the next twelve months, we anticipate hiring additional employees only if business revenues increase and our operating requirements warrant such hirings.

Reports to Security Holders

We are subject to the reporting requirements of the Securities Exchange Act of 1934.  As such, we are required to file annual, quarterly and current reports, any amendments to those reports, proxy and registration statements and other information with the United States Securities and Exchange Commission (“SEC”) in accordance with reporting requirements.  The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8090.  We are an electronic filer and the SEC maintains an Internet site that contains reports and other information regarding the Company that may be viewed at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 1201 Dove Street, Suite 585, in Newport Beach, California, where we currently lease approximately 950 square feet of office space.  We moved to this location in February 2009 under a one-year lease.  Our monthly rent for this space is approximately $2,000 per month.  The principal offices of our operating subsidiaries, Medex and IRC are located in Long Beach, California.  Medex leases approximately 3,504 square feet of office space in Long Beach, California.  The monthly lease payment during 2008 was approximately $7,400.  The term of this lease is through February 2011.  Medex currently makes some office space available to IRC.  We anticipate the facilities we currently lease will be suitable and adequate for our needs.

ITEM 3.  LEGAL PROCEEDINGS

The information set forth in Note 12 “Litigation” to our Consolidated Financial Statements included in this report is incorporated by reference into this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “PFHO.OB.”  The following table presents the high and low bid quotations for the fiscal years ended December 31, 2008 and 2007.  The published high and low bid quotations were furnished to us by Pink OTC Markets Inc.  These quotations represent prices between dealers and do not include retail markup, markdown or commissions.  The quotations do not represent actual transactions.

	High	Low

Fiscal year ended December 31, 2008

Fourth Quarter	$.60	$.51
Third Quarter	$1.01	$.60
*Second Quarter
May 20 through June 30	$1.01	$.25
April 1 through May 19	$.06	$.04
First Quarter	$.07	$.055

Fiscal year ended December 31, 2007

Fourth Quarter	$.072	$.06
Third Quarter	$.08	$.05
Second Quarter	$.07	$.028
First Quarter	$.10	$.035

* During the second quarter fiscal 2008, the outstanding common stock of the Company was reverse-split on a one (1) share for fifty (50) share basis.  The Company’s common stock was then immediately forward split on a basis of two and one-half (2.5) shares for one (1) share of then issued and outstanding common stock.  The reverse and forward splits were given effect by the NASDAQ OMX at the open of business on May 20, 2008.

Record Holders

As of March 16, 2009 we had approximately 311 shareholders holding 802,424 shares of our common stock.  The number of record shareholders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing houses.

Dividend Policy

We have not declared a cash dividend on any class of common equity.  Our ability to pay dividends is subject to limitations imposed by Utah law.  Under Utah law, dividends may not be made if, after giving it effect: a) the Company would not be able to pay its debts as they become due in the usual course of business; or b) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of any holders of preferential rights.  Our board of directors does not, however, anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations, expansion and development of its business.

Securities for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0.00	95,750
Equity compensation plans not approved by security holders	0	$0.00	-0-
Total	0	$0.00	95,750

On August 13, 2002 we adopted the PHCO 2002 Stock Option Plan which calls for a total of 50,000 shares to be held for grant.  Unless terminated by the Board, this plan shall continue to remain effective until such time no further awards may be granted and all awards granted under the plan are no longer outstanding.  Notwithstanding the foregoing, grants of incentive stock options may only be made during the ten-year period following August 13, 2002.  In August 2002, we granted options to purchase approximately 4,250 restricted common shares to four employees pursuant to the PHCO 2002 Stock Option Plan, the adoption of which was subsequently ratified by our shareholders.  Options to acquire 938 restricted common shares were exercised, the balance expired unexercised in August 2007.

On November 18, 2005 our shareholders adopted the Pacific Health Care Organization, Inc., 2005 Stock Option Plan.  The plan provides for the grant of Company securities, including options, warrants and restricted stock to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.  Options are exercisable six months after the grant date and expire five years from the grant date.  The plan permits the granting of up to 50,000 common shares of the Company.  To date, no securities have been granted under the 2005 Plan.

Unregistered Sales of Equity Securities

No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

During the fourth quarter of the year ended December 31, 2008, we did not sell any equity securities.

Issuer Repurchases of Equity Securities

During the fourth quarter of the year ended December 31, 2008, we did not repurchase any of our equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2008 and 2007, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our consolidated financial statements and related notes beginning on page 26 of this annual report on Form 10-K.

Results of Operations

Comparison of the years ended December 31, 2008 and 2007

Revenue

Despite only a 2% decrease in the number of all employee enrollees during 2008, total revenues increased by 16% to $2,356,818, resulting from increases in HCO and other revenues of 22% and 63%, respectively, offset by a decrease in MPN revenues of 13% due to a loss of a major MPN customer during 2008.

At December 31, 2008, we had approximately 225,000 total enrollees.  This was made up of approximately 73,000 HCO enrollees and 152,000 MPN enrollees.  By comparison, at December 31, 2007 we had approximately 230,000 enrollees, including approximately 71,000 HCO enrollees and approximately 159,000 MPN enrollees.  The 3% increase in HCO and 4% decrease in MPN enrollees were primarily the result of fluctuations in employee levels among our existing employer clients.

HCO Fees

During the 2008 year, we experienced a 22% increase in revenue from HCO fees despite only a 3% increase in HCO enrollment. Although HCO enrollment increased by only 3%, the 22% increase in HCO revenues was primarily attributable to increased enrollment fees and higher levels of annual re-notification fees of existing HCO clients partially offset by enrollment termination. Initial enrollment fees and annual re-notification fees are significantly higher than monthly service fees. Thus, the resulting mix in service fees was the primary reason for the increase in HCO revenues.   Based on a review of the expiration dates of current contracts with our existing HCO clients and the current economic climate, we anticipate HCO revenues in 2009 to remain at approximately the same levels as 2008.

MPN Fees

MPN Fee revenues for the year ended December 31, 2008, were $636,599 compared to 735,482 for the year ended 2007.  As of December 31, 2008 we realized a 4% decrease in MPN enrollment compared the year ended 2007.  Along with the decrease in MPN enrollment and because of differing fee terms, unbundling of services, price competition and similar factors as compared to 2007, we realized a 13% decrease in MPN  revenues.

Despite the current unfavorable economic climate we are now facing, we expect the number of MPN enrollees and correspondingly, revenues from MPN clients in 2009 to stay more or less constant.

Other Revenue

During the year ended December 31, 2008, other revenue increased 63% to $545,053 from $335,053 in 2007.  The primary component of other revenue is nurse case management.  We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services.  Although the demand for and revenue from nurse case management have increased significantly in 2008, there is no guarantee that this trend will continue in 2009.

Based on this country’s current economic condition and the potential impact the recession may have on our future revenue, we have no assurances that our revenues for 2009 will remain constant with that of fiscal 2008.

Expenses

Total expenses increased 15% during the year ended December 31, 2008 compared to 2007.  This increase was a mainly the result increased expense levels in consulting fees, salaries and wages professional fees and employee enrollment costs offset by decreases in insurance expense and data maintenance.  We do not expect expense levels to increase significantly during 2009 unless we experience unexpected enrollment growth or increased demand for nurse case management services, which would result in additional expense to support such growth.

Consulting

During the year ended December 31, 2008, consulting fees increased to $260,882 from $228,608 during the year ended December 31, 2007.  This increase in consulting fees was primarily due to contracting with an additional nurse case manager and consulting fees paid to the President of IRC, who also serves as our independent legal consultant to Medex.  We do not anticipate that consulting fees will increase during fiscal 2009 unless we see an increased level of services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers.

Salaries and Wages

Salaries and wages increased 25% to $845,716 during the year ended December 31, 2008.  The increase in salaries & wages is mainly attributable to a salary increase to our President and the hiring of our Vice President of Marketing, and a Chief Financial Officer during the third and fourth quarters of 2007.  Additionally, the hiring of an additional administrative staff member, increases in bonuses, merit raises to certain administrative staff members also contributed to this increase.

Professional Fees

For the year ended December 31, 2008, we incurred professional fees of $235,798 compared to $169,917 during the year ended December 31, 2008.  The increase in professional fees in 2008 is largely attributable to increased legal fees associated with the costs of the reverse and forward splits of our common stock. Legal expense levels in 2009 may remain similar or be higher than 2008.

Insurance

During the year ended December 31, 2008, we incurred insurance expenses of $115,022, a $6,164 decrease over the prior year. The decrease in fiscal 2008 was primarily due to minor adjustments made to the health insurance premiums.  We do not expect insurance expense to increase materially in 2009.

Employee Enrollment

Employee enrollment expenses increased from $58,000 to $74,016 during the year ended December 31, 2008.  As an HCO, we are required to pay a fee to the State of California Division of Workers’ Compensation for each person enrolled at the end of the calendar year in our HCO program.  The increase in employee enrollment expenses in the year ended December 31, 2008 reflects the increased number of persons enrolled in our HCO program as compared to the same period ended 2007.  We do not anticipate employee enrollment expenses to increase materially in 2009.

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

During 2008, we experienced a 3% increase in HCO enrollees and a 4% decrease in MPN enrollees, resulting in an overall enrollment increase of 2%.  Data maintenance fees decreased nearly 12% during the 2008 fiscal year.  The decrease in data maintenance fees is primarily attributable to negotiation of lower printing costs with a vendor. During 2009, we do not anticipate an increase as we expect the total number of enrollees to remain fairly constant.

General and Administrative

General and administrative expenses increased nearly 12% to $320,117 during the year ended December 31, 2008.  This increase in general & administrative expense was attributable mainly to higher IT enhancement costs, vacation expense and increases in supplies and services purchased. We do not expect a significant change in general and administrative expenses in the upcoming fiscal year.

Income from Operations

The 16% increase in our total revenue and the 15% increase in total expense during 2008, resulted in a profit from operations of $255,142 compared to $204,846 during 2007.

Net Income

We realized a net income of $143,222 or $.18 per share for the year ended December 31, 2008, compared to $128,897 or $.16 per share during the year ended December 31, 2007.  As previously mentioned, under the current unfavorable economic condition facing our nation, we expect our net income for 2009 to be relatively flat when compared to fiscal 2008.

Liquidity and Capital Resources

During the 2008 fiscal year, we financed our business with revenue from operations.  As of December 31, 2008, we had cash on hand of $624,401 compared to $419,416 at December 31, 2007.  The $204,985 increase in cash on hand is the result of increased cash provided by operating activities.  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating needs during fiscal 2009 and do not, at this time, anticipate needing to find other sources of capital.  However, if our revenues are less than anticipated we may need to find other sources of capital to continue operations.

We do not currently have planned for the 2009 fiscal year any significant capital expenditures that we anticipate will require us to seek outside sources of funding.  We do, however, from time to time investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses, although we have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through debt and/or equity financing.  We do not currently possess a financial institution source of financing.  Given current credit conditions, there is no assurance that we could be successful in obtaining additional debt financing on favorable terms, or at all.  Similarly, given current market and economic conditions there is no guarantee that we could negotiate appropriate equity financing.

Cash Flow

During the fiscal year ended December 31, 2008 cash was primarily used to fund operations.   We had a net increase in cash of $204,985 and $146,358 during fiscal 2008 and 2007, respectively.  See below for additional discussion and analysis of cash flow.

	Fiscal 2008	Fiscal 2007

Net cash provided by (used in) operating activities	$210,063	$146,385
Net cash used in investing activities	(4,073)	-
Net cash provided by (used in) financing activities	(1,005)	-

Net Change in Cash	$204,985	$146,358

In fiscal 2008, net cash provided by operating activities was $210,063 compared to $146,358 in fiscal 2007.  This change in cash flow from operating activities is primarily the result of increase revenues partially offset by increased operating expenses.

During fiscal 2008, we used $4,073 in investing activities for the acquisition of furniture and fixtures.  We used $1,005 in financing activities in connection with the cash-out of fractional shares resulting from the reverse split of our common stock during fiscal 2008.

Summary of Material Contractual Commitments

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$214,066	$96,682	$99,428	$17,956	$-
Total	$214,066	$96,682	$99,428	$17,956	$-

Off-Balance Sheet Financing Arrangements

As of December 31, 2008 we had no off-balance sheet financing arrangements.

New Accounting Standards

The FASB has issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts.  SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities.  It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise’s surveillance or watch list.  We are currently evaluating the impact of SFAS No. 163.

In May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, the Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  We are currently assessing the impact of SGAS No. 162 on our financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009.  SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows.  Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant.  SFAS 161 is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, ”Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009.  We are currently assessing the impact the adoption of SFAS No. 159 will have on its financial position and results of operations.

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

Management suggests that our Summary of Significant Accounting Policies, as described in Note 2 of Notes to our Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

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

Our subscribers generally pay for their services by check and for billings made in advance, revenue is then recognized ratably over the period in which the related services are provided.  Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.  An allowance for uncollectible accounts is established for any customer who is deemed as possibly uncollectible.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pacific Health Care Organization, Inc.
Audited Financial Statements
(In U.S. Dollars)

December 31, 2008
and
December 31, 2007

/Letterhead/
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pacific Health Care Organization, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Health Care Organization Inc., as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Pacific Health Care Organization, Inc., as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ Chisholm, Bierwolf, Nilson & Morrill

Chisholm, Bierwolf, Nilson & Morrill, CPA
Bountiful, Utah
March 27, 2009

Pacific Health Care Organization, Inc.
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2008	2007

Current Assets
Cash	$624,401	$419,416
Accounts receivable, net of allowance of $20,000	177,376	224,046
Deferred tax asset	15,765	14,510
Prepaid state income tax	-	300
Prepaid expenses	50,119	50,283
Total current assets	867,661	708,555

Property & Equipment, net (Note 4)
Computer equipment	60,922	60,922
Furniture & fixtures	28,839	24,766
Total property & equipment	89,761	85,688

Less: accumulated depreciation	(85,736)	(84,857)

Net property & equipment	4,025	831

Total assets	$871,686	$709,386

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,630	$14,019
Accrued expenses (note 8)	178,836	110,248
Income tax payable	34,823	10,051
Unearned revenue	30,494	91,382
Total current liabilities	245,783	225,700
Total liabilities	245,783	225,700

Commitment	-	-

Shareholder's Equity
Preferred stock; 5,000,000 shares
authorized at $0.001 par value;
Zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares
authorized at $0.001 par value;
802,424 shares issued and outstanding (note 11)	802	802
Additional paid-in capital (note 11)	623,629	624,634
Retained earnings (deficit)	1,472	(141,750)
Total stockholders' equity	625,903	483,686

Total liabilities and stockholders' equity	$871,686	$709,386

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Consolidated Statements of Operations

	December 31,	December 31,
	2008	2007

Revenues
HCO fees	$1,175,166	$965,882
MPN fee	636,599	735,482
Other	545,053	335,430
Total revenues	2,356,818	2,036,794

Expenses
Depreciation	879	9,540
Consulting fees	260,882	228,608
Salaries & wages	845,716	676,590
Professional fees	235,798	169,917
Insurance	115,022	121,186
Employee enrollment	74,016	58,000
Data maintenance	249,246	282,134
General & administrative	320,117	285,973

Total expenses	2,101,676	1,831,948

Income from operations	255,142	204,846

Other income
Interest income	3,851	5,099
Total other income	3,851	5,099

Income before income tax provision	258,993	209,945

Income tax provision	115,771	81,048

Net income	$143,222	$128,897

	December 31,	December 31,
	2008	2007
Basic and fully diluted earnings per share:
Earnings per share amount	$0.18	$0.16
Weighted average common shares outstanding	802,424	802,424

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Consolidated Statements of Stockholders’ Equity
From January 1, 2007 to December 31, 2008

	Preferred Shares		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, January 1, 2007	-	$-	802,424	$802	$624,634	$(270,647)
Net Income for the Year Ended December 31, 2007	-	-	-	-	-	128,897
Balance, December 31, 2007	-	-	802,424	802	$624,634	$(141,750)
Stock Splits/Cash-Out of fractional shares	-	-	-	-	(1,005)	-
Net Income for the Year Ended December 31, 2008	-	-	-	-	-	143,222
Balance, December 31, 2008	-	$-	$802,424	$802	$623,629	$1,472

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31

	2008	2007
Cash Flows from Operating Activities
Net income	$143,222	$128,897
Adjustments to reconcile net income to net cash:
Depreciation	879	9,540
Changes in operating assets & liabilities:
(Increase) decrease in accounts receivable	46,670	(10,308)
Increase in income tax receivable	-	27,355
(Increase) decrease in deferred tax asset	(1,255)	105
Increase (decrease) in prepaid income tax	300	1,300
(Increase) decrease in prepaid expenses	164	(735)
Increase (decrease) in accounts payable	(12,389)	4,109
Increase (decrease) in accrued expenses	68,588	(31,817)
Increase (decrease) in income tax payable	24,772	10,051
Increase (decrease) in unearned revenue	(60,888)	7,861
Net cash provided by operating activities	210,063	146,358

Cash Flows from Investing Activities
Purchase of furniture and fixtures	(4,073)	-
Net cash used by investing activities	(4,073)	-
Cash Flows from Financing Activities
Cash-out of fractional shares of common stock	(1,005)	-
Net cash used by financing activities	(1,005)	-

Increase (decrease) in cash	204,985	146,358

Cash at beginning of period	419,416	273,058

Cash at End of Period	$624,401	$419,416

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Taxes	$91,854	$73,222

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - CORPORATE HISTORY

Pacific Health Care Organization, Inc. (the “Company”) was incorporated under the laws of the state of Utah on April 17, 1970 under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., on January 31, 2001.  On February 26, 2001, the Company acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized March 4, 1994, in a share for share exchange.  Medex is now a wholly-owned subsidiary of the Company. On August 14, 2001, we formed Workers Compensation Assistance, Inc., a California corporation, as a wholly-owned subsidiary of PHCO.  Workers Compensation Assistance changed its name to Industrial Resolutions Coalition, Inc. (“IRC”) in January 2008. The principal business of the Company is that of Medex.

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

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – CORPORATE HISTORY (CONTINUED)

By virtue of the Company’s continued certification as an HCO, it is also statutorily deemed to be qualified as an approved Managed Provider Network (“MPN”).  The Company began offering MPN services in January 2005.  As a licensed HCO and MPN, the Company is able to offer its clients an HCO program, an MPN program and a hybrid of the HCO and MPN programs.  Under this hybrid model, an employer can enroll its employees in the HCO program, and then prior to the expiration of the 90 or 180 day treatment period under the HCO program, the employer can enroll the employee into the MPN program.  This allows employers to take advantage of both programs.  To the best of the Company’s knowledge, it is currently the only entity that offers both programs together in a hybrid program.

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

Because the Company contracts with medical providers, who own their own medical equipment such as x-ray machines, the Company has not historically incurred significant capital expenditures.  The Company does, however, incur fixed costs such as liability insurance and other usual costs of running an office.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company uses the accrual method of accounting.

B.   Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.  Health care service revenues are recognized in the period in which fees are fixed or determinable and the related services are provided to the subscriber.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s subscribers generally pay in advance for their services by check for billings made in advance, revenue is then recognized ratably over the period in which the related services are provided.  Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.  An allowance for uncollectible accounts is established for any customer who is deemed as possibly uncollectible.

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

E.   Net Earnings (Per Share of Common Stock)

The computation of earning per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	For the Years Ended December 31,
	2008	2007
Basic Earnings per share:
Income (numerator)	$143,222	$128,897
Shares (denominator)	802,424	802,424
Per share amount	$.18	$.16

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fully Diluted Earnings per share:
Income (numerator)	$143,222	$128,897
Shares (denominator)	802,424	802,424
Per share amount	$.18	$.16

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

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

L.   Capital Structure

The Company has two classes of stock.  Preferred stock, 5,000,000 shares authorized, zero issued.  Voting rights and liquidation preferences have not been determined.  The Company also has voting common stock of 50,000,000 shares authorized, with 802,424 shares issued and outstanding.  No dividends were paid in either 2008 or 2007, or in any prior years.

M.   Stock Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of Financial Accounting Standards No. 123 (Revised 2004), “Accounting for Stock-Based Compensation” (SFS123[R]). This standard requires the Company to record compensation expense using the Black-Scholes pricing model.

N.  Trade Receivables

The Company in the normal course of business extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  At the
2008 year end, the Company’s bad debt reserve of $20,000 is a general reserve for balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2008 are as follows:

       Customer A          18%
       Customer B          15%
       Customer C          12%

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS

The FASB has issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts.  SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities.  It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise’s surveillance or watch list.  The Company is currently evaluating the impact of SFAS No. 163.

In May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, the Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SGAS No. 162 on its financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009.  SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows.  Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant.  SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141(R) no later than the first quarter of fiscal 2009 and is currently assessing the impact the adoption will have on its financial position and results of operations.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 3 - NEW TECHNICAL PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS No. 160, ”Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160. is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 no later than the first quarter of fiscal 2009 and is currently assessing the impact the adoption will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009.  The Company is currently assessing the impact the adoption of SFAS No. 159 will have on its financial position and results of operations.

NOTE 4 - FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item.  Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the office equipment, and furniture and fixtures, respectively.  Scheduled below are the assets, costs and accumulated depreciation at December 31, 2008 and 2007.

	Cost		Depreciation Expense		Accumulated Depreciation
Assets	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Computer equipment	$60,922	$60,922	$-	$-	$60,922	$60,922
Furniture & fixtures	28,839	24,766	879	9,540	24,814	23,935
Total	$89,761	$85,688	$879	$9,540	$85,736	$84,857

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 5 - INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 (“SFAS No. 109”) “Accounting for Income Taxes.”  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the year-ended December 31, 2008 and the year ended December 31, 2007 consisted of the following:

	2008	2007
Current
Federal	$81,703	$77,673
State	35,323	3,270
Deferred
Federal	(996)	230
State	(259)	(125)
Total tax provision (benefit)	$115,771	$81,048

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2008 and December 31, 2007 are as follows:

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 ("SFAS No. 109") "Accounting

	2008	2007
Depreciation
Federal	$(888)	$880
State	(330)	130

Reserve for bad debt
Federal	6,770	6,770
State	1,030	1,030

Vacation accrual
Federal	7,734	4,970
State	1,449	730

Deferred tax asset	$15,765	$14,510

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 5 – INCOME TAXES (CONTINUED)

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2008	2007
Expense at federal statutory rate	$70,085	$66,273
State tax effects	35,064	3,495
Non deductible expenses	10,622	11,400
Taxable temporary differences	2,764	2,250
Deductible temporary difference	(1,768)	(2,475)
Deferred tax assets valuation allowance	(996)	105
Income tax provision (benefit)	$115,771	$81,048

The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48. “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,  “Accounting for Income Taxes”.  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2008, the Company had no accrued interest or penalties.

NOTE 6 – OPERATING LEASES

Our principal executive offices are located at 1201 Dove Street, Suite 585, in Newport Beach, California, where we currently lease approximately 950 square feet of office space.  We moved to this location in February 2009 under a one-year lease.  Our monthly rent for this space is approximately $2,000 per month.  The principal offices of our operating subsidiaries, Medex and IRC are located in Long Beach, California.  Medex leases approximately 3,504 square feet of office space in Long Beach, California.  The monthly lease payment during 2008 was approximately $7,400.  The term of this lease is through February 2011.  Medex currently makes some office space available to IRC.  We anticipate the facilities we currently lease will be suitable and adequate for our needs.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 6 – OPERATING LEASES (CONTINUED)

	Year	Office Lease Amount	Equipment Lease Amount	Total Amount
Total Lease Commitments	2009	$91,450	$5,232	$96,682
	2010	94,196	5,232	99,428
	Thereafter	15,776	2,180	17,956
	Total	$201,442	$12,644	$214,066

Rent expense for the office space for the year ended December 31, 2008 and December 31, 2007 was $103,719 and $100,887, respectively.  Equipment rent expense for the year ended December 31, 2008 was $5,333

NOTE 7– MAJOR CUSTOMERS

The Company had three customers who accounted for 10 percent or more of the Company’s total revenues during the years ending December 31, 2008, and December 31, 2007, respectively.  The percentages of total revenues for the years ended 2008 and 2007 are as follows:

	2008	2007
Customer A	18%	15%
Customer B	15%	13%
Customer C	12%	11%

NOTE 8– ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following;	2008	2007
Employee enrollment fees	$75,000	$70,394
Compensated abences	22,735	14,614
Legal fees	80,783	4,000
Other	318	21,240
Total	$178,836	$110,248

NOTE 9– OPTIONS FOR PURCHASE OF COMMON STOCK

In August 2002, the Company adopted a stock option plan.  The Company adopted a plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.   Options are exercisable six months after the grant date and expire five years from the grant date.  The exercise price of the options is $1.00.  The fair market value of the options at the date of grant was determined to be $.70 due to earlier issuances for cash of this stock.  The plan calls for a total of 50,000 shares to be held for grant.  There was no activity for 2008.  A summary of activity for 2007 is as follows:

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 9– OPTIONS FOR PURCHASE OF COMMON STOCK (CONTINUED)

2002 Stock Option Plan

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2007	3,313	$1.00
Granted	-	-
Exercised	-	-
Expired Unexercised	(3,313)	-
Outstanding, December 31, 2007	-	-
Granted	-	-
Exercised	-	-
Expired Unexercised	-	-
Outstanding, December 31, 2008	-	-
Exercisable, December 31, 2008	-	-

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

NOTE 10- STOCK OPTION AGREEMENT

On April 20, 2004, the board of directors agreed to a stock option agreement with an officer of the Company, effective as of October 11, 2004.  The agreement calls for the grant of 17,500 options that vest and are exercisable as follows: 5,000 the first year, with an exercise price of $1.00; 5,000 the second year, with an exercise price of $2.00; and 7,500 the third year, with an exercise price of $4.00.  The options expire three years from the date of grant, thus the options have expired as of October 11, 2007.  This stock option agreement was separate from and not made under either the 2002 or 2005 stock option plans.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 10- STOCK OPTION AGREEMENT (CONTINUED)

2004 Stock Option Agreement

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2007	17,500	$2.57
Granted	-	-
Exercised	-	-
Expired Unexercised	(17,500)	-
Outstanding, December 31, 2007	-	-
Granted	-	-
Exercised	-	-
Expired Unexercised	-	-
Outstanding, December 31, 2008	-	-
Exercisable, December 31, 2008	-	-

In accordance with SFAS 123, Accounting for Stock-Based Compensation, no amount has been charged to compensation expense for the years ended December 31, 2008 and 2007, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

As permitted under Utah law and as approved by the Company’s stockholders at a Special Meeting of Stockholders, 12,568 pre-reverse split shares of common stock were reduced to fractional shares (less than one whole share) by the reverse split and such fractional shares were not reissued.  Rather, the fractional shares were cancelled and converted into the right to receive a cash payment for the value of the fractional share.  The Company believes that the transaction will result in significantly reduced shareholder record keeping and mailing expenses and will provide holders of fewer than the 50 pre-reverse split shares with an efficient, cost-effective way to cash-out their investments.  As of December 31, 2008, the Company had paid an aggregate amount of $1,005 owed to cashed-out fractional share shareholders.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

As a result of the reverse and forward splits, the Company has restated its outstanding shares on the balance sheets for December 31, 2008 and 2007 and in Note 2(e). Neither the authorized common stock of the Company, nor the par value of the common stock were affected by the splits. The outstanding shares at December 31, 2007 were 15,427,759 before the splits, following the splits; the outstanding shares of the Company were 802,424. For the year end December 31, 2008, $14,626 was reclassified from common stock to additional paid-in-capital.

NOTE 12 - LITIGATION

To the knowledge of management, there is no material litigation or governmental agency proceeding pending or threatened against the Company or any of its subsidiaries. Further, the Company is not aware of any material proceeding to which and director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer or affiliate of the Company or security holder is a party adverse to the Company of any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

NOTE 13 – SUBSEQUENT EVENTS

None.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008.  The term “disclosure controls and procedures” as defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act, means controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the our directors, executive officers, promoters and control persons, their ages, and all offices and positions held within the Company as of
December 31, 2008.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name	Age	Present PositionWith the Company	Director Since
Tom Kubota	69	Director, Chief Executive Officer, and President	September 2000
Fred Odaka	72	Chief Financial Officer and Secretary
David Wang	45	Director	November 2007
Thomas Iwanski	51	Director	November 2004
Doug Hikawa	51	President, Medex Healthcare, Inc.
Geri Plotzke	66	Vice President, Managed Care Services of Medex Healthcare, Inc.
David Kim	36	Vice President, Sales and Marketing of Medex Healthcare, Inc.
Donald P. Balzano	63	President, Industrial Resolutions Coalition, Inc.

The following sets forth certain biographical information relating to the Company’s officers, directors and key employees and consultants:

Tom Kubota.  Mr. Kubota has thirty years of experience in the investment banking, securities and corporate finance field. He held the position of Vice President at Drexel Burnham Lambert; at Stem, Frank, Meyer and Fox; and at Cantor Fitzgerald.  Mr. Kubota is the president of Nanko Investments, Inc., which specializes in capital formation services for high technology and natural resources companies.  He has expertise in counseling emerging public companies and has previously served as a director of both private and public companies.  For the last five years, Mr. Kubota has been primarily engaged in running his consulting firm Nanko Investments, Inc.  During the past five years, Mr. Kubota also served as CEO of Fabrics International, Ltd., a privately held corporation.  Fabrics International, and each of its three wholly-owned subsidiaries, terminated operations and filed for bankruptcy in 2005.   Mr. Kubota is not a nominee or director of any other SEC registrant.

Fred Odaka.  Mr. Odaka joined PHCO as CFO in August 2008.  He has held senior level management positions in corporate finance for over 30 years and served as CFO for private and public companies.  Most recently, from 1998 to May 2008, Mr. Odaka was CFO of Rx for Africa, Inc. (“RXAF”), f/k/a Diamond Entertainment Corporation (“DMEC”) – OTCBB.  In May 2007, DMEC merged with RXAF and changed its name to Rx for Africa, Inc.  RXAF owns and operates a large pharmaceutical plant in Addis Ababa, Ethiopia.  Prior to the merger, DMEC marketed and sold DVD titles to the home video market primarily through mass merchandisers and department stores. For four years, Mr. Odaka was a Financial Consultant and Analyst for Kibel, Green Inc., a leading West Coast business advisory and financial service firm specializing in corporate re-structure and crisis intervention.  Mr. Odaka was also a co-founder of Rexon Inc., a manufacturer of computers and computer peripheral equipment and from 1978 to 1984 held the position of Vice President/CFO and was instrumental in taking the company public. Mr. Odaka also served as Controller of the computer division of Perkin-Elmer, a NYSE traded company.  Mr. Odaka received his Bachelor of Science degree in Finance from Fresno State College, Fresno, California.

David Wang. Mr. Wang co-founded and has served as the President of Aces Fuel Technology in Santa Monica, California. Aces Fuel Technology specialized in marketing and selling a fuel and oil catalyst. Mr. Wang is responsible for overseeing the day-to-day operations of the Aces Fuel Technology. From 2001 through 2003, Mr. Wang worked as a Proprietary Trader for Schonfeld Securities in Santa Monica, California where he was responsible for trading U.S. equities. Mr. Wang earned a BS in computer Science/Mathematics from the University of California, Los Angeles (UCLA) in 1985. He earned an MBA degree in Financial and Entrepreneurial Studies from the Anderson School at UCLA in 2000. Mr. Wang is not a nominee or director of any other SEC registrant.

Thomas Iwanski.  Since May 2007, Mr. Iwanski has served as Director and Chief Executive Officer of Live-Vu Communications, Inc, a company that specializes in turnkey telemedicine and telehealth solutions for hospitals, clinics, long-term care facilities and homes incorporating proprietary video technology.  From September 2006 through May 2007 Mr. Iwanski served as Chief Financial Officer of SyncVoice Communications, Inc.  From April 2005 through July 2006, Mr. Iwanski served as Senior Vice President, Corporate Secretary and Chief Financial Officer of IP3 Networks, Inc.  From February 2003 through April 2005 Mr. Iwanski served as a Special Advisor to the CEO of Procom Technology, Inc., where he played a prominent role in the development and implementation of business and financial strategies.  Mr. Iwanski has also served in various positions including, Vice President Finance, Chief Financial Officer, Director and Secretary for a number of companies, including Cognet, Inc., NetVantage, Inc., Kimalink, Inc., Xponent Photonics, Inc., Prolong, Inc., and Memlink, Inc.  Mr. Iwanski also has approximately ten years of public accounting experience having worked for KPMG, LLP, as a Senior Audit Manager and a Certified Public Accountant. Mr. Iwanski received a Bachelor of Business Administration from the University of Wisconsin-Madison in 1980.  Mr. Iwanski is not a nominee or director of any other SEC registrant.

Significant Employees

Doug Hikawa. President of Medex Healthcare, Inc. Mr. Hikawa has served as the President of Medex since October 1, 2006.  Prior to that he was the Senior Vice President of Medex since 2002 and has over 27 years experience in the workers’ compensation industry in California in various positions, including Vice President of Operations, Director, Workers’ Compensation Operations and Vice President Claims. Mr. Hikawa has been administering Health Care Organization programs since 1996 and Medical Provider Network program since 2005. Mr Hikawa received a BS in Business Administration in 1979 from Cal State University of Long Beach.

Geri Plotzke.  Vice President of Managed Care Services of Medex Healthcare, Inc. Ms. Plotzke has served as the Vice President of Managed Care Services since October 1, 2006. Prior to that she served as the Director of Managed Care Services of Medex since 2003 and has over 17 years experience in the workers’ compensation and healthcare industries. Ms. Plotzke’s prior work experience includes various managerial positions including Medical Management Director, Workers; Compensation Program Director, and Disability Case Management Program Director for various insurance and medical management companies. Mrs. Plotzke received an AA in Nursing in 1970 at Los Angeles City College, as well as, a BA in 1981 and a MBA in 1989 in Business Administration from the University of Redlands.

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

Significant Consultants

Donald P. Balzano.  President of Industrial Resolutions Coalition, Inc.   Mr. Balzano is a graduate of the UCLA School of Law and is a member of the State Bar of California.  From 1979 through 1990 he was the president of Western Medical Review and Care Resources, Inc.  From 1990 through 1995 he founded Balzano & Associates which focused on medical and legal delivery systems for workers’ compensation programs and he held the position of vice president and general counsel for Keenan & Associates where he was responsible for corporate legal activity and for creation of a workers' compensation defense attorney and managed medical care program.  From 1996-2001 Mr. Balzano served as the president and CEO of Priority CompNet, a California workers’ compensation health care organization.  Mr. Balzano has been with the Industrial Resolution Coalition, Inc. since 2007 and was appointed to the position of President in November 2007.  Mr. Balzano also serves as a consultant with Medex and was formerly the Chief Executive Officer of Medex.

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

Compliance with Section 16(a) of the Exchange Act

Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5.  Based on management’s review of these reports during the year ended December 31, 2008, it appears that Mr. Odaka, our Chief Financial Officer, filed a Form 3, three days late, at the time he accepted position with the Company.

Code of Ethics

Our board of directors has adopted a code of ethics that will apply to its principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code.  We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters.  All such requests should be sent care of Pacific Health Care Organization, Inc., Attn: Corporate Secretary, 1201 Dove Street, Suite 585, Newport Beach, California 92660.

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

The nominating committee will consider director candidates nominated by shareholders during such times as the Company is actively considering obtaining new directors.  Candidates recommended by shareholders will be evaluated based on the same criteria described above.  Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Secretary and include:

•	a statement that the writer is a shareholder (providing evidence if the person's shares are held in street name) and is proposing a candidate for consideration;
•	the name and contact information for the candidate;
•	a statement of the candidate’s business and educational experience;
•	information regarding the candidate’s qualifications to be director, including but not limited to an evaluation of the factors discussed above which the board would consider in evaluating a candidate;
•	information regarding any relationship or understanding between the proposing shareholder and the candidate;
•	information regarding potential conflicts of interest; and
•	a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected.

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

Compensation Committee

We do not have a standing compensation committee or a charter; rather our Chief Executive Officer (“CEO”) evaluates officer and employee compensation issues subject to the approval of our board of directors. Our CEO makes recommendations to the board of directors as to employee benefit programs and officer and employee compensation. Historically, our CEO has not made recommendations to the board of directors regarding his own compensation, although we have no policy prohibiting the CEO from doing so. Our board of directors may seek input from the CEO as to his compensation, but CEO compensation must be approved by a majority of our board of directors. Neither the CEO nor the board of directors engaged compensation consultants during the year.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the total compensation paid during the 2008 and 2007 fiscal years to the person serving as our principal executive officer, and individuals for whom disclosure would have been required but for the fact these individuals were not serving as executive officers of PHCO at the end of the last completed fiscal year.  Other than our CEO, none of our other executive officers’ compensation exceeded $100,000 for the year ended December 31, 2008.  The person named below are referred to in this Item 11 as the “named executive officers”.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Tom Kubota	2008	101,400	9,000	-0-		110,400
Chief Executive Officer,	2007	75,600	9,000	-0-		84,600
President and Director

Doug Hikawa	2008	143,400	22,000	15,638	(1)	181,038
President, Medex	2007	145,800	14,400	30,806	(2)	191,006

Geri Plotzke	2008	98,400	18,000	13,610	(3)	130,010
Vice President, Medex	2007	94,692	8,100	10,494	(3)	113,286

Donald Balzano (4)	2008	-0-	-0-	121,438	(5)	121,438
Former CEO, Medex	2007	-0-	-0-	126,250	(5)	126,250
President, IRC
(1) Represents  medical, vision and dental health insurance premiums paid on Mr. Hikawa’s behalf.
(2) Represents  medical, vision and dental health insurance premiums paid on Mr. Hikawa’s behalf in the amount of $12,712, and (ii) PTO payouts of $18,094.
(3) Represents medical, vision and dental health insurance premiums paid on Ms. Plotzke’s behalf.
(4) Donald Balzano resigned as CEO of Medex Healthcare, Inc and became a consultant to Medex effective October 1, 2006. At the end of 2007, Mr. Balzano was appointed President of Industrial Resolutions Coalition, Inc.
                        (5) Represents consulting fees paid to Mr. Balzano for services rendered to Medex and IRC.

We do not have a standing compensation committee, rather our Chief Executive Officer (“CEO”) evaluates officer and employee compensation issues subject to the approval of our board of directors. Our CEO makes recommendations to the board of directors as to employee benefit programs and officer and employee compensation. Historically, our CEO has not made recommendations to the board of directors regarding his own compensation, although we have no policy prohibiting the CEO from doing so. Our board of directors may seek input from the CEO as to his compensation, but CEO compensation must be approved by a majority of our board of directors.

Salary

Salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers.  The salary for each named executive officer is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between the Company and the named executive officer. Thereafter, changes to annual salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance, economic condition and local market and labor conditions.  With the exception of Tom Kubota, our CEO, who received a salary increase in 2008, the board of directors did not extended salary or other benefit increases to any of the other named executive officers for the 2008 fiscal year.

Non-Equity Incentive Compensation and Cash Bonuses

From time to time, we may make cash awards to our named executive officers.  Such awards may be designed to incentivize employees over a specified period of time pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria is established.  In the event this type of cash award were made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Non-Equity Incentive Plan Compensation.”  The criteria for earning such non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time the non-equity incentive compensation plan is established.  Our board of directors discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan.  The board of directors did not establish a non-equity incentive compensation during fiscal 2008 and no non-equity incentive compensation was awarded during the year.

We may also make cash awards to our named executive officers and employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded.  Such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.”  At the end of 2008, our independent directors approved a $9,000 cash bonus for Mr. Kubota based on the continued profitability of the Company and Mr. Kubota’s performance as the CEO and President.  The full board of directors also approved cash bonuses of $22,000 and $18,000 respectively for Mr. Hikawa and Ms. Plotzke based on the continued profitability of Medex, the contributions of these individuals to such profitability and the fact that the board of directors did not extend salary raises to either Mr. Hikawa or Ms. Plotzke for the 2009 fiscal year.

Equity Incentive Compensation

From time to time, we may also make equity incentive awards to our named executive officers in the form of stock options, restricted stock grants or some other form of equity award.  Equity incentive awards would be reflected in the “Summary Compensation Table” under the columns entitled “Stock Awards” or “Option Awards” as appropriate.  Our board of directors did not award equity incentive compensation to any of our named executive officers in 2008 or 2007, and is under no contractual obligation to award equity incentive compensation in the future.

While our board of directors has not awarded equity incentive compensation in either of the past two fiscal years and is under no obligation to make any such awards in the future, that does not mean the board of directors may not, as it deems appropriate, award equity incentive compensation in the future.

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

Employment Agreements

We do not have employment agreements with any of our named executive officers or employees.  All of our employees, including our named executive officers are employed on an at will basis.

Termination and Change in Control

We do not have agreements, plans or arrangements, written or unwritten, with any of our named executive officers that would provide for payments or other benefits to any of our named executive officers following, or in connection with, the resignation, retirement or other termination of a named executive officer or change in control of the Company or a change in the responsibilities of any named executive officer following a change in control of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None of the named executive officers held an outstanding equity award at our fiscal year end.

Stock Option Plans

2002 Stock Option Plan

In August 2002 our board of directors adopted the Pacific Health Care Organization, Inc. 2002 Stock Option Plan (the “Plan”).  The Plan was later ratified by our shareholders at a special meeting of shareholders held in November 2004.  The Plan reserves 50,000 common shares for distribution under the Plan.  The purpose of the Plan is to allow us to offer key employees, officers, directors, consultants and sales representatives an opportunity to acquire a proprietary interest in the Company.  The various types of incentive awards which may be provided under the Plan enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business.  In August 2002 we granted to four employees options to purchase approximately 4,250 shares of our common stock. Options to acquire 938 shares was exercised, the balance expired unexercised.  Currently there are no options or other grants outstanding under this Plan.

2005 Stock Option Plan

In November 2005 our shareholders adopted the Pacific Health Care Organization, Inc., 2005 Stock Option Plan.  The plan provides for the grant of Company securities, including options, warrants and restricted stock to officers, consultants and employees to acquire shares of our common stock at a purchase price equal to or greater than fair market value as of the date of the grant.  Options are exercisable six months after the grant date and expire five years from the grant date.  The plan permits the granting of up to 50,000 common shares.  To date, no securities have been granted under the 2005 Plan.

Employee Stock Purchase Plan

We do not currently have an employee stock purchase plan in place.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total ($)
Thomas Iwanski	7,400(1)	7,400
Tom Kubota	0	0
David Wang	6,800(2)	6,800

(1)  Includes $4,400 paid for 12 directors’ meetings attended in person, $1,000 for attending the annual stockholders’ meeting and $2,000.00 for consulting services.
(2)  Includes $3,800 paid for 10 directors’ meetings attended, $1,000 for attending the annual stockholders’ meeting and $2,000 for consulting services.

Our non-employee directors were compensated $300 for each directors’ meeting attended in person through July 2008 and $500 per meeting attended starting August 2008.  Additionally, $1,000 is paid for the annual stockholders’ meeting, plus airfare and hotel expense.  During fiscal 2008 our non-employee directors were each paid $2,000 for time spent investigating and consulting with management regarding potential acquisitions and development of additional revenue streams.  No director receives a salary as a director.

Director Stock Purchase Plan

We do not currently have a director stock purchase plan in place.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 16, 2009, the name and the number of shares of our common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 802,424 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all executive officers and directors as a group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class
Common	Donald P. Balzano (1) 5422 Michelle Drive Torrance, CA 90503	54,165	7.0%
Common	Thomas Iwanski (2) 1541 Amberwood Drive Santa Ana, CA 92705	-	*
Common	Tom Kubota (2) (3) 1201 Dove Street, Suite 585 Newport Beach, CA 92660	455,456	56.7%
Common	Nanko Investments(3) 1280 Bison, Suite B9-596 Newport Beach, CA 92660	432,626	53.9%
Common	Fred Odaka(2) 1201 Dove Street, Suite 585 Newport Beach, CA 92660	-	*
Common	David Wang (2) 138 Ocean Way Santa Monica, CA 90402	-	*
Common	Janet Zand 1505 Rockcliff Road Austin, TX 78796	54,165	6.8%
All executive officers and directors as a group (4 persons)		508,124	63.3%
	TOTAL	562,289	70.1%

* Less than 1%.
(1) Mr. Balzano is the President of our wholly-owned subsidiary Industrial Resolutions Coalition, Inc.
(2) Mr. Iwanski, Mr. Wang and Mr. Kubota are directors of the Company.  Mr. Kubota and Mr. Odaka are executive officers of the Company.
 (3) The number of shares attributed to Mr. Kubota includes 22,830 shares held of record by Mr. Kubota and 432,626 shares held of record by Nanko Investments, Inc.  Mr. Kubota is the President of Nanko Investments, Inc.  As such, Mr. Kubota may be deemed to have voting and/or investment power over the shares held by Nanko Investments and therefore may be deemed to be the beneficial owner of those shares.

Change in Control

To the knowledge of the management, there are no present arrangements or pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As disclosed in Item 10. Executive Compensation during the years ended December 31, 2008 and 2007 we paid Donald Balzano $121,438 and $126,250, respectively, in consulting fees for services provided to Medex and IRC.  Mr. Balzano is the President of IRC.  He also owns more than 5% of our outstanding common stock.

In accordance with our written policies and procedures our board of directors is charged with monitoring and reviewing issues involving potential conflicts of interests and reviewing and approving all related party transactions.  In general, for purposes of our policy, a related party transaction is a transaction, or a material amendment to any such transaction, involving a related party and the Company involving any amount in excess of 1% of the average of our total assets at year end for the last two completed fiscal years.  Our policy requires our management or our board of directors to review and approve related party transactions.  In reviewing and approving any related party transaction or material amendment to any such transaction, management or the board of directors must satisfy themselves that they have been fully informed as to the related party’s relationship to the Company and interest in the transaction and as to the material facts of the transaction, and must determine that the related party transaction is fair to the Company.

The board has determined that Mr. Iwanski and Mr. Wang would each qualify as an independent director as that term is defined in the listing standards of the NYSE Amex.  Such independence definition includes as series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  In addition, as further required by the NYSE Amex listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Chisholm Bierwolf, Nilson & Morrill, CPA served as the Company’s independent registered public accounting firm for the years ended December 31, 2008 and 2007, and is expected to serve in that capacity for the 2009 fiscal year.  Principal accounting fees for professional services rendered for the Company by Chisholm, Bierwolf, Nilson & Morrill for the years ended December 31, 2008 and 2007, are summarized as follows:

	2008	2007
Audit	$35,193	$39,750
Audit related	$-	$-
Tax	$4,000	$4,000
All other	$870	$2,500
Total	$40,063	$46,184

Audit Fees.  Audit fees were for professional services rendered in connection with our annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

Tax Fees.  Tax fees related to services for tax compliance and consulting.

All Other Fees.  Other fees were for EDGAR filing services provided to the Company.

Board of Directors Pre-Approval Policies and Procedures.  At its regularly scheduled and special meetings, our board of directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm. The board of directors has the authority to grant pre-approvals of non-audit services.

The board of directors has not, as of the time of filing this annual report on Form 10-K with the Securities and Exchange Commission, adopted policies and procedures for pre-approving audit or permissible non-audit services performed by our independent auditors. Instead, the board of directors as a whole has pre-approved all such services. In the future, our board of directors may approve the services of our independent registered public accounting firm pursuant to pre-approval policies and procedures adopted by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of director’s responsibilities to our management.

The board of directors has determined that the provision of services by Chisholm, Bierwolf, Nilson & Morrill described above are compatible with maintaining its independence as our independent registered public accounting firm.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

(1) Financial Statements

The following financial statements of the Registrant are included in response to Item 8 of this annual report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

Consolidated Statements of Stockholders’ Equity From January 1, 2007 to December 31, 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

None.

(b) Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation and Amendments Thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(3)
3.5	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(3)
4.1	Pacific Health Care Organization, Inc., 2002 Stock Option Plan(1)
4.2	Pacific Health Care Organization, Inc., 2005 Stock Option Plan(4)
14.1	Code of Ethics(5)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on September 19, 2002.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A-2 as filed with the Commission on July 13, 2004.
(3)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A as filed with the Commission on May 15, 2008.
(4)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A as filed with the Commission on October 21, 2005.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB as filed with the Commission on April 17, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

/s/ Tom Kubota	March 31, 2009
Tom Kubota
Chief Financial Officer, President and Director

/s/ Fred U. Odaka	March 31, 2009
Fred U. Odaka
Chief Financial Officer

/s/ Thomas Iwanski	March 31, 2009
Thomas Iwanski
Director

/s/ David Wang	March 31, 2009
David Wang
Director