Form 10-Q
period 2009-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2009-05-15
CIK 1138476

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 000-50009

PACIFIC HEALTH CARE ORGANIZATION, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0285238
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1201 Dove Street, Suite 585
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

Large accelerated filer ☐                                                                                                                                              Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐                                                               Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☒

As of May 6, 2009, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1. Financial Information
Pacific Health Care Organization, Inc.

Consolidated Balance Sheets
ASSETS
	March 31, 2009 (unaudited)	December 31, 2008
Current Assets
Cash	$539,196	$624,401
Accounts receivable, net of allowance of $20,000	269,656	177,376
Deferred tax asset	15,765	15,765
Prepaid expenses	47,846	50,119
Total current assets	872,463	867,661

Property and equipment, net (note 4)
Computer equipment	60,922	60,922
Furniture & fixtures	28,839	28,839
Total property & equipment	89,761	89,761

Less: accumulated depreciation	(85,881)	(85,736)

Net property & equipment	3,880	4,025

Total assets	$876,343	$871,686

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,570	$1,630
Accrued expenses (Note 8)	212,500	178,836
Tax payable	4,291	34,823
Unearned revenue	25,027	30,494
Total current liabilities	245,388	245,783
Total liabilities	245,388	245,783

Commitments and Contingencies	-	-

Shareholders' Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value;
zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $0.001 par value;
802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings	6,524	1,472
Total stockholders' equity	630,955	625,903

Total liabilities and stockholders' equity	$876,343	$871,686

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Consolidated Statements of Operations
(Unaudited)
	For three months ended March 31,
	2009	2008
Revenues:
HCO fees	$244,998	$278,551
MPN fees	149,560	187,392
Other	126,797	127,724
Total revenues	521,355	593,667

Expenses:
Depreciation	146	831
Consulting fees	62,586	65,030
Salaries & wages	212,451	177,072
Professional fees	56,595	82,381
Insurance	28,671	30,728
Employment enrollment	15,000	18,000
Data maintenance	55,632	64,355
General & administrative	84,501	77,746

Total expenses	515,582	516,143

Income from operations	5,773	77,524

Other income:
Interest income	747	992
Total other income	747	992

Income before taxes	6,520	78,516

Income tax provision	1,468	33,108

Net income	$5,052	$45,408

Basic and fully diluted earnings per share:
Earnings per share amount	$.01	$.06
Weighted average common shares outstanding	802,424	802,424

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$5,052	$45,408
Adjustments to reconcile net income to net cash:
Depreciation	145	831
Changes in operating assets & liabilities
(Increase) decrease in accounts receivable	(92,280)	19,546
(Increase) in deferred tax asset	-	(964)
(Increase) in prepaid state income tax	-	(600)
Decrease in prepaid expenses	2,273	8,684
Increase in accounts payable	1,940	11,836
Increase in accrued expenses	33,664	35,481
Increase (decrease) in tax payable	(30,532)	21,998
(Decrease) in unearned revenue	(5,467)	(65,051)
Net cash provided by (used in) operating activities	(85,205)	77,169

Cash Flows from Investing Activities
Net cash used by investing activities	-	-

Cash Flows from Financing Activities
Net cash used by financing activities	-	-

Increase (decrease) in cash	(85,205)	77,169

Cash at beginning of period	624,401	419,416
Cash at end of period	$539,196	$496,585

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$32,000	$10,051

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2009

NOTE 1 - CORPORATE HISTORY

Pacific Health Care Organization, Inc. was incorporated under the laws of the State of Utah, on April 17, 1970 under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., on January 31, 2001.  On February 26, 2001, we acquired Medex Healthcare, Inc., a California corporation organized March 4, 1994, in a share for share exchange.  Medex is a wholly-owned subsidiary of the Company.  Medex is in the business of managing and administering Health Care Organizations (“HCOs”) and Medical Provider Network (“MPNs”) in the state of California.  On August 14, 2001, we formed Workers Compensation Assistance, Inc. as a wholly-owned subsidiary of PHCO.  In January 2008, Workers Compensation Assistance, Inc. changed its name to Industrial Resolutions Coalition, Inc.  Industrial Resolutions Coalition, Inc. is actively working towards participation in the business of creating legal agreements for the implementation of Workers’ Compensation Carve-Outs for California employers with collective bargaining units.

Medex Healthcare, Inc.

HCOs are networks of medical providers established to serve the workers’ compensation industry.  In the original legislation establishing HCOs, the California legislature mandated that if an employer contracts services from an HCO, the injured workers must be given a choice between at least two HCOs. To be competitive, our wholly owned subsidiary, Medex, recognized early on that it was necessary to have two HCO certifications. Instead of aligning with a competitor, Medex elected to go through the lengthy applications process with the California Department of Industrial Relations (“DIR”) twice to obtain licensure for and to operate two separate HCOs.  While there is no longer a statutory requirement to offer two HCOs to employers, Medex continues to retain its two certifications. As such, employer clients have the option of offering one or two HCOs to their employees.  Medex believes its ability to offer two HCOs gives potential clients greater choice, which is favored by a number of employers, especially those with certified bargaining units.

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2009

NOTE 1 - CORPORATE HISTORY – (Continued)

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

Industrial Resolutions Coalition, Inc.

In 2001 we incorporated Workers Compensation Assistance, Inc., (now known as Industrial Resolutions Coalition, Inc., as a wholly-owned subsidiary, with the intent of pursuing other opportunities in the workers’ compensation field.  Toward the end of 2007 we identified a business opportunity within the workers’ compensation field that we have begun to pursue.  Through IRC, we will be in the business of creating legal agreements for the implementation of Workers’ Compensation Carve-Outs for California employers with collective bargaining units, and the administration of such programs within the statutory and regulatory requirements.

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2009

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2009

NOTE 2 - Significant Accounting Policies (continued)

E.   Net Earnings (Loss) Per Share of Common Stock (unaudited)

   The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	For the Three Months Ended March 31,
	2009	2008
Basic Earnings per share:
Income (numerator)	$5,052	$45,408
Shares (denominator)	802,424	802,424
Per share amount	$0.01	$0.06

Fully Diluted Earnings per share:
Income (numerator)	$5,052	$45,408
Shares (denominator)	802,424	802,424
Per share amount	$0.01	$0.06

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2009

NOTE 2 - Significant Accounting Policies (continued)

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

L.   Capital Structure

The Company has two classes of stock.  Preferred stock, 5,000,000 shares authorized, zero issued.  Voting rights and liquidation preferences have not been determined. The Company also has voting common stock of 50,000,000 shares authorized, with 802,424 shares issued and outstanding.  No dividends were paid in the three months ended March 31, 2009 and 2008, nor in any prior period.

M.   Stock-Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of Financial Accounting Standards No. 123 (Revised 2004), “Accounting for Stock-Based Compensation” (SFS123[R]). This standard requires the Company to record compensation expense using the Black-Scholes pricing model.

N.   Trade Receivables

The Company, in the normal course of business, extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  At the three months ended March 31, 2009, a $20,000 general reserve for balances over 90 days past due has been established.

The percentages of the major customers to total accounts receivable for the three months ended March 31, 2009 (unaudited) are as follows:

Customer A	22%
Customer B	20%
Customer C	14%

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2009

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

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, the Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SGAS No. 162 on its financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141 (R) did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2009

NOTE 3 – New Technical Pronouncements (continued)

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

NOTE 4 - Fixed Assets

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is three and seven years for office equipment, and furniture and fixtures, respectively. Scheduled below are the assets, costs and accumulated depreciation at March 31, 2009 (unaudited) and December 31, 2008.

	Cost		Depreciation Expense		Accumulated Depreciation
	For the Three Months Ended	For the Year Ended	For the Three Months Ended	For the Year Ended	For the Three Months Ended	For the Year Ended
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Assets
Computer Equipment	$60,922	$60,922	$-	$-	$60,922	$60,922
Furniture & Fixtures	28,839	28,839	145	831	24,959	24,814

Totals	$89,761	$89,761	$145	$831	$85,881	$85,736

NOTE 5 - Income Taxes

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 (“SFAS No. 109”) “Accounting for Income Taxes.”  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the three months ended March 31, 2009 and the year ended December 31, 2008 consisted of the following:

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2009

NOTE 5 - Income Taxes (continued)

	2009	2008
	(unaudited)
Current:
Federal	$892	$81,703
State	576	35,323
Deferred:
Federal	-	(996)
State	-	(259)
Total tax (benefit)	$1,468	$115,771

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at March 31, 2009 (unaudited) and December 31, 2008 are as follows:

	2009	2008
Depreciation
Federal	$(889)	$(888)
State	(232)	(330)
Reserve for bad debts
Federal	6,770	6,770
State	1,030	1,030
Vacation accrual
Federal	7,734	7,734
State	1,449	1,449
Deferred tax asset	$15,862	$15,765

The reconciliation of income tax computed at statutory rates of income tax benefits at March 31, 2009 (unaudited) and December 31, 2008 is as follows:

	2009	2008
Expense at federal statutory rate	$978	$70,085
State tax effects	490	35,064
Non deductible expenses	-	10,622
Taxable temporary differences	-	2,764
Deductible temporary differences	-	(1,768)
Deferred tax asset valuation increase	-	(996)
Income tax (benefit)	$1,468	$115,771

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2009

NOTE 5 - Income Taxes (continued)

The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of March 31, 2009 and December 31, 2008, the Company had no accrued interest or penalties.

NOTE 6 - Operating Leases (unaudited)

Our principal executive offices are located at 1201 Dove Street, Suite 585, in Newport Beach, California, where we currently lease approximately 950 square feet of office space.  We moved to this location in March 2009 under a one-year lease.  Our monthly rent for this space is approximately $2,000 per month.  The principal offices of our operating subsidiaries, Medex and IRC are located in Long Beach, California.  Medex leases approximately 3,504 square feet of office space in Long Beach, California.  The monthly lease payment during the quarter ended March 31, 2009 was approximately $7,400.  The term of this lease is through February 2011.  Medex currently makes some office space available to IRC. Medex also has an equipment lease for an office copier with monthly payments of $436 expiring in May 2011. We anticipate the facilities we currently lease will be suitable and adequate for our needs.

Total Lease Commitments	Year	Office Lease Amount	Equipment Lease Amount	Total Amount
	2009	$86,976	$3,924	$90,900
	2010	98,208	5,232	$103,440
	Thereafter	15,776	2,180	$17,956
	Total	$200,960	$11,336	$212,296

Rent expense for the office space for the three months ended March 31, 2009 and March 31, 2008 was $26,674 and $25,575, respectively.  Equipment rent expense for the three months ended March 31, 2009 was $1,308.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2009

NOTE 7 - Major Customers

The Company had four customers who, accounted for 10 percent, or more of the Company’s total revenues during the three months ended March 31, 2009 and three customers in the year ended December 31, 2008.  The percentages of total revenues for the three months ended March 31, 2009 and the year ended December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
	(unaudited)
Customer A	17%	18%
Customer B	17%	15%
Customer C	12%	12%
Customer D	11%	-

NOTE 8 - Accrued and Other Liabilities

	March 31, 2009	December 31, 2008
	(unaudited)
Accrued liabilities consist of the following:
Employment Enrollment Fees	$90,000	$75,000
Compensated Absences	24,662	22,735
Legal Fees	88,000	80,783
Other	318	318
Total	$212,500	$178,836

NOTE 9 - Options for Purchase of Common Stock

In August 2002, the Company adopted a stock option plan.  The Company adopted a plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.   Options are exercisable six months after the grant date and expire five years from the grant date.  The exercise price of the options is $1.00.  The fair market value of the options at the date of grant was determined to be $.70 due to earlier issuances for cash of this stock.  The plan calls for a total of 50,000 shares to be held for grant.  No securities were issued under the plan during the first quarter 2009 or during the 2008 fiscal year.

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2009

NOTE 10 – Stockholders’ Equity

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

As permitted under Utah law and as approved by the Company’s stockholders at a Special Meeting of Stockholders, 12,568 pre-reverse split shares of common stock were reduced to fractional shares (less than one whole share) by the reverse split and such fractional shares were not reissued.  Rather, the fractional shares were cancelled and converted into the right to receive a cash payment for the value of the fractional share.  The Company believes that the transaction will result in significantly reduced shareholder record keeping and mailing expenses and provided holders of fewer than the 50 pre-reverse split shares with an efficient, cost-effective way to cash-out their investments.  As of March 31, 2009, the Company had paid an aggregate amount of $1,005 to cashed-out fractional share shareholders.

As a result of the reverse and forward splits, the Company has restated its outstanding shares on the balance sheets for March 31, 2009, December 31, 2008 and 2007 and in Note 2(e). Neither the authorized common stock of the Company, nor the par value of the common stock were affected by the splits. Prior to the splits, the Company had 15,427,759 shares of common stock outstanding.  Following the splits the outstanding common stock of the Company was 802,424 shares. For the year end December 31, 2008, $14,626 was reclassified from common stock to additional paid-in-capital.

NOTE 11 - Unaudited Information

The financial statements for the three months ended March 31, 2009 and 2008 were taken from the books and records of the Company without audit.  However, such information reflects all adjustments, which are in the opinion of management, necessary to properly reflect the results of the three months ended March 31, 2009 and 2008, and are of a normal, recurring nature.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Item 2. Management's Discussion and Analysis of Financial Statements and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate” “projected” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Securities and Exchange Commission.

Throughout this report, unless the context indicates otherwise, the terms, “we,” “us,” “our” or “the Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”) and Industrial Resolutions Coalition, Inc. (“IRC”).

Overview

 We are in the business of managing and administering Health Care Organizations (“HCOs”) and Medical Provider Network (“MPNs”) in the state of California. For many years, workers’ compensation costs in California have been high. Since 1993, the legislature in California has enacted various laws designed to introduce alternatives to the traditional model of worker’s compensation aimed at controlling costs by giving employers greater control over the medical treatment of injured workers for a longer period of time.

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

Liquidity and Capital Resources

                 As of March 31, 2009, we had cash on hand of $539,196 compared to $624,401 at December 31, 2008.  The $85,205 decrease in cash on hand is the result of decreases in tax payable, unearned revenues and increases in accounts receivable, partially offset by increases in accrued expenses.  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.  We do not anticipate needing to find other sources of capital at this time. However, if our revenues are less than anticipated we may need to find other sources of capital to continue operations.

We do not currently have planned for the next twelve months any significant capital expenditures that we anticipate will require us to seek outside sources of funding.  We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through debt and/or equity financing.  We do not currently possess a financial institution source of financing.  Given current credit conditions, there is no assurance that we could be successful in obtaining additional debt financing on favorable terms, or at all.  Similarly, given current market and economic conditions there is no guarantee that we could negotiate appropriate equity financing.

Results of Operations

Comparison of the three months ended March 31, 2009 and 2008

Revenue

The total number of employee enrollees decreased 9% during three months ended March 31, 2009 compared to March 31, 2008. Total revenues decreased 12% to $521,355.  As of March 31, 2009, we had approximately 213,000 total enrollees.  Enrollment consisted of approximately 59,000 HCO enrollees and 154,000 MPN enrollees.  By comparison as of March 31, 2008 we had approximately 234,000 enrollees, including approximately 73,000 HCO enrollees and approximately 161,000 MPN enrollees.

We believe the decrease in employee enrollees and revenue is indicative of the current economy.  The economic slowdown has, and we expect will continue to impact us, as employers seek to address the effects of the current economic environment on their individual businesses.  As a result of the economic slowdown, employers are reducing their workforce.  However, this may lead to an increase in workers’ compensation claims.

In the current economic environment, we anticipate businesses will seek ways to reduce their workers’ compensation program costs.   As a result, we expect to experience client turnover, in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of existing services.  We also anticipate our market may shrink as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.  As a result, the market is currently subject to restructuring in the type and pricing of services provided in our industry.  We expect these factors may continue to erode HCO Fees, MPN Fees and Other Revenue until economic conditions improve.

HCO Fees

During the three months ended March 31, 2009 and 2008, HCO fee revenues were $244,998 and $278,551 respectively.  The 19% decrease in HCO enrollment during the three months ended March 31, 2009, resulted in a 12% decrease in revenue from HCO fees.  This was attributable to decreased employee enrollment and re-notification of existing clients.

MPN Fees

MPN Fee revenues for the three months ended March 31, 2009 were $149,560 compared to $187,392 for the three months ended March 31, 2008.  As of March 31, 2009 we realized a 4% decrease in MPN enrollment when compared the same period 2007.  Along with the decrease in MPN enrollment and because of differing fee terms, unbundling of services, price competition and similar factors as compared to 2008, we realized a 20% decrease in MPN  revenues.

Other Revenue

During the three months ended March 31, 2009, other revenue decreased 1% to $126,797 from $127,724 in the same period a year earlier.  The primary component of other revenue is nurse case management.  We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services.

Expenses

Total expenses for the three months ended March 31, 2009 and 2008 were $515,582 and $516,143.  The decrease of $561 was the result in decreases in consulting fees, professional fees, insurance, employment enrollment and data maintenance, partially offset by increases in salaries and wages and general and administrative expenses.

Consulting Fees

During the three months ended March 31, 2009, consulting fees decreased to $62,586 from $65,030 during the three months ended March 31, 2008.  This decrease of $2,444 in consulting fees was primarily due to reduced level of lobbyist fees.  We do not anticipate that consulting fees will increase during fiscal 2009 unless we see an increased level of services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers.

Salaries and Wages

Salaries and wages increased $35,379 or 20% during the three months ended March 31, 2009.  The increase in salaries & wages is primarily due to the hiring of an additional administrative staff member, a bonus paid to our CEO and merit increases to certain administrative staff members.  Based upon the current trend in declining revenues, we are contemplating the reduction of our current salary and wage levels by implementing a companywide salary cut, including the elimination of annual bonuses paid at the end of the year.

Professional Fees

For the three months ended March 31, 2009, we incurred professional fees of $56,595 compared to $82,381 during the three months ended March 31, 2008.  This 31% decrease in fees is the result of decreased accounting and legal fees, partially offset by increases in medical consulting fees and NCM fees. The decrease in accounting fee was the result of terminating the outside accounting consultant in December 2008.  The lower legal expenses during the first quarter 2009, resulted from the higher expense level in 2008 associated with the reverse and forward splits of our common stock.  Should potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses arise, legal expenses may be considerably higher in future quarters.

Insurance

During the three months ended March 31, 2009, we incurred insurance expenses of $28,671, a $2,057 decrease over the prior year three months.  The decrease in 2009 was primarily due to minor adjustments made to the health insurance premiums.  We do not expect insurance expense to increase materially in 2009.

Employment Enrollment

Employment enrollment expenses decreased $3,000 to $15,000 during the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  As an HCO, we are required to pay a fee to the State of California – Division of Workers’ Compensation (DWC) for each person enrolled at the end of the calendar year in our HCO program.  Because employee enrollment expenses are not determined until year end, we accrue expense during the year based on our estimation of what enrollment will be at year end. We anticipate that employee enrollment will be lower at December 31, 2009 than it was at December 31, 2008 due to less HCO enrolled employees.

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

During the three months ended March 31, 2009 we experienced a 19% decrease in HCO enrollment and a 4% decrease in MPN enrollment, resulting in an overall enrollment decrease of 9%.  Data maintenance fees decreased 14% to $55,632 during the three months ended March 31, 2008.  The decrease in data maintenance fees is primarily attributable to lower data maintenance costs associated with the renewal of MPN enrollees and lower prices negotiated with third party service providers.  We expect data maintenance fees will be lower throughout 2009 as compared to 2008.

General and Administrative

General and administrative expenses increased 9% to $84,501 during the three months ended March 31, 2009.  This increase in general and administrative expense was attributable to increases in  expenses associated with maintaining a provider network site, printing and reproduction and miscellaneous expense partially offset by decreases in advertising expense, equipment repairs and shareholders’ meeting expense. We expect current general and administrative expenses to be lower in the remaining months of 2009 as a result of cutting operating costs in proportion to the anticipated decline in revenues.

Net Income

During the three months ended March 31, 2008, total revenues of $521,355 were lower by $73,312 when compared to the same period in 2008.   This decrease in total revenues was slightly offset by the $521 decrease in total expenses resulting in an income from operations of $5,773 compared to an income from operations of $77,524 during three months ended March 31, 2008.  Correspondingly, we only realized a net profit of $5,052 for the three months ended March 31, 2009, compared to a net income of $45,408, during the three months ended March 31, 2008.  As the current recession has had an adverse impact on our gross revenues during the three month period ending March 31, 2009, we expect this trend will continue throughout 2009.

Cash Flow

During the three months ended March 31, 2009 cash was primarily used to fund operations. We had a net decrease in cash of $85,205 during the three months ended March 31, 2009.  See below for additional discussion and analysis of cash flow.

	For the three months ended March 31,
	2009 (unaudited)	2008 (unaudited)
Net cash provided by (used in) operating activities	$(85,205)	$77,169
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-

Net Change in Cash	$(85,205)	$77,169

During the three months ended March 31, 2009, net cash used in operating activities was $85,205, compared to net cash provided by operating activities of $77,169 during the three months ended March 31, 2008.  As discussed herein we realized net income from operations of $5,052 during the three months ended March 31, 2009, compared to a net income of $45,408 during the three months ended March 31, 2008.

We did not engage in investing or financing activities during the three months ended March 31, 2009 or 2008.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of March 31, 2009:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Equipment Leases	$11,336	$5,232	$6,104	$-	$-
Office Leases	200,960	114,192	86,768	-	-
Total	$212,296	$119,424	$92,872	$-	$-

Off-Balance Sheet Financing Arrangements

As of March 31, 2009 we had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

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

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, the Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  We are currently assessing the impact of SGAS No. 162 on our financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141 (R) did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160. is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

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

Our subscribers generally pay in advance for their services by check payment, and revenue is then recognized ratably over the period in which the related services are provided.  Advance payments from subscribers are recorded on the balance sheet as deferred revenue.  In circumstance where payment is not received in advance, revenue is only recognized if collectability is reasonably assured. An allowance for uncollectible accounts is established for any customer who is deemed as possibly uncollectible.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Item 4T.   Controls and Procedures

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control

There was no change in our internal control over financial reporting during the three months ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: May 15, 2009	By:	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer

Date: May 15, 2009	By:	/s/ Fred Odaka
Fred Odaka
Chief Financial Officer