Form 10-Q
period 2009-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2009-08-14
CIK 1138476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number:	000-50009

PACIFIC HEALTH CARE ORGANIZATION, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0285238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Dove Street, Suite 585 Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

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

As of August 11, 2009, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Information
Pacific Health Care Organization, Inc.
Balance Sheets

ASSETS
	June 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$518,661	$624,401
Accounts receivable, net of allowance of $20,000	365,930	177,376
Deferred tax asset	15,765	15,765
Prepaid income tax	8,600	-
Prepaid expenses	59,395	50,119
Total current assets	968,351	867,661

Property and equipment, net (note 4)
Computer equipment	60,922	60,922
Furniture & fixtures	28,839	28,839
Total property & equipment	89,761	89,761

Less: accumulated depreciation	(86,027)	(85,736)

Net property & equipment	3,734	4,025

Total assets	$972,085	$871,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,644	$1,630
Accrued expenses (note 8)	235,946	178,836
Income tax payable	33,756	34,823
Unearned revenue	25,437	30,494
Total current liabilities	299,783	245,783
Total liabilities	299,783	245,783

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $0.001 par value; 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings	47,871	1,472
Total stockholders’ equity	672,302	625,903

Total liabilities and stockholders’ equity	$972,085	$871,686

The accompanying notes are an integral part of these financial statements.

Pacific Health Care Organization, Inc.
Statements of Operations
(Unaudited)

	For three months ended		For six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
HCO fees	$230,263	$295,467	$475,261	$574,018
MPN fees	151,291	148,016	300,851	335,408
Other	125,136	146,319	251,933	274,043
Total revenues	506,690	589,802	1,028,045	1,183,469

Expenses:
Depreciation	145	-	291	831
Consulting fees	57,497	59,810	120,083	124,840
Salaries & wages	181,856	190,530	394,602	367,602
Professional fees	35,657	76,144	92,252	158,525
Insurance	28,115	26,339	56,786	57,067
Employment enrollment	15,000	18,000	30,000	36,000
Data maintenance	46,905	62,418	102,537	126,773
General & administrative	71,360	71,747	155,861	149,493

Total expenses	436,535	504,988	952,117	1,021,131
Income from operations	70,155	84,814	75,928	162,338

Other income:
Interest income	657	756	1,404	1,748
Total other income	657	756	1,404	1,748

Income before taxes	70,812	85,570	77,332	164,086

Income tax provision	29,465	36,472	30,933	69,580

Net income	$41,347	$49,098	$46,399	$94,506

	For three months ended		For six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic and fully diluted earnings per share:
Earnings per share amount	$.05	$.06	$.06	$.12
Weighted average common shares outstanding	804,424	804,424	804,424	804,424

The accompanying notes are an integral part of these financial statements.

Pacific Health Care Organization, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$46,399	$94,506
Adjustments to reconcile net income to net cash:
Depreciation	291	831
Changes in operating assets & liabilities
(Increase) in accounts receivable	(188,554)	(3,959)
(Increase) in deferred tax asset	-	(2,087)
( Increase) in prepaid income tax	(8,600)	(20,620)
(Increase) in prepaid expenses	(9,276)	(295)
Increase (decrease) in accounts payable	3,014	(14,019)
Increase in accrued expenses	57,110	49,659
Increase (decrease) in income tax payable	(1,067)	59,593
Increase (decrease) in unearned revenue	(5,057)	(13,958)
Net cash provided by (used in) operating activities	(105,740)	149,651

Cash Flows from Investing Activities
Cash-out of fractional shares of common stock	-	(1,005)
Net cash used by investing activities		(1,005)

Cash Flows from Financing Activities
Net cash used by financing activities	-	-

Increase (decrease) in cash	(105,740)	148,646

Cash at beginning of period	624,401	419,416
Cash at end of period	$518,661	$568,062

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Taxes	$40,600	$32,594

The accompanying notes are an integral part of these financial statements.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2009

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
For the Six Months Ended June 30, 2009

NOTE 1 - Corporate History (continued)

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2009

NOTE 2 - Significant Accounting Policies (continued)

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

E.   Net Earnings (Loss) Per Share of Common Stock (unaudited)

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  There were no dilutive instruments outstanding at June 30, 2009 or 2008.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic and Fully Diluted Earnings per share:
Income (loss) (numerator)	$41,347	$49,098	$46,399	$94,506
Shares (denominator)	802,424	802,424	802,424	802,424
Per share amount	$.05	$.06	$.06	$.12

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
For the Six Months Ended June 30, 2009

NOTE 2 - Significant Accounting Policies (continued)

H.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its’ wholly - owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

I.   Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

The Company’s financial instruments consist of cash, receivables, payables, and notes payable.  The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

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
For the Six Months Ended June 30, 2009

NOTE 2 - Significant Accounting Policies (continued)

L.    Capital Structure

The Company has two classes of stock.  Preferred stock, par value $.001, 5,000,000 shares authorized, zero issued.  Voting rights and liquidation preferences have not been determined. The Company also has voting common stock, par value $.001, of 50,000,000 shares authorized, with 802,424 shares issued and outstanding.  No dividends were paid in the six months ended June 30, 2009 and 2008, nor in any prior period.

M.    Stock-Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of Financial Accounting Standards No. 123 (Revised 2004), “Accounting for Stock-Based Compensation” (SFS123[R]). This standard requires the Company to record compensation expense using the Black-Scholes pricing model.

N.    Trade Receivables

The Company, in the normal course of business, extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  At the six months ended June 30, 2009 and at the year ended December 31, 2008, a $20,000 general reserve for balances over 90 days past due has been established. There have not been any recognized bad debts during 2009.

The percentages of the major customers to total accounts receivable for the six months ended June 30, 2009 (unaudited) are as follows:

Customer A	22%
Customer B	16%
Customer C	14%
Customer D	13%

NOTE 3 - New Technical Pronouncements

The FASB has issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts.  SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities.  It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise’s surveillance or watch list.  SFAS 163 is not currently applicable to the Company since the Company does not have any financial guarantee insurance contracts.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2009

NOTE 3 - New Technical Pronouncements (continued)

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

NOTE 4 - Fixed Assets

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is three and seven years for office equipment, and furniture and fixtures, respectively. Scheduled below are the assets, costs and accumulated depreciation at June 30, 2009 (unaudited) and December 31, 2008.

	Cost		Depreciation Expense		Accumulated Depreciation
	For the Six Months Ended	For the Year Ended	For the Six Months Ended	For the Year Ended	For the Six Months Ended	For the Year Ended
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Assets:
Computer Equipment	$60,922	$60,922	$-	$-	$60,922	$60,922
Furniture & Fixtures	28,839	28,839	291	831	25,105	24,814
Totals	$89,761	$89,761	$291	$831	$86,027	$85,736

NOTE 5 - Income Taxes

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 (“SFAS No. 109”) “Accounting for Income Taxes.”  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2009

NOTE 5 - Income Taxes (continued)

The tax provision (benefit) for the six months ended June 30, 2009 and the year ended December 31, 2008 consisted of the following:

	2009	2008
	(unaudited)
Current:
Federal	$23,200	$81,703
State	7,733	35,323
Deferred:
Federal	-	(996)
State	-	(259)
Total tax	$30,933	$115,771

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at June 30, 2009 and December 31, 2008 are as follows:

	2009	2008

Net operating loss	$-	$-
Depreciation
Federal	(888)	(888)
State	(330)	(330)
Reserve for bad debts
Federal	6,770	6,770
State	1,030	1,030
Vacation accrual
Federal	7,734	7,734
State	1,449	1,449
Charitable contribution	-	-

Deferred tax asset	$15,767	$15,767

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:
	2009	2008

Expense at federal statutory rate	$23,200	$70,085
State tax effects	7,733	35,064
Non deductible expenses	-	10,622
Taxable temporary differences	-	2,764
Deductible temporary differences	-	(1,768)
Deferred tax asset valuation increase	-	(996)
Income tax (benefit)	$30,933	$115,771

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
For the Six Months Ended June 30, 2009

NOTE 5 - Income Taxes (continued)

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of June 30, 2009 and December 31, 2008, the Company had no accrued interest or penalties.

NOTE 6 - Operating Leases

Our principal executive offices are located at 1201 Dove Street, Suite 585, in Newport Beach, California, where we currently lease approximately 950 square feet of office space.  We moved to this location in March 2009 under a one-year lease.  Our monthly rent for this space is approximately $2,000 per month.  The principal offices of our operating subsidiaries, Medex and IRC are located in Long Beach, California.  Medex leases approximately 3,504 square feet of office space in Long Beach, California.  The monthly lease payment during the quarter ended June 30, 2009 was approximately $7,700.  The term of this lease is through February 2011.  Medex currently makes some office space available to IRC. Medex also has an equipment lease for an office copier with monthly payments of $436 expiring in May 2011. We anticipate the facilities we currently lease will be suitable and adequate for our needs.

Total Lease Commitments:	Year	Office Lease Amount	Equipment Lease Amount	Total Amount
	2009	$57,984	$2,616	$60,600
	2010	98,208	5,232	103,440
	Thereafter	15,776	2,180	17,956
	Total	$171,968	$10,028	$181,996

Rent expense for the office space for the six months ended June 30, 2009 and June 30, 2008 was $55,666 and $51,479, respectively.  Equipment rent expense for the six months ended June 30, 2009 was $2,616.

NOTE 7 - Major Customers

The Company had four and three customers, respectively, who accounted for 10 percent or more of the Company’s total revenues during the six months ended June 30, 2009 and year ended December 31, 2008.  The percentages of total revenues for the six months ended June 30, 2009 and the year ended December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
	(unaudited)
Customer A	13%	18%
Customer B	16%	15%
Customer C	0%	12%
Customer D	21%	0%
Customer E	13%	0%

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2009

NOTE 8 - Accrued and Other Liabilities

	June 30, 2009	December 31, 2008
	(unaudited)
Accrued liabilities consist of the following;
Employment Enrollment Fees	$104,250	$75,000
Compensated Absences	22,888	22,735
Legal Fees	94,000	79,000
Accounting Fees	14,490	1,783
Other	318	318
Total	$235,946	$178,836

NOTE 9 - Options for Purchase of Common Stock

In August 2002, the Company adopted a stock option plan.  The Company adopted a plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.   Options are exercisable six months after the grant date and expire five years from the grant date.  The exercise price of the options is $1.00.  The fair market value of the options at the date of grant was determined to be $.70 due to earlier issuances for cash of this stock.  The plan calls for a total of 50,000 shares to be held for grant.  No securities were issued under the plan during the six months period ending June 30, 2009 or during the 2008 fiscal year.

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

NOTE 10 - Unaudited Information

The financial statement for the six months ended June 30, 2009 and 2008 were taken from the books and records of the Company without audit.  However, such information reflects all adjustments, which are in the opinion of management, necessary to properly reflect the results of the six months ended June 30, 2009 and 2008, and are of a normal, recurring nature.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

Under the HCO guidelines, all HCOs are required to pay certain annual fees to the California Division of Workers’ Compensation (“DWC”).  These fees include an annual fee per employee enrolled in the HCO at the end of the calendar year.  The HCO guidelines also impose certain data reporting requirements on the HCO and annual enrollment notice delivery requirements.  These requirements increase the administrative costs of an HCO.

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

Liquidity and Capital Resources

           As of June 30, 2009, we had cash on hand of $518,661 compared to $624,401 at December 31, 2008.  The $105,740 decrease in cash on hand is the result of decreases in revenue from operations and unearned revenue, increase in accounts receivables and prepaid income taxes offset by increases in accrued expenses and accounts payables.  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.  We do not anticipate the need to find other sources of capital at this time.

We do not currently have planned any significant capital expenditures during the next twelve months that we anticipate will require us to seek outside sources of funding.  We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through debt and/or equity financing.  We do not currently possess a financial institution source of financing.  Given current credit conditions, there is no assurance that we could be successful in obtaining additional debt financing on favorable terms, or at all.  Similarly, given current market and economic conditions there is no guarantee that we could negotiate appropriate equity financing.

Results of Operations

Comparison of the three months ended June 30, 2009 and 2008

Revenue

The total number of employee enrollees decreased 6% during three months ended June 30, 2009 compared to June 30, 2008.  Total revenues decreased 14% to $506,690.  As of June 30, 2009, we had approximately 216,000 total enrollees.  Enrollment consisted of approximately 57,000 HCO enrollees and 159,000 MPN enrollees.  By comparison as of June 30, 2008 we had approximately 228,000 enrollees, including approximately 75,000 HCO enrollees and approximately 153,000 MPN enrollees.

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

Our business generally has a long sales cycle, typically in excess of one year. However, once we have established a customer relationship, our revenue adjusts with the growth or retraction of our customers’ managed headcount volume.  New customers are added throughout the year and other customers terminate from the program for a variety of reasons.  Our single largest customer will terminated its contract with us effective August 1, 2009.  We anticipate the impact on revenue of this termination will be significant on a go forward basis as this customer accounted for approximately $158,000 and $161,000, of  revenue for the quarters ending September 30, 2008 and December 31, 2008, respectively. The total 2008 revenue generated from this customer was approximately $681,000.

In the current economic environment, we anticipate businesses will seek ways to further reduce their workers’ compensation program costs.  Even though the HCO and MPN programs create a favorable return on investment for employers as our services are a significant part of the employers’ loss prevention programs to avoid significant workers’ compensation claims and provide a framework for expeditiously returning their employees back to work at the lowest cost, it is always a challenge to justify our fees to our customers.  As a result, we may experience some client turnover, in the form of existing employer clients short-sightedly seeking to terminate or renegotiate the scope and terms of existing services.  We also anticipate our market may shrink as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.  The market is currently subject to restructuring in the type and pricing of services provided in our industry.  We expect these factors may continue to erode HCO Fees, MPN Fees and Other Revenue until economic conditions improve.

Total revenues decreased 14% to $506,690, in the second quarter 2009 over the second quarter 2008. HCO revenues decreased 22% due to decreased HCO enrollees. MPN revenues increased 2% due to increases in MPN enrollees in the second quarter 2009. Other revenue decreased 14% as a result of providing decreased nurse case management services to our customers.

HCO Fees

During the three months ended June 30, 2009 and 2008, HCO fee revenues were $230,263 and $295,467 respectively.  A 24% decrease in HCO enrollment during the three months ended June 30, 2009, resulted in this 22% decrease in revenue from HCO fees.  This was attributable to decreased employee enrollment and renotification of existing clients.

MPN Fees

MPN fee revenue for the three months ended June 30, 2009 was $151,291 compared to $148,016 for the three months ended June 30, 2008.  During the second fiscal quarter we realized a 4% increase in MPN enrollment when compared the same period 2008.  Although MPN enrollment increased 4%, because of differing fee terms, unbundling of services, price competition and similar factors, we realized only a 2% increase in MPN revenue during the three months ended June 30, 2009.

Other Revenue

During the three months ended June 30, 2009, other revenue decreased 14% to $125,136 from $146,319 in the same period a year earlier.  The primary component of other revenue is nurse case management.  We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services.

Expenses

Total expenses during the three months ended June 30, 2009 compared to 2008, decreased 14% to $436,535 primarily as a result of decreased professional fees caused by higher legal fees incurred in the 2008 quarter related to the reverse and forward stock splits.  Additionally, during the three months ended June 30, 2009, salaries and wages and data maintenance expense were lower by 5% and 25%, respectively, when compared to the same period a year earlier.

Consulting Fees

During the three months ended June 30, 2009, consulting fees decreased to $57,497 from $59,810 during the three months ended June 30, 2008.  This decrease in consulting fees of $2,313 was primarily due to lower lobbyist consulting fees.   We do not anticipate that consulting fees will increase during fiscal 2009 unless we see an increased level of services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers.

Salaries and Wages

Salaries and wages decreased $8,674 or 5% during the three months ended June 30, 2009 from the same period a year earlier.  The decrease in salaries & wages was due primarily to the termination of a nurse case manager and a 10% reduction in wages for salaried employees that went into effect in  May 2009.

Professional Fees

For the three months ended June 30, 2009, we incurred professional fees of $35,657 compared to $76,144 during the three months ended June 30, 2009.  This 53% decrease in professional fees was the primarily the result of decreased legal fees during the three months ended June 30, 2009 when compared to the previous year quarter which included legal fees associated with our the reverse and forward splits of our common stock.  Should potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses arise, legal expenses may be considerably higher in future quarters.

Insurance

During the three months ended June 30, 2009, we incurred insurance expenses of $28,115 a $1,776 increase over the prior year three months of 2008.  We do not expect insurance expense to increase materially in 2009.

Employment Enrollment

Employment enrollment decreased $3,000 to $15,000 during the three months ended June 30, 2009, compared to the three months ended June 30, 2008.  As an HCO, we are required to pay a fee to the DWC for each person enrolled at the end of the calendar year in our HCO program.  Because employee enrollment expenses are not determined until year end, we accrue expenses during the year based on our estimation of what enrollment will be at year end. We anticipate that employee enrollment will be lower at December 31, 2009 than it was at December 31, 2008 due to fewer HCO enrolled employees.

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

Data maintenance fees decreased 25% during the three months ended June 30, 2009.  The decrease in data maintenance fees was primarily attributable to the decreased level of HCO enrollees, lower data maintenance costs associated with the renewal of MPN enrollees and lower prices negotiated with third party service providers.  We expect data maintenance fees will be lower throughout 2009 as compared to 2008.

General and Administrative

General and administrative expenses for the three months ended June 30, 2009 and 2008 were $71,360 and $71,747, respectively.  We expect current general and administrative expenses to be lower in the remaining months of 2009, as compared to the comparable period of 2008, as a result of cutting operating costs in proportion to the anticipated decline in revenues.

Net Income

While we realized a 14% decrease in our total revenue during the quarter, this decrease was partially offset by a 13% decrease in total expenses during the three months ended June 30, 2009, which led to a $14,659 decrease in income from operations during three months ended June 30, 2009.

As a result of lower revenues and lower expenses, we realized a net income of $41,347 compared to $49,098 during three months ended June 30, 2009 and 2008, respectively.

Comparison of the six months ended June 30, 2009 and 2008

Revenue

The total number of employee enrollees decreased 6% during six months ended June 30, 2009 compared to June 30, 2008.  As a result, total revenues decreased 13% to $1,028,045.  As of June 30, 2009, we had approximately 216,000 total enrollees.  Enrollment consisted of approximately 57,000 HCO enrollees and 159,000 MPN enrollees.  By comparison as of June 30, 2008 we had approximately 228,000 enrollees, including approximately 75,000 HCO enrollees and approximately 153,000 MPN enrollees.

HCO Fees

During the six months ended June 30, 2009 and 2008, HCO fee revenues were $475,261 and $574,018 respectively.  The 24% decrease in HCO enrollment during the six months ended June 30, 2009, resulted in a 17% decrease in revenue from HCO fees.  This was attributable to decreased employee enrollment and decreased re-notification of existing clients.

MPN Fees

MPN Fee revenues for the six months ended June 30, 2009 were $300,851 compared to $335,408 for the six months ended June 30, 2008.  As of June 30, 2009 we realized a 4% increase in MPN enrollment when compared the same period 2008.  Although we had an increase in MPN enrollment during the six months ended June 30, 2009, factors such as differing fee terms, unbundling of services, price competition and other similar factors as compared to 2008, resulted in a 10% decrease in MPN revenues compared to the same period 2008.

Other Revenue

During the six months ended June 30, 2009, other revenue decreased 8% to $251,933 from $274,043 in the same period a year earlier.  As noted above, the primary component of other revenue is nurse case management.  Other revenue decreased during the six months ended June 30, 2009 because of the decline in demand for nurse case management services.

Expenses

Total expenses for the six months ended June 30, 2009 and 2008 were $952,117 and $1,021,131.  The decrease of $69,014 was the result in decreases in consulting fees, professional fees, insurance, employment enrollment and data maintenance, partially offset by increases in salaries and wages and general and administrative expenses.

Consulting Fees

During the six months ended June 30, 2009, consulting fees decreased to $120,083 from $124,840 during the six months ended June 30, 2008.  This decrease of $4,757 in consulting fees was primarily due to reduced level of lobbyist fees.  We do not anticipate that consulting fees will increase during fiscal 2009 unless we see an increased level of services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers.

Salaries and Wages

Salaries and wages increased $26,705 or 7% during the six months ended June 30, 2009.  The increase in salaries & wages is primarily, due to the hiring of an additional administrative staff member, a bonus paid to our CEO and merit increases to certain administrative staff members, offset by a 10% wage reduction implemented in May 2009 for our salaried employees and the termination of a nurse case manager.

Professional Fees

For the six months ended June 30, 2009, we incurred professional fees of $92,252 compared to $158,525 during the six months ended June 30, 2008.  This 42% decrease in fees is the result of decreased accounting and legal fees, partially offset by increases in medical consulting fees and NCM fees. The decrease in accounting fee was the result of terminating the outside accounting consultant in December 2008.  The lower legal expenses during the six months ended June 30, 2009, resulted from the higher expense level in 2008 associated with the reverse and forward splits of our common stock.

Insurance

During the six months ended June 30, 2009, we incurred insurance expenses of $56,786, a $281 decrease over the prior year six months.  The decrease in 2009 was primarily due to minor adjustments made to the health insurance premiums.

Employment Enrollment

Employment enrollment expenses decreased $6,000 to $30,000 during the six months ended June 30, 2009, compared to the six months ended June 30, 2008.  As an HCO, we are required to pay a fee to the DWC for each person enrolled at the end of the calendar year in our HCO program.  Because employee enrollment expenses are not determined until year end, we accrue expense during the year based on our estimation of what enrollment will be at year end.

Data Maintenance

During six months ended June 30, 2009 we experienced a 32% decrease in HCO enrollment and a 4% increase in MPN enrollment, resulting in an overall enrollment decrease of 6%.  Data maintenance fees decreased 19% to $102,537 during the six months ended June 30, 2009.  The decrease in data maintenance fees is primarily attributable to lower data maintenance costs associated with the renewal of MPN enrollees and lower prices negotiated with third party service providers.

General and Administrative

General and administrative expenses increased 4% to $155,861 during the six months ended June 30, 2009.  This increase in general and administrative expense was attributable to increases in expenses associated with maintaining a provider network site, printing and reproduction and miscellaneous expense partially offset by decreases in advertising expense, equipment repairs, travel and entertainment expense and shareholders’ meeting expense. We expect current general and administrative expenses to be lower in the remaining months of 2009 as a result of cutting operating costs in proportion to the anticipated decline in revenues.

Net Income

During the six months ended June 30, 2009, total revenues of $1,028,045 were lower by $155,424 when compared to the same period in 2008.   This decrease in total revenues was offset by the $69,014 decrease in total expenses resulting in an income from operations of $75,928 compared to an income from operations of $162,338 during six months ended June 30, 2008.  Correspondingly, we realized a net profit of $46,399 for the six months June 30, 2009, compared to a net income of $94,506, during the six months ended June 30, 2008.  As the current recession has had an adverse impact on our gross revenues and net income during the three and six month periods ending June 30, 2009, we expect this trend will continue throughout 2009.

Cash Flow

During the six months ended June 30, 2009 cash was primarily used to fund operations. We had a net decrease in cash of $105,740 during the six months ended June 30, 2009 as compared an increase in cash of $148,646 at June 30, 2008.  See below for additional discussion and analysis of cash flow.

	For the six months ended June 30,
	2009	2008
	(unaudited)	(unaudited)

Net cash provided by (used in) operating activities	$(105,740)	$149,651
Net cash used in investing activities	-	(1,005)
Net cash provided by financing activities	-	-

Net Change in Cash	$(105,740)	$148,646

During the six months ended June 30, 2009, net cash used in operating activities was $105,740 compared to net cash provided by operating activities of $149,651 during the six months ended June 30, 2008.  As discussed herein we realized net income from operations of $46,399 during the six months ended June 30, 2009, compared to $94,506 during the six months ended June 30, 2008.

We did not engage in investing activities during the six months ended June 30, 2009 and used only $1,005 in investing activities during the six months ended June 30, 2008 for the cash-out of fractional shares of common stock resulting from the reverse split of our common stock in May 2008.  We did not engage in any financing activities in six months ended June 30, 2009 or 2008.

Summary of Material Contractual Commitments

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Equipment Leases	$10,028	$5,232	$4,796	$-	$-
Office Leases	171,968	108,864	63,104	-	-

Total	$181,996	$114,096	$67,900	$-	$-

Off-Balance Sheet Financing Arrangements

As of June 30, 2009 we had no off-balance sheet financing arrangements.

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

Management suggests that our Summary of Significant Accounting Policies, as described in Note 2 of our Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our Consolidated Financial Statements are described below.

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control

There was no change in our internal control over financial reporting during the six months ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.   Exhibits

 Exhibits.  The following exhibits are included as part of this Quarterly Report:

Exhibit Number	Title of Document
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbannes Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbannes Oxley Act of 2002.
Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.
Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

PACIFIC HEALTH CARE ORGNIZATION, INC.

Date: August 14, 2009	By:	/s/ Tom Kubota
Tom Kubota, Chief Executive Officer

Date: August 14, 2009	By:	/S/ Fred Odaka
Fred Odaka, Chief Financial Officer