Form 10-Q
period 2009-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2009-11-16
CIK 1138476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009

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

As of November 10, 2009, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.
Balance Sheets

ASSETS
	September 30, 2009 (unaudited)	December 31, 2008
Current Assets
Cash	$520,247	$624,401
Accounts receivable, net of allowance of $20,000	332,580	177,376
Deferred tax asset	15,765	15,765
Prepaid income tax	8,700	-
Prepaid expenses	55,118	50,119
Total current assets	932,410	867,661

Property and equipment, net
Computer equipment	60,922	60,922
Furniture & fixtures	28,839	28,839
Total Property & equipment	89,761	89,761

Less: accumulated depreciation	(86,173)	(85,736)

Net property & equipment	3,588	4,025

Total assets	$935,998	$871,686

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,649	$1,630
Accrued expenses	201,438	178,836
Income tax payable	35,222	34,823
Unearned revenue	19,188	30,494
Total current liabilities	261,497	245,783

Total liabilities	261,497	245,783

Commitments and Contingencies
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $0.001 par value; 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained Earnings	50,070	1,472

Total stockholders' equity	674,501	625,903

Total liabilities and stockholders' equity	$935,998	$871,686

See accompanying unaudited notes to these consolidated financial statements.

Pacific Health Care Organization, Inc.
Statements of Operations
(Unaudited)

	For three months ended		For nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
HCO fees	$176,861	$341,973	$652,122	$915,991
MPN fees	145,324	154,501	446,175	489,910
Other	58,451	96,635	310,384	370,978
Total revenues	380,636	593,109	1,408,681	1,776,879

Expenses:
Depreciation	145	-	436	831
Consulting fees	51,069	62,134	171,152	186,975
Salaries & wages	162,120	256,217	556,427	623,819
Professional fees	26,049	38,704	118,301	197,529
Insurance	29,982	27,746	86,768	84,814
Employment enrollment	-	18,000	30,000	54,000
Data maintenance	33,750	75,869	136,287	202,642
General & administrative	74,857	86,330	230,718	235,822

Total expenses	377,972	565,000	1,330,089	1,586,432

Income from operations	2,664	28,109	78,592	190,447

Other income:
Interest income	1,000	835	2,404	2,583
Total other income	1,000	835	2,404	2,583

Income before taxes	3,664	28,944	80,996	193,030

Income tax provision	1,465	14,471	32,398	84,051

Net income	$2,199	$14,473	$48,598	$108,979

	For three months ended		For nine months ended
	September, 30,		September 30,
	2009	2008	2009	2008
Basic and fully diluted earnings per share:
Earnings per share amount	$.00	$.02	$.06	$.14
Weighted average common shares outstanding	802,424	802,424	802,424	802,424

See accompanying unaudited notes to these consolidated financial statements.

Pacific Health Care Organization, Inc.
Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$48,598	$108,979
Adjustments to reconcile net income to net cash:
Depreciation	437	831
Changes in operating assets & liabilities
(Increase) in accounts receivable	(155,204)	(9,354)
(Increase) in deferred tax asset	-	(2,667)
(Increase) in prepaid income tax	(8,700)	(41,240)
(Increase) in prepaid expenses	(4,999)	(185)
Increase (decrease) in accounts payable	4,019	(14,019)
Increase in accrued expenses	22,602	126,023
Increase (decrease) in income tax payable	399	74,644
Increase (decrease) in unearned revenue	(11,306)	(64,256)
Net cash provided by (used in) operating activities	(104,154)	178,756

Cash Flows from Investing Activities
Cash-out of fractional shares of common stock	-	(1,005)
Net cash used by investing activities	-	(1,005)

Cash Flows from Financing Activities
Net cash used by financing activities	-	-

Increase (decrease) in cash	(104,154)	177,751

Cash at beginning of period	624,401	419,416
Cash at end of period	$520,247	$597,167

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Taxes	$40,700	$53,167

See accompanying unaudited notes to these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2009

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K.  Operating results for the nine-months ended September 30, 2009 are not necessarily indicative of the results to be expected for year ending December 31, 2009.

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

Under the HCO guidelines, all HCOs are required to pay certain annual fees to the California Division of Workers’ Compensation (“DWC”).  These fees, prior to January 1, 2010, include an annual fee per employee enrolled in the HCO at the end of the calendar year.  Effective January 1, 2010, the annual fee will be reduced to a stepped amount based on the number of employees enrolled in the HCO.

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

Revisions to the HCO regulations were filed with the Secretary of State on November 4, 2009 and become effective January 1, 2010.  These revisions make HCOs more competitive with medical provider networks, providing a viable network option for workers’ compensation care. DWC has reported that studies have shown that network care is associated with lower costs for employers and better return to work outcomes for injured workers.

The revised regulations reduce HCO fees and eliminate duplicative HCO reporting requirements.  Annual HCO enrollment fees have been $1.50 per enrollee through calendar year 2006, and were $1.00 per enrollee from January 1, 2007 through December 31, 2009.  Effective in 2010, the annual assessments are $250 for HCOs with enrollments of 0-1000, $350 for 1001-5000, and $500 for 5001 and above.  It is anticipated that the 2010 assessments for Medex Healthcare will be $500 for Medex’s network of primary care providers and $250 for Medex’s network of primary and specialized care providers.  Although the revisions to the HCO regulations do not become effective until January 1, 2010, it is our understanding that the changes to the HCO enrollment fees will be retroactively applied to 2009 assessments.

Liquidity and Capital Resources

           As of September 30, 2009, we had cash on hand of $520,247 compared to $624,401 at December 31, 2008.  The $104,154 decrease in cash on hand is the result primarily of decreases in revenue from operations, unearned revenue, increase in accounts receivables, prepaid expenses and prepaid income taxes offset by increases in accrued expenses and accounts payables.  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.  We do not anticipate the need to find other sources of capital at this time.

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

Results of Operations

Comparison of the three months ended September 30, 2009 and 2008

Revenue

The total number of employee enrollees increased 12% during three months ended September 30, 2009 compared to September 30, 2008.  Total revenues during the same period decreased 36% to $212,473.  As of September 30, 2009, we had approximately 260,000 total enrollees.  Enrollment consisted of approximately 31,000 HCO enrollees and 229,000 MPN enrollees.  By comparison as of September 30, 2008 we had approximately 232,000 enrollees, including approximately 75,000 HCO enrollees and approximately 157,000 MPN enrollees.

HCO enrollees decreased by approximately 44,000 enrollees or 59% primarily the result of a non-renewal by one of our major customers effective August 1, 2009.  MPN enrollees increased by 72,000 enrollees or 46%.  This increase was largely the result our adding a new customer to our network access and claim re-pricing program, which resulted in an enrollee increase of approximately 75,000 enrollees during July 2009.  This increase was partially offset by a reduction of approximately 3,000 MPN enrollees from other MPN customers. The economic slowdown has, and we expect will continue to, impact us as employers seek to address the effects of the current economic environment on their individual businesses.

Our business generally has a long sales cycle, typically in excess of one year. However, once we have established a customer relationship, our revenue adjusts with the growth or retraction of our customers’ managed headcount volume.  New customers are added throughout the year and other customers terminate from the program for a variety of reasons.  Our single largest customer did not renew its contract with us effective August 1, 2009.  We anticipate the impact on revenue of this non-renewal will be significant on a going forward basis as this customer accounted for approximately $158,000 and $161,000, of revenue for the quarters ending September 30, 2008 and December 31, 2008, respectively. The total 2008 revenue generated from this customer was approximately $681,000 or 28% of our total revenue for 2008.

In the current economic environment, we anticipate businesses will seek ways to further reduce their workers’ compensation program costs.  Even though the HCO and MPN programs have been shown to create a favorable return on investment for employers (as our services are a significant component of the employers’ loss prevention programs), it is always a challenge to justify our fees to our customers, especially in this economy.  In order to convince employers that HCO and/or MPN fees are well-spent, Medex must continue to provide a framework for expeditiously returning their employees back to work at the lowest cost.  As a result, we may experience some client turnover, in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of existing services.  We also anticipate our market may shrink as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.  The market is currently subject to restructuring in the type and pricing of services provided in our industry.  We expect these factors may continue to erode HCO Fees, MPN Fees and Other Revenue until economic conditions improve.

Total revenues decreased 36% to $380,636, in the third quarter 2009 compared to the third quarter 2008. HCO revenues decreased 48% due to decreased HCO enrollees. Despite a 46% increase in MPN enrollees in the third quarter 2009, MPN revenues decreased 6% as a result of differing fee terms, unbundling of services, price competition and similar factors.  Other revenue decreased 40% as a result of providing less nurse case management services to our customers.

HCO Fees

During the three months ended September 30, 2009 and 2008, HCO fee revenues were $176,861 and $341,973 respectively.  A 59% decrease in HCO enrollment during the three months ended September 30, 2009, resulted in this 48% decrease in revenue from HCO fees.  This was primarily attributable to decreased employee enrollment and re-notification resulting from the loss of a major customer.

MPN Fees

MPN fee revenue for the three months ended September 30, 2009 was $145,324 compared to $154,501 for the three months ended September 30, 2008.  During the third fiscal quarter we realized a 46% increase in MPN enrollment when compared the same period 2008.  Although MPN enrollment increased 46% in July 2009, because of differing fee terms, unbundling of services, price competition and similar factors, we realized a 6% decrease in MPN revenue during the three months ended September 30, 2009.

Other Revenue

During the three months ended September 30, 2009, other revenue decreased 40% to $58,451 from $96,635 in the same period a year earlier.  The 40% decrease resulted primarily from the loss of a major customer during the three months ended September 30, 2009.  The primary component of other revenue is nurse case management.  We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services.

Expenses

Total expenses during the three months ended September 30, 2009 compared to 2008, decreased 33% to $377,972 as a result of decreased employment enrollment fees, consulting fees and lower professional fees and lower salaries and wages and data maintenance.  Salaries and wages and data maintenance fees were lower by 33% and 56%, respectively, when compared to the same period a year earlier.

Consulting Fees

During the three months ended September 30, 2009, consulting fees decreased to $51,069 from $62,134 during the three months ended September 30, 2008.  This decrease in consulting fees of $11,065 was primarily due to lower lobbyist fees and terminating a nurse case manager in May 2009.   We do not anticipate that consulting fees will increase during fiscal 2009 unless we see an increased level of services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers.

Salaries and Wages

Salaries and wages decreased $94,097 or 33% during the three months ended September 30, 2009 from the same period a year earlier.  The decrease in salaries & wages was due primarily to the termination of the president of Medex on August 3, 2009, together with a 10% reduction in wages for salaried employees that went into effect in May 2009.

Professional Fees

For the three months ended September 30, 2009, we incurred professional fees of $26,049 compared to $38,704 during the three months ended September 30, 2009.  This 33% decrease in professional fees was the primarily the result of terminating our accounting consultant in December 2008.   Should potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses arise, legal expenses may be considerably higher in future quarters.

Insurance

During the three months ended September 30, 2009, we incurred insurance expenses of $29,982 a $2,236 increase over the prior year three months of 2008.  We do not expect insurance expense to increase materially in 2009.

Employment Enrollment

Employment enrollment decreased $18,000 during the three months ended September 30, 2009, compared to the three months ended September 30, 2008, resulting from decreased HCO enrollees.  As an HCO, we are required to pay a fee to the DWC for each person enrolled at the end of the calendar year in our HCO program.  Because employee enrollment expenses are not determined until year end, we accrue expenses during the year based on our estimation of what enrollment will be at year end. Historically, employee enrollment expenses have not been determined until year end.  Therefore, we accrue expense during the year based on our estimation of what enrollment will be at year end.  As noted above, effective January 1, 2010, the annual HCO assessment will move to a flat fee basis.  Effective in 2010, the annual assessments will be $250 for HCOs with enrollments of 0-1000, $350 for 1001-5000, and $500 for 5001 and above. As noted above, though the revisions to the HCO regulations do not become effective until January 1, 2010, it is our understanding that the changes to the HCO enrollment fees will be retroactively applied to 2009 assessments.  As a result, we anticipate our 2009 assessments will be $500 for our network of primary care providers and $250 for our network of primary and specialized care providers.  This will represent a significant decrease compared to the employee enrollment expenses we have historically paid.

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

Data maintenance fees decreased 56% during the three months ended September 30, 2009.  The decrease in data maintenance fees was primarily attributable to the decreased level of HCO enrollees, lower data maintenance costs associated with the renewal of MPN enrollees and lower prices negotiated with third party service providers.  We expect data maintenance fees will be lower throughout 2009 as compared to 2008.

General and Administrative

General and administrative expenses for the three months ended September 30, 2009 and 2008 were $74,857 and $86,330, respectively.  We expect current general and administrative expenses to be lower in the remaining months of 2009, as compared to the comparable period of 2008, as a result of cutting operating costs in proportion to the anticipated decline in revenues.

Net Income

While we realized a 36% decrease in our total revenue during the quarter, this decrease was partially offset by a 33% decrease in total expenses during the three months ended September 30, 2009, which led to a $25,445 decrease in income from operations during three months ended September 30, 2009.  As a result of lower revenues and lower expenses, we realized a net income of $2,199 compared to $14,473 during three months ended September 30, 2009 and 2008, respectively.

Comparison of the nine months ended September 30, 2009 and 2008

Revenue

The total number of employee enrollees increased 12% during nine months ended September 30, 2009 compared to September 30, 2008.  Total revenues decreased 21% to $1,408,681.  As of September 30, 2009, we had approximately 260,000 total enrollees.

HCO Fees

During the nine months ended September 30, 2009 and 2008, HCO fee revenues were $652,122 and $915,991 respectively.  The 59% decrease in HCO enrollment during the nine months ended September 30, 2009, resulted in a 29% decrease in revenue from HCO fees.  This was attributable to decreased employee enrollment and decreased re-notification of existing clients resulting primarily from the loss of one of our major customer.

MPN Fees

MPN Fee revenues for the nine months ended September 30, 2009 were $446,175 compared to $489,910 for the nine months ended September 30, 2008.  As of September 30, 2009 we realized a 46% increase in MPN enrollment when compared the same period 2008.  Although we had an increase in MPN enrollment during the nine months ended September 30, 2009, factors such as differing fee terms, unbundling of services, price competition and other similar factors as compared to 2008, resulted in a 9% decrease in MPN revenues compared to the same period 2008.

Other Revenue

During the nine months ended September 30, 2009, other revenue decreased 16% to $310,384 from $370,978 in the same period a year earlier.  As noted above, the primary component of other revenue is nurse case management.  Other revenue decreased during the nine months ended September 30, 2009 mainly because of the loss of one of our major customer effective July 31, 2009 and the decline in demand for nurse case management services.

Expenses

Total expenses for the nine months ended September 30, 2009 and 2008 were $1,330,089 and $1,586,432.  The decrease of $256,343 was the primarily the result of decreases in consulting fees, professional fees, salaries and wages, employment enrollment and data maintenance.

Consulting Fees

During the nine months ended September 30, 2009, consulting fees decreased to $171,152 from $186,975 during the nine months ended September 30, 2008.  This decrease of $ 15,823 in consulting fees was primarily due to reduced level of lobbyist and terminating a nurse case manager in May 2009.  We do not anticipate that consulting fees will increase during fiscal 2009 unless we see an increased level of services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers.

Salaries and Wages

Salaries and wages decreased by $67,392 or 11% during the nine months ended September 30, 2009.  The decrease in salaries and wages is primarily due to implementing a 10% reduction in wages for salaried employees in May 2009 and the termination of the president of Medex on August 3, 2009.

Professional Fees

For the nine months ended September 30, 2009, we incurred professional fees of $118,301 compared to $197,529 during the nine months ended September 30, 2008.  This 40% decrease in fees is the result of decreased accounting and legal fees, partially offset by increases in medical consulting fees. The decrease in accounting fee was the result of terminating the outside accounting consultant in December 2008.  The lower legal expenses during the nine months ended September 30, 2009, resulted from the higher expense level in 2008 associated with our annual meeting and the reverse and forward splits of our common stock.

Insurance

During the nine months ended September 30, 2009, we incurred insurance expenses of $86,768 a $1,954 increase over the prior year nine months.  The increase in 2009 was primarily due to minor adjustments made to the directors and officers insurance.

Employment Enrollment

Employment enrollment expenses decreased $24,000 to $30,000 during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  As an HCO, we are required to pay a fee to the DWC for each person enrolled at the end of the calendar year in our HCO program.  As noted above, with the changes to the HCO  regulations, based on our understanding of the changes, we anticipate our 2009 HCO employment enrollment fees will be $500 for our network of primary care providers and $250 for our network of primary and specialized care providers.  This will represent a significant decrease compared to the employee enrollment expenses we have historically paid.

Data Maintenance

During the nine months ended September 30, 2009 we experienced a 59% decrease in HCO enrollment and a 46% increase in MPN enrollment, resulting in an overall enrollment increase of 12%.  Data maintenance fees decreased 33% to $136,287 during the nine months ended September 30, 2009.  The decrease in data maintenance fees is primarily attributable to lower data maintenance costs associated with the renewal of MPN enrollees, the reduction of HCO enrollees, and lower prices negotiated with third party service providers.

General and Administrative

General and administrative expenses decreased 2% to $230,718 during the nine months ended September 30, 2009.  This decrease in general and administrative expense was attributable to decreases in shareholders meeting expense, travel and entertainment, vacation salary expense and advertising expense, partially offset by increases in rent and miscellaneous administrative expense. We currently expect general and administrative expenses to be lower in the remaining months of 2009 compared to 2008, as a result of cutting operating costs in proportion to the anticipated decline in revenues.

Net Income

During the nine months ended September 30, 2009, total revenues of $1,408,681 were lower by $368,198 when compared to the same period in 2008.   This decrease in total revenues was offset by $256,343 decrease in total expenses resulting in an income from operations of $78,592 compared to an income from operations of $190,447 during nine months ended September 30, 2008.  Correspondingly, we realized net income of $48,598 for the nine months September 30, 2009, compared to a net income of $108,979, during the nine months ended September 30, 2008.  As the current recession has had an adverse impact on our gross revenues and net income during the three and nine month periods ending September 30, 2009, we expect this trend will continue throughout 2009.

Cash Flow

During the nine months ended September 30, 2009 cash was primarily used to fund operations. We had a net decrease in cash of $104,154 during the nine months ended September 30, 2009 as compared an increase in cash of $177,751 at September 30, 2008.  See below for additional discussion and analysis of cash flow.
	For the nine months ended September 30,
	2009 (unaudited)	2008 (unaudited)

Net cash provided by (used in) operating activities	$(104,154)	$178,756
Net cash used in investing activities	-	(1,005)
Net cash provided by financing activities	-	-

Net change in cash	$(104,154)	$177,751

During the nine months ended September 30, 2009, net cash used in operating activities was $104,154 compared to net cash provided by operating activities of $178,756 during the nine months ended September 30, 2008.  As discussed herein we realized net income from operations of $48,598 during the nine months ended September 30, 2009, compared to $108,979 during the nine months ended September 30, 2008.

We did not engage in investing activities during the nine months ended September 30, 2009 and used only $1,005 in investing activities during the nine months ended September 30, 2008 for the cash-out of fractional shares of common stock resulting from the reverse split of our common stock in May 2008.  We did not engage in any financing activities in nine months ended September 30, 2009 or 2008.

Summary of Material Contractual Commitments

The following schedule reflects our summary of Material Contractual Commitments as of September 30, 2009:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Equipment Leases	$9,560	$5,736	$3,824	$-	$-
Office Leases	142,976	103,536	39,440	-	-
Total	$152,536	$109,292	$43,264	$-	$-

Off-Balance Sheet Financing Arrangements

As of September 30, 2009 we had no off-balance sheet financing arrangements.

Recently Adopted Accounting Guidance

On July 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.  On July 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

In May 2009, the FASB issued a pronouncement that establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of  this pronouncement did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued a pronouncement that amended an earlier pronouncement that was  intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of this pronouncement to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued a pronouncement that is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  this pronouncement to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued a pronouncement that will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of this pronouncement to have an impact on the Company’s results of operations, financial condition or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control

There was no change in our internal control over financial reporting during the nine months ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: November 16, 2009	By:	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer

Date: November 16, 2009	By:	/s/ Fred Odaka
Fred Odaka
Chief Financial Officer