Form 10-K
period 2009-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2010-03-31
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	To

Commission File Number	0-50009

PACIFIC HEALTH CARE ORGANIZATION, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0285238
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer I.D. No.)

1201 Dove Street, Suite 585	92660
Newport Beach, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number including area code:	(949) 721-8272

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

$.001 par value, common voting shares
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes		No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	Yes		No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements

incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K	X

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.	Yes	No	X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2009 was approximately $173,484.

As of March 4, 2010 the issuer had 802,424 shares of its $.001 par value common stock outstanding.

Documents incorporated by reference: None

Information Concerning Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this annual report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate” “project” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

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

PART I

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

Prior to the passing of the bill, premiums paid by employers were fixed by law at a rate that was only dependent upon the occupation of the workers covered under the policy.  In passing this legislation, the California legislature deregulated the premiums paid by employers.  This encouraged competition for market share in the workers’ compensation insurance business.  The increased competition initially drove premiums down to levels that were not sustainable.  In response, insurers raised insurance premiums in 2002-2003 to unprecedented levels.  Premiums have now been reduced somewhat due to reforms which were passed in 2003.  High premiums and overall costs of workers’ compensation continue to drive employers to search for alternative workers’ compensation programs such as the HCOs created by AB 110.

In 2004, the California legislature enacted new laws that created Medical Provider Networks.  Like an HCO, an MPN is a network of health care professionals, but MPN networks do not require the same level of medical expertise in treating work place injuries.  Under an MPN program, the employer dictates which physician the injured employee will see for the initial visit.  Thereafter, the employee can choose to treat with any physician within the MPN network.  Under the MPN program, however, for as long as the employee seeks treatment for his injury, he can only seek treatment from physicians within the MPN network.

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

Revisions to the HCO regulations were filed with the Secretary of State on November 4, 2009 and became effective January 1, 2010.  These revisions make HCOs more competitive with medical provider networks, providing a viable network option for workers’ compensation care. The California Division of Workers’ Compensation (“DWC”) has reported that studies have shown that network care is associated with lower costs for employers and better return to work outcomes for injured workers.

The revised regulations reduce HCO fees and eliminate duplicative HCO reporting requirements.  Annual HCO enrollment fees were $1.50 per enrollee through 2006, and were $1.00 per enrollee from January 1, 2007 through December 31, 2009.  Effective in 2010, the annual assessment structure has changed.  In 2010, the annual assessments are $250 for HCOs with enrollments of 0-1000 employees, $350 for 1001-5000 employees, and $500 for HCOs with greater than 5000 employees.  The 2010 assessment s for Medex will be $500 for its network of primary care providers and $250 for its network of primary and specialized care providers.  Although the revisions to the HCO regulation became effective January 1, 2010, the changes to the HCO enrollment fees is retroactively applied to 2009 assessments.

Medex maintains direct contractual agreements with the primary and specialist healthcare providers in its networks for treatment of the injured workers of employer clients of Medex who are enrollees under the HCO or covered employees under the MPN.  These agreements govern the relationship between Medex and the provider, including the obligations of the provider relating to hours of accessibility, reporting requirements, referral procedures, regulatory compliance, methodology for authorizations, compensation schedules, insurance requirements, utilization review, and grievance procedures.  All agreements are in compliance with the requirements of the DWC and have been approved through the HCO certification process.

The providers within our networks are paid by various payers in accordance with the appropriate California Workers’ Compensation Fee Schedule, unless such provider has entered into a discounted contract with a preferred provider organization (“PPO”), and the employer (through the payer) has contractually accessed those discounted rates for the employer client.  The California Workers’ Compensation Fee Schedule, which is created by the DWC, regulates the maximum allowable fees payable under workers’ compensation for procedures performed by a variety of health treatment providers.  The fee schedule also includes fees for hospital treatments.  The purpose of the fee schedule is to standardize the billing process by using uniform procedure descriptions and to set maximum reimbursement levels for such covered services.

The providers within our networks are paid by the payer, either the workers’ compensation insurance carrier with whom the employer contracts, or a permissibly self-insured employer authorized by the California Department of Industrial Relations Self Insurance Plan.

Care-related decisions are dictated by the care providers within our networks.  Our network providers are expected to treat within the provisions of state-approved evidence-based guidelines.  Requests for authorization for services and/or procedures may be subject to utilization review pursuant to the guidelines and procedures found in the California Labor Code.

HCO/MPN Certification Process

All applications for HCO license certification are processed by the California Department of Industrial Relations (“DIR”).  All applications for MPN license certification are processed by the DWC.  The application process is time consuming and requires descriptions of applicant’s organization and planned methods of operation.

The applicant for HCO or MPN licensure must develop a contracted network of providers for all of the necessary medical services that injured workers may need.  An HCO network must be developed to the satisfaction of the DIR, and an MPN network must meet the satisfaction of the DWC.  Given the wide range of medical providers needed over a large geographical area, this is a significant undertaking.  The network of providers must be under direct contract with the HCO applicant and be willing to provide the various services in their specialty.  All contracts must be approved by the DIR or DWC, as applicable, so as to assure the best of care will be provided to the injured worker.

The HCO or MPN applicant must develop committees of providers that will ensure the injured worker receives the best of care.  For an HCO applicant this requirement includes the development of Quality Assurance, Utilization, Work Safety, Educational and Grievance committees.  For an MPN applicant this includes the geographic service areas of the provider, employee notification process, continuity of care policy, transfer of care policy and economic profiling statement.

Finally, an HCO or MPN applicant must demonstrate to the satisfaction of the DIR or the DWR, as applicable, that it has the resources necessary to manage and administer a large network of providers.  To establish the HCO applicant’s ability to administer a network, it requires the applicant to furnish the details of its operating system to the DIR in writing.

Medex received its first HCO license on March 15, 1997, for its network of primary care providers.  Medex later received a second HCO license on October 10, 2000, for its network of primary and specialized care providers.

We are required to renew our HCO certifications every three years.  One of our HCO certifications was up for renewal in October 2009.  The date of this renewal was extended to March 2010 to coincide with the renewal of our other HCO certification.  We expect both recertifications to be approved in April 2010.  Although time consuming, the renewal process is relatively straight forward.  Given that we have historically always been successful in renewing our licenses, barring a change in policy or practice, we do not anticipate problems in renewing our licenses when they come up for renewal.

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

The California legislature permits employers and employees to engage in collective bargaining over alternative systems to resolve disputes in the workers’ compensation context.   These systems are called carve-outs because the employers and employees covered by such collective bargaining agreements are carved out from the state workers’ compensation system.  The goals of a carve-out include:
  improving safety programs and have fewer injury and illness claims;
  increasing access to quality medical providers and medical evaluators;
  lowering costs of medical care;
  reducing disputes;
  improving collaboration between unions and employers;
  increasing satisfaction of all parties; and
  providing the opportunity for continuous improvement by renegotiating the terms of the carve-out on an as-needed basis.
Unions and employers are allowed to agree on the following through collective bargaining:
  an alternative dispute resolution process in place of most hearings before a workers' compensation judge;
  a mutually agreed upon list of medical providers and medical evaluators; and
  a mutually agreed upon list of vocational rehabilitation providers.
California law mandates a number of requirements including:
  that the carve-out process does not diminish compensation to injured workers; and
  that the alternative dispute resolution process retain the right to appeal to the reconsideration unit of the Workers' Compensation Appeals Board ("WCAB") and, ultimately, to the state courts of appeal.
                Only unions may initiate the carve-out process by petitioning the Administrative Director of the DWC (the “AD”).  The AD will review the petition according to the statutory requirements and issue a letter allowing each employer and labor representative a one-year window for negotiations.  The parties may jointly request a one-year extension to negotiate the labor-management agreement.  No labor-management agreement may deny the right to representation by counsel at any stages during the alternative dispute resolution process.

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

If resolution of a workers’ compensation problem is unsuccessful at the level of the ombudsman, the injured worker may move the matter to the next step, which typically is formal mediation by an independent, neutral mediator.  If mediation is unsuccessful, the parties may turn to an outside neutral arbitrator – often a retired worker's compensation administrative law judge.  In addition, injured workers may at any stage hire an attorney to advise them in the dispute resolution process, although the attorney’s role may be limited in construction industry carve-out agreements, where legislation allows labor and management to proceed up to the arbitration portion of the dispute resolution process without representation of legal counsel.  This helps to significantly limit the percentage of matters that are actually litigated.

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

Because we already have established health care networks, we considered pursuing this market directly through Medex.  Workers’ unions, however, have historically been opposed to HCO programs, including Medex.  Medex has been largely unable to place its services into employers with union participation in both the private and public sectors because the HCO statute requires that the unions authorize the use of the HCO program.  Unions have been opposed to authorizing the use of HCO programs because the HCO program is selected by the employer with no input whatsoever from labor participants.  The major unions, especially those involved in schools and governmental entities (municipalities, etc.), have historically refused to allow employers to implement the HCO.  All the unions in the California Labor Federation have also refused to participate in HCO programs.  The same objections have been raised regarding the use of the MPN, i.e., no input from labor representatives.

Business of the Company

Through our two HCO licenses, we offer injured workers a choice of enrolling in an HCO with a network managed by primary care providers requiring a referral to specialists or a second HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

The two HCO certifications obtained by Medex cover the entire State of California.   Medical and indemnity costs associated with workers’ compensation in the State California are billions of dollars annually.  Our two HCO certified programs have contracted with over 3,700 individual providers and clinics, as well as, hospitals, pharmacies, rehabilitation centers and other ancillary services making our HCOs capable of providing comprehensive medical services throughout this region.  We are continually developing these networks based upon the nominations of new clients and the approvals of their claims’ administrators.  Provider credentialing is performed by Medex.

As discussed above, under the HCO guidelines, all HCOs are required to collect from each enrolled employer annual fees that are passed on to the DWC.  These fees include an annual fee at the end of the calendar year that is based on total HCO enrollment.  The HCO guidelines also impose certain data reporting requirements on the HCO and annual enrollment notice delivery requirements.  These requirements increase the administrative costs of an HCO, although, given the recent restructuring of the HCO enrollment fee, we anticipate the cost difference between HCO and MPN will narrow.

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

Unlike HCOs, MPNs are not assessed annual fees, including the annual enrollment fee that must be paid to the DWC.  MPNs have fewer data reporting obligations and no annual enrollment notice delivery requirements.  MPN’s are only required to provide an enrollment notice at the time the employee first joins the MPN and a second notice must be delivered to the employee at the time he suffers a workplace injury.  As a result, there are fewer administrative costs associated with administering an MPN program, which allows MPNs to market their services at a lower cost fees than HCOs.

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

Because we contract with medical providers, who own their own medical equipment, we have not incurred significant capital expenditures.  We do, however, incur fixed costs such as liability insurance and other usual costs of running a business.

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

Work Safety

We believe that the best method to reduce work-related costs is to prevent work-related injuries from occurring.  This committee is a workplace safety conditions and health committee that makes suggestions for ways to improve workplace conditions and to promote healthy habits.  This committee seeks to promote safety and health by providing training for workers and employers in methods of avoiding work place injuries.  For instance, training may include safe methods to lift heavy objects, proper use of safety equipment and safe operation of machinery.  In addition, if agreeable to employer and employee, we can provide drug and alcohol testing to attempt to mitigate injuries that may be caused by these problems.  Furthermore, we may provide anonymous referral services for drug and alcohol treatment services.

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

Ancillary Services

We have access to a full range of ancillary services to cover all requirements of the DIR.  This includes interpreter services, ambulances, physical therapy, occupational therapy, pharmacies and much more.  The ancillary services are vital to ensure there is a complete network capable of independently providing all care that may be necessary.

Significant Customers

During 2009 we had four customers that accounted for more than 50% of our total sales.  The following table sets forth details regarding the percentage of total sales attributable to our significant customers in the past three years:

	Year ended December 31,
Customer:	2009	2008	2007
Customer A	12%	18%	15%
Customer B	20%	15%	13%
Customer C	0%	12%	11%
Customer D	11%	9%	9%
Customer E	11%	8%	3%

During our third fiscal quarter 2009, Customer A chose to terminate its third-party administrator and not to renew its contract with Medex.  This contract generated revenue to us from two sources, Customer A and Customer C, who was Customer A’s third-party administrator.  Customer A terminated its third-party administrator and did not renew its contract with us in favor of retaining a company owned by the Customer A’s internal insurance broker.  We understand that many businesses are seeking ways to limit costs in this difficult economic environment and do not believe the non-renewal reflects on our business model or our services.  Rather, this non-renewal was the decision of one customer to pursue services from a related-party.

We also recently received notice from Customer E that it will not be renewing its contract with Medex when it terminates at the end of March 2010.  We believe this non-renewal is the result of companies seeking to reduce expenses wherever possible and is representative of what is happening throughout the industry.

We expect these non-renewals will impact our revenues, profits and liquidity in upcoming periods until we are able to contract new customers to replace the revenue generated from this contract.  The revenue generated from these customers was approximately $409,000 or 23% of revenue during the year ended December 31, 2009.  We anticipate these non-renewals will reduce our net profits, or possibly even result in a net loss during the upcoming fiscal year.

Competition

Although we are one of the first commercial enterprises capable of offering HCO and MPN services, there are new companies that are currently setting up similar services as those we offer.  Many of these competitors may have greater financial, research and marketing experience and resources than we do, and they represent substantial long-term competition.  As of December 2009, in California there were ten certified health care organization licenses issued to seven companies, (two of which belong to the Company.)  This translates into six direct HCO competitors.  By contrast, there are more than 1,600 approved MPNs in the State of California.

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

Employees

Including the employees of our two subsidiaries, we currently employ 10 people, including nine on a full-time basis.  We also have a number of consultants.  In addition, all officers work on a full-time basis and directors work on a part-time basis, as needed, with no commitment for full-time employment. Over the next twelve months, we anticipate hiring additional employees only if business revenues increase and our operating requirements warrant such hirings.

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

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934.  As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 1201 Dove Street, Suite 585, in Newport Beach, California, where we currently lease approximately 950 square feet of office space.  Our lease on this space expires in March 2011.  Our monthly rent for this space is approximately $1,700 per month.  The principal offices of our operating subsidiaries, Medex and IRC are located in Long Beach, California.  Medex leases approximately 3,504 square feet of office space in Long Beach, California.  The monthly lease payment is approximately $7,900.  The term of this lease is through February 2011.  Medex currently makes some office space available to IRC.  We anticipate the facilities we currently lease will be suitable and adequate for our needs.

ITEM 3.  LEGAL PROCEEDINGS

The information set forth in Note 11 “Litigation” to our Consolidated Financial Statements included in this report is incorporated by reference into this Item 3.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “PFHO.OB.”  The following table presents the high and low bid quotations for the fiscal years ended December 31, 2009 and 2008.  The published high and low bid quotations were furnished to us by Pink OTC Markets Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low

Fiscal year ended December 31, 2009

Fourth Quarter	$.45	$.45
Third Quarter	$.45	$.30
Second Quarter	$.50	$.30
First Quarter	$.51	$.40

Fiscal year ended December 31, 2008

Fourth Quarter	$.60	$.51
Third Quarter	$1.01	$.60
*Second Quarter
May 20 through June 30	$1.01	$.25
April 1 through May 19	$.06	$.04
First Quarter	$.07	$.055

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

Record Holders

As of March 4, 2010 we had approximately 311 shareholders holding 802,424 shares of our common stock.  The number of record shareholders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing houses.

Dividend Policy

We have not declared a cash dividend on any class of common equity during the past two fiscal years.  Our ability to pay dividends is subject to limitations imposed by Utah law.  Under Utah law, dividends may not be made if, after giving it effect: a) the company would not be able to pay its debts as they become due in the usual course of business; or b) the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of any holders of preferential rights.  Our board of directors does not, however, anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations, expansion and development of its business.

Performance Graph

As a smaller reporting company we are not required to provide this information required by this Item.

Recent Sales of Unregistered Securities

No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

During the quarter ended December 31, 2009, we did not sell any unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchasers, purchased any of our equity securities during the year ended December 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2009 and 2008, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 26 of this annual report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations.  Our actual results may vary from the results anticipated by these statements.  Please see “Information Concerning Forward-Looking Statements” on page 4.

Results of Operations

Comparison of the years ended December 31, 2009 and 2008

Revenue

Although the total number of employee enrollees increased 18% during 2009 compared to 2008, total revenues during the same period decreased 25% to $1,758,201.  As of December 31, 2009, we had approximately 248,000 total enrollees.  Enrollment consisted of approximately 34,000 HCO enrollees and 214,000 MPN enrollees.  By comparison as of December 31, 2008 we had approximately 230,000 enrollees, including approximately 71,000 HCO enrollees and approximately 159,000 MPN enrollees.

HCO enrollees decreased by approximately 37,000 enrollees or 52% primarily as a result of a non-renewal by one of our major customers effective August 1, 2009.  MPN enrollees increased by 55,000 enrollees or 35%.  This increase was largely the result of adding a new customer to our network access and claim re-pricing program of approximately 73,000 enrollees during July 2009.  This increase was partially offset by a reduction of approximately 18,000 MPN enrollees from other MPN customers. The economic slowdown impacted our revenue during 2009.  We expect the economic slowdown, particularly when coupled with the non-renewal of another of our largest customers, which will become effective on March 31, 2010, will continue to impact us in 2010 as employers seek to address the effects of the current economic environment on their individual businesses.

Our business generally has a long sales cycle, typically in excess of one year. However, once we have established a customer relationship, our revenue adjusts with the growth or retraction of our customers’ managed headcount volume.  New customers are added throughout the year and other customers terminate from the program for a variety of reasons.  Our single largest customer did not renew its contract with us effective August 1, 2009.  We anticipate the impact on revenue of this non-renewal will be significant on a going forward basis as this customer accounted for approximately $334,000 and $681,000, of our revenue for 2009 and 2008, respectively.

In the current economic environment, we anticipate businesses will seek ways to further reduce their workers’ compensation program costs.  Even though the HCO and MPN programs have been shown to create a favorable return on investment for employers (as our services are a significant component of the employers’ loss prevention programs), it is always a challenge to justify our fees to our customers, especially in this economy.  In order to convince employers that HCO and/or MPN fees are well-spent, we must continue to provide a framework for expeditiously returning employees back to work at the lowest cost.  As a result, we may experience some client turnover in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of existing services.  We also anticipate our market may shrink as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.  The market is currently subject to restructuring in the type and pricing of services provided in our industry.  We expect these factors may continue to erode HCO Fees, MPN Fees and Other Revenue until economic conditions improve.

Total revenues decreased 25% to $1,758,201 and HCO revenues decreased 32% in 2009 due to decreased HCO enrollment.  Despite a 35% increase in MPN enrollees in 2009, MPN revenues decreased 8% as a result of differing fee terms, unbundling of services, price competition and similar factors.  Other revenue decreased 32% as a result of providing less nurse case management services to our customers during 2009.

HCO Fees

During the 2009 year, we experienced a 32% decrease in revenue from HCO fees with a 52% decrease in HCO enrollment. HCO fee revenues for 2009 and 2008 were $801,571 and $1,175,166, respectively.  The decrease of $373,595 was primarily the result of our largest customer not renewing its contract with us effective August 1, 2009. As mentioned earlier the economic slowdown has, and we expect will continue to impact us in 2010 as employers seek to address the effects of the current economic environment on their individual businesses.

MPN Fees

MPN Fee revenues for the year ended December 31, 2009, were $587,455 compared to $636,599 for the year ended 2008.  As of December 31, 2009 although we realized a 4% increase in MPN enrollment compared the year ended 2008  because of differing fee terms, unbundling of services, price competition and similar factors as compared to 2008, we realized an 8% decrease in MPN revenues.

Despite the current unfavorable economic climate, we expect the number of MPN enrollees and correspondingly, revenues from MPN clients in 2009 to stay more or less constant.

Other Revenue

During the year ended December 31, 2009, other revenue decreased 32% to $369,175 from $545,053 in 2008.  The 32% decrease resulted primarily from the loss of a major customer in August 2009.  The primary component of other revenue is nurse case management.  We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services.

Based on current economic conditions and the potential impact the recession may have on our future revenue, we anticipate other revenues for 2010 will be lower than in 2009.

           Expenses

Total expenses during 2009 were approximately $1,716,000 compared to total expenses of approximately $2,102,000 in 2008.  The decrease in total expenses of approximately 18% was mainly the result of decreased employment enrollment, consulting and professional fees, lower salaries and wages and lower data maintenance costs.

Consulting

During the year ended December 31, 2009, consulting fees decreased to $225,201 from $260,882 during 2008.  This decrease in consulting fees of $35,681 was primarily due to lower lobbyist fees and terminating a nurse case manager in May 2009.   We do not anticipate that consulting fees will increase during fiscal 2010 unless we see an increase in the level of services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers.

Salaries and Wages

Salaries and wages decreased $98,202 or 12% to $747,514 during the year ended December 31, 2009 compared to the same period a year earlier.  The decrease in salaries & wages was due primarily to the termination of the president of Medex on August 3, 2009, together with a 10% reduction in wages for salaried employees that went into effect in May 2009.

Professional Fees

For the year ended December 31, 2009, we incurred professional fees of $158,952 compared to $235,798 during the year ended December 31, 2008.  The higher professional fees incurred in 2008 was largely attributable to legal fees associated with the costs of the reverse and forward splits of our common stock and professional fees paid to our accounting consultant who was terminated in December 2008.

Insurance

During the year ended December 31, 2009, we incurred insurance expenses of $114,471, a $551 decrease over the prior year. The decrease in fiscal 2009 was due to minor adjustments made to the health insurance premiums.  We do not expect insurance expense to increase materially in 2010.

Employee Enrollment

As an HCO, we were required to pay a fee to the DWC for each person enrolled at the end of the calendar year in our HCO program.  Because employee enrollment expenses are not determined until year end, we had been accruing expenses during the year based on our estimation of what enrollment will be at year end.  As noted above, effective January 1, 2010, the annual HCO assessment moved to a flat fee basis.  Effective in 2010, the annual assessments became $250 for HCOs with enrollments of 0-1000, $350 for enrollments of 1001-5000, and $500 for enrollments above 5000.  The revisions to the HCO regulations became effective on January 1, 2010, and the change to the HCO enrollment fees was retroactively applied to 2009 assessments.  As a result of this change, employee enrollment decreased by $78,483 during the year ended December 31, 2009 when compared to the previous year and, after deducting our 2009 assessment of $750, resulted in a net credit to employee enrollment of $4,467.  The changes in the HCO enrollment fee structure represents a significant decrease compared to the employee enrollment expenses we have historically paid.

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

During 2009, we experienced a 52% decrease in HCO enrollees and a 35% increase in MPN enrollees, resulting in an overall enrollment decrease of 18%.  Data maintenance fees decreased 38% from $249,246 to $154,552 during the year ended 2009 when compared to 2008.  The decrease in data maintenance fees is primarily attributable to the overall decrease in enrollment and changing our primary service provider.

General and Administrative

General and administrative expenses decreased less than 1% to $318,776 during the year ended December 31, 2009.  This decrease in general & administrative expense was attributable decreases in travel expense, vacation expense, repairs, printing, supplies and services purchased, offset by higher IT enhancement costs.  We do not expect a significant change in general and administrative expenses in the upcoming fiscal year.

Income from Operations

The 25% decrease in our total revenue was only partially offset by the 18% decrease in total expense during 2009, resulting in a decrease in income from operations to $42,620 compared to $255,142 during 2008.

Net Income

We realized a net income of $31,660 or $.04 per share for the year ended December 31, 2009, compared to $143,222 or $.18 per share during the year ended December 31, 2008.  As previously mentioned, given the current unfavorable economic conditions, we do not know whether we can operate profitability in 2010.

Liquidity and Capital Resources

During 2009 we financed our business with revenue from operations.  As of December 31, 2009, we had cash on hand of $604,022 compared to $624,401 at December 31, 2008.  The $20,379 decrease in cash on hand is mainly the result of decreased cash provided by operating activities.  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating needs during fiscal 2010 and do not, at this time, anticipate needing to find other sources of capital.  However, if our revenues are less than anticipated we may need to find other sources of capital to continue operations.

We do not currently have any significant capital expenditures planned for the 2010 fiscal year that we anticipate will require us to seek outside sources of funding.  We do, however, from time to time investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses, although we have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through debt and/or equity financing.  We do not currently possess a financial institution source of financing.  Given current credit market conditions, there is no assurance that we could be successful in obtaining debt financing on favorable terms, or at all.  Similarly, given current market and economic conditions there is no guarantee that we could negotiate appropriate equity financing.

Cash Flow

During the year ended December 31, 2009 cash was primarily used to fund operations.   We had a net decrease in cash of $20,379 and a net increase in cash of $204,985 during the years ended December 31, 2009 and 2008, respectively.  See below for additional discussion and analysis of cash flow.

	December 31, 2009	December 31, 2008

Net cash provided by (used in) operating activities	$(20,379)	$210,063
Net cash used in investing activities	-	(4,073)
Net cash provided by (used in) financing activities	-	(1,005)

Net Change in Cash	$(20,379)	$204,985

In 2009, net cash used in operating activities was $20,379 compared to $210,063 net cash provided by operating activities in 2008.  This change in cash flow from operating activities is primarily the result of decrease revenues partially offset by decreased operating expenses.

During fiscal 2008, we used $4,073 in investing activities for the acquisition of furniture and fixtures.  We used $1,005 in financing activities in connection with the cash-out of fractional shares resulting from the reverse split of our common stock during fiscal 2008.

Summary of Material Contractual Commitments

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Equipment Leases	$40,846	$9,729	$30,276	$841	$-
Office Leases	134,612	115,398	19,214	-	-
Total	$175,458	$125,127	$49,490	$841	$-

Off-Balance Sheet Financing Arrangements

As of December 31, 2009 we had no off-balance sheet financing arrangements.

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

Basis of Accounting — We used the accrual method of accounting for the period ended December 31, 2009.

Revenue Recognition — We apply the revenue recognition provisions pursuant to Accounting Standards Codification (“ASC”) 605.10, Revenue Recognition (“ASC 605”) (formerly SAB Topic 13A), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The guidance outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.

In general, we recognize revenue related to licensing fees on a monthly basis, over the life of the licensing agreement, and when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

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

December 31, 2009
and
December 31, 2008

/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pacific Health Care Organization, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Health Care Organization Inc., as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company has determined that it is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Pacific Health Care Organization, Inc., as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ Chisholm, Bierwolf, Nilson & Morrill, LLC

Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, Utah
March 29, 2010

Pacific Health Care Organization, Inc.
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2009	2008

Current Assets
Cash	$604,022	$624,401
Accounts receivable, net of allowance of $20,000	155,066	177,376
Deferred tax asset	12,469	15,765
Income tax receivable	11,523	-
Prepaid expenses	66,400	50,119
Total current assets	849,480	867,661

Property & Equipment, net (note 4)
Computer equipment	60,922	60,922
Furniture & fixtures	28,839	28,839
Total property & equipment	89,761	89,761

Less: accumulated depreciation	(86,318)	(85,736)

Net property & equipment	3,443	4,025

Total assets	$852,923	$871,686

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$6,672	$1,630
Accrued expenses (note 8)	169,054	178,836
Income tax payable	100	34,823
Unearned revenue	19,534	30,494
Total current liabilities	195,360	245,783
Total liabilities	195,360	245,783

Commitment	-	-

Shareholder's Equity
Preferred stock; 5,000,000 shares
authorized at $0.001 par value;
Zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares
authorized at $0.001 par value;
802,424 shares issued and outstanding (note 11)	802	802
Additional paid-in capital (note 11)	623,629	623,629
Retained earnings	33,132	1,472
Total stockholders' equity	657,563	625,903

Total liabilities and stockholders' equity	$852,923	$871,686

The accompanying notes are an integral part of these financial statements.

Pacific Health Care Organization, Inc.
Consolidated Statements of Operations

	December 31,	December 31,
	2009	2008

Revenues
HCO fees	$801,571	$1,175,166
MPN fee	587,455	636,599
Other	369,175	545,053
Total revenues	1,758,201	2,356,818

Expenses
Depreciation	582	879
Consulting fees	225,201	260,882
Salaries & wages	747,514	845,716
Professional fees	158,952	235,798
Insurance	114,471	115,022
Employee enrollment	(4,467)	74,016
Data maintenance	154,552	249,246
General & administrative	318,776	320,117

Total expenses	1,715,581	2,101,676

Income from operations	42,620	255,142

Other income
Interest income	3,290	3,851
Total other income	3,290	3,851

Income before income tax provision	45,910	258,993

Income tax provision	14,250	115,771

Net income	$31,660	$143,222

	December 31,	December 31,
	2009	2008
Basic and fully diluted earnings per share:
Earnings per share amount	$0.04	$0.18
Weighted average common shares outstanding	802,424	802,424

The accompanying notes are an integral part of these financial statements.

Pacific Health Care Organization, Inc.
Consolidated Statements of Stockholders’ Equity
From January 1, 2007 to December 31, 2008

	Preferred Shares		Common Stock		Paid in	Retained Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, January 1, 2008	-	$-	$802,424	$802	$624,634	$(141,750)

Stock Splits/Cash-out of fractional shares	-	-	-	-	(1,005)	-

Net Income for the Year Ended December 31, 2008	-	-	-	-	-	143,222

Balance, December 31, 2008	-	$-	$802,424	$802	$623,629	$1,472

Net Income for the Year Ended December 31, 2009	-	-	-	-	-	31,660

Balance, December 31, 2009	-	$-	$802,424	$802	$623,629	$33,132

The accompanying notes are an integral part of these financial statements.

Pacific Health Care Organization, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31

	2009	2008
Cash Flows from Operating Activities
Net income	$31,660	$143,222
Adjustments to reconcile net income to net cash:
Depreciation	582	879
Changes in operating assets & liabilities:
(Increase) decrease in accounts receivable	22,310	46,670
Increase in income tax receivable		-
(Increase) decrease in deferred tax asset	3,296	(1,255)
Increase (decrease) in prepaid income tax	-	300
(Increase) decrease in income tax receivable	(11,523)	-
(Increase) decrease in prepaid expenses	(16,281)	164
Increase (decrease) in accounts payable	5,042	(12,389)
Increase (decrease) in accrued expenses	(9,782)	68,588
Increase (decrease) in income tax payable	(34,723)	24,772
Increase (decrease) in unearned revenue	(10,960)	(60,888)
Net cash provided by operating activities	(20,379)	210,063

Cash Flows from Investing Activities
Purchase of furniture and fixtures	-	(4,073)
Net cash used by investing activities	-	(4,073)
Cash Flows from Financing Activities
Cash-out of fractional shares of common stock	-	(1,005)
Net cash used by financing activities	-	(1,005)

Increase (decrease) in cash	(20,379)	204,985

Cash at beginning of period	624,401	419,416

Cash at End of Period	$604,022	$624,401

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Taxes	$57,200	$91,854

The accompanying notes are an integral part of these financial statements.

Pacific Health Care Orgnization, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - CORPORATE HISTORY

Pacific Health Care Organization, Inc. (the “Company”) was incorporated under the laws of the state of Utah on April 17, 1970 under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., on January 31, 2001.  On February 26, 2001, the Company acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized March 4, 1994, in a share for share exchange.  Medex is now a wholly-owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (”MPNs”) in the state of California.  On August 14, 2001 we formed Workers Compensation Assistance, Inc., a California corporation, as a wholly-owned subsidiary of PHCO.  Workers Compensation Assistance changed its name to Industrial Resolutions Coalition, Inc. (“IRC”) in January 2008. The principal business of the Company is that of Medex.

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

The two HCO certifications obtained by Medex cover the entire State of California. Medical and indemnity costs associated with workers’ compensation in the State of California are billions of dollars annually. The two HCO networks have contracted with over 3,700 individual providers and clinics, as well as, hospitals, pharmacies, rehabilitation centers and other ancillary services making the Company’s HCOs capable of providing comprehensive medical services throughout California. The Company is continually developing these networks based upon the nominations of new clients and the approvals of their claims’ administrators.

Pacific Health Care Orgnization, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – CORPORATE HISTORY (CONTINUED)

Medex maintains direct contractual agreements with the primary and specialist healthcare providers in its networks for treatment of the injured workers of employer clients of Medex who are enrollees under the HCO or covered employees under the MPN.  These agreements govern the relationship between Medex and the provider, including the obligations of the provider, - including hours of accessibility, reporting requirements, referral procedures, regulatory compliance, methodology for authorizations, compensation schedules, insurance requirements, utilization review, and grievance procedures.  All agreements are in compliance with the requirements of the California Division of Workers’ Compensation (“DWC”) and have been approved through the HCO certification process.

The providers within the networks are paid by various payers in accordance with the appropriate California Workers’ Compensation Fee Schedule, unless such provider has entered into a discounted contract with a preferred provider organization (“PPO”), and the employer (through the payer) has contractually accessed those discounted rates for the employer client.  The California Workers’ Compensation Fee Schedule, which is created by the DWC, regulates the maximum allowable fees payable under workers’ compensation for procedures performed by a variety of health treatment providers.  The fee schedule also includes fees for hospital treatments.  The purpose of the fee schedule is to standardize the billing process by using uniform procedure descriptions and to set maximum reimbursement levels for such covered services.

The providers within the networks are paid by the payer, either the workers’ compensation insurance carrier with whom the employer contracts, or a permissibly self-insured employer authorized by the California Department of Industrial Relations Self Insurance Plan.

Care-related decisions are dictated by the care providers within our networks.  The network providers are expected to treat within the provisions of state-approved evidence-based guidelines.  Requests for authorization for services and/or procedures may be subject to utilization review pursuant to the guidelines and procedures found in the California Labor Code.

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

Pacific Health Care Orgnization, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – CORPORATE HISTORY (CONTINUED)

Revisions to the HCO regulations were filed with the Secretary of State on November 4, 2009 and became effective January 1, 2010.  These revisions make HCOs more competitive with medical provider networks, providing a viable network option for workers’ compensation care.

DWC has reported that studies have shown that network care is associated with lower costs for employers and better return to work outcomes for injured workers.

The revised regulations reduce HCO fees and eliminate duplicative HCO reporting requirements.  Annual HCO enrollment fees have been $1.50 per enrollee through calendar year 2006, and were $1.00 per enrollee from January 1, 2007 through December 31, 2009.  Effective in 2010, the annual assessments are $250 for HCOs with enrollments of 0-1000, $350 for enrollments of 1001-5000, and $500 for enrollments of 5001 and above.  It is anticipated that the 2010 assessments for Medex will be $500 for Medex’s network of primary care providers and $250 for Medex’s network of primary and specialized care providers.  Although the revisions to the HCO regulation became effective January 1, 2010, the changes to the HCO enrollment fees will be retroactively applied to 2009 assessments.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company used the accrual method of accounting for the period ended December 31, 2009.

Pacific Health Care Orgnization, Inc.
Notes to Consolidated Financial Statements
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.   Revenue Recognition

The Company applies the revenue recognition provisions pursuant to Accounting Standards Codification (“ASC”) 605.10, Revenue Recognition (“ASC 605”) (formerly SAB Topic 13A), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The guidance outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.

In general, the Company recognizes revenue related to licensing fees on a monthly basis, over the life of the licensing agreement, and when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

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

Pacific Health Care Orgnization, Inc.
Notes to Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.   Net Earnings (Per Share of Common Stock)

The computation of earning per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	For the Years Ended December 31,
	2009	2008
Basic Earnings Per Share:
Income (numerator)	$31,660	$143,222
Shares (denominator)	802,424	802,424
Per share amount	$.04	$.18

Fully Diluted Earnings Per Share:
Income (numerator)	$31,660	143,222
Shares (denominator)	802,424	802,424
Per share amount	$.04	$.18

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

Pacific Health Care Orgnization, Inc.
Notes to Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.   Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2009 and 2008.

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

Pacific Health Care Orgnization, Inc.
Notes to Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

L.   Capital Structure

The Company has two classes of stock.  Preferred stock, 5,000,000 shares authorized, zero issued.  Voting rights and liquidation preferences have not been determined.  The Company also has voting common stock of 50,000,000 shares authorized, with 802,424 shares issued and outstanding.  No dividends were paid in either 2009 or 2008, or in any prior years.

M.   Stock Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of Financial Accounting Standards Board ASC Topic 718, “Stock Compensation.”  This standard requires the Company to record compensation expense using the Black-Scholes pricing model.

N.  Trade Receivables

The Company in the normal course of business extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  At the 2009 year end, the Company's bad debt reserve of $20,000 is a general reserve for balances over 90 days past due and for accounts that are potentially uncollectible.
The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2009 are as follows:

       Customer A          31%
       Customer B          14%
       Customer C          10%

O.	Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued.  See Note 12 for a description of subsequent events.

Pacific Health Care Orgnization, Inc.
Notes to Consolidated Financial Statements

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which is effective January 1, 2009. FASB ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009.  The Company does not believe this standard will have any impact on the financial statements.

In April 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

Pacific Health Care Orgnization, Inc.
Notes to Consolidated Financial Statements
NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

NOTE 4 - FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item.  Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the office equipment, and furniture and fixtures, respectively.  Scheduled below are the assets, costs and accumulated depreciation at December 31, 2009 and 2008.

	Cost		Depreciation Expense		Accumulated Depreciation
Assets	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Computer equipment	$60,922	$60,922	$-	$-	$60,922	$60,922
Furniture & fixtures	28,839	28,839	582	879	25,396	24,814
Totals	$89,761	$89,761	$582	$879	$86,318	$85,736

Pacific Health Care Orgnization, Inc.
Notes to Consolidated Financial Statements
NOTE 5 – INCOME TAXES

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes”. FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the year-ended December 31, 2009 and the year ended December 31, 2008 consisted of the following:

		2009	2008
Current:
	Federal	$5,655	$81,703
	State	5,299	35,323
Deferred:
	Federal	2,555	(996)
	State	741	(259)
Total tax provision (benefit)		$14,250	$115,771

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2009 and December 31, 2008 are as follows:

	2009	2008
Depreciation
Federal	$(945)	$(888)
State	(274)	(330)
Reserve for bad debts
Federal	6,200	6,770
State	1,800	1,030
Vacation accrual
Federal	4,409	7,734
State	1,279	1,449
Deferred tax asset	$12,469	$15,765

Pacific Health Care Orgnization, Inc.
Notes to Consolidated Financial Statements
NOTE 5 – INCOME TAXES (CONTINUED)

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2009	2008
Expense at federal statory rate	$4,786	$70,085
State tax effect	2,384	35,064
Non deductible expenses	4,525	10,622
Taxable temporary differences	3,125	2,764
Deductible termporary differences	(570)	(1,768)
Deferred tax asset valuation allowance	-	(996)
Income tax provision (benefit)	$14,250	$115,771

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2009, the Company had no accrued interest or penalties.

Pacific Health Care Orgnization, Inc.
Notes to Consolidated Financial Statements

NOTE 6 – OPERATING LEASES

Our principal executive offices are located at 1201 Dove Street, Suite 585, in Newport Beach, California, where we currently lease approximately 950 square feet of office space.  We moved to this location in February 2009 and renewed our lease in March 2010 for one year.  Our monthly rent for this space is approximately $1,700 per month.  The principal offices of our operating subsidiaries, Medex and IRC are located in Long Beach, California.  Medex leases approximately 3,504 square feet of office space in Long Beach, California.  The monthly lease payment during 2009 was approximately $7,700.  The term of this lease is through February 2011.  Medex currently makes some office space available to IRC.  We anticipate the facilities we currently lease will be suitable and adequate for our needs.

	Year	Office Lease Amount	Equipment Lease Amount	Total Amount
Total Lease Commitments:	2010	$115,398	$9,729	$125,127
	2011	19,214	10,092	29,306
	Thereafter	-	21,025	21,025
	Total	$134,612	$40,846	$175,458

Rent expense for the office space for the year ended December 31, 2009 and December 31, 2008 was $113,649 and $103,358, respectively.  Equipment rent expense for the year ended December 31, 2009 and December 31, 2008 was $7,316 and $5,333, respectively.

NOTE 7– MAJOR CUSTOMERS

The Company had four customers who accounted for 10 percent or more of the Company’s total revenues during the year ending December 31, 2009. During the year ended December 31, 2008, there were 3 customers who accounted for 10% or more of the Company’s revenues.  The percentages of total revenues for the years ended 2009 and 2008 are as follows:

	2009	2008
Customer A	12%	18%
Customer B	20%	15%
Customer C	0%	12%
Customer D	11%	9%
Customer E	11%	8%

Pacific Health Care Orgnization, Inc.
Notes to Consolidated Financial Statements

NOTE 8– ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the the following:	2009	2008
Employee enrollment fees	$750	$75,000
Compensated absences	14,222	22,735
Legal fees	102,380	80,783
Accounting fees	37,739	-
Sales commissions	3,645	-
Licenses and permits	10,000	-
Other	318	318
Total	$169,054	$178,836

NOTE 9– OPTIONS FOR PURCHASE OF COMMON STOCK

2002 Stock Option Plan

In August 2002, the Company adopted a stock option plan.  The Company adopted a plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.   Options are exercisable six months after the grant date and expire five years from the grant date.  The plan calls for a total of 50,000 shares to be held for grant.  There was no activity for 2009 and 2008.

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

Pacific Health Care Orgnization, Inc.
Notes to Consolidated Financial Statements

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

As a result of the reverse and forward splits, the Company has restated its outstanding shares on the balance sheets for December 31, 2009 and 2008 and in Note 2(e). Neither the authorized common stock of the Company, nor the par value of the common stock were affected by the splits. The outstanding shares at December 31, 2007 were 15,427,759 before the splits, following the splits; the outstanding shares of the Company were 802,424. For the year end December 31, 2008, $14,626 was reclassified from common stock to additional paid-in-capital.

NOTE 11 - LITIGATION

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

Pacific Health Care Orgnization, Inc.
Notes to Consolidated Financial Statements

NOTE 12 – SUBSEQUENT EVENTS

In January 2010 the Company received notice from a significant customer that it was not renewing its contract with Medex when it terminates at the end of March 2010.  This customer accounted for 11% of Medex’s revenues in 2009.  The Company believes this non-renewal is the result of companies seeking to reduce expenses wherever possible and is representative of what is happening throughout the industry.

FASB ASC 855, Subsequent Events, became effective in interim or annual financial reporting periods ending after June 15, 2009, where the guidance needs to be applied on a prospective basis. As defined in FASB ASC 855, subsequent events constitute events or transactions that occur subsequent to the financial statement date but before the statements are issued or available to be issued. There are two types of subsequent events:

1.
Recognized subsequent events consist of events or transactions that provide additional evidence about conditions that existed as of the financial statement date, including estimates inherent in the process of preparing statements.

2.	Nonrecognized subsequent events consist of events that provide evidence about conditions that did not exist as of the financial statement date.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of March 30, 2010 our directors, executive officers, certain significant employees and consultants of the Company, their ages, and all offices and positions held with the Company.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name of Director or Executive Officer	Age	Positions with the Company	Director Since	Officer Since

Tom Kubota	70	Chief Executive Officer, President and Chairman of the Board of Directors	Sept. 2000	Sept. 2000

Fred Odaka	73	Chief Financial Officer and Secretary		Aug. 2008

David Wang	46	Independent Director	Nov. 2007

Thomas Iwanski	52	Independent Director	Nov. 2004

Lester L. Sacks	78	President, Medex Healthcare, Inc

Geri Plotzke	67	Vice President, Managed Care Services, Medex Healthcare, Inc.

David Kim	37	Vice President, Sales and Marketing, Medex Healthcare, Inc.

Donald P. Balzano	64	President, Industrial Resolutions Coalition, Inc.

The following sets forth certain biographical information relating to the Company’s executive officers, directors, certain significant employees and consultants:

Tom Kubota.  Mr. Kubota has thirty years of experience in the investment banking, securities and corporate finance field. He held the position of Vice President at Drexel Burnham Lambert; at Stem, Frank, Meyer and Fox; and at Cantor Fitzgerald.  Mr. Kubota is the president of Nanko Investments, Inc., which specializes in capital formation services for high technology and natural resources companies.  He has expertise in counseling emerging public companies and has previously served as a director of both private and public companies.  For the last five years, Mr. Kubota has been primarily engaged in running his consulting firm Nanko Investments, Inc.  During the past ten years, Mr. Kubota also served as CEO of Fabrics International, Ltd., a privately held corporation.  Fabrics International, and each of its three wholly-owned subsidiaries, terminated operations and filed for bankruptcy in 2005.   Mr. Kubota is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant.

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

David Wang. Mr. Wang co-founded and has served as the President of Aces Fuel Technology in Santa Monica, California. Aces Fuel Technology specialized in marketing and selling a fuel and oil catalyst. Mr. Wang is responsible for overseeing the day-to-day operations of the Aces Fuel Technology. From 2001 through 2003, Mr. Wang worked as a Proprietary Trader for Schonfeld Securities in Santa Monica, California where he was responsible for trading U.S. equities. Mr. Wang earned a BS in computer Science/Mathematics from the University of California, Los Angeles (UCLA) in 1985. He earned an MBA degree in Financial and Entrepreneurial Studies from the Anderson School at UCLA in 2000. Mr. Wang is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant.

Thomas Iwanski.  Since May 2007, Mr. Iwanski has served as Director and Chief Executive Officer of Live-Vu Communications, Inc, a company that specializes in turnkey telemedicine and telehealth solutions for hospitals, clinics, long-term care facilities and homes incorporating proprietary video technology.  From September 2006 through May 2007, Mr. Iwanski served as Chief Financial Officer of SyncVoice Communications, Inc.  From April 2005 through July 2006, Mr. Iwanski served as Senior Vice President, Corporate Secretary and Chief Financial Officer of IP3 Networks, Inc.  From February 2003 through April 2005 Mr. Iwanski served as a Special Advisor to the CEO of Procom Technology, Inc., where he played a prominent role in the development and implementation of business and financial strategies.  Mr. Iwanski has also served in various positions including, Vice President Finance, Chief Financial Officer, Director and Secretary for a number of companies, including Cognet, Inc., NetVantage, Inc., Kimalink, Inc., Xponent Photonics, Inc., Prolong, Inc., and Memlink, Inc.  Mr. Iwanski also has approximately ten years of public accounting experience having worked for KPMG, LLP, as a Senior Audit Manager and a Certified Public Accountant. Mr. Iwanski received a Bachelor of Business Administration from the University of Wisconsin-Madison in 1980.  Mr. Iwanski is not, nor has he in the past five years been, a nominee or director of any other SEC registrant.

Significant Employees

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

Significant Consultants

Dr. Lester L. Sacks.  President and Medical Director of Medex Healthcare, Inc.  As a Board Certified Physician, educator, and physician executive, Dr. Sacks has cross-disciplinary experience as the President/Medical Director for MEDEX.  Dr. Sacks a native of New York City, completed his undergraduate training at both George Washington University and Long Island University. He then moved to California to complete his medical training at the University of California, School of Medicine at Irvine. Following his initial residency training, he pursued Family Practice, developed a chain of medical clinics specializing in work related injuries. He is Board Certified in Occupational Medicine, as well as several other specialties.  After selling his clinics, he moved into the arena of managed care. First as Senior Vice President of Beech Street, Inc. and then after five years he moved to the insurance industry as President of Travelers Medical Management Service.  Having then decided to move back to California, he became the President of EOS/Reviewco, the managed care division of HealthNet, Inc. and ultimately moving to Total HealthCare Management, Inc as a working partner. He then sold his interest in that company and now serves as the President of MEDEX Healthcare, Inc. He brings the experience of private practice, managed care and the insurance industry to this post.  He has served as President and Chairman of the Western Occupational Medical Association and on the Board of Directors of the American College of Occupational and Environmental Medicine. He is currently a Voluntary Clinical Professor of Medicine at the University of California. He has served as consulting Medical Director for Levi Strauss, and Steelcase, as well as, several other national companies during his career.

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

When determining whether it is appropriate for a director to serve on the board of directors, the Company focuses primarily on the information provided in each of the director’s individual biographies set forth above and its knowledge of the character and strengths of the sitting directors. With regard to Mr. Kubota, the Company considered his experience as the Company’s president and chief executive officer, his many years of investment banking and corporate finance experience and his prior management experience.  With regard to Mr. Wang, the Company considered his education background, his experience in entrepreneurial business enterprises and his favorable history of attracting venture capital funds through his established contacts in the investment banking community.  With regard to Mr. Iwanski, the Company considered his years of experience in management and as a director of various start-up ventures.  The Company also considered his experience in financial and strategic planning and his strong accounting background.

Board Leadership Structure and Risk Oversight

The board of directors has chosen to combine the principal executive officer and board chairman positions and has not appointed a separate lead director.  Mr. Tom Kubota has served as the principal executive officer and board chairman since February 2001.  At the present time, the independent directors believe that Mr. Kubota’s in-depth knowledge of our operations and vision for its development make him the best-qualified director to serve as Chairman.

The board of directors is responsible for consideration and oversight of risks facing the Company, and is responsible for ensuring that material risks are identified and managed appropriately.  The board of directors administers its oversight functions by reviewing the operations of the Company, by overseeing the executive officers’ management of the Company, and also oversees related party transactions, requiring pre-approval of any such transactions with the Company.

Family Relationsips

There are no family relations among any of our executive officers, directors or significant employees or consultants.

Involvement in Certain Legal Proceedings

Except as disclosed in Mr. Kubota’s biographical information above, during the past ten years none of our executive officers, directors, promoters or control persons has been involved in any of the following events that could be material to an evaluation of his ability or integrity, including:

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting the following activities:

(i)  Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity poll operator, floor broker, leverage transaction merchant, and other person regulated by the Commodity Futures Trading Commission (“CFTC”), or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, bank savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or
(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.

 (4)  Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the rights of such person to engage in any activity described in (3)(i) above, or to be associated with persons engaged in any such activity.

(5)  Being found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not be subsequently reversed, suspended or vacated.

(6)  Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

(7)  Being the subject of, or a party to any Federal or State judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulations; or
(ii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)  Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Nominating Committee

Given the small size of the Company, we do not have a standing nominating committee or nominating committee charter.  Instead, the full board of directors performs the functions that would be performed by a nominating committee.

The procedures by which our security holders may recommend nominees to the Company’s board of directors have not changed during the current fiscal year and are the same as reported in our annual report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 31, 2009.

Board Diversity

While we do not have a formal policy regarding the consideration of diversity in identifying and evaluating potential director candidates, the board considers the interplay of a candidate's knowledge, expertise, skills and experience with that of the other members of the board of directors in order to build a board of directors that is effective, collegial and responsive to the needs of the Company. We believe this analysis results in a board of directors that is diverse in knowledge, expertise, skills, experience and viewpoint.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of the common stock of the Company to file with the Securities and Exchange Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Officers and directors are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that, during 2009, all filing requirements applicable to our officers and directors were met on a timely basis.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the total compensation paid during the 2009 and 2008 fiscal years to the person serving as our principal executive officer, and our mostly highly compensated employees whose total compensation package for the year ended December 31, 2009 exceeded $100,000.  The persons named below are referred to in this Item 11 as the “named executive officers.”

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Tom Kubota	2009	117,600	10,000	-0-		127,600
Chief Executive Officer,	2008	101,400	9,000	-0-		110,400
President and Director

Doug Hikawa	2009	80,794	-0-	25,814	(1)	106,608
Former President, Medex	2008	143,400	22,000	15,638	(2)	181,038

Geri Plotzke	2009	97,840	-0-	13,546	(3)	111,386
Vice President, Medex	2008	98,400	18,000	13,610	(3)	130,010

Donald Balzano	2009	-0-	-0-	128,784	(4)	128,784
President, IRC	2008	-0-	-0-	121,438	(4)	121,438

(1)  Represents: (i) medical, vision and dental health insurance premiums paid on Mr. Hikawa’s behalf  in the amount of $8,672 and (ii) PTO payouts of $7,062 and (iii) severance pay of $10,080.  Mr. Hikawa left Medex in
             August 2009.
(2)  Represents:  (i) medical, vision and dental health insurance premiums paid on Mr. Hikawa’s behalf  in the amount of $12,712, and (ii) PTO payouts of $18,094.
(3) Represents medical, vision and dental health insurance premiums paid on Ms. Plotzke’s behalf.
                        (4) Represents consulting fees paid to Mr. Balzano for services rendered to Medex and IRC.  Fees paid to Mr. Balzano increased during fiscal 2009 as a result of commissions earned on a new customer and increased fees for representing Company customer at the WCAB.

We do not have a standing compensation committee, rather our Chief Executive Officer (“CEO”) evaluates officer and employee compensation issues subject to the approval of our board of directors. Our CEO makes recommendations to the board of directors as to employee benefit programs and officer and employee compensation. Historically, our CEO has not made recommendations to the board of directors regarding his own compensation, although we have no policy prohibiting the CEO from doing so. Our board of directors may seek input from the CEO as to his compensation, but CEO compensation must be approved by a majority of our board of directors. Currently our CEO is a member of our board of directors.

Salary

Salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers.  The salary for each named executive officer is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between the Company and the named executive officer. Thereafter, changes to annual salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance, economic condition and local market and labor conditions.  In June 2008, the board awarded Mr. Kubota a salary increase from $6,000 per month to $10,000 per month.  The board of directors did not extend salary or other benefit increases to any of the named executive officers during the 2009 fiscal year.  In an effort to help reduce operating costs to combat the economic conditions facing the Company, in May 2009 many Company employees, including Mr. Kubota, Mr. Hikawa and Ms. Plotzke agreed to a 10% reduction in salary.

Nonequity incentive compensation

From time to time we may make cash awards to our employees, including the named executive officers.  Such awards may be designed to incentivize employees over a specified period of time pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established.  In the event this type of cash award were made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.”  We may use non-equity incentive compensation to incentivize our employees.  The criteria for earning such non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established.  Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan.  Our board of directors did not establish a non-equity incentive compensation plan during the fiscal year ended December 31, 2009 and no non-equity incentive compensation was awarded during the year.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded.  Such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.”  In January 2009, our independent directors approved a $10,000 cash bonus for Mr. Kubota based on the profitability of the Company and Mr. Kubota’s performance as the CEO and President.

Equity Incentive Compensation

Our equity incentive award program is the primary vehicle for offering long-term incentives to our employees.  From time to time, we may also make equity incentive awards to our named executive officers in the form of stock options, restricted stock grants or some other form of equity award.  Equity incentive awards would be reflected in the “Summary Compensation Table” under the columns entitled “Stock Awards” or “Option Awards” as appropriate.  Our board of directors did not award equity incentive compensation to any of our named executive officers in 2009 or 2008, and is under no contractual obligation to award equity incentive compensation in the future.

While our board of directors has not awarded equity incentive compensation in either of the past two fiscal years and is under no obligation to make any such awards in the future, that does not mean the board of directors may not, as it deems appropriate, award equity incentive compensation in the future.

Benefit and Other Compensation

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

Other than the foregoing, Medex does not offer any retirement or other benefit plans to its employees, including the named executive officers, at the present time; however, the board of directors may adopt plans as it deems to be reasonable under the circumstances.

PHCO does not provide any health care, retirement or other benefit plans to its employees at the present time; however, the board of directors may adopt plans as it deems to be reasonable under the circumstances.  The executive officers of PHCO do not participate in the employer benefit plans offered by Medex.

Pension Benefits
We offer no pension or other specified retirement payments or benefits, including but not limited to tax-qualified deferred benefit plans and supplemental executive retirement plans to its named executive officers.

Nonqualified Deferred Compensation

We offer no defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified to any of our employees including the named executive officers.

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

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2009

No grants of any plan-based awards were made to any of the named executive officers during the 2009 fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

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

DIRECTOR COMPENSATION

We offer cash compensation to attract and retain candidates to serve on our board of directors.  We do not compensate directors who are also our employees for their service on our board of directors.

Meeting Fees

Our non-employee directors receive a fee for each meeting attended in person.  At the beginning of the year, the fee was $500 per meeting.  Beginning in July 2009, in an effort to help the Company reduce costs, the directors agreed to a 10% decrease in the director meeting fee.  Additionally, all non-employee directors are paid $1,000 for attendance at the annual meeting of stockholders, plus airfare and hotel expense.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our non-employee directors.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors for services on our board during our 2009 fiscal year.

Name	Fees Earned or Paid in Cash ($)		All Other Compensation($)		Total ($)
Thomas Iwanski	5,250	(1)			5,250
Tom Kubota	0		127,600	(2)	127,600
David Wang	4,300	(3)			4,300

(1)  Includes six directors’ meeting attended at $500 each and five directors’ meeting attended at $450 each during 2009.
(2)  In addition to being a director Mr. Kubota is also a Company employees, and therefore does not qualify for compensation paid to our non-employee directors.  For details regarding compensation paid to Mr. Kubota in his capacity as the President and CEO of the Company please see the Summary Compensation Table above.
(3)  Includes five directors’ meeting attended at $500 each and four directors’ meeting attended at $450 each during 2009.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 4, 2010, the name and the number of shares of our common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 802,424 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all executive officers and directors as a group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Tom Kubota (1) (2) 1201 Dove Street, Suite 585 Newport Beach, CA 92660	455,456	56.8%

Common	Fred Odaka(1) 1201 Dove Street, Suite 585 Newport Beach, CA 92660	-	*

Common	David Wang (1) 138 Ocean Way Santa Monica, CA 90402	-	*

Common	Nanko Investments, Inc. (2) 1280 Bison, Suite B9-596 Newport Beach, CA 92660	432,626	53.9%

Common	Donald P. Balzano (3) 5422 Michelle Drive Torrance, CA 90503	54,165	6.8%

Common	Janet Zand 1505 Rockcliff Road Austin, TX 78796	54,165	6.8%
All executive officers and directors as a group (4 persons)		455,456	56.8%
	TOTAL	563,786	70.3%

* Less than 1%.
(1) Mr. Kubota, Mr. Iwanski and Mr. Wang are directors of the Company.  Mr. Kubota and Mr. Odaka are executive officers of the Company.
(2) The number of shares attributed to Mr. Kubota includes 22,830 shares held of record by Mr. Kubota and 432,626 shares held of record by Nanko Investments, Inc.  Mr. Kubota is the President of Nanko Investments, Inc.  As such, Mr. Kubota may be deemed to have voting and/or investment power over the shares held by Nanko Investments and therefore may be deemed to be the beneficial owner of those shares.
(3) Mr. Balzano is the President of our wholly-owned subsidiary Industrial Resolutions Coalition, Inc.

Change in Control

To the knowledge of the management, there are no present arrangements or pledges of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As disclosed in Item 10. Executive Compensation during the years ended December 31, 2009 and 2008 we paid Donald Balzano $128,784 and $121,438, respectively, in consulting fees for services provided to Medex and IRC.  Mr. Balzano is the President of IRC.  He also owns more than 5% of our outstanding common stock.

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

Director Independence

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Chisholm Bierwolf, Nilson & Morrill, CPA served as our independent registered public accounting firm for the years ended December 31, 2009 and 2008, and is expected to serve in that capacity for the 2010 fiscal year.  Principal accounting fees for professional services rendered for the Company by Chisholm, Bierwolf, Nilson & Morrill for the years ended December 31, 2009 and 2008, are summarized as follows:

	2009	2008
Audit	$46,832	$35,193
Audit related	-0-	-0-
Tax	-0-	4,000
All other	893	870
Total	$47,725	$46,184

Audit Fees.  Audit fees were for professional services rendered in connection with our annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

Tax Fees.  Tax fees related to services for tax compliance and consulting.  During fiscal 2008 Chisholm Bierwolf, Nilson & Morrill, CPA was retained to assist the Company in preparing its tax returns.  During the year ended December 31, 2009 the Company retained a different accounting firm to advise it on tax compliance and consulting.

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

(a) Documents filed as a part of this report:

(1) Financial Statements

The following financial statements of the Registrant are included in response to Item 8 of this annual report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.

Consolidated Statements of Stockholders’ Equity From January 1, 2008 to December 31, 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: March 30, 2010	By:	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer and President (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/S/ Tom Kubota	Chief Executive Officer, President	March 30, 2010
Tom Kubota	and Director

/S/ Fred Odaka	Chief Financial Officer	March 30, 2010
Fred Odaka

/S/ Thomas Iwanski	Director	March 30, 2010
Thomas Iwanski

/S/ David Wang	Director	March 30, 2010
David Wang