Form 10-Q
period 2010-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2010-05-17
CIK 1138476

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)          Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes ☐     No ☒

As of May 6, 2010, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1. Financial Information
Pacific Health Care Organization, Inc.
Consolidated Balance Sheets
ASSETS
	March 31, 2010 (Unaudited)	December 31, 2009
Current Assets
Cash	$464,058	$604,022
Accounts receivable, net of allowance of $20,000	177,678	155,066
Deferred tax asset	12,469	12,469
Income tax receivable	11,523	11,523
Prepaid expenses	37,275	66,400
Total current assets	703,003	849,480
Property and equipment, net
Computer equipment	60,922	60,922
Furniture & fixtures	28,839	28,839
Total property & equipment	89,761	89,761
Less: accumulated depreciation	(86,463)	(86,318)
Net property & equipment	3,298	3,443

Office equipment under capital lease	25,543	-
Less: accumulated depreciation	(6,386)	-
Net office equipment under capital lease	19,157	-
Total assets	$725,458	$852,923

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$24,474	$6,672
Accrued expenses	67,439	169,054
Tax payable	625	100
Current obligations under capital lease	5,834	-
Unearned revenue	10,328	19,534
Total current liabilities	108,700	195,360

Long term liabilities
Noncurrent obligations under capital lease	18,312	-
Total long term liabilities	18,312	-
Total liabilities	127,012	195,360

Commitments and Contingencies	-	-

Shareholders' Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $0.001 par value; 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings (deficit)	(25,985)	33,132
Total Stockholders' Equity	598,446	657,563
Total liabilities and stockholders' equity	$725,458	$852,923

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Consolidated Statements of Operations
(Unaudited)
	For three months ended March 31,
	2010	2009
Revenues:
HCO fees	$140,351	$244,998
MPN fees	146,333	149,560
Other	60,874	126,797
Total revenues	347,558	521,355

Expenses:
Depreciation	6,531	146
Consulting fees	61,231	62,586
Salaries & wages	173,414	212,451
Professional fees	38,050	56,595
Insurance	31,709	28,671
Employment enrollment	-	15,000
Data maintenance	18,621	55,632
General & administrative	76,675	84,501

Total expenses	406,231	515,582

Income (loss) from operations	(58,673)	5,773

Other income (expense)
Interest income	620	747
Interest (expense)	(439)	-
Total other income (expense)	181	747

Income (loss) before taxes	(58,492)	6,520

Income tax provision (benefit)	(625)	1,468

Net income (loss)	$(59,117)	$5,052

Basic and fully diluted earnings per share:
Earnings per share amount	$(.07)	$.01
Weighted average common shares outstanding	802,424	802,424

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(59,117)	$5,052
Adjustments to reconcile net income to net cash:
Depreciation	6,531	145
Changes in operating assets & liabilities
(Increase) decrease in accounts receivable	(22,612)	(92,280)
(Increase) in deferred tax asset	-	-
(Increase) in prepaid state income tax	-	-
Decrease in prepaid expenses	29,125	2,273
Increase in accounts payable	17,802	1,940
Increase (decrease) in accrued expenses	(101,615)	33,664
Increase (decrease) in tax payable	525	(30,532)
(Decrease) in unearned revenue	(9,206)	(5,467)
Net cash provided by (used in) operating activities	(138,567)	(85,205)

Cash Flows from investing activities
Purchase of office equipment under capital lease	(25,543)	-
Net cash used by investing activities	(25,543)	-

Cash Flows from financing activities
Increase in obligations under capital lease	25,543	-
Payment of obligation under capital lease	(1,397)	-
Net cash from financing activities	24,146	-

Decrease in cash	(139,964)	(85,205)

Cash at beginning of period	604,022	624,401
Cash at end of period	$464,058	$539,196

Supplemental cash flow information
Cash paid for:
Interest	$149	$-
Income taxes	$100	$32,000

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2010

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K.  Operating results for the three-months ended March 31, 2010 are not necessarily indicative of the results to be expected for year ending December 31, 2010.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company used the accrual method of accounting for the period ended March 31, 2010.

B.   Revenue Recognition

The Company applies the revenue recognition provisions pursuant to Accounting Standards Codification (“ASC”) 605.10, Revenue Recognition (“ASC 605”) (formerly SAB Topic 13A), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The guidance outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2010
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

	For the Three Months Ended
	March 31,
	2010	2009
Basic Earnings per share:
Income (numerator)	$(59,117)	$5,052
Shares (denominator)	802,424	802,424
Per share amount	$(.07)	$.01

Fully Diluted Earnings per share:
Income (numerator)	$(59,117)	$5,052
Shares (denominator)	802,424	802,424
Per share amount	$(.07)	$.01

F.   Depreciation

The cost of property and equipment is depreciated over the estimated useful lives of the related assets.  The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets for the estimated lives of the assets.  Depreciation is computed on the straight line method.  The amount of equipment under capital lease is depreciated in the year the equipment was acquired under Internal Revenue Code Section 179.  The equipment under capital lease was acquired and placed into service in January 2010 and is being depreciated in 12 equal installments during 2010.

G.   Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2010

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

L.   Capital Structure

The Company has two classes of stock.  Preferred stock, 5,000,000 shares authorized, zero issued.  Voting rights and liquidation preferences have not been determined.  The Company also has voting common stock of 50,000,000 shares authorized, with 802,424 shares issued and outstanding.  No dividends were paid in either 2010 or 2009, or in any prior years.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2010

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

M.   Stock Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of Financial Accounting Standards Board ASC Topic 718, “Stock Compensation.”  This standard requires the Company to record compensation expense using the Black-Scholes pricing model.

N.  Trade Receivables

The Company in the normal course of business extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  At March 31, 2010, the Company’s bad debt reserve of $20,000 is a general reserve for balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of March 31, 2010 are as follows:

       Customer A          31%
       Customer B          17%
       Customer C          14%
       Customer D          13%

O.     Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities in and out of Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update is effective for companies with interim and annual reporting periods after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for interim and annual reporting periods beginning after December 15, 2010. We are currently evaluating the potential impact of this new guidance on our consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2010

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In October 2009, the FASB issued guidance that establishes the accounting and reporting provisions for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this guidance also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the potential impact of this new guidance on our consolidated financial statements.

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

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860-10 did not have a material effect on our financial statements.

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Three Months Ended March 31, 2010

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Under the HCO guidelines, all HCOs are required to pay certain annual fees to the California Division of Workers’ Compensation (“DWC”).  These fees, prior to January 1, 2010, included an annual fee per employee enrolled in the HCO at the end of the calendar year.  Effective January 1, 2010, the annual fee was reduced to a stepped amount based on the number of employees enrolled in the HCO.

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

By virtue of our continued certification as an HCO, we were statutorily deemed to be qualified as an approved MPN on January 1, 2005.  As a licensed HCO and MPN, we are able to offer our clients an HCO program, an MPN program and a combination of the HCO and MPN programs.  Under this combination model, an employer can enroll its employees in the HCO program then, prior to the expiration of the 90 or 180 day treatment period under the HCO program, the employer can enroll the employee into the MPN program.  This allows employers to take advantage of both programs.  To our knowledge, we are currently the only entity that offers both programs together.

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

The revised regulations reduce HCO fees and eliminate duplicative HCO reporting requirements.  Annual HCO enrollment fees have been $1.50 per enrollee through calendar year 2006, and were $1.00 per enrollee from January 1, 2007 through December 31, 2009.  Effective in 2010, the annual assessments are $250 for HCOs with enrollments of 0-1000, $350 for 1001-5000, and $500 for 5001 and above.  The 2010 assessments for Medex Healthcare will be $500 for Medex’s network of primary care providers and $250 for Medex’s network of primary and specialized care providers. The HCO enrollment fees were retroactively applied to 2009 assessments.

Liquidity and Capital Resources

           As of March 31, 2010, we had cash on hand of $464,058 compared to $604,022 at December 31, 2009.  The $139,964 decrease in cash on hand is primarily the result of decreases in accrued expenses, tax payable, unearned revenues, and increases in accounts receivable, partially offset by increases in current and long term debt, prepaid expense and decreases in prepaid expenses.  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.  We do not anticipate needing to find other sources of capital at this time. However, if our revenues are less than anticipated we may need to find other sources of capital to continue operations.

    We do not currently have any significant capital expenditures planned for the next twelve months that we anticipate will require us to seek outside sources of funding.  We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through debt and/or equity financing.  We do not currently possess a financial institution source of financing.  Given current credit conditions, there is no assurance that we could be successful in obtaining additional debt financing on favorable terms, or at all.  Similarly, given current market and economic conditions there is no guarantee that we could negotiate appropriate equity financing.

Results of Operations

Comparison of the three months ended March 31, 2010 and 2009

Revenue

The total number of employee enrollees increased 16% during three months ended March 31, 2010 compared to March 31, 2009. Despite the increase in employee enrollees total revenues decreased 33% to $347,558.  As of March 31, 2010, we had approximately 247,000 total enrollees.  Enrollment consisted of approximately 33,000 HCO enrollees and 214,000 MPN enrollees.  By comparison as of March 31, 2009 we had approximately 213,000 enrollees, including approximately 59,000 HCO enrollees and approximately 154,000 MPN enrollees.

The net increase in MPN enrollees of approximately 60,000 was mainly the result of adding one customer with approximately 73,000 enrollees offset against an approximate reduction of 13,000 enrollees from other customers.  The new customer with 73,000 enrollees, generates revenues for the Company based upon a percentage of savings it realizes from the enrollment into Medex’s program by its employees.  During the three months ended March 31, 2010, revenues generated from this new customer on a percentage of savings basis were significantly lower per enrollee when compared to those revenues generated on monthly or annual service fee per number of enrollees. The decrease in HCO enrollment of approximately 26,000 enrollees was primarily the result of a non-renewal by one of our major customers effective August 1, 2009. The economic slowdown has, and we expect will continue to impact us, as employers seek to address the effects of the current economic environment on their individual businesses.  As a result of the economic slowdown, employers are reducing their workforce.  However, this may lead to an increase in workers’ compensation claims.

In the current economic environment, we anticipate businesses will seek ways to reduce their workers’ compensation program costs.   As a result, we expect to experience client turnover, in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of existing services.  We also anticipate our market may shrink as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.  As a result, the market is currently subject to restructuring in the type and pricing of services provided in our industry. In January 2010 we received notice from a significant customer that it would not be renewing its contract with Medex when it terminated at the end of March 2010.  This customer accounted for 11% of Medex’s revenues in 2009 and 13% during the three months ended March 31, 2010.  We believe this non-renewal is the result of companies seeking to reduce expenses wherever possible and is representative of what is happening throughout the industry.  We expect these factors may continue to erode HCO Fees, MPN Fees and Other Revenue until economic conditions improve.

HCO Fees

During the three months ended March 31, 2010 and 2009, HCO fee revenues were $140,351 and $244,998, respectively.  This 43% decrease in revenue from HCO fees during the three months ended March 31, 2010 was the result of a 44% decrease in HCO enrollment.  This was attributable to decreased employee enrollment, primarily due to non-renewal by one of our major customers effective August 1, 2009.

MPN Fees

MPN Fee revenues for the three months ended March 31, 2010 were $146,333 compared to $149,560 for the three months ended March 31, 2009.  As of March 31, 2010 we realized a 28% increase in MPN enrollment when compared the same period 2009.  As discussed above, however, while MPN enrollment increased, because of differing fee terms, unbundling of services, price competition and similar factors as compared to 2009, we actually realized a 2% decrease in MPN  revenues.

Other Revenue

During the three months ended March 31, 2010, other revenue decreased 52% to $60,874 from $126,797 in the same period a year earlier. The primary component of other revenue is nurse case management.  We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services.  The decrease in other revenue of $65,923 was mainly the result of lower nurse case management service fees resulting from a non-renewal by one of our major customers effective August 1, 2009.

Expenses

Total expenses for the three months ended March 31, 2010 and 2009 were $406,231 and $515,582, respectively.  The decrease of $109,351 was the result of decreases in salaries and wages, professional fees, data maintenance, employment enrollment and general and administrative expense, offset by increases in depreciation and insurance expense.

Consulting Fees

During the three months ended March 31, 2010, consulting fees decreased to $61,231 from $62,586 during the three months ended March 31, 2009.  This decrease of approximately $1,400 in consulting fees was due to reduced marketing consulting fees of $2,600 offset by increased corporate development fees of approximately $1,200.  Consulting fees will increase during fiscal 2010 as a result of an increase, effective April 1, 2010, in the monthly retainer fee paid to Medex’s president who is compensated as a consultant.  Additionally, in the event we see an increased level of services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers, we could experience higher consulting fees.

Salaries and Wages

Salaries and wages decreased $39,037 or 18% to $173,414 from $212,451 during the three months ended March 31, 2010 compared with the three months ended March 31, 2009.  The decrease in salaries and wages was primarily due to a 10% reduction in wages for all salaried employees that went into effect in May 2009 and the termination of Medex’s former president on August 3, 2009.  The decrease resulting from the termination of Medex’s former president was partially offset by Medex hiring a Vice President in October 2009, who terminated in March 2010.  Medex also hired a new President in December 2009.  He is compensated as a consultant and his monthly fees are recorded as consulting fees rather than salaries and wages.

Professional Fees

For the three months ended March 31, 2010, we incurred professional fees of $38,050 compared to $56,595 during the three months ended March 31, 2009.  This 33% decrease in fees is primarily the result of decreased accounting and nurse case management fees, partially offset by increases in other professional fees. The decrease in accounting fees was the result of incurring lower levels of audit fees during the three months ended March 31, 2010.

Insurance

During the three months ended March 31, 2010, we incurred insurance expenses of $31,709, a $3,038 increase over the prior year three months.  The increase in 2010 was primarily due to adjustments made to the Company’s property and general liability insurance premiums.  We do not expect insurance expense to increase materially in 2010.

Employment Enrollment

As an HCO, we were required to pay a fee to the DWC for each person enrolled at the end of the calendar year in our HCO program.  Because employee enrollment expenses are not determined until year end, we had been accruing expenses during the year based on our estimation of what enrollment will be at year end.  Effective January 1, 2010, the annual HCO assessment moved to a flat fee basis.  Effective in 2010, the annual assessments became $250 for HCOs with enrollments of 0-1000, $350 for enrollments of 1001-5000, and $500 for enrollments above 5000.  The revisions to the HCO regulations became effective on January 1, 2010, and the change to the HCO enrollment fees was retroactively applied to 2009 assessments.  As a result of this change, employee enrollment decreased by $15,000 during the three months ended March 31, 2010 when compared to the previous year’s period. The changes in the HCO enrollment fee structure represents a significant decrease compared to the employee enrollment expenses we have historically paid.

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

During the three months ended March 31 2010, we experienced a 44% decrease in HCO enrollees and a 28% increase in MPN enrollees when compared the same period a year earlier, resulting in an overall enrollment increase of 16%.  Data maintenance fees decreased 67% from $55,632 to $18,621 during the three months ended March 31, 2010 when compared to the same period in 2009.  The decrease in data maintenance fees is primarily attributable to changing our primary service provider in August 2009.  Under an agreement with our new primary service provider, the Company agreed to pay a flat fee of $5,000 per month for the use of their associate development system until a cumulative amount of approximately $53,000 is paid, at which time the monthly $5,000 fee will cease and under the terms of the agreement the Company will own the system without further payments. Any additional software improvements or updates costs, if any, will be negotiated with the provider.

General and Administrative

General and administrative expenses decreased 9% to $76,675 during the three months ended March 31, 2010.  The decrease in general and administrative expense of $7,826 was primarily attributable to decreases in expenses associated with MPN notification printing costs and was partially offset by increases in other miscellaneous general and administrative expenses. We expect current levels of general and administrative expenses to remain constant unless we realize a significant increase in new revenues.

Net Income

During the three months ended March 31, 2010, total revenues of $347,558 were lower by $173,797 when compared to the same period in 2009.   This decrease in total revenues was partially offset by the $109,351 decrease in total expenses resulting in a loss from operations of $58,673 compared to an income from operations of $5,773 during three months ended March 31, 2009.  Correspondingly, we realized a net loss of $59,117 for the three months ended March 31, 2010, compared to a net income of $5,052, during the three months ended March 31, 2009.  While the current recession has had an adverse impact on our gross revenues during the three month period ending March 31, 2010, we expect moderate increases in revenues beginning in the second quarter of 2010, (compared to the the first quarter of 2010), to be generated from new services offered by the Company to existing and new customers in the areas of managed bill review and clinical and non-clinical utilization reviews.  There are no assurances that the new services will materialize to a level that will allow us to become profitable.

Cash Flow

During the three months ended March 31, 2010 cash was primarily used to fund operations. We had a net decrease in cash of $139,964 during the three months ended March 31, 2010.  See below for additional discussion and analysis of cash flow.

	For the three months ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Net cash used in operating activities	$(138,567)	$(85,205)
Net cash used in investing activities	(25,543)	-
Net cash provided by financing activities	24,146	-

Net Change in Cash	$(139,964)	$(85,205)

During the three months ended March 31, 2010, net cash used in operating activities was $138,567, compared to net cash provided by operating activities of $85,205 during the three months ended March 31, 2009.  As discussed herein we realized a net loss of $59,117 during the three months ended March 31, 2010, compared to a net income of $5,052 during the three months ended March 31, 2009.

In January 2010 we entered into a capital lease arrangement whereby we leased an office copy machine for $25,543. The asset  was recorded on our balance sheet under office equipment under capital lease and our liability incurred under the lease was recorded as current and noncurrent obligations under capital lease.    The lease arrangements is for a term of 48 months at level operating rents with capital interest rate at 7%.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of March 31, 2010:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Office Leases	$105,677	$105,677	$-	$-	$-
Total operating leases	$105,677	$105,677	$-	$-	$-
Capital Leases:
Office Equipment Leases	$38,662	$10,086	$28,243	-	-
Total capital leases	$38,662	$10,086	$28,243	$-	$-

Off-Balance Sheet Financing Arrangements

As of March 31, 2010 we had no off-balance sheet financing arrangements.

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

Revenue Recognition —  The Company applies the revenue recognition provisions pursuant to Accounting Standards Codification (“ASC”) 605.10, Revenue Recognition (“ASC 605”) (formerly SAB Topic 13A), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The guidance outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.

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

Item 4T.   Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, our management concluded that as of March 31, 2010, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: May 17, 2010	By:	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Fred Odaka
Fred Odaka
Chief Financial Officer