Form 10-Q
period 2010-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2010-08-16
CIK 1138476

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________________ to _________________

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

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	Yes ☐ No ☒

As of August 10, 2010, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Information
Pacific Health Care Organization, Inc.
Balance Sheets
ASSETS
	June 30, 2010 (Unaudited)	December 31, 2009
Current Assets
Cash	$419,450	$604,022
Accounts receivable, net of allowance of $20,000	136,108	155,066
Deferred tax asset	12,469	12,469
Income tax receivable	48,023	11,523
Prepaid expenses	52,959	66,400
Total current assets	669,009	849,480

Property and equipment, net
Computer equipment	60,922	60,922
Furniture & fixtures	28,839	28,839
Office equipment under capital lease	25,543	-
Total property & equipment	115,304	89,761
Less: accumulated depreciation and amortization	(99,380)	(86,318)
Net property & equipment	15,924	3,443

Total assets	$684,933	$852,923

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$8,235	$6,672
Accrued expenses	78,063	169,054
Income tax payable	850	100
Current obligation under capital lease	5,937	-
Unearned revenue	9,620	19,534
Total current liabilities	102,705	195,360

Long term liabilities
Noncurrent obligation under capital lease	16,789	-
Total liabilities	119,269	195,360

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $ 0.001 par value; 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained Earnings (deficit)	(58,992)	33,132
Total stockholders' equity	565,439	657,563
Total liabilities and stockholders’ equity	$684,933	$852,923

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Statements of Operations
(Unaudited)

	For three months ended		For six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
HCO fees	$152,173	$230,263	$292,524	$475,261
MPN fees	156,138	151,291	302,471	300,851
Other	38,089	125,136	98,963	251,933
Total revenues	346,400	506,690	693,958	1,028,045

Expenses:
Depreciation and amortization	6,531	145	13,062	291
Consulting fees	74,205	57,497	135,436	120,083
Salaries & wages	149,185	181,856	322,599	394,307
Professional fees	44,545	35,657	82,595	92,252
Insurance	20,400	28,115	52,109	56,786
Outsource service fees	1,024	-	1,024	-
Employment enrollment	-	15,000	-	30,000
Data maintenance	38,050	46,905	56,671	102,537
General & administrative	81,380	71,360	158,055	155,861
Total expenses	415,320	436,535	821,551	952,117

Income (loss) from operations	(68,920)	70,155	(127,593)	75,928

Other income (expense):
Interest income	452	657	1,072	1,404
Interest (expense)	(414)	-	(853)	-
Total other income (expense)	38	657	219	1,404

Income (loss) before taxes	(68,882)	70,812	(127,374)	77,332

Income tax provision (benefit)	(35,875)	29,465	(35,250)	30,933

Net income (loss)	$(33,007)	$41,347	$(92,124)	$46,399

	For three months ended		For six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic and fully diluted earnings per share:
Earnings per share amount	$(.04)	$.05	$(.12)	$.06
Weighted average common shares outstanding	804,424	804,424	804,424	804,424

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(92,124)	$46,399
Adjustments to reconcile net income to net cash:
Depreciation and amortization	13,062	291
Changes in operating assets & liabilities
Decrease (increase) in accounts receivable	18,958	(188,554)
(Increase) in prepaid income tax	-	(8,600)
(Increase) in income tax receivable	(36,500)	-
Decrease (increase) in prepaid expenses	13,441	(9,276)
Increase in accounts payable	1,563	3,014
(Decrease) increase in accrued expenses	(90,991)	57,110
Increase (decrease) in income tax payable	750	(1,067)
(Decrease) in unearned revenue	(9,914)	(5,057)
Net cash provided by (used in) operating activities	(181,755)	(105,740)

Cash Flows from Investing Activities
Purchase of office equipment under capital lease	(25,543)	-
Net cash used by investing activities	(25,543)	-

Cash Flows from Financing Activities
Increase in obligation under capital lease	25,543	-
Payment of obligation under capital lease	(2,817)	-
Net cash used by financing activities	22,726	-

(Decrease) in cash	(184,572)	(105,740)

Cash at beginning of period	604,022	624,401
Cash at end of period	$419,450	$518,661

Supplemental Cash Flow Information
Cash paid for:
Interest	$718	$-
Taxes	$500	$40,600

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2010

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the six-months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company uses the accrual method of accounting.

B.   Revenue Recognition

The Company applies revenue recognition provisions pursuant to Accounting Standards Codification (“ASC”) 605.10, Revenue Recognition (“ASC 605”) (formerly SAB Topic 13A), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The guidance outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.

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
For the Six Months Ended June 30, 2010

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

E.   Net Earnings (Loss) Per Share of Common Stock (unaudited)

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  There were no dilutive instruments outstanding at June 30, 2010 or 2009.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic and fully diluted earnings per share:
Income (loss) (numerator)	$(33,007)	$41,347	$(92,124)	$46,399
Shares (denominator)	802,424	802,424	802,424	802,424
Per share amount	$(.04)	$.05	$(.12)	$.06

F.   Depreciation and amortization

The cost of property and equipment is depreciated over the estimated useful lives of the related assets.  The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets for the  estimated lives of the assets.  Depreciation is computed on the straight line method. The amount of equipment under capital lease is amortized in the year the equipment was acquired under Internal Revenue Code Section 179.  The equipment under capital lease was acquired and placed into service in January 2010 and is being amortized in 12 equal installments during 2010.

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
For the Six Months Ended June 30, 2010
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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2010 and 2009.

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

L.   Capital Structure

The Company has two classes of stock.  Preferred stock, 5,000,000 shares authorized, zero issued.  Voting rights and liquidation preferences have not been determined. The Company also has voting common stock, of 50,000,000 shares authorized, with 802,424 shares issued and outstanding.  No dividends were paid in the six months ended June 30, 2010 and 2009, nor in any prior period.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2010

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

M.   Stock-Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of Financial Accounting Standards Board ASC Topic 718, “Stock Compensation.”  This standard requires the Company to record compensation expense using the Black-Scholes pricing model.

N.   Trade Receivables

The Company, in the normal course of business, extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  At the six months ended June 30, 2010, the Company’s bad debt reserve of $20,000 is a general reserve for balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the major customers to total accounts receivable for the six months ended June 30, 2010 are as follows:

Customer A	22%
Customer B	21%
Customer C	15%
Customer D	10%

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2010

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Six Months Ended June 30, 2010

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Item 2.   Management’s Discussion and Analysis of Financial Statements and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate” “projected” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

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

Throughout this report, unless the context indicates otherwise, the terms, “we,” “us,” “our” or “the Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”), Industrial Resolutions Coalition, Inc. (“IRC”) and Arissa Managed Care, Inc (“Arissa”).

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

In 2004 the California legislature enacted new laws that created MPNs.  Like an HCO, an MPN is a network of health care professionals, but MPN networks are not required to have the same level of medical expertise in treating employees’ work place injuries.  Under an MPN program, the employer dictates which physician the injured employee will see for the initial visit.  Thereafter, the employee can choose to treat with any physician within the MPN network.

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

In June 2010, PHCO made an equity investment of $1,000 to acquire 1,000,000 shares of Arissa common stock from Arissa, which represents all of the issued and outstanding common stock of Arissa.  Tom Kubota, a PHCO officer and director was the incorporator and is a director of Arissa.  Fred Odaka, a PHCO officer is the secretary and treasurer of Arissa.  Neither Mr. Kubota nor Mr. Odaka were shareholders of Arissa and neither received any funds from the PHCO equity investment into Arissa.  We anticipate Arissa will provide marketing services to Medex and IRC.

Liquidity and Capital Resources

           As of June 30, 2010 we had cash on hand of $419,450 compared to $604,022 at December 31, 2009.  The $184,572 decrease in cash on hand is the result of decreases in revenue from operations, unearned revenue, and accrued expenses, partially offset by decreases in accounts receivables and prepaid expenses and an increase in accumulated depreciation.  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.  We do not anticipate the need to find other sources of capital at this time.

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

Results of Operations

Comparison of the three months ended June 30, 2010 and 2009

Revenue

The total number of employee enrollees increased 13% during three months ended June 30, 2010 compared to June 30, 2009.  Even though we realized an increase in employee enrollees, total revenues decreased 32% to $346,400.  As of June 30, 2010, we had approximately 245,000 total enrollees.  Enrollment consisted of approximately 35,000 HCO enrollees and 210,000 MPN enrollees.  By comparison as of June 30, 2009 we had approximately 216,000 enrollees, including approximately 57,000 HCO enrollees and approximately 159,000 MPN enrollees.

The net increase in MPN enrollees of approximately 51,000 was mainly the result of adding one customer with approximately 73,000 enrollees offset against an approximate reduction of 22,000 enrollees from other customers.  The new customer with 73,000 enrollees generates revenues for the Company based upon a percentage of savings it realizes from its enrollment into Medex’s program by its employees.  During the three months ended June 30, 2010 revenues generated from this new customer on a percentage of savings basis were significantly lower per enrollee when compared to those revenues generated on a monthly or annual service fee per number of enrollees basis. The decrease in HCO enrollment of approximately 22,000 enrollees was primarily the result of a non-renewal by one of our major customers in August 2009. The economic slowdown has, and we expect will continue to impact us, as employers seek to address the effects of the current economic environment on their individual businesses.  As a result of the economic slowdown, employers are reducing their workforce.  However, this may lead to an increase in workers’ compensation claims.

In the current economic environment, we anticipate businesses will continue to seek ways to reduce their workers’ compensation program costs.   As a result, we expect to experience client turnover, in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of existing services.  We also anticipate our market may shrink as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.  As a result, the market is currently subject to restructuring in the type and pricing of services provided in our industry. In January 2010 we received notice from a significant customer that it would not be renewing its contract with Medex when it terminated at the end of March 2010.  This customer accounted for 11% of Medex’s revenues in 2009 and 1% during the three months ended June 30, 2010.  We believe this non-renewal is the result of the company seeking to reduce expenses wherever possible and is representative of what is happening throughout the industry.  We expect these factors may continue to erode HCO Fees, MPN Fees and Other Revenue until economic conditions improve.

HCO Fees

During the three months ended June 30, 2010 and 2009, HCO fee revenues were $152,173 and $230,263 respectively.  A 39% decrease in HCO enrollment during the three months ended June 30, 2010, resulted in this 34% decrease in revenue from HCO fees.  This was attributable to decreased employee enrollment, primarily due to non-renewal by one of our major customers in August 2009.

MPN Fees

MPN fee revenue for the three months ended June 30, 2010 was $156,138 compared to $151,291 for the three months ended June 30, 2010.  During the second fiscal quarter we realized a 32% increase in MPN enrollment when compared the same period 2009.  Although MPN enrollment increased 32%, because of differing fee terms, unbundling of services, price competition and similar factors, we realized only a 3% increase in MPN revenue during the three months ended June 30, 2010.

Other Revenue

During the three months ended June 30, 2010 other revenue decreased 70% to $38,089 from $125,136 in the same period a year earlier.  The primary component of other revenue is nurse case management.  We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services.  The decrease in other revenue of $87,047 was mainly the result of lower nurse case management service fees resulting from a non-renewal by a major customer in August 2009 coupled with other clients being less willing to utilize nurse case management services in an effort to cut costs.

Expenses

Total expenses for the three months ended June 30, 2010 and 2009 were $415,320 and $436,535 respectively.  The decrease of $21,215 was the result of decreases in salaries and wages, insurance, employment enrollment expense and data maintenance, offset by increases in depreciation, consulting fees, professional fees, outsource service fees and general and administration expense.

Consulting Fees

During the three months ended June 30, 2010 consulting fees increased to $74,205 from $57,497 during the three months ended June 30, 2009.  This increase in consulting fees of $16,708 was primarily the result of hiring a manager of bill review and electronic data interchange (“EDI”) operations and the addition of a corporate development consultant in March 2010.  Additionally, in the event we see an increased level of services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers, we could experience higher consulting fees.

Salaries and Wages

Salaries and wages decreased $32,671 or 18% to $149,185 from $181,856 during the three months ended June 30, 2010 compared with the three months ended June 30, 2009.  The decrease in salaries and wages was primarily due to the termination of Medex’s former president on August 3, 2009 and a 10% reduction in wages for all salaried employees that went into effect in May 2009.  Medex also hired a new President in December 2009 who is also Medex’s medical director.  He is compensated as a professional consultant and his monthly fees are recorded as professional fees rather than salaries and wages.

Professional Fees

For the three months ended June 30, 2010 we incurred professional fees of $44,545 compared to $35,657 during the three months ended June 30, 2009.  This 25% increase in professional fees was  primarily the result of an increase, effective April 1, 2010 in the monthly retainer fee paid to Medex’s president who is compensated as Medex’s medical director and president and an increased legal fees partially offset by lower accounting fees.

Insurance

During the three months ended June 30, 2010 we incurred insurance expenses of $20,400 a $7,715 decrease over the prior year three months of 2009.  The decrease in insurance expense realized during the three months ended June 30, 2010 was the result of lower workers’ compensation insurance premiums together with an adjustment transferring previously expensed insurance premiums in the first quarter of 2010 to prepaid insurance.  We do not expect insurance expense to increase materially in 2009.

Employment Enrollment

As an HCO, we were required to pay a fee to the DWC for each person enrolled at the end of the calendar year in our HCO program.  Because employee enrollment expenses are not determined until year end, we had been accruing expenses during the year based on our estimation of what enrollment will be at year end.  Effective January 1, 2010 the annual HCO assessment moved to a flat fee basis.  Effective in 2010 the annual assessments became $250 for HCOs with enrollments of 0-1,000, $350 for enrollments of 1,001-5,000, and $500 for enrollments above 5,000.  The revisions to the HCO regulations became effective on January 1, 2010 and the change to the HCO enrollment fees was retroactively applied to 2009 assessments.  As a result of this change, employee enrollment decreased by $15,000 during the three months ended June 30, 2010 when compared to the previous year’s period. The changes in the HCO enrollment fee structure represents a significant decrease compared to the employee enrollment expenses we have historically paid.

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

During the three months ended June 30, 2010 we experienced a 39% decrease in HCO enrollees and a 32% increase in MPN enrollees when compared the same period a year earlier, resulting in an overall enrollment increase of 13%.  Data maintenance fees decreased 19% from $46,905 to $38,050 during the three months ended June 30, 2010 when compared to the same period in 2009.  The decrease in data maintenance fees is primarily attributable to changing our primary service provider in August 2009.  Under an agreement with our new primary service provider, we agreed to pay a flat fee of $5,000 per month for the use of their associate development system until a cumulative amount of approximately $53,000 is paid, at which time the monthly $5,000 fee will cease and under the terms of the agreement we will own the system without further payments. Any additional software improvements or updates costs, if any, will be negotiated with the provider.

General and Administrative

General and administrative expenses increased 14% to $81,380 during the three months ended March 31, 2010.  The increase in general and administrative expense of $10,020 was primarily attributable to increases in advertising expenses, internet expense, vacation expense and miscellaneous general and administrative expenses,  partially offset a decrease in printing and reproduction costs. We expect current levels of general and administrative expenses to remain constant unless we realize a significant increase in new revenues.

Net Income

During the three months ended June 30, 2010 total revenues of $346,400, were lower by $160,290 when compared to the same period in 2009.   This decrease in total revenues was partially offset by $21,215 decrease in total expenses resulting in a loss from operations of $68,920 compared to an income from operations of $70,155 during three months ended June 30, 2009.  Correspondingly, we realized a net loss of $33,007 for the three months ended June 30, 2010 compared to a net income of $41,347, during the three months ended June 30, 2009.  While the current recession has had an adverse impact on our gross revenues during the three month period ending June 30, 2010 we expect modest increases in revenues beginning in the third quarter of 2010, (compared to the second quarter of 2010), to be generated from new services offered by the Company to existing and new customers in the areas of managed bill review and clinical and non-clinical utilization reviews.  There are no assurances that the new services will materialize to a level that will allow us to become profitable.

Comparison of the six months ended June 30, 2010 and 2009

Revenue

The total number of employee enrollees increased 13% during six months ended June 30, 2010 compared to June 30, 2009.  Although we realized an increase in employee enrollees, total revenues decreased 33% to $693,958.  As of June 30, 2010 we had approximately 245,000 total enrollees.  Enrollment consisted of approximately 35,000 HCO enrollees and 210,000 MPN enrollees.  By comparison as of June 30, 2009 we had approximately 216,000 enrollees, including approximately 57,000 HCO enrollees and approximately 159,000 MPN enrollees.

HCO Fees

During the six months ended June 30, 2010 and 2009 HCO fee revenues were $292,524 and $475,261 respectively.  The 39% decrease in HCO enrollment during the six months ended June 30, 2010 resulted in a 38% decrease in revenue from HCO fees.  This was attributable to decreased employee enrollment and decreased re-notification of existing clients.

MPN Fees

MPN Fee revenues for the six months ended June 30, 2010 were $302,471 compared to $300,851 for the six months ended June 30, 2009.  As of June 30, 2010 we realized a 32% increase in MPN enrollment when compared the same period 2009.  Although we had an increase in MPN enrollment during the six months ended June 30, 2010, factors such as differing fee terms, unbundling of services, price competition and other similar factors as compared to 2009, resulted in only a 1% increase in MPN revenues compared to the same period 2009.

Other Revenue

During the six months ended June 30, 2010 other revenue decreased 61% to $98,963 from $251,933 in the same period a year earlier.  As noted above, the primary component of other revenue is nurse case management.  Other revenue decreased by $152,970 during the six months ended June 30, 2010 primarily resulting from a non-renewal by a major customer in August 2009 and an overall decline in demand for nurse case management services, which we believe is related to efforts by employers to reduce costs.

Expenses

Total expenses for the six months ended June 30, 2010 and 2009 were $821,551 and $952,117.  The decrease of $130,566 was primarily the result in decreases in salary and wages, professional fees, insurance, employment enrollment fees, and data maintenance expense partially offset by increases in depreciation, consulting fees, outsource service fees and general and administrative expenses.

Consulting Fees

During the six months ended June 30, 2010, consulting fees increased to $135,436 from $120,083 during the six months ended June 30, 2009.  This increase in consulting fees of $15,353 was primarily the result of hiring a manager of bill review and EDI operations and the addition of a corporate development consultant in March 2010.  Additionally, in the event we see an increased level of services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers, we could experience higher consulting fees.

Salaries and Wages

Salaries and wages decreased $71,708 or 18% to $322,599 from $394,307 during the six months ended June 30, 2010 compared with the six months ended June 30, 2009.  The decrease in salaries and wages was primarily due to the termination of Medex’s former president in August 2009 and a 10% reduction in wages for all salaried employees that went into effect in May 2009.  Medex also hired a new president in December 2009 who is also Medex’s medical director.  He is compensated as a professional consultant and his monthly fees are recorded as professional fees rather than salaries and wages.

Professional Fees

For the six months ended June 30, 2010, we incurred professional fees of $82,595 compared to $92,252 during the six months ended June 30, 2009.  This 11% decrease in professional fees was primarily the result of decrease in accounting fees and NCM fees, partially offset by increases in legal fees, and the medical consulting fees paid to the president of Medex.

Insurance

During the six months ended June 30, 2010, we incurred insurance expenses of $52,109 a $4,677 decrease over the same six-month period of 2009.  The decrease in insurance expense realized during the six months ended June 30, 2010 was the result of lower workers’ compensation insurance premiums together with modest premium reductions in Medex’s other insurance policies.  We do not expect insurance expense to increase materially in 2010.

Employment Enrollment

As discussed earlier above, effective January 1, 2010 the annual HCO assessment moved to a flat fee basis.  Effective in 2010 the annual assessments became $250 for HCOs with enrollments of 0-1,000, $350 for enrollments of 1,001-5,000, and $500 for enrollments above 5,000.  The revisions to the HCO regulations became effective on January 1, 2010 and the change to the HCO enrollment fees was retroactively applied to 2009 assessments.  As a result of this change, employee enrollment decreased by $30,000 during the six months ended June 30, 2010 when compared to the previous year’s period. The changes in the HCO enrollment fee structure represents a significant decrease compared to the employee enrollment expenses we have historically paid.

Data Maintenance

During six months ended June 30, 2010 we experienced a 39% decrease in HCO enrollment and a 32% increase in MPN enrollment, resulting in an overall enrollment increase of 13%.  Despite the increase in overall employee enrollment, data maintenance fees decreased 45% to $102,537 during the six months ended June 30, 2010.  The decrease in data maintenance fees is primarily attributable to lower data maintenance costs associated with the renewal of MPN enrollees and lower prices negotiated with third party service providers.

General and Administrative

General and administrative was largely unchanged increasing 1% to $158,055 during the six months ended June 30, 2010.  This increase in general and administrative expense was attributable to increases in advertising expense, expenses associated with maintaining a provider network site, vacation expense, rent expense and miscellaneous expenses, partially offset by decreases in printing and reproduction expenses, travel and entertainment expense and shareholders’ meeting expense. We expect current levels of general and administrative expenses to remain constant unless we realize a significant increase in new revenues.

Net Income

During the six months ended June 30, 2010 total revenues of $693,958 were lower by $334,087 when compared to the same period in 2009.   This decrease in total revenues was only partially offset by the $130,566 decrease in total expenses resulting in a loss from operations of $127,593 compared to an income from operations of $75,928 during six months ended June 30, 2009.  Correspondingly, we realized a net loss of $92,124 for the six months June 30, 2010, compared to a net income of $46,399, during the six months ended June 30, 2009.  We expect modest increases in revenues beginning in the third quarter of 2010, (compared to the second quarter of 2010), to be generated from new services offered by the Company to existing and new customers in the areas of managed bill review and clinical and non-clinical utilization reviews.  There are no assurances that the new services will materialize to a level that will allow us to become profitable.

Cash Flow

During the six months ended June 30, 2010 cash was primarily used to fund operations. We had a net decrease in cash of $184,572 during the six months ended June 30, 2010 as compared a decrease in cash of $105,740 at June 30, 2009.  See below for additional discussion and analysis of cash flow.

	For the six months ended June 30,
	2010	2009
	(unaudited)	(unaudited)

Net cash provided by (used in) operating activities	$(181,755)	$(105,740)
Net cash used in investing activities	(25,543)	-
Net cash provided by financing activities	22,726	-

Net Change in Cash	$(184,572)	$(105,740)

During the six months ended June 30, 2010, net cash used in operating activities was $181,755 compared to net cash used by operating activities of $105,740 during the six months ended June 30, 2009.  As discussed herein we realized net loss from operations of $127,593 during the six months ended June 30, 2010, compared to a net income from operations of $75,928 during the six months ended June 30, 2009.

In January 2010 we entered into a capital lease arrangement whereby we leased an office copy machine for $25,543. The asset was recorded on our balance sheet under office equipment under capital lease and our liability incurred under the lease was recorded as current and noncurrent obligations under capital lease.    The lease arrangement is for a term of 48 months at level operating rents with capital interest rate at 7%.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of March 31, 2010:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases:
Office leases	$76,856	$76,856	$-	$-	$-
Total operating leases	$76,856	$76,856	$-	$-	$-
Capital lease:
Office equipment	$36,140	$10,086	$26,055	$-	$-
Total capital lease	$36,140	$10,086	$26,055	$-	$-

Off-Balance Sheet Financing Arrangements

As of June 30, 2010 we had no off-balance sheet financing arrangements.

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

Item 4.   Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, our management concluded that as of June 30, 2010, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: August 13, 2010	By:	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer

Date: August 13, 2010	By:	/s/ Fred Odaka
Fred Odaka
Chief Financial Officer