Form 10-Q
period 2010-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2010-11-15
CIK 1138476

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010

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

As of November 10, 2010, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1. Financial Information
Pacific Health Care Organization, Inc.
Balance Sheets
ASSETS
	September 30, 2010 (Unaudited)	December 31, 2009
Current Assets
Cash	$342,549	$604,022
Accounts receivable, net of allowance of $20,000	172,482	155,066
Deferred tax asset	12,469	12,469
Income tax receivable	48,023	11,523
Commission draw	12,000	-
Prepaid expenses	76,938	66,400
Total current assets	664,461	849,480

Property and equipment, net
Computer equipment	60,922	60,922
Furniture & fixtures	28,839	28,839
Office equipment under capital lease	25,543	-
Total property & equipment	115,304	89,761
Less: accumulated depreciation and amortization	(90,586)	(86,318)
Net property & equipment	24,718	3,443

Total assets	$689,179	$852,923

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$9,673	$6,672
Accrued expenses	92,336	169,054
Income tax payable	1,475	100
Current obligation under capital lease	6,042	-
Unearned revenue	7,981	19,534
Total current liabilities	117,507	195,360

Long term liabilities
Noncurrent obligation under capital lease	15,238	-
Total liabilities	132,745	195,360

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $ 0.001 par value; 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings (deficit)	(67,997)	33,132
Total stockholders' equity	556,434	657,563
Total liabilities and stockholders’ equity	$689,179	$852,923

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Statements of Operations
(Unaudited)
	For three months ended		For nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
HCO fees	$136,205	$176,861	$428,729	$652,122
MPN fees	149,544	145,324	452,015	446,175
Other	93,402	58,451	192,365	310,384
Total revenues	379,151	380,636	1,073,109	1,408,681

Expenses:
Depreciation and amortization	(8,794)	145	4,268	436
Consulting fees	62,850	51,069	198,286	171,152
Salaries & wages	168,088	162,120	490,687	556,427
Professional fees	47,825	26,049	130,420	118,301
Insurance	24,994	29,982	77,103	86,768
Outsource service fees	4,355	-	5,379	-
Employment enrollment	-	-	-	30,000
Data maintenance	9,763	33,750	66,434	136,287
General & administrative	78,394	74,857	236,449	230,718
Total expenses	387,475	377,972	1,209,026	1,330,089

Income (loss) from operations	(8,324)	2,664	(135,917)	78,592

Other income (expense):
Interest income	333	1,000	1,405	2,404
Interest (expense)	(389)	-	(1,242)	-
Total other income (expense)	(56)	1,000	163	2,404

Income (loss) before taxes	(8,380)	3,664	(135,754)	80,996

Income tax provision (benefit)	625	1,465	(34,625)	32,398

Net income (loss)	$(9,005)	$2,199	$(101,129)	$48,598

	For three months ended		For nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic and fully diluted earnings per share:
Earnings per share amount	$(.01)	$.00	$(.13)	$.06
Weighted average common Shares outstanding	802,424	802,424	802,424	802,424

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(101,129)	$48,598
Adjustments to reconcile net income (loss) to net cash:
Depreciation and amortization	4,268	437
Changes in operating assets & liabilities
(Increase) in accounts receivable	(17,416)	(155,204)
(Increase) in prepaid income tax	-	(8,700)
(Increase) in income tax receivable	(36,500)	-
(Increase) in commission draw	(12,000)	-
(Increase) in prepaid expenses	(10,538)	(4,999)
Increase in accounts payable	3,001	4,019
(Decrease) increase in accrued expenses	(76,718)	22,602
Increase in income tax payable	1,375	399
(Decrease) in unearned revenue	(11,553)	(11,306)
Net cash used in operating activities	(257,210)	(104,154)

Cash Flows from Investing Activities
Purchase of office equipment under capital lease	(25,543)	-
Net cash used by investing activities	(25,543)	-

Cash Flows from Financing Activities
Increase in obligation under capital lease	25,543	-
Payment of obligation under capital lease	(4,263)	-
Net cash used by financing activities	21,280	-

(Decrease) in cash	(261,473)	(104,154)

Cash at beginning of period	604,022	624,401
Cash at end of period	$342,549	$520,247

Supplemental Cash Flow Information
Cash paid for:
Interest	$1,116	$-
Taxes	$500	$40,700

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the nine-months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010

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

E.   Net Earnings (Loss) Per Share of Common Stock (unaudited)

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  There were no dilutive instruments outstanding at September 30, 2010 or 2009.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic and fully diluted earnings per share:
Income (loss) (numerator)	$(9,005)	$2,199	$(101,129)	$48,598
Shares (denominator)	802,424	802,424	802,424	802,424
Per share amount	$(.01)	$.00	$(.13)	$.06

F.   Depreciation and amortization

The cost of property and equipment is depreciated over the estimated useful lives of the related assets.  The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets for the estimated lives of the assets.  Depreciation is computed on the straight line method. The amortization of the equipment under capital lease was being amortized over a12 month  period for the first six month of 2010 under Internal Revenue Code Section 179, however in July 2010 the monthly amortization for equipment under capital lease was changed to a sixty month  period.  The equipment under capital lease was acquired and placed into service in January 2010.

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and  conditions are consistent with current market rates as of September 30, 2010 and 2009.

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

L.   Capital Structure

The Company has two classes of stock.  Preferred stock, 5,000,000 shares authorized, zero issued.  Voting rights and liquidation preferences have not been determined. The Company also has voting common stock, of 50,000,000 shares authorized, with 802,424 shares issued and outstanding.  No dividends were paid in the nine months ended September 30, 2010 and 2009, nor in any prior period.

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

M.   Stock-Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of Financial Accounting Standards Board ASC Topic 718, “Stock Compensation.”  This standard requires the Company to record compensation expense using the Black-Scholes pricing model.

N.   Trade Receivables

The Company, in the normal course of business, extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  At the nine months ended September 30, 2010, the Company’s bad debt reserve of $20,000 is a general reserve for balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the major customers to total accounts receivable for the nine months ended September 30, 2010 are as follows:

            Customer A          31%
            Customer B          12%

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010

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

Pacific Health Care Organization, Inc.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010

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

Item 2.   Management’s Discussion and Analysis of Financial Statements and Results of Operations

    This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate” “projected” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

    Forward-looking statements are predictions and not guarantees of future performance or events.  The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which, by its nature, is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements. We undertake no obligation to amend this report or revise publicly these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Securities Exchange Act of 1934) to reflect subsequent events or circumstances.

    The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2009.

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

    Under the HCO guidelines, all HCOs are required to pay certain annual fees to the California Division of Workers’ Compensation (“DWC”).  Prior to January 1, 2010, these fees included an annual fee per employee enrolled in the HCO at the end of the calendar year.  Effective January 1, 2010, the annual fee was reduced to a stepped amount based on the number of employees enrolled in the HCO.

    In 2004 the California legislature enacted laws that created MPNs.  Like an HCO, an MPN is a network of health care professionals, but MPN networks are not required to have the same level of medical expertise in treating employee work place injuries.  Under an MPN program, the employer dictates which physician the injured employee will see for the initial visit.  Thereafter, the employee can choose to treat with any physician within the MPN network.

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

    Because of the annual fee per enrollee, historically HCO programs have been more expensive than MPN programs.  Revisions to the HCO regulations in January 1, 2010 have helped HCOs become more competitive with MPNs, providing a viable network option for workers’ compensation care.  The DWC has reported that studies have shown that network care is associated with lower costs for employers and better return to work outcomes for injured workers.

    The revised regulations reduce HCO fees and eliminate duplicative HCO reporting requirements.  Annual HCO enrollment fees per enrollee through calendar year 2006 were $1.50 per enrollee, and were $1.00 per enrollee from January 1, 2007 through December 31, 2009.  Effective in 2010, the annual assessments were reduced to $250 for HCOs with enrollments of 0-1,000, $350 for HCO’s with enrollments of 1,001-5,000, and $500 for HCO’s with enrollment above 5,000.  The 2010 assessments for Medex Healthcare will be $500 for Medex’s network of primary care providers and $250 for Medex’s network of primary and specialized care providers. The HCO enrollment fees were retroactively applied to 2009 assessments.

    During the quarter Arissa began providing marketing and sales services for our subsidiaries Medex and IRC.

Results of Operations

   Comparison of the three months ended September 30, 2010 and 2009

Revenue

    The total number of employee enrollees decreased 2% during three months ended September 30, 2010 compared to September 30, 2009.   Total revenues remained almost unchanged decreasing 0.4% to $379,151.  As of September 30, 2010, we had approximately 254,000 total enrollees.  Enrollment consisted of approximately 37,000 HCO enrollees and 217,000 MPN enrollees.  By comparison as of September 30, 2009 we had approximately 260,000 enrollees, including approximately 31,000 HCO enrollees and approximately 229,000 MPN enrollees.

    The net decrease in MPN enrollees of approximately 12,000 was mainly the result of a non-renewal by a major customer in March 2010.  The increase in HCO enrollment of approximately 6,000 enrollees was primarily the result of adding four new HCO customers in the third fiscal quarter 2010. The economic slowdown has, and we expect will continue to impact us, as employers seek to address the effects of the current economic environment on their individual businesses.  As a result of the economic slowdown, employers are reducing their workforce.

    In the current economic environment, we anticipate businesses will continue to seek ways to reduce their workers’ compensation program costs.   As a result, we expect to experience client turnover, in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of existing services or seek services from another service provider.  We also anticipate our market may shrink as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.  As a result, the market is currently subject to restructuring in the type and pricing of services provided in our industry. In January 2010 we received notice from a significant customer that it would not renew its contract with Medex when it terminated at the end of March 2010.  This customer accounted for 11% of Medex’s revenues in 2009 and 1% during the three months ended September 30, 2010.  We believe this non-renewal is the result of the customer seeking to reduce expenses wherever possible and is representative of what is happening throughout the industry.  We expect these factors may continue to erode HCO Fees, MPN Fees and Other Revenue until economic conditions improve.

   HCO Fees

    During the three months ended September 30, 2010 and 2009, HCO fee revenues were $136,205 and $176,861 respectively.  Although we had a 19% increase in HCO enrollment during the three months ended September 30, 2010, HCO revenues decreased by 23%.  This decrease in revenues was mainly the result of converting some customers from the historic HCO monthly and/or annual fees based upon number of employees to fees generated by bill review, PPO savings, utilization review, and case rates during the quarter ended September 30, 2010.  This new billing methodology results in fees being paid later in the life of claims.

   MPN Fees

    During the third fiscal quarter we realized a 5% decrease in MPN enrollment when compared to the same period 2009.  However, MPN fee revenue for the three months ended September 30, 2010 was $149,544 compared to $145,324 for the three months ended September 30, 2009.  Although MPN enrollment decreased 5%, because of increased MPN program administration fees charged to our new customers during the third fiscal quarter of 2010, we realized a 3% increase in MPN fee revenue.

   Other Revenue

    During the three months ended September 30, 2010 other revenue increased 60% to $93,402 from $58,451 in the same period a year earlier.  The primary components of other revenue are medical bill review, nurse case management and utilization review.  The increase in other revenue of $34,951 was mainly the result of increased revenues realized from medical bill review and utilization review offset by decreased nurse case management revenue.

Expenses

    Total expenses for the three months ended September 30, 2010 and 2009 were $387,475 and $377,972 respectively.  The increase of $9,503 was the result of increases in salaries and wages, professional fees, outsource service fees and general and administration expense, offset by decreases in depreciation, insurance and data maintenance.

   Consulting Fees

    During the three months ended September 30, 2010 consulting fees increased to $62,850 from $51,069 during the three months ended September 30, 2009.  This increase in consulting fees of $11,781 was primarily the result of hiring two outside independent consultants to during the third fiscal quarter of 2010 to handle administrative duties resulting from increased utilization reviews and new MPN clients together with an increased legal consulting fees.

   Salaries and Wages

    Salaries and wages increased $5,968, or 4% to $168,088 from $162,120 during the three months ended September 30, 2010 compared with the three months ended September 30, 2009.  The increase in salaries and wages was primarily due to the hiring a manager of bill review and electronic data interchange (“EDI”) operations in June 2010 and the addition of a nurse case manager in September 2010, partially offset by the termination of Medex’s former president during August 2009.  Medex also hired a new President in December 2009 who is also Medex’s medical director.  He is compensated as a professional consultant and his monthly fees are recorded as professional fees rather than salaries and wages.

   Professional Fees

    For the three months ended September 30, 2010 we incurred professional fees of $47,825 compared to $26,049 during the three months ended September 30, 2009.  This 84% increase in professional fees was  primarily the result of an increase, effective April 1, 2010 in the monthly fee paid to Medex’s president who is compensated as Medex’s medical director and president and  increased legal fees partially offset by lower accounting fees.

   Insurance

    During the three months ended September 30, 2010 we incurred insurance expenses of $24,994 a $4,988 decrease over the prior year three months of 2009.  The decrease in insurance expense realized during the three months ended September 30, 2010 was the result of lower workers’ compensation insurance premiums.  We do not expect insurance expense to increase materially throughout the remainder of  2010.

   Outsource service fees

    For the three months ended September 30, 2010 we incurred outsource service fee expense totaling $4,355. During the second quarter of 2010 we commenced outsourcing our medical bill review and certain utilization review services to independent third parties and we incur a per-review fee for each medical bill submitted for review and a monthly fee for certain utilization reviews conducted by our independent outsource service companies. During the same period in 2009 we did not incur any outsource service fees.

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

    During the three months ended September 30, 2010 we experienced 19% increase in HCO enrollees and a 5% decrease in MPN enrollees when compared the same period a year earlier, resulting in an overall enrollment decrease of 2%.  Data maintenance fees decreased 71% from $33,750 to $9,763 during the three months ended September 30, 2010 when compared to the same period in 2009.  The decrease in data maintenance fees is primarily attributable to changing our primary service provider in August 2009.  Under an agreement with our new primary service provider, we agreed to pay a flat fee of $5,000 per month for the use of their associate development system until a cumulative amount of approximately $53,000 is paid, at which time the monthly $5,000 fee will cease and under the terms of the agreement we will own the system without further payments. The last payment to reach the cumulative amount of $53,000 was paid in July 2010.  Any additional software improvements or updates costs, if any, will be negotiated with the provider.

   General and Administrative

    General and administrative expenses increased 4% to $78,394 during the three months ended September 30, 2010.  The increase in general and administrative expense of $3,537 was primarily attributable to increases in equipment and repairs, office supplies, travel and entertainment and vacation partially offset by decreases in dues & subscriptions. We expect current levels of general and administrative expenses to remain constant unless we realize a significant increase in new revenues.

Net Income (Loss)

    During the three months ended September 30, 2010 total revenues of $379,151, were lower by $1,485 when compared to the same period in 2009.   Total expenses for the third quarter of 2010 increased to $387,475 from $377,972 in the same quarter in 2009.  The decrease in total revenues together with an increase in total expenses of $9,503 resulted in a loss from operations of $8,324 compared to an income from operations of $2,664 during three months ended September 30, 2009.  Correspondingly, we realized a net loss of $9,005 for the three months ended September 30, 2010 compared to a net income of $2,199 during the three months ended September 30, 2009.  While the current economic environment had an adverse impact on our gross revenues during the three month period ending September 30, 2010 we expect modest increases in revenues beginning in the forth quarter of 2010, (compared to the third quarter of 2010), to be generated from new services offered by the Company to existing and new customers in the areas of medical bill review and clinical and non-clinical utilization reviews.  There are no assurances that the new services will materialize to a level that will allow us to become profitable.

Comparison of the nine months ended September 30, 2010 and 2009

Revenue

    The total number of employee enrollees decreased 2% during nine months ended September 30, 2010 compared to September 30, 2009.  Although we realized a decrease in employee enrollees of 2%, total revenues decreased 24% to $1,073,109.  As of September 30, 2010 we had approximately 254,000 total enrollees.  As noted above, enrollment consisted of approximately 37,000 HCO enrollees and 217,000 MPN enrollees.  By comparison as of September 30, 2009 we had approximately 260,000 enrollees, including approximately 31,000 HCO enrollees and approximately 229,000 MPN enrollees.

   HCO Fees

    During the nine months ended September 30, 2010 and 2009 HCO fee revenues were $428,729 and $652,122 respectively.  Although we had a 19% increase in HCO enrollment during the nine months ended September 30, 2010 , revenue from HCO fess decreased by 34%.  This decrease in revenues was mainly the result of converting some of our customers from the historic HCO monthly and/or annual fees based upon number of employees to fees generated by bill review, PPO savings, utilization review, and case rates during the quarter ended September 30, 2010.  This new billing methodology results in fees being paid later in the life of claims.

   MPN Fees

    MPN fee revenues for the nine months ended September 30, 2010 were $452,015 compared to $446,175 for the nine months ended September 30, 2009.  As of September 30, 2010 we realized a 5% decrease in MPN enrollment when compared the same period 2009.  Despite this decrease in MPN enrollment during the nine months ended September 30, 2010, as a result of increased monthly MPN administration fees charged to our new MPN customers, we realized a 1% increase in MPN revenues compared to 2009.

   Other Revenue

    During the nine months ended September 30, 2010 other revenue decreased 38% to $192,365 from $310,384 in the same period a year earlier.  One of the primary components of other revenue is nurse case management.  Other revenue decreased by $118,019 during the nine months ended September 30, 2010 primarily resulting from a non-renewal by a major customer in August 2009 and an overall decline in demand for nurse case management services, which we believe is related to efforts by employers to reduce costs.

Expenses

    Total expenses for the nine months ended September 30, 2010 and 2009 were $1,209,026 and $1,330,089, respectively.  The decrease of $121,063, was primarily the result in decreases in salary and wages, insurance, employment enrollment fees, and data maintenance expense partially offset by increases in consulting fees, professional fees, outsource service fees and general and administrative expenses.

   Consulting Fees

    During the nine months ended September 30, 2010, consulting fees increased to $198,286 from $171,152 during the nine months ended September 30, 2009.  This increase in consulting fees of $27,134 was mainly the result of hiring two outside independent consultants during the third quarter 2010 to handle administrative duties resulting from increased utilization reviews and new MPN clients together with an increased legal consulting fees. Additionally, in the event we see an increased level of services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers, we could experience higher consulting fees.

   Salaries and Wages

    Salaries and wages decreased $65,740 or 45% to $490,687 from $556,427 during the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009.  The decrease in salaries and wages was primarily due to the termination of Medex’s former president in August 2009 and a 10% reduction in wages for all salaried employees that went into effect in May 2009.  The decrease was partially offset by the hiring of a manager of bill review and electronic data interchange (“EDI”) operations in June 2010 and the addition of a nurse case manager in September 2010.  Medex also hired a new president in December 2009 who is also Medex’s medical director.  He is compensated as a professional consultant and his monthly fees are recorded as professional fees rather than salaries and wages.

   Professional Fees

    For the nine months ended September 30, 2010, we incurred professional fees of $130,420 compared to $118,301 during the nine months ended September 30, 2009.  This 10% increase in professional fees was primarily the result of an increase, effective April 1, 2010 in the monthly fee paid to Medex’s president who is compensated as Medex’s medical director and president and  increased legal fees partially offset by lower accounting fees.

   Insurance

    During the nine months ended September 30, 2010, we incurred insurance expenses of $77,100 a $9,665 decrease over the same nine-month period of 2009.  The decrease in insurance expense realized during the nine months ended September 30, 2010 was the result of lower workers’ compensation insurance premiums together with modest premium reductions in Medex’s other insurance policies.  We do not expect insurance expense to increase materially throughout the remainder of 2010.

   Employment Enrollment

    As discussed above, effective January 1, 2010 the annual HCO assessment moved to a flat fee basis.  The change to the HCO enrollment fees was retroactively applied to 2009 assessments.  As a result of this change, employee enrollment fees decreased by $30,000 during the nine months ended September 30, 2010 when compared to the previous year’s period. The changes in the HCO enrollment fee structure represent a significant decrease compared to the employee enrollment expenses we have historically paid.

   Data Maintenance

    During nine months ended September 30, 2010 we experienced a 19% increase in HCO enrollment and a 5% decrease in MPN enrollment, resulting in an overall enrollment decrease of 2%.  Despite the decrease in overall employee enrollment of only 2%, data maintenance fees decreased 51% to $66,634 during the nine months ended September 30, 2010.  The decrease in data maintenance fees is primarily attributable to lower data maintenance costs associated with the renewal of MPN enrollees and lower prices negotiated with third party service providers.

   General and Administrative

    General and administrative expense increased by 3% to $236,449 during the nine months ended September 30, 2010.  This increase in general and administrative expense was primarily attributable to increases in advertising expense, expenses associated with maintaining a provider network site, vacation expense and outsource service fees, partially offset by decreases in dues and subscriptions, MPN printing notifications and  shareholders’ meeting expense. We expect current levels of general and administrative expense to remain relatively constant unless we realize a significant increase in new revenues.

Net Income (Loss)

    During the nine months ended September 30, 2010 total revenues of $1,073,109 were lower by $335,572, when compared to the same period in 2009.   This decrease in total revenues was only partially offset by the $121,063 decrease in total expenses resulting in a loss from operations of $135,917 compared to an income from operations of $78,592 during nine months ended September 30, 2009.  Correspondingly, we realized a net loss of $101,129 for the nine months September 30, 2010, compared to a net income of $48,598, during the nine months ended September 30, 2009.  We expect modest increases in revenues beginning in the fourth quarter of 2010, (compared to the third quarter of 2010), to be generated from new services offered by the Company to existing and new customers in the areas of medical bill review and clinical and non-clinical utilization reviews.  There are no assurances that the new services will materialize to a level that will allow us to become profitable.

Liquidity and Capital Resources

    As of September 30, 2010 we had cash on hand of $342,549 compared to $604,022 at December 31, 2009.  The $261,473 decrease in cash on hand is the result of decreases in revenue from operations, unearned revenue and accrued expenses and increases in accounts receivable, income tax receivable, commission draw and prepaid expenses.  These changes were partially offset by decreased accumulated depreciation and increased accounts payable.  Barring a significant downturn in the economy, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months and we do not anticipate the need to find other sources of capital at this time.

    We do not currently have planned any significant capital expenditures during the next twelve months that we anticipate will require us to seek outside sources of funding.  We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through equity and/or debt financing.  We do not currently possess a financial institution source of financing.  Given current credit market conditions, there is no assurance that we could be successful in obtaining debt financing on favorable terms, or at all.  Similarly, given current market and economic conditions there is no guarantee that we could negotiate appropriate equity financing.

Cash Flow

    During the nine months ended September 30, 2010 cash was primarily used to fund operations. We had a net decrease in cash of $261,473 during the nine months ended September 30, 2010 as compared a decrease in cash of $104,154 at September 30, 2009.  See below for additional discussion and analysis of cash flow.

	For the nine months ended September 30,
	2010	2009
	(unaudited)	(unaudited)

Net cash used in operating activities	$(257,210)	$(104,154)
Net cash used in investing activities	(25,543)	-
Net cash provided by financing activities	21,280	-

Net Change in Cash	$(261,473)	$(104,154)

    During the nine months ended September 30, 2010, net cash used in operating activities was $257,210 compared to net cash used by operating activities of $104,154 during the nine months ended September 30, 2009.  As discussed herein we realized a net loss from operations of $135,917 during the nine months ended September 30, 2010, compared to a net income from operations of $78,592 during the nine months ended September 30, 2009.

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

    Currently our principal executive offices are located at 1201 Dove Street, Suite 585, in Newport Beach, California, where we currently lease approximately 950 square feet of office space.  We moved to this location in February 2009 and renewed our lease in March 2010 for one year.  Our monthly rent for this space is approximately $1,700 per month.  The principal offices of our operating subsidiaries, Medex and IRC are currently located in Long Beach, California.  Medex leases approximately 3,504 square feet of office space in Long Beach, California and makes some space available to IRC.  The monthly lease payment during 2010 was approximately $7,900.  The term of this lease is through February 2011.  On September 27, 2010, Medex entered into a lease agreement for new office space.  The new space is located at 1201 Dove Street, Suite 300, in Newport Beach, California.  This new office space, which is approximately 5,074 square feet, will serve as our principal executive offices, as well as, the principal offices of our operating subsidiaries, Medex, IRC and Arissa.  We anticipate the facilities under the new lease will be suitable and adequate for our needs.  The lease on this new office space commences on March 1, 2011 and expires February 29, 2016.  Our annual and monthly base rent for this space is as follows:

Months of Lease Term	Annual Base Rent	Monthly Base Rent
1* – 12	$100,465.20	$8,372.10
13 – 24	$103,479.12	$8,623.26
25 – 36	$106,583.52	$8,881.96
37 – 48	$109,781.04	$9,148.42
49 – 60	$113,074.44	$9,422.87
*Base Rent for the first two full months of the term of the lease shall be abated.

Summary of Material Contractual Commitments

    The following is a summary of our material contractual commitments as of September, 2010:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases:
Office leases	$564,667	$89,895	$251,920	$222,852	$-
Total operating leases	$564,667	$89,895	$251,920	$222,852	$-

Capital lease:
Office equipment	$33,619	$10,086	$23,533	$-	$-
Total capital lease	$33,619	$10,086	$23,533	$-	$-

Off-Balance Sheet Financing Arrangements

    As of September 30, 2010 we had no off-balance sheet financing arrangements.

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

Item 4.   Controls and Procedures

    Evaluation of Disclosure Controls and Procedures

    Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

    Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, our management concluded that as of September 30, 2010, our internal control over financial reporting is effective based on those criteria.

    Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting during the nine months ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.  Risk Factors

    We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information required by this Item.

Item 6.   Exhibits

    Exhibits.  The following exhibits are included as part of this Quarterly Report:
Exhibit Number	Title of Document

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: November 15, 2010	By:	/s/ Tom Kubota
Tom Kubota, Chief Executive Officer

Date: November 15, 2010	By:	/s/ Fred Odaka
Fred Odaka, Chief Financial Officer