Form 10-K
period 2010-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2011-03-31
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number 0-50009

PACIFIC HEALTH CARE ORGANIZATION, INC.
(Exact name of registrant as specified in its charter)

	Utah	87-0285238
	(State or other jurisdiction of	(I.R.S. Employer I.D. No)
incorporation or organization)

	1201 Dove Street, Suite 300	92660
	Newport Beach, California	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number including area code: (949) 721-8272

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

$.001 par value, common voting shares
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.		Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act		Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		Yes☒	No ☐

Indicate by check mark if whether the registrant has submitted electronically and posted in its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or such shorter period that the registrant is required to submit and post such files).		Yes ☐	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	Yes ☐	No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2010 was approximately $105,994.

As of March 16, 2011 the issuer had 802,424 shares of its $.001 par value common stock outstanding.

Documents incorporated by reference: None

PACIFIC HEALTH CARE ORGANIZATION, INC.

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

PART I

ITEM 1.  BUSINESS

History of the Company

Pacific Health Care Organization, Inc. was incorporated under the laws of the State of Utah on April 17, 1970 under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., on January 31, 2001.  On February 26, 2001, we acquired Medex Healthcare, Inc., a California corporation organized March 4, 1994, in a share for share exchange.  Medex is a wholly-owned subsidiary of the Company.  Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (”MPNs”) in the state of California.  On August 14, 2001, we formed Workers Compensation Assistance, Inc. as a wholly-owned subsidiary of PHCO.  In January 2008, Workers Compensation Assistance, Inc. changed its name to Industrial Resolutions Coalition, Inc.  Industrial Resolutions Coalition, Inc. is actively working towards participation in the business of creating legal agreements for the implementation of Workers’ Compensation Carve-Outs for California employers with collective bargaining units. On June 30, 2010 we acquired Arissa Managed Care, Inc., a Nevada corporation organized September 1, 2009 by purchasing all of its restricted common stock. Arissa provides marketing and sales services for our subsidiaries Medex and IRC.

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

In January 2010 revisions were made to the HCO regulations to make HCOs more competitive with MPNs, providing a viable network option for workers’ compensation care. The California Division of Workers’ Compensation (“DWC”) has reported that studies have shown that network care is associated with lower costs for employers and better return to work outcomes for injured workers.

The revised regulations reduce HCO fees and eliminate duplicative HCO reporting requirements.  Annual HCO enrollment fees were $1.00 per enrollee from January 1, 2007 through December 31, 2009.  In 2010, the annual assessment structure has revised to provide for a flat fee structure.  Under the new structure, annual assessments are $250 for HCOs with enrollments of 0-1,000 employees, $350 for 1,001-5,000 employees, and $500 for HCOs with greater than 5,000 employees.  The 2010 assessment for Medex was $500 for its network of primary care providers and $250 for its network of primary and specialized care providers.  Although the revisions to the HCO regulations became effective January 1, 2010, the changes to the HCO enrollment fees was retroactively applied to 2009 assessments.

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

We are required to renew our HCO certifications every three years.  Both certification are current through 2011.  Although time consuming, the renewal process is relatively straight forward.  Given that we have historically always been successful in renewing our licenses, barring a change in policy or practice, we do not anticipate problems in renewing our licenses when they come up for renewal.

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
  improving safety programs and hving fewer injury and illness claims;
  increasing access to quality medical providers and medical evaluators;
  lowering costs of medical care;
  reducing disutes;
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
California law mandates a number of requirements including:
  that the carve-out process does not diminsh compensation to injured workers; and
  that the alternative dispute resolution process retain the right to appeal to the reconsideration unit of the Workers' Compensation Appeals Board ("WCAB") and, ultimately, to the state courts of appeal.
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

Arissa Managed Care, Inc.

In June 2010, we acquired Arissa Managed Care, Inc., as a wholly-owned subsidiary of the Company.  Arissa is a stand-alone marketing and sales company, and was acquired to sell  services offered by Medex, IRC or any other subsidiary of the Company.

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

Significant Customers

During 2010 we had two customers that accounted for more than 34% of our total sales.  The following table sets forth details regarding the percentage of total sales attributable to our significant customers in the past three years:

	Year ended December 31,
Customer:	2010	2009	2008
Customer A	0%	12%	18%
Customer B	22%	20%	15%
Customer C	12%	11%	9%
Customer D	3%	11%	8%
Customer E	0%	0%	12%

During our third fiscal quarter 2009, Customer A chose to terminate its third-party administrator and not to renew its contract with Medex.  This contract generated revenue to us from two sources, Customer A and Customer E, who was Customer A’s third-party administrator.  Customer A terminated its third-party administrator and did not renew its contract with us in favor of retaining a company owned by the Customer A’s internal insurance broker.   We understand that many businesses are seeking ways to limit costs in this difficult economic environment and do not believe the non-renewal reflects on our business model or our services.  Rather, this non-renewal was the decision of one customer to pursue services from a related-party.

At the end of our first fiscal quarter 2010 Customer D chose not to renew its contract with Medex.  We believe this non-renewal is the result of Customer D seeking to reduce expenses and is representative of what is happening throughout the industry.

These non-renewals have and will continue to impact our revenues, profits and liquidity in upcoming periods until we are able to contract new customers to replace the revenue generated from this contract.  The revenue generated from these customers was approximately $409,000 and $41,000 or 23% and 3% of revenue during the year ended December 31, 2009 and 2010, respectively.

Competition

Although we are one of the first commercial enterprises capable of offering HCO and MPN services, there are new companies that are currently setting up similar services as those we offer.  Many of these competitors may have greater financial, research and marketing experience and resources than we do, and they represent substantial long-term competition.  As of December 2010, in California there were nine certified health care organization licenses issued to six companies, (two of which belong to the Company.)  This translates into five direct HCO competitors.  By contrast, there were 1,645 approved MPNs in the State of California, 46 of which are administered by the Company.

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

Employees

Including the employees of our two subsidiaries, we currently employ 11 people, including ten on a full-time basis.  We also have a number of consultants.  In addition, all officers work on a full-time basis and directors work on a part-time basis, as needed, with no commitment for full-time employment. Over the next twelve months, we anticipate hiring additional employees only if business revenues increase and our operating requirements warrant such hirings.

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings with the United States Securities and Exchange Commission (“SEC”).  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other SEC filings.  Information appearing on the Company’s website is not part of any report that it files with the SEC.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934.  As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 1201 Dove Street, Suite 300, in Newport Beach, California, where we rent approximately 5,100 square feet.  This office serves as the offices of PHCO, Medex, IRC and Arissa.  We anticipate this lease will be adequate for our needs for the upcoming year. We took possession of this space on March 1, 2011 pursuant to a five year lease.  Our annual base rent for this space is as follows:

Rent Period	Annual Rent Payments
Mar. 1 to Dec. 31, 2011	$66,977
Jan. 1 to Dec. 31, 2012	$102,977
Jan. 1 to Dec. 31, 2013	$106,066
Jan. 1 to Dec. 31, 2014	$109,246
Jan. 1 to Dec. 31, 2015	$112,526
Jan. 1 to Feb. 29, 2016	$18,847
Total	$516,639

ITEM 3.  LEGAL PROCEEDINGS

The information set forth in Note 11 “Litigation” to our Consolidated Financial Statements included in this report is incorporated by reference into this Item 3.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the OTCQB under the symbol “PFHO.PK”.  The following table presents the high and low bid quotations for the fiscal years ended December 31, 2010 and 2009.  The published high and low bid quotations were furnished to us by Pink OTC Markets Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low

Fiscal year ended December 31, 2010

Fourth Quarter	$.22	$.22
Third Quarter	$.22	$.214
Second Quarter	$.45	$.10
First Quarter	$.45	$.45

Fiscal year ended December 31, 2009

Fourth Quarter	$.45	$.45
Third Quarter	$.45	$.30
Second Quarter	$.50	$.30
First Quarter	$.51	$.40

Holders

As of March 16, 2011 we had approximately 310 shareholders holding 802,424 shares of our common stock.  The number of record shareholders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing houses.

Dividends

We have not declared a cash dividend on any class of common equity during the past two fiscal years.  Our ability to pay dividends is subject to limitations imposed by Utah law.  Under Utah law, dividends may not be made if, after giving effect to the dividend: a) the company would be unable to pay its debts as they become due in the usual course of business; or b) the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of any holders of preferential rights.  Our board of directors does not, however, anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations, expansion and development of our business.

Performance Graph

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information required by this Item.

Recent Sales of Unregistered Securities

No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

During the quarter ended December 31, 2010, we did not sell any unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchasers, purchased any of our equity securities during the year ended December 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2010 and 2009, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 26 of this annual report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations.  Our actual results may vary from the results anticipated by these statements.  Please see “Information Concerning Forward-Looking Statements” on page 4.

Results of Operations

Comparison of the years ended December 31, 2010 and 2009

Revenue

Although the total number of employee enrollees increased 16% during 2010 compared to 2009, total revenues during the same period decreased 8% to $1,615,659.  As of December 31, 2010, we had approximately 286,000 total enrollees.  Enrollment consisted of approximately 46,000 HCO enrollees and 240,000 MPN enrollees.  By comparison as of December 31, 2009 we had approximately 248,000 enrollees, including approximately 34,000 HCO enrollees and approximately 214,000 MPN enrollees.

HCO enrollees increased by approximately 13,000 enrollees or 37% primarily as a result of the addition new customers.  MPN enrollees increased by 26,000 enrollees or 12%.  This increase was largely the result of adding a new customer to our network access and claim re-pricing program.   The continuing economic slowdown impacted our revenue during 2010 and we anticipate it will continue to impact us in 2011 as employers seek to address the effects of the current economic environment on their individual businesses.

Our business generally has a long sales cycle, typically in excess of one year.  Once we have established a customer relationship, our revenue adjusts with the growth or retraction of our customers’ managed headcount volume.  New customers are added throughout the year and other customers terminate from the program for a variety of reasons. Our single largest customer who did not renew its contract with as of August 1, 2009 accounted for approximately $334,000 of our revenues in 2009.  Another of our largest customers did not renew its contract with us effective March 2010.  We anticipate the impact on revenue of this non-renewal will continue to adversely affect us on a going-forward basis as this customer accounted for approximately $41,000 and $196,000, of our revenue for 2010 and 2009, respectively.

In the current economic environment, we anticipate businesses will continue to seek ways to further reduce their workers’ compensation program costs.  Even though the HCO and MPN programs have been shown to create a favorable return on investment for employers (as our services are a significant component of the employers’ loss prevention programs), it is always a challenge to justify our fees to our customers, especially in this economy.  In order to convince employers that HCO and/or MPN fees are well-spent, we must continue to provide a framework for expeditiously returning employees back to work at the lowest cost.  As a result, we may experience some client turnover in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of existing services.  We also anticipate our market may shrink as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.  The market is currently subject to restructuring in the type and pricing of services provided in our industry.  We expect these factors may continue to erode HCO Fees, MPN Fees and Other Revenue until economic conditions improve.

Total revenues decreased 8% during 2010 to $1,615,659.  Although HCO enrollees increased 37% revenues decreased 24% to $607,450 in 2010 due to the result mainly of our largest customer not renewing its contract with us effective August 1, 2009.  Despite a 35% increase in MPN enrollees in 2010, MPN revenues only increased 3% as a result of two factors:  i) much of the increase was within the insureds of a large insurance carrier client to whom Medex offered substantial discounts in return for future increases in volume; and ii) the HCO and MPN pricing methodologies changed somewhat to alleviate the direct access fees previously paid by the clients.  Medex began to charge for managed care services such as Utilization Review (“UR”) and Medical Bill Review (“MBR”) which the client was already paying to other vendors, and these fees have been less than the historically traditional fees.  Other revenue increased 9% to $402,971 primarily resulting in our providing increased UR services and offering MBR services starting the second half of 2010.

HCO Fees

HCO fee revenues for 2010 and 2009 were $607,450 and $801,571, respectively.  The decrease of $194,121 was primarily the result of our largest customer not renewing its contract with us effective August 1, 2009. As mentioned earlier the economic slowdown has, and we expect will continue to impact us in 2011 as employers seek to address the effects of the current economic environment on their individual businesses.

MPN Fees

MPN Fee revenues for the year ended December 31, 2010, were $605,238 compared to $587,455 for the year ended 2009.  As of December 31, 2010, although we realized a 12% increase in MPN enrollment compared to the year ended December 31, 2009 because of differing fee terms, unbundling of services, price competition and similar factors, we realized only an 3% increase in MPN revenues.

Despite the current unfavorable economic climate, we expect the number of MPN enrollees and correspondingly, revenues from MPN clients in 2011 to increase slightly.

Other Revenue

        During the year ended December 31, 2010, other revenue increased approximately $34,000 or 9% to $402,971 from $369,175 in 2009.  This 9% increase resulted primarily from increased UR fees and the commencement of MBR service started in the second half of 2010. Increases in these areas were partially offset by decreased nurse case management fees of approximately $46,700 during 2010 when compared to 2009.   We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services.

Despite the current economic conditions and impact it may have on our future revenue, we anticipate other revenues for 2011 will be moderately higher than in 2010, primarily from increased revenues from UR and MBR services.

           Expenses

Total expenses during 2010 were approximately $1,697,000 compared to total expenses of approximately $1,716,000 in 2009.  The decrease in total expenses of approximately 1% was mainly the result of decreased salaries and wages, insurance and data maintenance fees partially offset by higher expense levels in consulting and professional fees, outsource service fees and general and administrative expenses.

Consulting

During the year ended December 31, 2010, consulting fees increased to $273,684 from $225,201 during 2009.  This increase in consulting fees of $48,483 was primarily the result of hiring two outside independent consultants during the third quarter 2010 to handle administrative duties resulting from increased utilization reviews and new MPN clients together with increased legal consulting fees.  In the event we see an increase in services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers, we could experience higher consulting fees.

Salaries and Wages

Salaries and wages decreased $55,177 or 7% to $692,337 during the year ended December 31, 2010.  The decrease in salaries and wages was primarily due to the termination of Medex’s former president in August 2009 and a 10% reduction in wages for all salaried employees that went into effect in May 2009.  The decrease was partially offset by the hiring of a manager of bill review and electronic data interchange (“EDI”) operations in June 2010 and the addition of a nurse case manager in September 2010.  Medex also hired a new president in December 2009 who is also Medex’s medical director.  He is compensated as a professional consultant and his monthly fees are recorded as professional fees rather than salaries and wages.

Professional Fees

For the year ended December 31, 2010, we incurred professional fees of $190,519 compared to $158,952 during the year ended December 31, 2009.  This 19% increase in professional fees was primarily the result of an increase, effective April 1, 2010 in the monthly fee paid to Medex’s president who is compensated as Medex’s medical director and president and  increased legal fees partially offset by lower accounting fees.

Insurance

During the year ended December 31, 2010, we incurred insurance expenses of $105,495, a $8,976 decrease over the prior year. The decrease in fiscal 2010 was due to adjustments made to health insurance premiums.  We do not expect insurance expense to increase materially in 2011.

Outsource service fees

Outsource service fees consist of costs incurred by Medex and IRC in outsourcing its MBR services and certain UR services.  Medex and IRC do not, at this time, have enough volume to justify creating their own MBR and UR in-house staff.  We  utilizes outside vendors to provide specific services for our clients, charging additional fees over and above those paid to said vendors for administration and coordination of MBR and UR services directly to the clients.
We commenced outsourcing these services during the second half of 2010 and incurred approximate $24,000 in outsource service fees during year ended December 31, 2010.

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

Data maintenance fees may also vary significantly from employee enrollment fees in any given year.  Employee enrollment fees are determined based on the number of HCO enrollees at the end of the calendar year and do not take into account fluctuations in HCO enrollees during the year.  By comparison, data maintenance fees are billed as services are provided.  Therefore, we may have years when HCO enrollment is higher during the year than it is at the end of the calendar year, resulting in variances in data maintenance fees and employee enrollment fees in a given year.

Finally, data maintenance fees are also impacted by the prices we can negotiate with our third party service providers.

During 2010, we experienced a 37% increase in HCO enrollees and a 12% increase in MPN enrollees, resulting in an overall enrollment increase of 15%.  Data maintenance fees decreased 51% from $154,552 to $75,325 during the year ended 2010 when compared to 2009.  The decrease in data maintenance fees is primarily attributable to lower data maintenance costs associated with the renewal of MPN enrollees and lower prices negotiated with third party service providers.

General and Administrative

General and administrative expenses increased by 3% to $329,535 during the year ended December 31, 2010.  This increase in general and administrative expense was primarily attributable to increases in advertising expense, expenses associated with maintaining a provider network site, and vacation expense, partially offset by decreases in dues and subscriptions, MPN printing notifications and  shareholders’ meeting expense.

We do not expect a significant change in general and administrative expenses in the upcoming fiscal year.

Income (Loss) from Operations

The 8% decrease in our total revenue was only partially offset by the 1% decrease in total expense during 2010, resulting in a loss from operations of $81,229 compared to an income from operations of $42,620 during 2009.

Net Income (Loss)

We realized a net loss of $59,933 or $.08 per share for the year ended December 31, 2010, compared a net income of $31,660 or $.04 per share during the year ended December 31, 2009.  Based on our current projections we believe the Company will be profitable in 2011.

Liquidity and Capital Resources

During 2010 we financed our business with revenue from operations.  As of December 31, 2010 we had cash on hand of $349,552 compared to $604,022 at December 31, 2009.  The $254,470 decrease in cash on hand is the result of decreases in revenue from operations, unearned revenue and accrued expenses and increases in accounts receivable, income tax receivable, commission draw and prepaid expenses.  These changes were partially offset by decreased accumulated depreciation and increased accounts payable.  Barring a significant downturn in the economy, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months and we do not anticipate the need to find other sources of capital at this time.

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

Cash Flow

During the year ended December 31, 2010 cash was primarily used to fund operations.   We had a net decrease in cash of $254,470 and of $20,379 during the years ended December 31, 2010 and 2009, respectively.  See below for additional discussion and analysis of cash flow.
	December 31, 2010	December 31, 2009

Net cash provided by (used in) operating activities	$(248,736)	$(20,379)
Net cash (used in) investing activities	(25,543)	-
Net cash provided by (used in) financing activities	19,809	-
Net decrease in cash	$(254,470)	$(20,379)

Net cash used in operating activities was $248,736 and $20,379 in 2010 and 2009, respectively.  The change in cash flow from operating activities is primarily the result of decrease revenues partially offset by decreased operating expenses.

           Summary of Material Contractual Commitments as of December 31, 2010

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Equipment Leases(1)	$31,097	$10,086	$21,012	$-	$-
Office Leases(2)	536,796	87,133	209,043	240,619	-
Total	$567,893	$97,219	$230,055	$240,619	$-

(1)
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

(2)
On March 1, 2011 we commenced a new office lease agreement that runs to February 29, 2016.  Unlike our previous arrangements, the new office space is sufficient for PHCO and each of our subsidiaries. Following is our annual base rent for the new office space throughout the term of the lease:

Rent Period	Annual Rent Payments
Mar. 1 to Dec. 31, 2011	$66,977
Jan. 1 to Dec. 31, 2012	$102,977
Jan. 1 to Dec. 31, 2013	$106,066
Jan. 1 to Dec. 31, 2014	$109,246
Jan. 1 to Dec. 31, 2015	$112,526
Jan. 1 to Feb. 29, 2016	$18,847
Total	$516,639

Off-Balance Sheet Financing Arrangements

As of December 31, 2010 we had no off-balance sheet financing arrangements.

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

Basis of Accounting — We used the accrual method of accounting for the period ended December 31, 2010.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pacific Health Care Organization, Inc.
Audited Financial Statements
(In U.S. Dollars)

December 31, 2010
and
December 31, 2009

Morrill & Associates, LLC
Certified Public Accountants
563 West 500 South, Suite 425
Bountiful, Utah 84010
801-292-8756 Phone; 801-292-3558 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee
Pacific Health Care Organization, Inc.
Newport Beach, CA

We have audited the accompanying balance sheet of Pacific Health Care Organization, Inc. as of December 31, 2010, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Health Care Organization, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Morrill & Associates

Morrill & Associates, LLC
Bountiful, Utah
March 29, 2011

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

/s/ Chisholm, Bierwolf, Nilson & Morrill, LLC

Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, Utah
March 29, 2010

Pacific Health Care Organization, Inc.
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2010	2009

Current Assets
Cash	$349,552	$604,022
Accounts receivable, net of allowance of $20,000	239,205	155,066
Deferred tax asset	10,582	12,469
Income tax receivable	35,100	11,523
Commission draw	24,000	-
Prepaid expenses	70,112	66,400
Total current assets	728,551	849,480

Property & Equipment, net
Computer equipment	60,922	60,922
Furniture & fixtures	28,839	28,839
Office equipment under capital lease	25,543	-
Total property & equipment	115,304	89,761
Less: accumulated depreciation and amortization	(92,009)	(86,318)

Net property & equipment	23,295	3,443

Other assets	8,158	-

Total assets	$760,004	$852,923

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$30,038	$6,672
Accrued expenses	100,392	169,054
Income tax payable	100	100
Current obligations under capital lease	6,148	-
Unearned revenue	12,035	19,534
Total current liabilities	148,713	195,360
Long term liabilities
Noncurrent obligation under capital lease	13,661	-
Total liabilities	162,374	195,360

Commitment	-	-

Shareholder's Equity
Preferred stock; 5,000,000 shares
authorized at $0.001 par value;
Zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares
authorized at $0.001 par value;
802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings (deficit)	(26,801)	33,132
Total stockholders' equity	597,630	657,563

Total liabilities and stockholders' equity	$760,004	$852,923

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Consolidated Statements of Operations

	December 31,	December 31,
	2010	2009

Revenues
HCO fees	$607,450	$801,571
MPN fees	605,238	587,455
Other	402,971	369,175

Total revenues	1,615,659	1,758,201

Expenses
Depreciation	5,691	582
Consulting fees	273,684	225,201
Salaries & wages	692,337	747,514
Professional fees	190,519	158,952
Insurance	105,495	114,471
Outsource service fees	24,302	-
Employee enrollment	-	(4,467)
Data maintenance	75,325	154,552
General & administrative	329,535	318,776

Total expenses	1,696,888	1,715,581

Income from operations	(81,229)	42,620

Other income (expense)
Interest income	1,712	3,290
Interest (expense)	(1,606)	-
Total other income (expense)	106	3,290

Income (loss) before income tax provision	(81,123)	45,910

Income tax provision (benefit)	(21,190)	14,250

Net income (loss)	$(59,933)	$31,660

	December 31,	December 31,
	2010	2009
Basic and fully diluted earnings per share:
Earnings per share amount	$(0.08)	$0.04
Weighted average common shares outstanding	802,424	802,424

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statements of Stockholders’ Equity
From January 1, 2009 to December 31, 2010

	Preferred Stock		Common Stock		Paid in	Retained Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, January 1, 2009	-	$-	802,424	$802	$623,629	$1,472

Net income for the year ended December 31, 2009	-	-	-	-	-	31,660

Balance, December 31, 2009	-	-	802,424	$802	$623,629	$33,132

Net (loss) for the year ended December 31, 2010	-	-	-	-	-	(59,933)

Balance, December 31, 2010	-	$-	802,424	$802	$623,629	$(26,801)

The accompanying notes are an integral part of these financial statements.

	Pacific Health Care Organization, Inc.
	Consolidated Statements of Cash Flows
	For the years ended December 31

	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$(59,933)	$31,660
Adjustments to reconcile net income (loss) to net cash:
Depreciation	5,691	582
Changes in operating assets & liabilities:
(Increase) decrease in accounts receivable	(84,139)	22,310
(Increase) in income tax receivable	(23,577)	(11,523)
(Increase) in commission draw	(24,000)	-
Decrease in deferred tax asset	1,887	3,296
(Increase) in prepaid expenses	(3,712)	(16,281)
Increase in accounts payable	23,366	5,042
Decrease in accrued expenses	(68,662)	(9,782)
(Decrease) in income tax payable	-	(34,723)
(Decrease) in unearned revenue	(7,499)	(10,960)
(Increase) in other assets	(8,158)	-
Net cash provided by (used in) operating activities	(248,736)	(20,379)

Cash Flows from Investing Activities
Purchase of office equipment under capital lease	(25,543)	-
Net cash used by investing activities	(25,543)	-

Cash Flows from Financing Activities
Increase in obligation under capital lease	25,243	-
Payment of Obligations under capital lease	(5,734)	-
Net cash used by financing activities	19,809	-

(Decrease) in cash	(254,470)	(20,379)

Cash at beginning of period	604,022	624,401

Cash at end of period	$349,552	$604,022

The accompanying notes are an integral part of these financial statements.

Pacific Health Care Organization, Inc.
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31

	2010	2009
Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Taxes	$57,200	$91,854

The accompanying notes are an integral part of these financial statements.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - CORPORATE HISTORY

Pacific Health Care Organization, Inc. (the “Company”) was incorporated under the laws of the state of Utah on April 17, 1970 under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., on January 31, 2001.  On February 26, 2001, the Company acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized March 4, 1994, in a share for share exchange.  Medex is now a wholly-owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (”MPNs”) in the state of California.  On August 14, 2001 we formed Workers Compensation Assistance, Inc., a California corporation, as a wholly-owned subsidiary of PHCO.  Workers Compensation Assistance changed its name to Industrial Resolutions Coalition, Inc. (“IRC”) in January 2008. The Company acquired Arissa Managed Care, Inc., a Nevada corporation organized September 1, 2009, by purchasing all of its restricted common stock. Arissa provides marketing and sales services for our subsidiaries Medex and IRC.  The principal business of the Company is that of Medex.

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

The two HCO certifications obtained by Medex cover the entire State of California. Medical and indemnity costs associated with workers’ compensation in the State of California are billions of dollars annually. The two HCO networks have contracted with over 3,900 individual providers and clinics, as well as, hospitals, rehabilitation centers and other ancillary services making the Company’s HCOs capable of providing comprehensive medical services throughout California. The Company is continually developing these networks based upon the nominations of new clients and the approvals of their claims’ administrators.

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

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – CORPORATE HISTORY (CONTINUED)

Revisions to the HCO regulations were filed with the Secretary of State on November 4, 2009 and became effective January 1, 2010.  These revisions make HCOs more competitive with MPNs, providing a viable network option for workers’ compensation care.

DWC has reported that studies have shown that network care is associated with lower costs for employers and better return to work outcomes for injured workers.

The revised regulations reduce HCO fees and eliminate duplicative HCO reporting requirements.  Annual HCO enrollment fees were $1.50 per enrollee through calendar year 2006, and were $1.00 per enrollee from January 1, 2007 through December 31, 2009.  Effective in 2010, the annual assessments are $250 for HCOs with enrollments of 0-1,000, $350 for enrollments of 1,001-5,000, and $500 for enrollments over 5,000.  The 2010 assessments for Medex was $500 for Medex’s network of primary care providers and $250 for Medex’s network of primary and specialized care providers.  Although the revisions to the HCO regulation became effective January 1, 2010, the changes to the HCO enrollment fees were retroactively applied to 2009 assessments.

From time to time the Company engages in continued discussions with insurance brokers, carriers, third party administrators, managed care organizations and with representatives of self-insured employers, both as partners and potential clients. Based on potential cost savings to employers and the approximately fourteen million workers eligible for the Company’s services, the Company expects that employers will continue to sign contracts with the Company to retain the services it provides. The amounts the Company charges employers per enrollee may vary based upon factors such as employer history and exposure to risk; for instance, a construction company would likely pay more than a payroll service company. In addition, employers who have thousands of enrollees are more likely to get a discount.

Because the Company contracts with medical providers, who own their own medical equipment such as x-ray machines, the Company has not historically incurred significant capital expenditures.  The Company does, however, incur fixed costs such as liability insurance and other usual costs of running an office.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company used the accrual method of accounting for the periods ended December 31, 2010 and 2009.

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

	For the Years Ended December 31,
	2010	2009
Basic Earnings per share:
Income (loss) (numerator)	$(59,933)	$31,660
Shares (denominator)	802,424	802,424
Per share amount	$(.08)	$.04

Fully Diluted Earnings per share:
Income (loss) (numerator)	$(59,933)	$31,660
Shares (denominator)	802,424	802,424
Per share amount	$(.08)	$.04

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2010 and 2009.

J.   General and Administrative Expenses

General and administrative expenses include fees for office space, insurance, compensated absences, travel expenses and entertainment costs.

K.   Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statements and tax basis of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse.  Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

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

N.  Trade Receivables

The Company in the normal course of business extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  At the
2010 year end, the Company’s bad debt reserve of $20,000 is a general reserve for balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2010 and 2009 are as follows:

	12/31/10	12/31/09
Customer A	20%	31%
Customer B	-	14%
Customer C	13%	10%

O.	Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued.  See Note 12 for a description of subsequent events.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009 an update was made to the FASB ASC 820, “Fair Value Measurements and Disclosures”, that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This update is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, an update was made to FASB ASC 825, “Financial Instruments”, which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  This update is effective for interim reporting periods ending after June 15, 2009, with early adoption  permitted for periods ending after March 15, 2009.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, “The FASB Generally Accepted Accounting Principles”, which establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP), aside from those issued by the Securities and exchange Commission.  The Codification became effective for interim and annual periods ending after September 15, 2009.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact the Company’s financial statements.

On May 28, 2009 the FASB announced the issuance of FASB ASC 855, “Subsequent Events”, formerly referenced as SFAS No. 165, Subsequent Events.  FASB ASC 855 should not result in significant changes in the subsequent events that an entity reports.  Rather, FASB ASC 855 introduces the concept of financial statements being available to be issued.  Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  The amendments in this ASU apply to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU.  The guidance provided in this ASU is effective for the first reporting period beginning after issuance.  The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In October 2009, the FASB issued ASU No. 2009-13” Revenue recognition-Multiple deliverable revenue arrangements”.  The ASU provides amendments to the criteria in Revenue recognition - Multiple deliverable revenue arrangements for separating consideration in multiple revenue arrangements.  The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable.  Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant.  The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU  requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”) as amendments to certain recognition and disclosure requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance for interim and annual periods. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of ASU 2010-11 did not have a material impact on the Company’s consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 4 - FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item.  Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the office equipment, and furniture and fixtures, respectively.  Scheduled below are the assets, costs and accumulated depreciation at December 31, 2010 and 2009.

	Cost		Depreciation Exp. & Amort.		Accum. Depr. & Amort.
Assets	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Computer equipment	$60,922	$60,922	$-	$-	$60,922	$60,922
Furniture & fixtures	28,839	28,839	582	582	25,978	25,396
Office equipment under capital lease	25,543	-	5,109	-	5,109	-
Totals	$115,304	$89,761	$5,691	$582	$92,009	$86,318

NOTE 5 – INCOME TAXES

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes”. FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the year-ended December 31, 2010 and the year ended December 31, 2009 consisted of the following:

	2010	2009
Current:
Federal	$(25,758)	$5,655
State	2,681	5,299
Deferred:
Federal	1,463	2,555
State	424	741
Total tax provision (benefit)	$(21,190)	$14,250

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2010 and December 31, 2009 are as follows:

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 5 – INCOME TAXES (CONTINUED)

	2010	2009
Depreciation
Federal	$(4,054)	$(945)
State	(1,177)	(274)
Reserve for bad debts
Federal	6,200	6,200
State	1,800	1,800
Vacation accrual
Federal	6,055	4,409
State	1,758	1,279

Deferred tax asset	$10,582	$12,469

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:
	2010	2009
Expense at federal statutory rate	$(31,078)	$4,786
State tax effects	2,549	2,384
Non deductible exenses	5,876	4,525
Taxable temporary differences	-	3,125
Deductible temporary differences	1,463	(570)
Deferred tax asset valuation allowance	-	-
Income tax provision (benefit)	$(21,190)	$14,250

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

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 5 – INCOME TAXES (CONTINUED)

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2010, the Company had no accrued interest or penalties.

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

Our principal executive offices were located at 1201 Dove Street, Suite 585, in Newport Beach, California, where we leased approximately 950 square feet of office space.  We moved to this location in February 2009 and renewed our lease in March 2010 for one year.  We extended our lease one month until March 31, 2011 when the lease expires. Our monthly rent for this space is approximately $1,700 per month.  As of December 31, 2010, the principal offices of our operating subsidiaries, Medex and IRC were located in Long Beach, California.  Medex leased approximately 3,504 square feet of office space in Long Beach, California and made some space available to IRC.  The monthly lease payment during 2010 was approximately $7,900.  The term of this lease was through February 2011.  On September 27, 2010, Medex entered into a lease agreement for new office space.  The new space is located at 1201 Dove Street, Suite 300, in Newport Beach, California.  This new office space, which is approximately 5,074 square feet, will serve as our principal executive offices, as well as, the principal offices of our operating subsidiaries, Medex, IRC and Arissa.  We anticipate the facilities under the new lease will be suitable and adequate for our needs.  The lease on this new office space will commence on March 1, 2011 and expires February 29, 2016.  Following is our annual base rent for the new office space through out the term of the lease:

Rent Period	Annual Rent Payments
Mar. 1 to Dec. 31, 2011	$66,977
Jan. 1 to Dec. 31, 2012	$102,977
Jan. 1 to Dec. 31, 2013	$106,066
Jan. 1 to Dec. 31, 2014	$109,246
Jan. 1 to Dec. 31, 2015	$112,526
Jan. 1 to Feb. 29, 2016	$18,847
Total	$516,639

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 6 – OPERATING LEASES (CONTINUED)

Total Lease Commitments as of December 31, 2010
	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Equipment Leases	$31,097	$10,086	$21,012	$-	$-
Office Leases	536,796	87,133	209,043	240,619	-
Total	$567,893	$97,219	$230,055	$240,619	$-

Rent expense for the office space for the year ended December 31, 2010 and December 31, 2009 was $115,393 and $113,649, respectively.  During 2010, no equipment rent expense was incurred.  Equipment rent expense for the year ended December 31, 2009 was $7,316.

NOTE 7– MAJOR CUSTOMERS

The Company had two customers who accounted for 10 percent or more of the Company’s total revenues during the year ending December 31, 2010. During the year ended December 31, 2009, there were four customers who accounted for 10% or more of the Company’s revenues.  The percentages of total revenues for the years ended 2010 and 2009 are as follows:

	2010	2009
Customer A	0%	12%
Customer B	22%	20%
Customer C	12%	11%
Customer D	3%	11%

NOTE 8– ACCRUED AND OTHER LIABILITIES

	2010	2009
Accured liabilities consist of the following:
Emloyee enrollment fees	$372	$750
Compensated absences	18,755	14,222
Legal fees	16,000	102,380
Accounting fees	46,922	37,739
Sales commissions	18,025	3,645
Licenses and permits	-	10,000
Other	318	319
Total	$100,392	$169,054

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 9– OPTIONS FOR PURCHASE OF COMMON STOCK

2002 Stock Option Plan

In August 2002, the Company adopted a stock option plan.  The Company adopted a plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.   Options are exercisable six months after the grant date and expire five years from the grant date.  The plan calls for a total of 50,000 shares to be held for grant.  There was no activity for 2010 and 2009.

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

As permitted under Utah law and as approved by the Company’s stockholders at a special meeting of stockholders, 12,568 pre-reverse split shares of common stock were reduced to fractional shares (less than one whole share) by the reverse split and such fractional shares were not reissued.  Rather, the fractional shares were cancelled and converted into the right to receive a cash payment for the value of the fractional share.  The transaction has resulted in reduced shareholder record keeping and mailing expenses, as well as providing holders of fewer than the 50 pre-reverse split shares with an efficient, cost-effective way to cash-out their investments.  As of December 31, 2008, the Company had paid an aggregate amount of $1,005 owed to cashed-out fractional share shareholders.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

As a result of the reverse and forward splits, the Company has restated its outstanding shares on the balance sheets for December 31, 2010 and 2009 and in Note 2(e). Neither the authorized common stock of the Company, nor the par value of the common stock were affected by the splits. The outstanding shares at December 31, 2007 were 15,427,759 before the splits, following the splits; the outstanding shares of the Company were 802,424. For the year end December 31, 2008, $14,626 was reclassified from common stock to additional paid-in-capital.

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

NOTE 12 – SUBSEQUENT EVENTS

None.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 23, 2011, Pacific Health Care Organization, Inc. (the “Company”) dismissed Chisholm, Bierwolf, Nilson & Morrill, LLC as its independent registered public accounting firm.  Chisholm, Bierwolf, Nilson & Morrill, LLC (“CBNM”) had audited our financial statements for the fiscal years ended December 31, 2009 and 2008.  The reports of  CBNM for the fiscal years ended December 31, 2009 and 2008 did not contain an adverse opinion, disclaimer of opinion, and they were not qualified or modified as to uncertainty, audit scope or accounting principles.

Our board of directors approved the dismissal of CBNM and there were no disagreements between the Company and CBNM on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the two fiscal years ended December 31, 2009 and 2008 or any subsequent interim period preceding the date of dismissal.

There were no reportable events (as that term is used in Item 304(a)(1)(v) of Regulation S-K) between the Company and CBNM occurring during the two fiscal years ended December 31, 2009 and 2008 or any subsequent interim period preceding the date of dismissal.

On February 23, 2011, the Company engaged Morrill & Associates, LLC, Certified Public Accountants, as our independent registered public accounting firm.  The decision to engage Morrill & Associates, LLC was approved by our board of directors and during the two most recent fiscal years ended December 31, 2009 and 2008, and through the date of engagement, neither we nor anyone on our behalf consulted with Morrill & Associates, LLC regarding either:

•
the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Morrill & Associates, LLC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

•	any matter that was either the subject of a disagreement or a reportable event.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of the end of the period covered by this report, our internal control over financial reporting is effective based on those criteria.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption  for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of March 16, 2011 our directors, executive officers, certain significant employees and consultants of the Company, their ages, and all offices and positions held with the Company.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name of Director, Executive Officer, Significant Employee or Consultant	Age	Positions with the Company	Director Since	Executive Officer Since

Tom Kubota	71	Chief Executive Officer, President and Chairman of the Board of Directors	Sept. 2000	Sept. 2000

Fred Odaka	74	Chief Financial Officer and Secretary		Aug. 2008

David Wang	47	Independent Director	Nov. 2007

Thomas Iwanski	53	Independent Director	Nov. 2004

Lester L. Sacks	79	President, Medex Healthcare, Inc

Geri Plotzke	68	Vice President, Managed Care Services, Medex Healthcare, Inc.

Donald P. Balzano	65	President, Industrial Resolutions Coalition, Inc.

Kathy Torres	61	President, Arissa Managed Care, Inc.

The following sets forth certain biographical information relating to the Company’s executive officers, directors, certain significant employees and consultants:

Tom Kubota.  Mr. Kubota has thirty years of experience in the investment banking, securities and corporate finance field. He held the position of Vice President at Drexel Burnham Lambert; at Stem, Frank, Meyer and Fox; and at Cantor Fitzgerald.  Mr. Kubota is the president of Nanko Investments, Inc., which specializes in capital formation services for high technology and natural resources companies.  He has expertise in counseling emerging public companies and has previously served as a director of both private and public companies.  For the last five years, Mr. Kubota has been primarily engaged in the operations of PHCO and running his consulting firm Nanko Investments, Inc.  During the past ten years, Mr. Kubota also served as CEO of Fabrics International, Ltd., a privately held corporation.  Fabrics International, and each of its three wholly-owned subsidiaries, terminated operations and filed for bankruptcy in 2005.   Mr. Kubota is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant.   In concluding that Mr. Kubota was an appropriate candidate to serve on the Company’s board of directors, the board considered his experience as the Company’s president and chief executive officer, his many years of investment banking and corporate finance experience and his prior management experience.

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

David Wang. Mr. Wang co-founded and has served as the President of Aces Fuel Technology in Santa Monica, California. Aces Fuel Technology specialized in marketing and selling a fuel and oil catalyst. Mr. Wang is responsible for overseeing the day-to-day operations of the Aces Fuel Technology. From 2001 through 2003, Mr. Wang worked as a Proprietary Trader for Schonfeld Securities in Santa Monica, California where he was responsible for trading U.S. equities. Mr. Wang earned a BS in computer Science/Mathematics from the University of California, Los Angeles (UCLA) in 1985. He earned an MBA degree in Financial and Entrepreneurial Studies from the Anderson School at UCLA in 2000. Mr. Wang is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant. In concluding that Mr. Wang was an appropriate candidate to serve on the Company’s board of directors, the board considered his education background, his experience in entrepreneurial business enterprises and his favorable history of attracting venture capital funds through his established contacts in the investment banking community.

Thomas Iwanski.  Since May 2007, Mr. Iwanski has served as Director and Chief Executive Officer of Live-Vu Communications, Inc, a company that specializes in turnkey telemedicine and telehealth solutions for hospitals, clinics, long-term care facilities and homes incorporating proprietary video technology.  From September 2006 through May 2007, Mr. Iwanski served as Chief Financial Officer of SyncVoice Communications, Inc.  From April 2005 through July 2006, Mr. Iwanski served as Senior Vice President, Corporate Secretary and Chief Financial Officer of IP3 Networks, Inc.  From February 2003 through April 2005 Mr. Iwanski served as a Special Advisor to the CEO of Procom Technology, Inc., where he played a prominent role in the development and implementation of business and financial strategies.  Mr. Iwanski has also served in various positions including, Vice President Finance, Chief Financial Officer, Director and Secretary for a number of companies, including Cognet, Inc., NetVantage, Inc., Kimalink, Inc., Xponent Photonics, Inc., Prolong, Inc., and Memlink, Inc.  Mr. Iwanski also has approximately ten years of public accounting experience having worked for KPMG, LLP, as a Senior Audit Manager and a Certified Public Accountant. Mr. Iwanski received a Bachelor of Business Administration from the University of Wisconsin-Madison in 1980.  Mr. Iwanski is not, nor has he in the past five years been, a nominee or director of any other SEC registrant.  In concluding that Mr. Iwanski was an appropriate candidate to serve on the Company’s board of directors, the board considered his years of experience in management and as a director of various start-up ventures.  The board also considered his experience in financial and strategic planning and his strong accounting background.

Significant Employees

Geri Plotzke.  Executive Vice President of Medex Healthcare, Inc. Ms. Plotzke has served as the Executive Vice President of Medex since October 1, 2006. Prior to that she served as the Director of Managed Care Services of Medex since 2003 and has over 17 years experience in the workers’ compensation and healthcare industries.  Ms. Plotzke’s prior work experience includes various managerial positions including Medical Management Director, Workers; Compensation Program Director, and Disability Case Management Program Director for various insurance and medical management companies.  Mrs. Plotzke received an AA in Nursing in 1970 at Los Angeles City College, as well as, a BA in 1981 and a MBA in 1989 in Business Administration from the University of Redlands.

Significant Consultants

Dr. Lester L. Sacks.  President and Medical Director of Medex Healthcare, Inc.  As a Board Certified Physician, educator, and physician executive, Dr. Sacks has cross-disciplinary experience as the President/Medical Director for MEDEX.  Dr. Sacks a native of New York City, completed his undergraduate training at both George Washington University and Long Island University. He then moved to California to complete his medical training at the University of California, School of Medicine at Irvine. Following his initial residency training, he pursued Family Practice, developed a chain of medical clinics specializing in work related injuries. He is Board Certified in Occupational Medicine, as well as several other specialties.  After selling his clinics, he moved into the arena of managed care. First as Senior Vice President of Beech Street, Inc. and then after five years he moved to the insurance industry as President of Travelers Medical Management Service.  Having then decided to move back to California, he became the President of EOS/Reviewco, the managed care division of HealthNet, Inc. and ultimately moving to Total HealthCare Management, Inc as a working partner from 2004 through 2009. He then sold his interest in that company and in January 2009 became Medical Director of Medex Healthcare, Inc.  In December 2009, Dr. Sacks began serving as President of Medex Healthcare, Inc. He brings the experience of private practice, managed care and the insurance industry to this post.  He has served as President and Chairman of the Western Occupational Medical Association and on the Board of Directors of the American College of Occupational and Environmental Medicine. He is currently a Voluntary Clinical Professor of Medicine at the University of California. He has served as consulting Medical Director for Levi Strauss, and Steelcase, as well as, several other national companies during his career.

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

Kathy Torres.  President of Arissa Managed Care, Inc.  Ms. Torres started her career in Group Health and Benefits in 1990 selling group health insurance to large employers.  Currently, Ms. Torres serves as President of Arissa Managed Care, Inc.  Prior to joining Arissa in July 2010, Ms. Torres was the owner of Total HealthCare Management, a company she founded in 2000, that was engaged in the workers’ compensation industry. In January 2010 Ms. Torres became a consultant at Total HealthCare Management and ended this relationship in June 2010.  As a business owner, Ms. Torres was responsible for servicing her clients and developing solutions for reducing workers’ compensation costs.  Ms. Torres focused on strategic solutions to implement advanced technologies, streamlined processes, and solutions to develop successful cost savings programs.

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

Family Relationships

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

Committees of the Board of Directors

The OTCBB does not require the Company to have an audit committee, a compensation committee or a corporate governance and nominating committee and the board does not currently have standing audit, compensation or corporate governance and nominating committees.  Our board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by these committees.  The full board of directors selection, review and oversight of the Company’s independent registered public accounting firm, the approval of all audit, review and attest services provided by the independent registered public accounting firm, the integrity of the Company’s reporting practices and the evaluation of the Company’s internal controls and accounting procedures. The board is also responsible for the pre-approval of all non-audit services provided by its independent registered public accounting firm. Non-audit services are only provided by our independent registered public accounting firm to the extent permitted by law. Pre-approval is required unless a “de minimus” exception is met. To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than 5% of the total amount of revenues paid by us to our independent registered public accounting firm during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.

As we do not currently have a standing audit committee, we do not, at this time have an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission.  The board does believe, however, that should the Company form a standing audit committee in the future, Mr. Thomas Iwanski, an independent director, could qualify as an audit committee expert.

Our full board of directors also participates in the consideration of director nominees.  In general, when the board determines that expansion of the board or replacement of a director is necessary or appropriate, the board will review through candidate interviews with members of management, consult with the candidate’s associates and through other means determine a candidate’s honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues.  The board will review any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a particular geographic or business target market, or other relevant business experience.  To date we have not paid any fee to any third party to identify or evaluate, or to assist in identifying or evaluating, potential director candidates.

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

Procedures for Security Holders to Nominate Candidates to the Board of Directors

During the fiscal year, there were no changes made to the procedures by which shareholders may nominate candidates to our board of directors.  The full board of directors will consider all director candidates nominated by shareholders during such times as the Company is actively considering appointment of new directors.  Candidates recommended by shareholders will be evaluated based on the same criteria described above.  Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Corporate Secretary and include:

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

From time to time our board may establish committees as it deems appropriate to facilitate our management.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of the common stock of the Company to file with the Securities and Exchange Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Officers and directors are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that, during 2010, all filing requirements applicable to our officers and directors were met on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that will apply to its principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code.  We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters.  All such requests should be sent care of Pacific Health Care Organization, Inc., Attn: Corporate Secretary, 1201 Dove Street, Suite 300, Newport Beach, California 92660.

ITEM 11.  EXECUTIVE COMPENSATION

During the fiscal year ended December 31, 2010 only Tom Kubota, our CEO, President and the chairman of our board of directors and Donald Balzano, the President of our wholly-owned subsidiary IRC were the only individuals whose total compensation package during the 2010 fiscal year exceeded $100,000.  The following table summarizes the total compensation paid during the 2010 and 2009 fiscal years to Mr. Kubota and Mr. Balzano and they are referred to in this Item 11 as the “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Tom Kubota	2010	$111,150	$-0-	$-0-		$111,150
Chief Executive Officer,	2009	117,000	10,000	-0-		127,600
President and Director

Donald Balzano	2010	$-0-	$-0-	$153,664	(1)	$153,664
President, IRC	2009	-0-	-0-	128,784	(1)	128,784

(1)     Mr. Balzano provides services to Medex and IRC as a consultant, not as an employee.  This compensation represents consulting fees paid to Mr. Balzano.  Fees paid to Mr. Balzano increased during fiscal 2010 as a result of commissions earned on a new customer.

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

Salary

Salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers.  The salary for each named executive officer is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between the Company and the named executive officer. Thereafter, changes to annual salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance, economic condition and local market and labor conditions.  In February 2011, the board awarded Mr. Kubota a salary increase from $10,000 per month to $12,000 per month effective March 1, 2011.  The board of directors did not extend salary or other benefit increases to any of the named executive officers during the 2010 fiscal year.  In an effort to help reduce operating costs to combat the economic conditions facing the Company, in May 2009 many Company employees, including Mr. Kubota, agreed to a 10% reduction in salary. Mr. Kubota’s new salary of $12,000 per month includes the re-instatement of the 10% salary reduction mentioned above.

Nonequity incentive compensation

From time to time we may make cash awards to our employees, including the named executive officers.  Such awards may be designed to incentivize employees over a specified period of time pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established.  In the event this type of cash award were made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.”  We may use non-equity incentive compensation to incentivize our employees.  The criteria for earning such non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established.  Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan.  Our board of directors did not establish a non-equity incentive compensation plan during the fiscal years ended December 31, 2010 and no non-equity incentive compensation was awarded during the year.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded.  Such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.”   None of our named executive officers were awarded a bonus during the fiscal year ended December 31, 2010.

Equity Incentive Compensation

Our equity incentive award program is the primary vehicle for offering long-term incentives to our employees.  From time to time, we may also make equity incentive awards to our named executive officers in the form of stock options, restricted stock grants or some other form of equity award.  Equity incentive awards would be reflected in the “Summary Compensation Table” under the columns entitled “Stock Awards” or “Option Awards” as appropriate.  Our board of directors did not award equity incentive compensation to any of our named executive officers in 2010, and is under no contractual obligation to award equity incentive compensation in the future.

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

Employment Agreements

We have consulting agreements with Don Balzano and Kathy Torres.  All other of our employees, including our named executive officers are employed on an at will basis.

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

Stock Option Plans

2002 Stock Option Plan

In August 2002 our board of directors adopted the Pacific Health Care Organization, Inc. 2002 Stock Option Plan (the “2002 Plan”).  The Plan was later ratified by our shareholders at a special meeting of shareholders held in November 2004.  The Plan reserves 50,000 common shares for distribution under the Plan.  The purpose of the Plan is to allow us to offer key employees, officers, directors, consultants and sales representatives an opportunity to acquire a proprietary interest in the Company.  The various types of incentive awards which may be provided under the 2002 Plan enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business.  In August 2002 we granted to four employees options to purchase approximately 4,250 shares of our common stock. Options to acquire 938 shares were exercised, the balance expired unexercised.  Currently there are no options or other grants outstanding under the 2002 Plan.

2005 Stock Option Plan

In November 2005 our shareholders adopted the Pacific Health Care Organization, Inc., 2005 Stock Option Plan (the “2005 Plan”).  The 2005 Plan provides for the grant of Company securities, including options, warrants and restricted stock to officers, consultants and employees to acquire shares of our common stock at a purchase price equal to or greater than fair market value as of the date of the grant.  Options are exercisable six months after the grant date and expire five years from the grant date.  The 2005 Plan permits the granting of up to 50,000 common shares.  To date, no securities have been granted under the 2005 Plan.

Employee Stock Purchase Plan

We do not currently have an employee stock purchase plan in place.

DIRECTOR COMPENSATION

We offer cash compensation to attract and retain candidates to serve on our board of directors.  We do not compensate directors who are also our employees for their service on our board of directors.

Meeting Fees

Our non-employee directors receive a fee of $450 per meeting for each meeting attended in person.  Additionally, all non-employee directors are paid $1,000 for attendance at the annual meeting of stockholders, plus airfare and hotel expense.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our non-employee directors.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors for services on our board during our 2010 fiscal year.

Name	Fees Earned or Paid in Cash ($)		All Other Compensation($)		Total ($)
Thomas Iwanski	$2,700	(1)	$0		$2,700
Tom Kubota	$0		$111,150	(2)	$111,150
David Wang	$2,250	(3)	$0		$2,250

(1)  Includes six directors’ meetings attended in person at $450 per meeting during 2010.
(2)  In addition to being a director Mr. Kubota is the CEO and President of the Company, and therefore does not qualify for compensation paid to our non-employee directors.  For details regarding compensation paid to
       Mr. Kubota in his capacity as CEO and President of the Company please see the Summary Compensation Table above.
(3)  Includes five directors’ meeting attended at $450 per meeting during 2010.

Director Stock Purchase Plan

We do not currently have a director stock purchase plan in place.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 16, 2011, the name and the number of shares of our common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 802,424 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all executive officers and directors as a group.

Type of Securities	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Tom Kubota(1)(2) 1201 Dove Street, Suite 300 Newport Beach, CA 92660	455,456	56.8%

Common	Fred Odaka(1) 1201 Dove Street, Suite 300 Newport Beach, CA 92660	-0-	*

Common	Thomas Iwanski(1) 1541 Amberwood Drive Santa Ana, CA 92705	-0-	*

Common	David Wang(1) 138 Ocean Way Santa Monica, CA 90402	-0-	*

Common	Nanko Investments, Inc.(2) 1280 Bison Street, Suite B9-596 Newport Beach, CA 92660	432,626	53.9%

Common	Donald P. Balzano(3) 5422 Michelle Drive Torrance, CA 90503	54,165	6.8%

Common	Janet Zand 1505 Rockcliff Road Austin, TX 78796	54,165	6.8%

All executive officers and directors as a group (5 persons)		509,621	63.5

TOTAL		563,786	70.3%

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

Securities for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in colum (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0.00	95,750
Equity compensation plans not approved by security holders	0	$0.00	-0-
Total	0	$0.00	95,750

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As disclosed in Item 10. Executive Compensation during the years ended December 31, 2010 and 2009 we paid Donald Balzano $153,664 and $128,784, respectively, in consulting fees for services provided to Medex and IRC.  Mr. Balzano is the President of IRC.  It is anticipated that consulting fees to be paid to Mr. Balzano for services anticipated to be rendered in 2011 will exceed the lesser of $120,000 or 1% of the average of our total assets at year end for the 2011 and 2010 fiscal years.  He also owns more than 5% of our outstanding common stock.

        During the years ended December 31, 2010 and 2009 we paid Fred Odaka $67,500 and $67,550, respectively, in total aggregate compensation in connection with his employment as the Chief Financial Officer of the Company.  It is anticipated that Mr. Odaka's total aggregate compensation for 2011 will exceed the lesser of $120,000 or 1% of the average of our total assets at year end for 2011 and 2010 fiscal years.

In accordance with our written policies and procedures our board of directors is charged with monitoring and reviewing issues involving potential conflicts of interests and reviewing and approving all related party transactions.  In general, for purposes of our policy, a related party transaction is a transaction, or a material amendment to any such transaction, involving a related party and the Company involving any amount that exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.  Our policy requires our management and our board of directors to review and approve related party transactions.  In reviewing and approving any related party transaction or material amendment to any such transaction, management and the board of directors must satisfy themselves that they have been fully informed as to the related party’s relationship to the Company and interest in the transaction and as to the material facts of the transaction, and must determine that the related party transaction is fair to the Company.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Chisholm Bierwolf, Nilson & Morrill, CPA served as our independent registered public accounting firm for the years ended December 31, 2010 and 2009.   Principal accounting fees for professional services rendered for the Company by Chisholm, Bierwolf, Nilson & Morrill for the years ended December 31, 2010 and 2009, are summarized as follows:

	2010	2009
Audit	$41,271	$46,832
Audit related	-0-	-0-
Tax	-0-	-0-
All other	900	893
Total	$42,171	$47,725

Audit Fees.  Audit fees were for professional services rendered in connection with the audit of the financial statements included in our annual report on Form 10-K and review of the financial statements included in our quarterly reports on Form 10-Q and for services normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

As discussed in more detail in Item 9. Disagreements with and Changes in Accountants on Accounting and Financial Disclosure above, Chisholm, Bierwolf, Nilson & Morrill, CPA served as our independent registered public accounting firm for the year ended December 31, 2009 and through the nine months ended September 30, 2010.  Audit fees for professional services rendered by Chisholm, Bierwolf, Nilson & Morrill to the Company for those periods were $46,832 and $13,271.  Audit fees for professional services rendered by Morrill & Associates, LLC for the year ended December 31, 2010 were $28,000.

Tax Fees.  Tax fees related to services for tax compliance and consulting.  During the fiscal years ended December 31, 2010 and 2009 the Company retained Stayner Bates & Jensen P.C. to advise us on tax compliance, consulting and the preparation of our tax returns.

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

The board of directors has determined that the provision of services by Morrill & Associates, LLC and prior to retaining Morrill & Associates, LLC, Chisholm, Bierwolf, Nilson and Morrill, CPA, described above are compatible with maintaining their independence as our independent registered public accounting firm.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

(1) Financial Statements

The following financial statements of the Registrant are included in response to Item 8 of this annual report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009.

Consolidated Statements of Stockholders’ Equity From January 1, 2009 to December 31, 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

(b) Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation and Amendments Thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(3)
3.5	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(3)
4.1	Pacific Health Care Organization, Inc., 2002 Stock Option Plan(1)
4.2	Pacific Health Care Organization, Inc., 2005 Stock Option Plan(4)
14.1	Code of Ethics(5)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on September 19, 2002.
(2)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A-2 as filed with the Commission on July 13, 2004.
(3)	Incorporated by reference to Registrant's Proxy Statement on Schedule 14A as filed with the Commission on May 15, 2008.
(4)	Incorporated by reference to Registrant's Proxy Statement on Schedule 14A as filed with the Commission on October 21, 2005.
(5)	Incorporated by reference to Registant's Annual Report on Form 10-KSB as filed with the COmmission on April 17, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: March 31, 2011	By:	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer and President
(Duly Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Tom Kubota	Chief Executive Officer, President	March 31, 2011
Tom Kubota	and Director
(Principal Executive Officer)

/s/ Fred Odaka	Chief Financial Officer	March 31, 2011
Fred Odaka	(Principal Financial Officer)

/s/ Thomas Iwanski	Director	March 31, 2011
Thomas Iwanski

/s/ David Wang	Director	March 31, 2011
David Wang