Form 10-Q
period 2011-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2011-05-16
CIK 1138476

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 000-50009

PACIFIC HEALTH CARE ORGANIZATION, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0285238
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1201 Dove Street, Suite 300
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

As of May 9, 2011, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1. Financial Information
Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets
ASSETS
	March 31, 2011	December 31, 2010
	(Unaudited)
Current Assets
Cash	$351,991	$349,552
Accounts receivable, net of allowance of $20,000	264,569	239,205
Deferred tax asset	5,182	10,582
Income tax receivable	33,146	35,100
Commission draw	19,341	24,000
Prepaid expenses	39,121	70,112
Total current assets	713,350	728,551
Property and equipment, net
Computer equipment	72,390	60,922
Furniture & fixtures	48,811	28,839
Office equipment	8,410	-
Office equipment under capital lease	25,543	25,543
Total property & equipment	155,154	115,304
Less: accumulated depreciation	(92,806)	(92,009)
Net property & equipment	62,348	23,295

Other assets	8,158	8,158
Total assets	$783,856	$760,004

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$15,496	$30,038
Accrued expenses	99,923	100,392
Income tax payable	7,146	100
Current obligations under capital lease	6,256	6,148
Deferred rent expense	8,093	-
Unearned revenue	10,347	12,035
Total current liabilities	147,261	148,713
Long term liabilities
Noncurrent obligations under capital lease	12,056	13,661
Total liabilities	159,317	162,374

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $ 0.001 par value; 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings (deficit)	108	(26,801)
Total stockholders' equity	624,539	597,630
Total liabilities and stockholders’ equity	$783,856	$760,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	For three months ended March 31,
	2011	2010

Revenues:
HCO fees	$173,256	$140,351
MPN fees	137,307	146,333
Other	239,263	60,874
Total revenues	549,826	347,558

Expenses:
Depreciation	2,106	6,531
Consulting fees	79,345	61,231
Salaries & wages	208,662	173,414
Professional fees	46,182	38,050
Insurance	28,969	31,709
Outsource service fees	32,661	-
Data maintenance	7,844	18,621
General & administrative	106,302	76,675

Total expenses	512,071	406,231

Income (loss) from operations	37,755	(58,673)

Other income (expense)
Interest income	284	620
Interest (expense)	(338)	(439)
Loss on disposal of assets	(1,564)	-
Total other income (expense)	(1,618)	181

Income (loss) before taxes	36,137	(58,492)

Income tax provision	(9,228)	(625)

Net income (loss)	$26,909	$(59,117)

Basic and fully diluted earnings per share:
Earnings per share amount	$.03	$(.07)
Weighted average common shares outstanding	802,424	802,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$26,909	$(59,117)
Adjustments to reconcile net income to net cash:
Depreciation	2,106	6,531
Loss on disposition of assets	1,564	-
Changes in operating assets & liabilities
(Increase) in accounts receivable	(25,364)	(22,612)
Decrease in deferred tax asset	5,400	-
Decrease in income tax receivable	1,954	-
Decrease in commission draw	4,659	-
Decrease in prepaid expenses	30,991	29,125
Increase (decrease) in accounts payable	(14,542)	17,802
Increase in deferred rent expense	8,093	-
(Decrease) in accrued expenses	(469)	(101,615)
Increase in tax payable	7,046	525
(Decrease) in unearned revenue	(1,688)	(9,206)
Net cash provided by (used in) operating activities	46,659	(138,567)

Cash Flows from investing activities
Purchase of furniture and office equipment	(42,723)	-
Purchase of office equipment under capital lease	-	(25,543)
Net cash used in investing activities	(42,723)	(25,543)

Cash Flows from financing activities
Increase in obligations under capital lease	-	25,543
Payment of obligation under capital lease	(1,497)	(1,397)
Net cash provided by (used in) financing activities	(1,497)	24,146

Increase (decrease) in cash	2,439	(139,964)

Cash at beginning of period	349,552	604,022
Cash at end of period	$351,991	$464,058

Supplemental cash flow information
Cash paid for:
Interest	$347	$149
Income taxes paid (refunded)	$(5,172)	$100

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Health Care Organization, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K.  Operating results for the three-months ended March 31, 2011 are not necessarily indicative of the results to be expected for year ending December 31, 2011.

NOTE 2 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

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

Throughout this report, unless the context indicates otherwise, the terms, “we,” “us,” “our” or “the Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”),  Arissa Managed Care, Inc. (“Arissa”), Medex Managed Care, Inc. (“Medex Managed Care”)  and Industrial Resolutions Coalition, Inc. (“IRC”).

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

On March 16, 2011 we incorporated Medex Managed Care, Inc., in the State of Nevada, as a wholly owned subsidiary of the Company.  Effective April 1, 2011, Medex Managed Care took over the responsibilities of overseeing and managing the utilization review and managed bill review business previously managed by our other subsidiary, Medex Healthcare, Inc.

Results of Operations

Comparison of the three months ended March 31, 2011 and 2010

Revenue

The total number of employee enrollees increased 17% during three months ended March 31, 2011 compared to March 31, 2010.  Total revenues increased  58% to $549,826.  As of March 31, 2011, we had approximately 288,000 total enrollees.  Enrollment consisted of approximately 45,000 HCO enrollees and 243,000 MPN enrollees.  By comparison as of March 31, 2010 we had approximately 247,000 enrollees, including approximately 33,000 HCO enrollees and approximately 214,000 MPN enrollees.

The net increase in HCO and MPN enrollees of approximately 12,000 and 29,000, respectively, was mainly the result of adding one major customer in each of the categories.  Although the continuing economic slowdown impacted us in 2010, there are signs that our revenues during 2011 will increase moderately.

In the current economic environment, we anticipate businesses will continue to seek ways to reduce their workers’ compensation program costs.   As a result, we expect to experience client turnover, in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of existing services.  We also anticipate our market may shrink as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.  As a result, the market is currently subject to restructuring in the type and pricing of services provided in our industry. During the quarter ended March 31, 2011, we were able to increase our managed bill review (MBR) and utilization review (UR) services fee revenues during the quarter ended March 31, 2011.

HCO Fees

During the three months ended March 31, 2011 and 2010, HCO fee revenues were $173,256 and $140,351 respectively.  This 23% increase in revenue from HCO fees during the three months ended March 31, 2011 was the primarily the result of a 36% increase in HCO enrollment resulting from the addition of a significant new customer.

MPN Fees

MPN Fee revenues for the three months ended March 31, 2011 were $137,307 compared to $146,333 for the three months ended March 31, 2010.  Although in March 31, 2011 we realized a 14% increase in MPN enrollment when compared the same period 2009 revenues declined by $12,253 because of differing fee terms, unbundling of services, price competition and similar factors as compared to 2010,

Other Revenue

During the three months ended March 31, 2011, other revenue increased 293% to $239,263 from $60,874 in the same period a year earlier.  The primary components of other revenue are nurse case management (NCM), MBR and UR fees.  Our MBR and UR revenues increased by $94,558 and $57,965 respectively, when compared to the same period 2010.  During the period ended March 31, 2010 we did not realize any MBR service revenue and we realized UR service fees totaling $2,058.  MBR and UR service revenues grew largely as a result of increased marketing efforts by Arissa in these areas of our business.  NCM revenues increased $23,808 to $65,151 resulting primarily from increased customer employee enrollment. We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services.

Expenses

Total expenses for the three months ended March 31, 2011 and 2010 were $512,071 and $406,231, respectively.  The increase of $105,840 was the result of increases in consulting fees, outsource service fees, salaries and wages, professional fees, and general and administrative expense, offset by decreases in depreciation and insurance expense.

Consulting Fees

During the three months ended March 31, 2011, consulting fees increased to $79,345 from $61,231 during the three months ended March 31, 2010.  This increase of approximately $18,114 in consulting fees was due mainly to an increase in fees paid to Medex’s legal consultant, the addition of a UR consultant during third quarter of 2010 and hiring an administrative consultant during January 2011.  Additionally, in the event we see an increased level of services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers, we could experience higher consulting fees.

Salaries and Wages

Salaries and wages increased $35,248 or 20% to $208,662 from $173,414 during the three months ended March 31, 2011 compared with the three months ended March 31, 2010.  The increase in salaries and wages was primarily due to the hiring of a manager of bill review and electronic data interchange (“EDI”) operations in June 2010 and a nurse case manager in September 2010.

Professional Fees

For the three months ended March 31, 2011, we incurred professional fees of $46,182, compared to $38,050 during the three months ended March 31, 2010.  This 21% increase in fees is primarily the result of increased nurse case management fees and an increase in the monthly fees paid to our medical director.

Insurance

During the three months ended March 31, 2011, we incurred insurance expenses of $28,969, a $2,740 decrease over the prior year three months.  The decrease in 2011 was primarily due to adjustments made to the Company’s property and general liability insurance premiums.  We do not expect insurance expense to increase materially in 2011.

Outsource service fees

Outsource service fees consist of costs incurred by Medex and IRC in outsourcing its MBR services and certain UR services.  Medex and IRC do not, at this time, have enough volume to justify creating their own MBR and UR in-house staff.  We utilize outside vendors to provide specific services for our clients, charging additional fees over and above those paid to said vendors for administration and coordination of MBR and UR services directly to the clients. We commenced outsourcing these services during the second half of 2010 and incurred approximate $32,661 in outsource service fees during the three months period ended March 31, 2011.

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

During the three months ended March 31, 2011, we experienced a 36% increase in HCO enrollees and a 14% increase in MPN enrollees, resulting in an overall enrollment increase of 17%.  Data maintenance fees decreased 58% from $18,621 to $7,844 during first quarter ended 2011 when compared to 2010.  The decrease in data maintenance fees is primarily attributable to lower data maintenance costs associated with the renewal of MPN enrollees and lower prices negotiated with third party service providers.

General and Administrative

General and administrative expenses increased approximately 39% to $106,302 during the three months ended March 31, 2011 when compared to the same period a year earlier.  The increase in general and administrative expense of $29,627 was primarily attributable to increases in costs totaling $17,592  associated with moving our offices to our new location in Newport Beach, California  and other increases in other miscellaneous general and administrative expenses. We expect current levels of general and administrative expenses to remain constant unless we realize a significant increase in new revenues.

Net Income

During the three months ended March 31, 2011, total revenues of $549,826 were higher by $202,268 when compared to the same period in 2010.   This increase in total revenues was partially offset by increases in total expenses of $105,840 resulting in a profit from operations of $37,755 compared to a loss from operations of $58,673 during three months ended March 31, 2010.  Correspondingly, we realized a net profit of $26,909 for the three months ended March 31, 2011, compared to a net loss of $59,117, during the three months ended March 31, 2010.   We expect moderate increases in revenues to continue in the second quarter of 2011, when compared to the the first quarter of 2011, to be generated from new services offered by the Company to existing and new customers in the areas of managed bill review and clinical and non-clinical utilization reviews.

Liquidity and Capital Resources

           As of March 31, 2011, we had cash on hand of $351,991 compared to $349,552 at December 31, 2010.  The $2,439 increase in cash on hand is primarily the result of the growth in our net income, deferred rent expense and decrease in prepaid expenses, partially offset by increases in  prepaid expense and decreases in accounts payable.  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.  We do not anticipate needing to find other sources of capital at this time. However, if our revenue is lower than anticipated we may need to find other sources of capital to fund operations.

We do not currently have any significant capital expenditures planned for the next twelve months that we anticipate will require us to seek outside sources of funding.  We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing.  Given current credit conditions, there is no assurance that we could be successful in obtaining additional debt financing on favorable terms, or at all.  Similarly, given current market and economic conditions there is no guarantee that we could negotiate appropriate equity financing.

Cash Flow

During the three months ended March 31, 2011 cash was primarily used to fund operations. We had a net increase in cash of $2,439 during the three months ended March 31, 2011.  See below for additional discussion and analysis of cash flow.

	For the three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)

Net cash provided by (used in) operating activities	$46,659	$(138,567)
Net cash used in investing activities	(42,723)	(25,543)
Net cash provided by (used in) financing activities	(1,497)	(24,146)

Net increase (decrease) in cash	$2,439	$(139,964)

During the three months ended March 31, 2011, net cash provided by operating activities was $43,786, compared to net cash used in operating activities of $138,567 during the three months ended March 31, 2010.  As discussed herein we realized a net profit of $26,909 during the three months ended March 31, 2011, compared to a net loss of $59,117 during the three months ended March 31, 2010.

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

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of March 31, 2011:
	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Equipment Leases(1)	$28,576	$7,564	$21,012	$-	$-
Office Leases(2)	516,639	66,977	209,043	240,619	-
Total	$545,215	$74,541	$230,055	$240,619	$-

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

As of March 31, 2011 we had no off-balance sheet financing arrangements.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, our management concluded that as of March 31, 2011, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: May 16, 2011	By:	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Fred Odaka
Date: May 16, 2011		Fred Odaka
Chief Financial Officer (Principal Financial Offier)