Form 10-Q
period 2011-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2011-08-12
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)       Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)      Yes ☐    No ☒

As of August 10, 2011, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Information

Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current Assets
Cash	$383,303	$349,552
Accounts receivable, net of allowance of $20,000	357,968	239,205
Deferred tax asset	5,182	10,582
Income tax receivable	-	35,100
Prepaid income tax	34,200	-
Commission draw	33,637	24,000
Prepaid expenses	48,305	70,112
Total current assets	862,595	728,551

Property and equipment, net
Computer equipment	74,571	60,922
Furniture & fixtures	51,768	28,839
Office equipment	8,761	-
Office equipment under capital lease	25,543	25,543
Total property & equipment	160,643	115,304
Less: accumulated depreciation and amortization	(96,487)	(92,009)
Net property & equipment	64,156	23,295

Other assets	8,158	8,158
Total assets	$934,909	$760,004

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$92,735	$30,038
Accrued expenses	96,995	100,392
Income tax payable	31,283	100
Current obligation under capital lease	6,360	6,148
Deferred rent expense	17,698	-
Unearned revenue	9,492	12,035
Total current liabilities	254,563	148,713

Long term liabilities
Noncurrent obligation under capital lease	10,429	13,661
Total liabilities	264,992	162,374

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $0.001 par value; 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings (deficit)	45,486	(26,801)
Total stockholders' equity	669,917	597,630
Total liabilities and stockholders’ equity	$934,909	$760,004

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended June 30,		For six months ended June 30,
	2011	2010	2011	2010

Revenues:
HCO fees	$187,213	$152,173	$360,469	$292,524
MPN fees	147,363	156,138	284,670	302,471
Other	279,101	38,089	518,364	98,963
Total revenues	613,677	346,400	1,163,503	693,958

Expenses:
Depreciation & amortization	3,682	6,531	5,788	13,062
Consulting fees	105,882	74,205	185,227	135,436
Salaries & wages	219,974	149,185	428,636	322,599
Professional fees	50,770	44,545	96,952	82,595
Insurance	38,212	20,400	67,181	52,109
Outsource service fees	30,965	1,024	63,626	1,024
Data maintenance	9,249	38,050	17,093	56,671
General & administrative	87,223	81,380	193,525	158,055
Total expenses	545,957	415,320	1,058,028	821,551

Income (loss) from operations	67,720	(68,920)	105,475	(127,593)

Other income (expense):
Loss on disposal of assets	-	-	(1,564)	-
Interest income	252	452	536	1,072
Interest (expense)	(311)	(414)	(649)	(853)
Total other income (expense)	(59)	38	(1,677)	219

Income (loss) before taxes	67,661	(68,882)	103,798	(127,374)

Income tax provision (benefit)	22,283	(35,875)	31,511	(35,250)

Net income (loss)	$45,378	$(33,007)	$72,287	$(92,124)

Basic and fully diluted earnings per share:
Earnings per share amount	$.06	$(.04)	$.09	$(.12)
Weighted average common shares outstanding	802,424	802,424	802,424	802,424

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$72,287	$(92,124)
Adjustments to reconcile net income to net cash:
Depreciation and amortization	5,788	13,062
Loss on disposition of assets	1,564	-
Changes in operating assets & liabilities
(Increase) decrease in accounts receivable	(118,763)	18,958
Decrease in deferred tax asset	5,400	-
(Increase) in prepaid income tax	(34,200)	-
Decrease (increase) in income tax receivable	35,100	(36,500)
(Increase) in commission draw	(9,637)
Decrease in prepaid expenses	21,807	13,441
Increase in accounts payable	62,697	1,563
(Decrease) in accrued expenses	(3,397)	(90,991)
Increase in income tax payable	31,183	750
Increase in deferred rent expense	17,698	-
(Decrease) in unearned revenue	(2,543)	(9,914)
Net cash provided by (used in) operating activities	84,984	(181,755)

Cash flows from investing activities
Purchases of furniture & equipment	(48,213)	-
Purchase of office equipment under capital lease	-	(25,543)
Net cash used by investing activities	(48,213)	(25,543)

Cash flows from financing activities
Increase in obligation under capital lease	-	25,543
Payment of obligation under capital lease	(3,020)	(2,817)
Net cash provided by (used in) financing activities	(3,020)	22,726
Increase (decrease) in cash	33,751	(184,572)
Cash at beginning of period	349,552	604,022
Cash at end of period	$383,303	$419,450
Supplemental Cash Flow Information
Cash paid (refunded) for:
Interest	$676	$718
Taxes refunded	$(38,318)	$-
Taxes paid	$32,346	$500

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2011

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the six-months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

NOTE 2 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Item 2.   Management’s Discussion and Analysis of Financial Statements and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, services and products, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate” “projected” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

Forward-looking statements are predictions and not guarantees of future performance or events.  The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements. We undertake no obligation to amend this report or revise publicly these forward looking-statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Exchange Act) to reflect subsequent events or circumstances.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the SEC.

Throughout this report, unless the context indicates otherwise, the terms, “we,” “us,” “our” or “the Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”), Industrial Resolutions Coalition, Inc. (“IRC”), Arissa Managed Care, Inc (“Arissa”) and Medex Managed Care, Inc (“MMC”).

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

On March 16, 2011 we incorporated MMC, in the State of Nevada, as a wholly owned subsidiary of the Company.  Effective April 1, 2011, MMC took over the responsibilities of overseeing and managing the utilization review (“UR”) and medical bill review (“MBR”) business previously managed by Medex. In April 2011, MMC purchased essentially all of the assets and liabilities of Arissa and took over the selling and marketing responsibilities previously conducted by Arissa.  Arissa is currently dormant.

Results of Operations

Comparison of the three months ended June 30, 2011 and 2010

Revenue

The total number of employee enrollees increased 30% during three months ended June 30, 2011 compared to June 30, 2010.  Total revenues increased 77% to $613,677.  As of June 30, 2011, we had approximately 318,000 total enrollees.  Enrollment consisted of approximately 49,300 HCO enrollees and 268,700 MPN enrollees.  By comparison as of June 30, 2010 we had approximately 245,000 enrollees, including approximately 35,000 HCO enrollees and approximately 210,000 MPN enrollees.

The net increase in HCO and MPN enrollees of approximately 14,300 and 58,700, respectively, was mainly the result of adding one major HCO customer and one major MPN customer.  Although the continuing economic slowdown impacted us in 2010, there are signs that our revenues during 2011 will increase moderately.

During the quarter ended June 30, 2011, we were also able to increase our MBR and UR services revenues.

In the current economic environment, we anticipate businesses will continue to seek ways to reduce their workers’ compensation program costs.   As a result, we expect to continue to experience client turnover, in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of existing services.  We also anticipate our market could shrink further as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.  As a result, the industry continues to undergo restructuring in the type and pricing of services being provided.

HCO Fees

During the three months ended June 30, 2011 and 2010, HCO fee revenues were $187,213 and $152,173 respectively.  A 41% increase in HCO enrollment during the three months ended June 30, 2011, resulted in a 23% increase in revenue from HCO fees.  The increased employee enrollment, was primarily attributable to adding new customers and increased enrollment from existing customers.  Although HCO enrollment and revenues increased by 41% and 23%, respectively,  the lower revenue growth percentage was caused primarily by charging differing fee terms, unbundling of services and price competition.

MPN Fees

MPN fee revenue for the three months ended June 30, 2011 was $147,362 compared to $156,138 for the three months ended June 30, 2010.  Although we realized a 28% increase in MPN enrollment when compared the same period 2010, MPN revenues decreased 6%, because of differing fee terms, unbundling of services, price competition and similar factors during the three months ended June 30, 2011.

Other Fees

Other fees consist of revenues derived from MBR, nurse case management (“NCM”), UR and network claims repricing services provided by Medex and MMC.  Other fee revenues for the three months ended June 30, 2011 and 2010 were $279,101 and $38,089, respectively.

During the three months ended June 30, 2011, MBR fees increased 829% to $100,547 from $10,827, in the same period a year earlier.  MBR service revenues grew largely as a result of increased marketing efforts by Arissa and MMC signing up several major customers

During the three months ended June 30, 2011 and 2010, NCM service revenue was $87,260 and $8,200, respectively. This increase of $79,060 was primarily the result of signing a major customer in September 2010.   We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer NCM services to our customers on an optional basis and we charge an additional fee for NCM services.

Our UR fee revenues during the three months ended June 30, 2011 increased to $75,875, from $3,065 for the same period a year earlier.  UR service revenues grew largely as a result of increased marketing efforts by Arissa and MMC signing up several major customers in September of 2010.

 Our network claims repricing fees are generated from certain customers’ split cost savings from their Preferred Provider Organization network (“PPO”).  During the three months period ended June 30, 2011 and 2010, other revenues were $15,420 and $15,997, respectively.

Expenses

Total expenses for the three months ended June 30, 2011 and 2010 were $545,957 and $415,320 respectively.  The increase of $130,637 was the result of increases in consulting fees, salaries & wages, professional fees, insurance, outsource service fees and miscellaneous general and administration expense offset by decreases in depreciation and data maintenance expense.

Consulting Fees

During the three months ended June 30, 2011, consulting fees increased to $105,882 from $74,205 during the three months ended June 30, 2010.  This increase of $31,677 in consulting fees was due mainly to an increase in fees paid to Medex’s legal consultant, the addition of a UR consultant during third quarter of 2010, the addition of a nurse case manager and hiring three temporary administrative consultants during the second quarter of 2011.  In the event we see further increases in the level of services requested from our customers, especially for nurse case management services we would engage additional nurse case managers, which could result in higher consulting fees.

Salaries and Wages

Salaries and wages increased $70,789 or 48% to $219,974 from $149,185 during the three months ended June 30, 2011 compared with the three months ended June 30, 2010.  The increase in salaries and wages was primarily due to the hiring of a manager of bill review in June 2010, a nurse case manager in September 2010 and salary increases given to the Company’s CEO and CFO in March 2011.

Professional Fees

For the three months ended June 30, 2011 we incurred professional fees of $50,770 compared to $44,545 during the three months ended June 30, 2010.  This 14% increase in professional fees was primarily the result of increased accounting fees and professional fees paid for NCM services.

Insurance

During the three months ended June 30, 2011 we incurred insurance expenses of $38,212 a $17,812 increase over the prior year three month period.  The increase in insurance expense realized during the three months ended June 30, 2011 was the result of an adjustment transferring previously expensed insurance premiums in the first quarter of 2010 to prepaid insurance.  We do not expect insurance expenses to increase materially in 2011.

Outsource Service Fees

Outsource service fees consist of costs incurred by MMC in outsourcing its MBR services and certain UR services.  MMC does not, at this time, have enough volume to justify creating its own in-house MBR or UR staff.  We utilize outside vendors to provide specific services for our clients, charging additional fees over and above those paid to said vendors for administration and coordination of the MBR and UR services provided to our clients. We commenced outsourcing these services during June 2010 and incurred $30,965 and $1,024 in outsource service fees during the three months period ended June 30, 2011 and 2010, respectively

Data Maintenance

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

During the three months ended June 30, 2011 we experienced a 49% and a 28% increase in HCO and MPN enrollees, respectively, when compared the same period a year earlier, resulting in an overall enrollment increase of 30%.  Data maintenance fees decreased 76% from $38,050 to $9,249 during the three months ended June 30, 2011 when compared to the same period in 2010.  The decrease in data maintenance fees is primarily attributable to lower data maintenance costs associated with the renewal of MPN enrollees and lower prices negotiated with third party service providers.

General and Administrative

General and administrative expenses increased 7% to $87,223 during the three months ended June 30, 2011.  The increase in general and administrative expense of $5,843 was primarily attributable to increases in dues and subscriptions and travel and entertainment expense partially offset by decreases in internet expense, parking expense, rent expense and miscellaneous general administrative expenses. We expect current levels of general and administrative expenses to increase during the remainder of this fiscal year, provided we continue to add new customers at our current rate.

Net Income

During the three months ended June 30, 2011 total revenues of $613,677 were higher by $267,277 when compared to the same period in 2010.   This increase in total revenues was partially offset by $130,637 increase in total expenses resulting in income from operations of $67,720 compared to a loss from operations of $68,920 during three months ended June 30, 2010.  Because we realized income from operations during the three months ended June 30, 2011 we recognized an income tax provision of $22,283.  By comparison, because we realized a loss from operations during the three months ended June 30, 2010, we recognized an income tax benefit of $35,875.  As a result, we realized net income of $45,378 for the three months ended June 30, 2011 compared to a net loss of $33,007, during the three months ended June 30, 2010.  We expect moderate increases in revenues to continue in the third quarter of 2011, when compared to the second quarter of 2011, to be generated primarily from new services offered by the Company to existing and new customers in the areas of MBR and UR fee revenues.

Comparison of the six months ended June 30, 2011 and 2010

Revenue

The total number of employee enrollees increased 30% during six months ended June 30, 2011 compared to June 30, 2010.   Total revenues increased 68% to $1,163,503.

HCO Fees

During the six months ended June 30, 2011 and 2010 HCO fee revenues were $360,469 and $292,524 respectively.  As noted above, while HCO enrollment increased 41% during the six months ended June 30, 2011, we realized only a 23% increase in revenue from HCO fees when compared to the same period last year.  The percentage increase in enrollment outpaced the percentage increase in revenue as a result of the lower fee schedule for our new customers compared to the same period last year.

MPN Fees

MPN Fee revenues for the six months ended June 30, 2011 were $284,670 compared to $302,471 for the six months ended June 30, 2010.  Although we had an increase in MPN enrollment of 28% during the six months ended June 30, 2011, as noted above, factors such as differing fee terms, unbundling of services, price competition and other similar factors as compared to 2010, resulted in a 6% decrease in MPN revenues compared to the same period in 2010.

Other Fees

As mentioned earlier other fees consist of revenues derived from MBR, NCM, UR and network claims repricing services provided by Medex and MMC. Other fee revenues for the six months ended June 30, 2011 and 2010 were $518,364 and $98,963, respectively.

During the six months ended June 30, 2011, MBR fees increased by $184,278 to $195,105 from $10,827, in the same period a year earlier.  MBR service revenues grew largely as a result of increased marketing efforts by Arissa and MMC signing up several major customers in September 2010.

During the six months ended June 30, 2011 and 2010, NCM revenue was $152,411 and $49,543, respectively. This increase of $102,868 was primarily the result of signing a major customer in September 2010.

Our UR fee revenues during the six months ended June 30, 2011 increased to $136,365 from $5,590 for the same period a year earlier.  UR service revenues grew largely as a result of increased marketing efforts by Arissa and MMC signing up several major customers in September of 2010.

Our network claims repricing fees are generated from certain customers’ split cost savings generated from their PPO.  During the six months period ended June 30, 2011 and 2010, net work claims repricing fees were $34,484 and $33,003, respectively.

Expenses

Total expenses for the six months ended June 30, 2011 and 2010 were $1,058,028 and $821,551, respectively.  The increase of $236,477 was primarily the result of increases in consulting fees, salaries & wages, professional fees, insurance, outsource service fees and miscellaneous general and administration expenses offset by decreases in depreciation and data maintenance expenses.

Consulting Fees

During the six months ended June 30, 2011, consulting fees increased to $185,227 from $135,436 during the six months ended June 30, 2010.  This increase in consulting fees of $49,791 in consulting fees was due mainly to an increase in fees paid to Medex’s legal consultant, the addition of a UR consultant during third quarter of 2010, the addition of a nurse case manager and hiring three temporary administrative consultants during the first and second quarters of 2011.

Salaries and Wages

Salaries and wages increased $106,037 or 33% to $428,636 from $322,599 during the six months ended June 30, 2011 compared with the six months ended June 30, 2010.  The increase in salaries and wages was primarily due to the hiring of a manager of bill review in June 2010, a nurse case manager in September 2010 and salary increases given to the Company’s CEO and CFO in March 2011.

Professional Fees

For the six months ended June 30, 2011, we incurred professional fees of $96,952 compared to $82,595 during the six months ended June 30, 2010.  This 17% increase in professional fees was primarily the result of increased accounting fees and professional fees paid for nurse case management services.

Insurance

During the six months ended June 30, 2011, we incurred insurance expenses of $67,181 an increase of $15,072 over the same six-month period of 2010. The increase in insurance expense realized during the six months ended June 30, 2011 was the result of an adjustment transferring previously expensed insurance premiums in the first quarter of 2010 to prepaid insurance.  We do not expect insurance expense to increase materially in 2011.

Outsource Service Fees

As discussed above, outsource service fees consist of costs incurred by MMC in outsourcing its MBR services and certain UR services.  We commenced outsourcing these services during June 2010 and incurred $63,626 and $1,024 in outsource service fees during the six months period ended June 30, 2011 and 2010, respectively

Data Maintenance

During six months ended June 30, 2011 we experienced a 41% increase in HCO enrollment and a 28% increase in MPN enrollment, resulting in an overall enrollment increase of 29%.  Despite the increase in overall employee enrollment, data maintenance fees decreased 70% to $17,093 during the six months ended June 30, 2011.  The decrease in data maintenance fees is primarily attributable to lower data maintenance costs associated with the renewal of MPN enrollees and lower prices negotiated with third party service providers.

General and Administrative

General and administrative expenses increased 22% to $193,525 during the six months ended June 30, 2011.  The increase in general and administrative expense of $35,470 was primarily attributable to increases in dues and subscriptions and travel and entertainment expense partially offset by decreases in internet expense, parking expense, rent expense and miscellaneous general administrative expenses. Provided we continue to add new customers at our current rate, we expect current levels of general and administrative expenses to increase during the remainder of this fiscal year.

Net Income

During the six months ended June 30, 2011 total revenues of $1,163,503 were higher by $469,545 when compared to the same period in 2010.  This increase in total revenues was partially offset by $236,477 increase in total expenses resulting in income from operations of $105,475 compared to an loss from operations of $127,593 during six months ended June 30, 2010.  Because we realized net income in the 2011 period, we recognized a provision for income tax of $31,511 during the six months ended June 30, 2011 compared to an income tax benefit of $35,250 during the six months ended June 30, 2010.  Correspondingly, we realized net income of $72,287 for the six months ended June 30, 2011 compared to a net loss of $92,124, during the six months ended June 30, 2010.  We expect moderate increases in revenues to continue in the third quarter of 2011, when compared to the second quarter of 2011, to be generated primarily from new services offered by the Company to our existing and new customers in the areas of  MBR and UR fee revenue.

Liquidity and Capital Resources

As of June 30, 2011 we had cash on hand of $383,303 compared to $349,552 at December 31, 2010.  The $33,751 increase in cash on hand is primarily the result of increases in revenue from operations, decreases in income tax receivable and prepaid expenses and increases in accounts payable, income tax payable revenue, and deferred rent expense, partially offset by purchases of furniture and equipment.  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.  We do not anticipate the need to find other sources of capital at this time.

Currently we do not have any planned significant capital expenditures during the next twelve months that we anticipate will require us to seek outside sources of funding.  From time to time, however, we do investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through debt and/or equity financing.  We do not currently possess a financial institution source of financing.  Given current credit conditions, there is no assurance that we could be successful in obtaining additional debt financing on favorable terms, or at all.  Similarly, given current market and economic conditions there is no guarantee that we could negotiate appropriate equity financing.

Cash Flow

During the six months ended June 30, 2011 cash was primarily used to fund operations. We had a net increase in cash of $33,751 during the six months ended June 30, 2011 as compared a decrease in cash of $184,572 at June 30, 2010.  See below for additional discussion and analysis of cash flow.

	For the six months ended June 30,
	2011 (unaudited)	2010 (unaudited)

Net cash provided by (used in) operating activities	$84,984	$(181,755)
Net cash used in investing activities	(48,213)	(25,543)
Net cash provided by financing activities	(3,020)	22,726

Net Change in Cash	$33,751	$(184,572)

During the six months ended June 30, 2011, net cash provided by operating activities was $84,984 compared to net cash used by operating activities of $181,755 during the six months ended June 30, 2010.  As discussed herein we realized net profit from operations of $105,475 during the six months ended June 30, 2011, compared to a net loss from operations of $127,593 during the six months ended June 30, 2010.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of June 30, 2011:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Equipment Leases(1)	$26,055	$5,043	$21,012	$-	$-
Office Leases(2)	499,895	50,233	209,043	240,619	-
Total	$525,950	$55,276	$230,055	$240,619	$-

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

(2)
On March 1, 2011 we commenced a new office lease agreement that runs to February 29, 2016.  Unlike our previous arrangements, the new office space is sufficient for PHCO and each of our subsidiaries. Following is our annual base rent for the new office space throughout the term of the lease:

Rent Period	Annual Rent Payments
July 1 to Dec. 31, 2011	$50,233
Jan. 1 to Dec. 31, 2012	$102,977
Jan. 1 to Dec. 31, 2013	$106,066
Jan. 1 to Dec. 31, 2014	$109,246
Jan. 1 to Dec. 31, 2015	$112,526
Jan. 1 to Feb. 29, 2016	$18,847
Total	$499,895

Off-Balance Sheet Financing Arrangements

As of June 30, 2011 we had no off-balance sheet financing arrangements.

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

Our subscribers generally pay in advance for their services by check for billings made in advance, revenue is then recognized ratably over the period in which the related services are provided.  Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.  An allowance for uncollectible accounts is established for any customer who is deemed as possibly uncollectible.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, information required to be disclosed by us in the reports that we file or submit under the Exchange Act within the time periods specified in the SEC’s rules and forms and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.  Risk Factors

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 6.   Exhibits

 Exhibits.  The following exhibits are included as part of this Quarterly Report:

Exhibit Number	Title of Document

Exhibit 31.1	Certification of Principal Executive Officer Pursuant toSection 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Dcoument

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	August 12, 2011	/s/ Tom Kubota
Tom Kubota Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2011	/s/ Fred Odaka
Fred Odaka Chief Financial Officer (Principal Financial Officer)