Form 10-Q
period 2011-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2011-11-14
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

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

 As of November 10, 2011, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1. Financial Information
Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS

Current Assets
Cash	$352,195	$349,552
Accounts receivable, net of allowance of $20,000	513,325	239,205
Deferred tax asset	5,182	10,582
Income tax receivable	-	35,100
Commission draw	29,760	24,000
Prepaid income tax	108,800	-
Prepaid expenses	43,909	70,112
Total current assets	1,053,171	728,551

Property and equipment, net
Computer equipment	76,801	60,922
Furniture & fixtures	51,768	28,839
Leased office equipment under capital lease	25,543	25,543
Office equipment	8,761	-
Total property & equipment	162,873	115,304
Less: accumulated depreciation and amortization	(100,390)	(92,009)
Net property & equipment	62,483	23,295

Other assets	8,158	8,158
Total assets	$1,123,812	$760,004

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$60,752	$30,038
Accrued expenses	192,361	100,392
Income tax payable	84,954	100
Current obligation under capital lease	6,478	6,148
Deferred rent expense	18,414	-
Unearned revenue	7,315	12,035
Total current liabilities	370,274	148,713

Long term liabilities
Noncurrent obligation under capital lease	8,761	13,661
Total liabilities	379,035	162,374

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $0.001 par value; 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings (deficit)	120,346	(26,801)
Total stockholders' equity	744,777	597,630
Total liabilities and stockholders’ equity	$1,123,812	$760,004

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended		For nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
HCO fees	$205,362	$136,205	$565,831	$428,729
MPN fees	171,092	149,544	455,761	452,015
Other	487,943	93,402	1,006,308	192,365
Total revenues	864,397	379,151	2,027,900	1,073,109

Expenses:
Depreciation and amortization	3,903	(8,794)	9,691	4,268
Consulting fees	93,946	62,850	279,173	198,286
Salaries & wages	363,206	168,088	791,842	490,687
Professional fees	49,428	47,825	146,380	130,420
Insurance	40,766	24,994	107,947	77,103
Outsource service fees	57,199	4,355	120,825	5,379
Data maintenance	19,370	9,763	36,463	66,434
General & administrative	107,987	78,394	301,512	236,449
Total expenses	735,805	387,475	1,793,833	1,209,026

Income (loss) from operations	128,592	(8,324)	234,067	(135,917)

Other income (expense):
Loss on disposal of assets	-	-	(1,564)	-
Interest income	224	333	760	1,405
Interest (expense)	(285)	(389)	(934)	(1,242)
Total other income (expense)	(61)	(56)	(1,738)	163

Income (loss) before taxes	128,531	(8,380)	232,329	(135,754)

Income tax provision (benefit)	53,671	625	85,182	(34,625)

Net income (loss)	$74,860	$(9,005)	$147,147	$(101,129)

	For three months ended		For nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic and fully diluted earnings per share:
Earnings per share amount	$.09	$(.01)	$.18	$(.13)
Weighted average common shares outstanding	802,424	802,424	802,424	802,424

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$147,147	$(101,129)
Adjustments to reconcile net income to net cash:
Depreciation and amortization	9,691	4,268
Loss on disposition of assets	1,564	-
Changes in operating assets & liabilities
(Increase) in accounts receivable	(274,120)	(17,416)
Decrease in deferred tax asset	5,400	-
(Increase) in prepaid income tax	(108,800)	-
Decrease (increase) in income tax receivable	35,100	(36,500)
(Increase) in commission draw	(5,760)	(12,000)
Decrease (increase) in prepaid expenses	26,203	(10,538)
Increase in accounts payable	30,714	3,001
Increase (decrease) in accrued expenses	91,969	(76,718)
Increase in income tax payable	84,854	1,375
Increase in deferred rent expense	18,414	-
(Decrease) in unearned revenue	(4,720)	(11,553)
Net cash provided by (used in) operating activities	57,656	(257,210)

Cash flows from investing activities:
Purchases of furniture & equipment	(50,443)	-
Purchase of office equipment under capital lease	-	(25,543)
Net cash used by investing activities	(50,443)	(25,543)

Cash flows from financing activities:
Increase in obligation under capital lease	-	25,543
Payment of obligation under capital lease	(4,570)	(4,263)
Net cash provided by (used in) financing activities	(4,570)	21,280
Increase (decrease) in cash	2,643	(261,473)
Cash at beginning of period	349,552	604,022
Cash at end of period	$352,195	$342,549
Supplemental Cash Flow Information
Cash paid (refunded) for:
Interest	$649	$1,118
Taxes (refunded)	$(38,718)	$-
Taxes paid	$107,346	$500

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2011

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the nine-months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

NOTE 2 – SUBEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Item 2.   Management’s Discussion and Analysis of Financial Statements and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate” “projected” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

Forward-looking statements are predictions and not guarantees of future performance or events.  The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt change.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements. We undertake no obligation to amend this report or revise publicly these forward looking-statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Exchange Act) to reflect subsequent events or circumstances.

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

Overview

Through our subsidiary Medex, we engage in the business of managing and administering Health Care Organizations (“HCOs”) and Medical Provider Network (“MPNs”) in the state of California. For many years, workers’ compensation costs in California have been high. Under the traditional model of workers’ compensation insurance coverage, the employer controls the selection of the medical provider for the first 30 days after the injury is reported.  Thereafter the employee chooses the treating physician and the employer has no further control over the treatment of the patient. Since 1993, the legislature in California has enacted various laws designed to introduce alternatives to the traditional model of worker’s compensation aimed at controlling costs by giving employers greater control over the medical treatment of injured workers for a longer period of time.

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

Under the HCO guidelines, all HCOs are required to pay certain annual fees to the California Division of Workers’ Compensation (“DWC”).  This annual fee is based on the number of employees enrolled in the HCO.

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

By virtue of our continued certification as an HCO, we were statutorily deemed to be qualified as an approved MPN.  As a licensed HCO and MPN, we are able to offer our clients an HCO program, an MPN program and a combination of the HCO and MPN programs.  Under this combination model, an employer can enroll its employees in the HCO program then, prior to the expiration of the 90 or 180 day treatment period under the HCO program, the employer can enroll the employee into the MPN program.  This allows employers to take advantage of both programs.  To our knowledge, we are currently the only entity that offers both programs together.

Our wholly-owned subsidiary MMC oversees and manages our utilization review (“UR”) and medical bill review (“MBR”) business previously managed by Medex.

Results of Operations

Comparison of the three months ended September 30, 2011 and 2010

Revenue

The total number of employee enrollees increased 37% during three months ended September 30, 2011 compared to September 30, 2010.  Total revenues increased 128% to $864,397.  As of September 30, 2011, we had approximately 348,000 total enrollees.  Enrollment consisted of approximately 55,000 HCO enrollees and 293,000 MPN enrollees.  By comparison as of September 30, 2010 we had approximately 254,000 enrollees, including approximately 37,000 HCO enrollees and approximately 217,000 MPN enrollees.

The net increase in HCO and MPN enrollees of approximately 18,000 and 76,000, respectively, was mainly the result of adding three HCO and three MPN customers during the three months ended September 30, 2011.  Although the continuing economic slowdown impacted us in 2010, there are signs that our revenues during 2011 will increase moderately.

During the quarter ended September 30, 2011, we were also able to increase our MBR and UR services revenues by adding one MBR and one UR customer, respectively.

In the current economic environment, we anticipate businesses will continue to seek ways to reduce their workers’ compensation program costs.   As a result, we expect to continue to experience client turnover, in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of the services we currently provide to them.  We also anticipate our market could shrink further as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.  As a result, the industry continues to undergo restructuring in the type and pricing of services being provided.

HCO Fees

During the three months ended September 30, 2011 and 2010, HCO fee revenues were $205,362 and $136,205 respectively.  A 49% increase in HCO enrollment during the three months ended September 30, 2011, resulted in a 51% increase in revenue from HCO fees.  Increased employee enrollment, was primarily attributable to adding three new customers and increased enrollment from existing customers.  Although HCO enrollment and revenues increased by 33% and 51%, respectively, the increase in revenue growth percentage was caused primarily by increased revenues generated from existing customers.

MPN Fees

During the third fiscal quarter we realized a 35% increase in MPN enrollment compared to the same period 2010.  MPN fee revenue for the three months ended September 30, 2011 was $171,092 compared to $149,544 for the three months ended September 30, 2010.  Although MPN enrollment increased 35%, MPN revenues increased by only 14% because of differing fee terms, unbundling of services, price competition and similar factors during the three months ended September 30, 2011.

Other Revenue

Other fees consist of revenues derived from MBR, nurse case management (“NCM”), UR and network claims repricing services provided by Medex and MMC.  Other fee revenues for the three months ended Sepember 30, 2011 and 2010 were $487,943 and $93,402, respectively.

During the three months ended September 30, 2011, MBR fees increased 647% to $212,108 from $28,415, in the same period a year earlier.  MBR service revenues grew largely as a result of increased marketing efforts in signing up several major customers

During the three months ended September 30, 2011 and 2010, NCM service revenue was $106,977 and $23,904, respectively. This increase of $83,073 was primarily the result of signing a major customer in September 2010.   We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer NCM services to our customers on an optional basis and we charge an additional fee for NCM services.

Our UR fee revenues during the three months ended September 30, 2011 increased to $148,190, from $21,225 for the same period a year earlier.  UR service revenues grew largely as a result of increased marketing efforts in signing up several major customers in September of 2010.

 Our network claims repricing fees are generated from certain customers’ split cost savings from their Preferred Provider Organization network (“PPO”).  During the three months period ended September 30, 2011 and 2010, other revenues were $20,668 and $19,858, respectively.

Expenses

Total expenses for the three months ended September 30, 2011 and 2010 were $735,805 and $387,475, respectively.  The increase of $348,330 was the result of increases in salaries and wages, consulting fees, insurance expense, professional fees, outsource service fees, data maintenance expense, depreciation and general and administration.

Consulting Fees

During the three months ended September 30, 2011, consulting fees increased to $93,946 from $62,850 during the three months ended September 30, 2010.  This increase of $31,096 in consulting fees was due mainly to an increase in fees paid to Medex’s legal consultant, the addition of a UR consultant during third quarter of 2010, the addition of a nurse case manager and hiring three temporary administrative consultants during the second quarter of 2011.  In the event we see further increases in the level of services requested from our customers, especially for nurse case management services we will engage additional nurse case managers, which could result in higher consulting fees.

Salaries and Wages

Salaries and wages increased $195,118 or 48% to $363,206 from $168,088 during the three months ended September 30, 2011 compared with the three months ended September 30, 2010.  The increase in salaries and wages was primarily due to recording an annual bonus accrual of approximately $86,000 during the current quarter and the hiring of a nurse case manager in September 2010, a UR administrator in March 2011, two supervisors and three administrative support personnel in MMC in July 2011, and salary increases given to the Company’s CEO and CFO in March 2011.

Professional Fees

For the three months ended September 30, 2011 we incurred professional fees of $49,428 compared to $47,825 during the three months ended September 30, 2009.

Insurance

During the three months ended September 30, 2011 we incurred insurance expenses of $40,766 a $15,772 increase over the prior year three months of 2010.  The increase in insurance expense realized during the three months ended September 30, 2011 was primarily the result of increased group health, vision and dental insurance incurred by new employees of MMC.  We do not expect insurance expense to increase materially throughout the remainder of 2011.

Outsource service fees

For the three months ended September 30, 2011 we incurred outsource service fee expense totaling $57,199 compared to $4,355 in the same period a year earlier. During the second quarter of 2010 we commenced outsourcing our medical bill review and certain utilization review services to independent third parties and we incur a per-review fee for each medical bill submitted for review and a monthly fee for certain utilization reviews conducted by our independent outsource service companies. As a result of increased MBR and UR revenues generated during the three months ended September 30, 2011 when compared to the same period in 2010, outsource service fees increased by $52,844.

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

During the three months ended September 30, 2011 we experienced 49% and 35% increases in HCO and MPN enrollees, respectively, when compared the same period a year earlier, resulting in an overall enrollment increase of 37%.  Data maintenance fees increased 98% from $9,763 to $19,370 during the three months ended September 30, 2011 when compared to the same period in 2010.  The increase in data maintenance fees is primarily attributable to higher data maintenance costs associated with the increased signing of new customers and renewal of MPN enrollees partially offset by lower prices negotiated with third party service providers.

General and Administrative

General and administrative expenses increased 38% to $107,987 during the three months ended September 30, 2011.  The increase in general and administrative expense of $29,593 was primarily attributable to increases in dues and subscription, internet expense, office supplies, postage and delivery, telephone expense, insurance, travel and entertainment and vacation expense partially offset by decreases in equipment and repairs and parking expense. We expect current levels of general and administrative expenses to increase starting the first quarter of 2012 when we expect moderate increases in revenue.

Net Income (Loss)

During the three months ended September 30, 2011 total revenues of $864,397 were higher by $485,246 when compared to the same period in 2010.  This increase in total revenues was partially offset by $348,330 increase in total expenses resulting in income from operations of $128,592 compared to a loss from operations of $8,324 during three months ended September 30, 2010.  Because we realized income from operations during the three months ended September 30, 2011 we recognized an income tax provision of $53,671.  By comparison, because we realized a loss from operations during the three months ended September 30, 2010, we recognized an income tax benefit of $625.  As a result, we realized net income of $74,860 for the three months ended September 30, 2011 compared to a net loss of $9,005, during the three months ended September 30, 2010.  We expect revenues to be constant in the fourth quarter of 2011, when compared to the third quarter of 2011.  We expect moderately higher revenues starting in the first quarter of 2012 to be generated primarily from new services offered by the Company to existing and new customers, primarily in the areas of MBR and UR fee revenues.

Comparison of the nine months ended September 30, 2011 and 2010

Revenue

The total number of employee enrollees increased 37% during nine months ended September 30, 2011 compared to September 30, 2010.  Total revenues increased 89% to $2,027,900.

HCO Fees

During the nine months ended September 30, 2011 and 2010 HCO fee revenues were $565,831 and $428,729 respectively.  As noted above, while HCO enrollment increased 49% during the nine months ended September 30, 2011, we realized a 32% increase in revenue from HCO fees when compared to the same period last year.  The percentage increase in enrollment outpaced the percentage increase in revenue by 17%.

MPN Fees

MPN Fee revenues for the nine months ended September 30, 2011 were $455,761 compared to $452,015 for the nine months ended September 30, 2010.  Although we had an increase in MPN enrollment of 35% during the nine months ended September 30, 2011, as noted above, factors such as differing fee terms, unbundling of services, price competition and other similar factors as compared to 2010, resulted in only a 1% increase in MPN revenues compared to the same period in 2010.

Other Fees

As mentioned earlier other fees consist of revenues derived from MBR, NCM, UR and network claims repricing services provided by Medex and MMC. Other fee revenues for the nine months ended September 30, 2011 and 2010 were $1,006,308 and $192,365 respectively.

During the nine months ended September 30, 2011, MBR fees increased by $367,979 from $39,233, in the same period a year earlier.  MBR service revenues grew largely as a result of increased marketing efforts in signing up several major customers in September 2010 and three new customers during 2011.

During the nine months ended September 30, 2011 and 2010, NCM revenue was $259,388 and $73,447, respectively. This increase of $185,941 was primarily the result of signing a major customer in September 2010.

Our UR fee revenues during the nine months ended September 30, 2011 increased to $284,555 from $26,815 for the same period a year earlier.  UR service revenues grew largely as a result of increased marketing efforts to sign up several major customers in September of 2010 and two new customers in 2011.

Our network claims repricing fees are generated from certain customers’ split cost savings generated from their PPO.  During the nine months period ended September 30, 2011 and 2010, net work claims repricing fees were $55,152, and $52,870, respectively.

Expenses

Total expenses for the nine months ended September 30, 2011 and 2010 were $1,793,833 and $1,209,026, respectively.  The increase of $584,807 was primarily the result of increases in consulting fees, salaries & wages, professional fees, insurance, outsource service fees and miscellaneous general and administration expenses offset by decreases in data maintenance expenses.

Consulting Fees

During the nine months ended September 30, 2011, consulting fees increased to $279,173 from $198,286 during the nine months ended September 30, 2010.  This increase in consulting fees of $80,887 was due mainly to an increase in fees paid to Medex’s legal consultant, the addition of a UR consultant during third quarter of 2010, the addition of a nurse case manager and hiring three temporary administrative consultants during the first and second quarters of 2011.

Salaries and Wages

Salaries and wages increased $301,155 or 61% to $791,842 from $490,687 during the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.  The increase in salaries and wages was primarily due to the company recording an annual bonus accrual of approximately $86,000 during the quarter ended September 30, 2011 and the hiring of a nurse case manager in September 2010, a UR administrator in March 2011, two supervisors and three administrative support personnel in MMC in July 2011, and salary increases given to our CEO and CFO in March 2011.

Professional Fees

For the nine months ended September 30, 2011, we incurred professional fees of $146,380 compared to $130,420 during the nine months ended September 30, 2010.  This 12% increase in professional fees was primarily the result of increased accounting fees and professional fees paid for nurse case management services.

Insurance

During the nine months ended September 30, 2011, we incurred insurance expenses of $107,947 an increase of $30,844 over the same nine month period of 2010. The increase in insurance expense was the result of increased group health, vision and dental insurance incurred by new employees in MMC. We do not expect insurance expense to increase materially in the remaining months in 2011.

Outsource Service Fees

As discussed above, outsource service fees consist of costs incurred by MMC in outsourcing its MBR services and certain UR services.  We commenced outsourcing these services during June 2010 and incurred $120,825 and $5,379 in outsource service fees during the nine months period ended September 30, 2011 and 2010, respectively

Data Maintenance

During nine months ended September 30, 2011 we experienced a 33% increase in HCO enrollment and a 26% increase in MPN enrollment, resulting in an overall enrollment increase of 27%.  Despite the increase in overall employee enrollment, data maintenance fees decreased 45% to $36,463 during the nine months ended September 30, 2011.  The decrease in data maintenance fees is primarily attributable to lower data maintenance costs associated with the renewal of MPN enrollees and lower prices negotiated with third party service providers.

General and Administrative

General and administrative expenses increased 28% to $301,512 during the nine months ended September 30, 2011.  The increase in general and administrative expense of $65,063 was primarily attributable to increases in dues and subscriptions, employment agency fees, internet expense, license and permits expense, moving expenses, office supplies, travel and entertainment expense partially offset by decreases in parking expense, rent expense and miscellaneous general administrative expenses.  We expect current levels of general and administrative expenses to increase starting the first quarter of 2012.

Net Income

During the nine months ended September 30, 2011 we recorded total revenues of $2,027,900 were higher by $954,791 when compared to the same period in 2010.  This increase in total revenues was partially offset by $584,807 increase in total expenses resulting in income from operations of $234,067 compared to a loss from operations of $135,917 during nine months ended September 30, 2010.  Because we realized net income in the 2011 period, we recognized a provision for income tax of $85,182 during the nine months ended September 30, 2011 compared to an income tax benefit of $34,625 during the nine months ended September 30, 2010.  Correspondingly, we realized net income of $147,147 for the nine months ended September 30, 2011 compared to a net loss of $101,129, during the nine months ended September 30, 2010. We expect revenues to moderately increase starting the first quarter of 2012 to be generated primarily from new services offered by the Company to existing and new customers, primarily in the areas of MBR and UR fee revenues.

Liquidity and Capital Resources

           As of September 30, 2011 we had cash on hand of $352,195 compared to $349,552 at December 31, 2010.  The $2,643 increase in cash on hand is the result primarily to increases in revenue from operations, accounts payable, accrued expenses, income tax payable and deferred rent expense and decreases in deferred tax asset, income tax receivable and prepaid expenses.  These changes were partially offset by increases in accounts receivable, prepaid income tax, commission draw and unearned revenues. Barring a significant downturn in the economy, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months and we do not anticipate the need to find other sources of capital at this time.

We currently have planned certain capital expenditures during the next twelve months to accommodate our growth, however we do not anticipate this will require us to seek outside sources of funding.  We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through equity and/or debt financing.  We do not currently possess a financial institution source of financing.  Given current credit market conditions, there is no assurance that we could be successful in obtaining debt financing on favorable terms, or at all.  Similarly, given current market and economic conditions there is no guarantee that we could negotiate appropriate equity financing.

Cash Flow

During the nine months ended September 30, 2011 cash was primarily used to fund operations. We had a net increase in cash of $2,643 during the nine months ended September 30, 2011 as compared a decrease in cash of $261,473 at September 30, 2010.  See below for additional discussion and analysis of cash flow.

	For the nine months ended September 30,
	2011 (unaudited)	2010 (unaudited)

Net cash provided (used) in operating activities	$57,656	$(257,210)
Net cash used in investing activities	(50,443)	(25,543)
Net cash provided by (used in) financing activities	(4,570)	21,280

Net Change in Cash	$2,643	$(261,473)

During the nine months ended September 30, 2011, net cash provided by operating activities was $57,656 compared to net cash used by operating activities of $257,210 during the nine months ended September 30, 2010.  As discussed herein we realized a net income of $147,147 during the nine months ended September 30, 2011, compared to a net loss of $101,129 during the nine months ended September 30, 2010.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of September 30, 2011:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Equipment leases(1)	$23,533	$2,522	$21,012	$-	$-
Office leases(2)	474,779	25,116	209,043	240,619	-
Total	$498,312	$27,638	$230,055	$240,619	$-

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

(2)
On March 1, 2011 we commenced a new office lease agreement that runs to February 29, 2016.  Unlike our previous arrangements, the new office space is sufficient for PHCO and each of our subsidiaries. Following is our annual base rent for the new office space throughout the term of the lease:

Rent Period	Annual Rent Payments
Oct. 1 to Dec. 31, 2011	$25,117
Jan. 1 to Dec. 31, 2012	$102,977
Jan. 1 to Dec. 31, 2013	$106,066
Jan. 1 to Dec. 31, 2014	$109,246
Jan. 1 to Dec. 31, 2015	$112,526
Jan. 1 to Feb. 29, 2016	$18,847
Total	$474,779

Off-Balance Sheet Financing Arrangements

As of September 30, 2011 we had no off-balance sheet financing arrangements.

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

Our subscribers generally pay in advance for their services by check for billings made in advance, revenue is then recognized ratably over the period in which the related services are provided.  Advance payments from subscribers and billings made in advance are recorded on the balance sheet as unearned revenue.  An allowance for uncollectible accounts is established for any customer who is deemed as possibly uncollectible.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 6.   Exhibits

 Exhibits.  The following exhibits are included as part of this Quarterly Report:

Exhibit Number	Title of Document

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Dcoument

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	November 14, 2011	/s/ Tom Kubota
Tom Kubota Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2011	/s/ Fred Odaka
Fred Odaka Chief Financial Officer (Principal Financial Officer)