Form 10-K
period 2011-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2012-03-30
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.                Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).         Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the ExchangeAct.           Yes ☐       No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2011 was approximately $144,849.

As of March 12, 2012 the issuer had 802,424 shares of its $.001 par value common stock outstanding.

Documents incorporated by reference:   None

PACIFIC HEALTH CARE ORGANIZATION, INC.

Throughout this annual report on Form 10-K, unless the context indicates otherwise, the terms, “we,” “us,” “our” or “the Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”) and Industrial Resolutions Coalition, Inc. (“IRC”), Arissa Managed Care, Inc. (“Arissa”), Medex Managed Care, Inc. (“MMC”), Medex Legal Support, Inc., (“MLS”) and Medex Medical Management, Inc. (“MMM”).

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this annual report on Form 10-K that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to statements about future demand for the products and services we offer, changes in the composition of the products and services we offer, future revenues, expenses, results of operations, liquidity and capital resources or cash flows, or our actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

Forward-looking statements are predictions and not guarantees of future performance or events.  Forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon.  We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise (other than pursuant to reporting obligations imposed on registrants pursuant to the Securities Exchange Act of 1934) to reflect subsequent events or circumstances.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this annual report on Form 10-K and in our other filings with the Securities and Exchange Commission.

PART I

ITEM 1.  BUSINESS

Company History

Pacific Health Care Organization, Inc. was incorporated under the laws of the state of Utah on April 17, 1970 under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc. on January 31, 2001.  On February 26, 2001, we acquired Medex Healthcare, Inc. a California corporation organized March 4, 1994, in a share for share exchange.  Medex is a wholly-owned subsidiary of the Company.  Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Medical Provider Networks (”MPNs”) in the state of California.  On August 14, 2001, we formed the corporation now known as Industrial Resolutions Coalition, Inc. as a wholly-owned subsidiary of PHCO.  IRC participates in the business of creating legal agreements for the implementation and administration of Workers’ Compensation Carve-Outs for California employers with collective bargaining units. On June 30, 2010 we acquired Arissa Managed Care, Inc. a Nevada corporation organized September 1, 2009 by purchasing all of its outstanding common stock.  On February 2, 2012 Arissa changed its name to Medex Legal Support, Inc.  MLS plans to offer lien representation services to clients.  On March 16, 2011 we incorporated Medex Managed Care, Inc. in the state of Nevada, as a wholly owned subsidiary of the Company.  In April 2011, MMC took over the responsibilities of overseeing and managing the utilization review and managed bill review business previously managed by our subsidiary, Medex.  On February 13, 2012 we incorporated Medex Medical Management, Inc. in the state of Nevada, as a wholly owned subsidiary of the Company.  MMM will be responsible for overseeing and managing nurse case management services previously managed by our subsidiary Medex.

Business of the Company

Through our wholly-owned subsidiaries we provide a range of workers’ compensation solutions to employers in California.  These services include managing and administering Health Care Organizations and Medical Provider Networks, implementing and administering Workers’ Compensation Carve-Outs, utilization review, medical bill review and nurse case management.  We are also preparing to offer lien representation services.

Medex Healthcare, Inc.

Through our two HCO licenses, we offer injured workers a choice of enrolling in an HCO with a network managed by primary care providers requiring a referral to specialists or a second HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

The two HCO certifications obtained by Medex cover the entire state of California.   Medical and indemnity costs associated with workers’ compensation in the state California are billions of dollars annually.  Our two HCO certified programs have contracted with over 3,900 individual providers and clinics, as well as hospitals, pharmacies, rehabilitation centers and other ancillary services making our HCOs capable of providing comprehensive medical services throughout this region.  We are continually developing these networks based upon the nominations of new clients and the approvals of their claims’ administrators.  Provider credentialing is performed by Medex.

As discussed above, under the HCO guidelines, all HCOs are required to pay certain fees.  These requirements increase the administrative costs of an HCO, although, as a result of the restructuring of the HCO enrollment fee, such differences are no longer substantial.

Due to multiple HCO requirements, many clients opt to use the less complicated MPN even though the client has less control over the employee’s claim.  The HCO program gives the client, in most cases, 180 days of medical control in a provider network within which the client has the ability to direct the claim. The injured worker may change physicians once, but may not leave the network.  Whereas the MPN program seems to allow medical control for the life of the claim, but contains provisions that allow the employer client’s control of only the initial treatment before the employee can treat with anyone in the network.  In addition, the MPN statute and regulations allow the injured worker to dispute treatment decisions, leading to second and third opinions, and then a review by an Independent Medical Reviewer, whose decision can end up with the employer client losing medical control.  A significant number of employer clients have availed themselves of the MPN.  Others utilize the provisions of the HCO plus MPN program.

Unlike HCOs, MPNs are not assessed annual fees and no annual enrollment notice delivery requirements.  MPN’s are only required to provide an enrollment notice at the time the employee first joins the MPN and a second notice must be delivered to the employee at the time he suffers a workplace injury.  As a result, there are fewer administrative costs associated with administering an MPN program, which allows MPNs to market their services at a lower cost fees than HCOs.

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

Industry Background

In July 1993 the California legislature passed Assembly Bill 110 (“AB 110” or the “bill”) and deregulated the premiums paid by employers for workers’ compensation insurance.  These two events have given rise to our business.

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

In addition, the law requires that employers who use HCOs give employees a choice of managed care physicians within the HCO for treatment that is designed to increase quality and give employees a fair say in their treatment.

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

By virtue of our continued certification as an HCO, we were statutorily deemed to be qualified as an approved MPN on January 1, 2005.  Because we already had qualified networks in place through our HCO program, we began offering MPN services in January 2005.  As a licensed HCO and MPN, we are able to offer our clients an HCO program, an MPN program, and a hybrid of the HCO and MPN programs.  Under this hybrid model, an employer can enroll its employees in the HCO program, and then prior to the expiration of the 90 or 180 day treatment period under the HCO program, the employer can enroll the employee into the MPN program.  This allows employers to take advantage of both programs.  We believe that we are currently the only entity that offers both programs together in a hybrid program.

In January 2010 revisions were made to the HCO regulations to make HCOs more competitive with MPNs, providing a viable network option for workers’ compensation care. The California Division of Workers’ Compensation (“DWC”) has reported that studies have shown that network care is associated with lower costs for employers and better return to work outcomes for injured workers.

The revised regulations reduced HCO fees and eliminated duplicative HCO reporting requirements.  Prior to the changes, annual HCO enrollment fees were based on a per enrolled fee.  In 2010, the annual assessment structure has revised to provide for a flat fee structure.  This change to a flat fee structure significantly reduced the fees associated with HCO administration.

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

The providers within our networks are paid by the payer, either the workers’ compensation insurance carrier with whom the employer contracts, or a permissibly self-insured employer authorized by the California Department of Industrial Relations (“DIR”) Self Insurance Plan.  Either of these entities may utilize a third party administrator (“TPA”).

Care-related decisions are dictated by the care providers within our networks.  Our network providers are expected to treat within the provisions of state-approved evidence-based guidelines.  Requests for authorization for services and/or procedures may be subject to utilization review pursuant to the guidelines and procedures found in the California Labor Code.

HCO/MPN Certification Process

All applications for HCO license certification are processed by the DIR.  All applications for MPN license certification are processed by the DWC.  The application process is time consuming and requires descriptions of applicant’s organization and planned methods of operation.

The applicant for HCO certification or MPN approval must develop a contracted network of providers for all of the necessary medical services that injured workers may need.  An HCO network must be developed to the satisfaction of the DIR, and an MPN network must meet the satisfaction of the DWC.  Given the wide range of medical providers needed over a large geographical area, this is a significant undertaking.  The network of providers must be under direct contract with the HCO applicant and be willing to provide the various services in their specialty.  All contracts must be approved by the DIR or DWC, as applicable, so as to assure the best of care will be provided to the injured worker.

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

Finally, an HCO or MPN applicant must demonstrate to the satisfaction of the DIR or the DWR, as applicable, that it has the resources necessary to manage and administer a large network of providers.  To establish the HCO applicant’s ability to administer a network, it requires the applicant to furnish the details of its operating system to the DIR or DWC in writing.

Medex received its first HCO license on March 15, 1997, for its network of primary care providers.  Medex later received a second HCO license on October 10, 2000, for its network of primary and specialized care providers.

We are required to renew our HCO certifications every three years.  Both certification are current through mid 2012.  Although time consuming, the renewal process is relatively straight forward.  Given that we have historically always been successful in renewing our licenses, barring a change in policy or practice, we do not anticipate problems in renewing our licenses when they come up for renewal.

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

Industrial Resolutions Coalition, Inc.

In 2001, we incorporated Workers Compensation Assistance, Inc., (now known as Industrial Resolutions Coalition, Inc.), as a wholly-owned subsidiary with the intent of pursuing other opportunities in the workers’ compensation field.  Toward the end of 2007, we identified a business opportunity within the workers’ compensation field that we have begun to pursue.  Through IRC, we seek to create legal agreements for the implementation of Workers’ Compensation Carve-Outs for California employers with collective bargaining units, and the administration of such programs within the statutory and regulatory requirements.

The California legislature permits employers and employees to engage in collective bargaining over alternative systems to resolve disputes in the workers’ compensation context.   These systems are called carve-outs because the employers and employees covered by such collective bargaining agreements are carved out from the state workers’ compensation system.  The goals of a carve-out include:

•	improving safety programs and having fewer injury and illness claims;
•	increasing access to quality medical providers and medical evaluators;
•	lowering costs of medical care;
•	reducing disputes;
•	improving collaboration between unions and employers;
•	increasing satisfaction of all parties; and
•	providing the opportunity for continuous improvement by renegotiating the terms of the carve-out on an as-needed basis.

Unions and employers are allowed to agree on the following through collective bargaining:

•	an alternative dispute resolution process in place of most hearings before a workers’ compensation judge;
•	a mutually agreed upon list of medical providers and medical evaluators; and
•	a mutually agreed upon list of vocational rehabilitation providers.

California law mandates a number of requirements including:

•	that the carve-out process does not diminish compensation to injured workers; and
•
that the alternative dispute resolution process retain the right to appeal to the reconsideration unit of the Workers’ Compensation Appeals Board (“WCAB”) and, ultimately, to the state courts of appeal.

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

IRC will contractually establish an alternative dispute resolution process that is negotiated by labor and management for individual unions and joint-trust committees with whom it has negotiated agreements.  IRC will perform, administer or employ ombudsmen, mediators, and arbitrators in the dispute resolution process.  In some cases, IRC will train and administer employers and/or union members acting as ombudsmen and mediators.

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

Medex Managed Care, Inc.

In March 2011 we incorporated Medex Managed Care, Inc., in the state of Nevada, as a wholly owned subsidiary of the Company.  In April 2011 MMC took over the responsibilities of overseeing and managing the utilization review and medical bill review business previously managed by Medex.

Utilization Review

Utilization review includes utilization review or utilization management functions that prospectively, retrospectively, or concurrently review and approve, modify, delay, or deny, based in whole or in part on medical necessity to cure and relieve, treatment recommendations by physicians, prior to, retrospectively, or concurrent with the provision of such medical treatment services pursuant to California Workers’ Compensation law, or other jurisdictional statutes.

We provide UR to self-insured clients, insurance companies and public entities.  UR helps to reduce costs for the payor and determine if the recommended treatment is appropriate.  MMC offers automated review services that can cut the overhead costs of our client and increase payor savings.  Our UR staff is experienced in the workers’ compensation industry and dedicated to provide a high standard of customer service.

Medical Bill Review

Medical bill review (“MBR”) refers to professional analysis of medical provider, services, or equipment billing to ascertain the proper reimbursement.  Such services include, but are not limited to, coding review and rebundling, reasonable and customary review, fee schedule analysis, out-of-network bill review, pharmacy review, PPO management, and repricing.

In connection with our MBR services, we provide bill review (cost containment) services to self-insured employers, insurance companies and the public sector to help reduce medical expenses paid by our customers.  In providing these services we provide network savings on top of State Fee Schedule savings allowing top provider networks to achieve savings.

We offer our clients with quick turnaround, state of the art software and the expertise of our bill review staff.  We are committed to service and believe the reputation of our staff sets us apart from our competition.

Medex Medical Management, Inc.

On February 13, 2012 we incorporated Medex Medical Management, Inc. (“MMM”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMM will be responsible for overseeing and managing nurse case management (“NCM”) services previously managed by our subsidiary Medex.

Nurse Case Management

Nurse case management is a collaborative process that assesses, plans, implements, coordinates, monitors, and evaluates the options and services required to meet an injured worker’s health needs.  Our nurse case managers use communication and available resources to promote quality, cost-effective outcomes with the goal of returning the injured worker to gainful employment and maximum medical improvement as soon as medically appropriate.

Our credentialed registered nurses have expertise in various clinical areas and extensive backgrounds in workers’ compensation.  This combination allows our nurses the opportunity to facilitate the medical treatment while understanding the nuances of workers’ compensation up to and including litigation.  By providing these services, we contribute to effective delivery of medical treatment assuring the injured worker receives quality treatment in a timely and appropriate manner to return the worker to gainful employment.

Medex Legal Support, Inc.

In June 2010 we acquired Arissa Managed Care, Inc., as a wholly-owned subsidiary of the Company to sell services offered by Medex, IRC or any other subsidiary of the Company.  In February 2012 Arissa changed its name to Medex Legal Support, Inc. and plans to offer to its customers all aspects of lien defense from negotiation to lien litigation, including filing petitions for reconsideration.  MLS plans to provide its clients a broad comprehensive lien representation program, while settling liens resulting in high potential savings for its clients.

Significant Customers

During 2011 we had three customers that accounted for more than 10% of our total sales.  The following table sets forth details regarding the percentage of total sales attributable to our significant customers in the past two years:

	Year ended December 31,
Customer:	2011	2010

Customer A	14%	0%
Customer B	12%	22%
Customer C	11%	0%
Customer D	7%	12%

While customers A and C have been customers of Medex for the past several years, the additional UR and MBR revenues generated by MMC during 2011 resulted in these two customers contributing 14% and 11% of our total sales, respectively.

Competition

Although we are one of the first commercial enterprises capable of offering HCO and MPN services, there are new companies that are currently setting up similar services as those we offer.  Many of these competitors may have greater financial, research and marketing experience and resources than we do, and they represent substantial long-term competition.  As of December 2011, in California there were nine certified health care organization licenses issued to six companies, (two of which belong to the Company.)  This translates into five direct HCO competitors.  By contrast, there were 1,770 approved MPNs in the State of California, 58 of which are administered by the Company.

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

Employees

Including the employees of our subsidiaries, we currently employ 21 people on a full-time basis.  We also have a number of consultants.  In addition, all officers work on a full-time basis and directors work on a part-time basis, as needed, with no commitment for full-time employment. Over the next twelve months, we anticipate hiring additional employees only if business revenues increase and our operating requirements warrant such hiring.

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

ITEM 1A.  RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 1201 Dove Street, Suite 300, in Newport Beach, California.  This office serves as the offices of the Company and our subsidiaries.  Our lease runs to February 29, 2016.  In October 2011, we amended our lease agreement to add Suite 375 to our lease, thereby increasing our total office space to 6,740 square feet.  We believe this space will be adequate for our needs for the next twelve months.  For a description of our  annual base rent throughout the term of the lease please see Note 6 “Operating Leases” to our Consolidated Financial Statements included in this annual report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 11 “Litigation” to our Consolidated Financial Statements included in this annual report on Form 10-K and is incorporated by reference into this Item 3 by reference.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTCQB under the symbol “PFHO.PK”.  The following table presents the high and low bid quotations for the fiscal years ended December 31, 2011 and 2010.  The published high and low bid quotations were furnished to us by OTC Markets Group, Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low

Fiscal year ended December 31, 2011

Fourth Quarter	$.87	$.27
Third Quarter	$.56	$.26
Second Quarter	$.53	$.30
First Quarter	$.30	$.01

Fiscal year ended December 31, 2010

Fourth Quarter	$.22	$.22
Third Quarter	$.22	$.214
Second Quarter	$.45	$.10
First Quarter	$.45	$.45

Holders

As of March 12, 2012 we had approximately 307 shareholders holding 802,424 shares of our common stock.  The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing houses.

Dividends

We have not declared a cash dividend on any class of common equity during the past two fiscal years.  Our ability to pay dividends is subject to limitations imposed by Utah law.  Under Utah law, dividends may not be made if, after giving effect to the dividend: a) the company would be unable to pay its debts as they become due in the usual course of business; or b) the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of any holders of preferential rights whose rights are superior to those receiving the dividend.  Our board of directors does not anticipate paying dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations, expansion and development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

See Equity Compensation Plans of Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this annual report on Form 10-K.

Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Recent Sales of Unregistered Securities

No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended December 31, 2011.

During the quarter ended December 31, 2011 we did not sell any securities which were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any of affiliated purchaser, purchased any of our equity securities during the year ended December 31, 2011.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2011 and 2010 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 27 of this annual report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations.  Our actual results may vary from the results anticipated by these statements.  Please see “Information Concerning Forward-Looking Statements” on page 4.

Results of Operations

Comparison of the years ended December 31, 2011 and 2010

Revenue

The total number of employee enrollees increased 29% during 2011 compared to 2010. Total revenues during the same period increased 75% to $2,831,793.  As of December 31, 2011, we had approximately 370,000 total enrollees.  Enrollment consisted of approximately 65,000 HCO enrollees and 305,000 MPN enrollees.  By comparison as of December 31, 2010 we had approximately 286,000 enrollees, including approximately 46,000 HCO enrollees and approximately 240,000 MPN enrollees.

The net increase in HCO and MPN enrollees of approximately 19,000 and 65,000, respectively, was mainly the result of adding three HCO and three MPN major customers during 2011.  Although the economic slowdown impacted us in 2010 and 2011, there are signs that our revenues during 2012 will continue to grow.

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

Total revenues increased 75% during 2011 to $2,831,793. When compared to 2010, revenues for HCO, MPN and other revenues increased by 27%, 4% and 256%, respectively.  The primary reason for the growth in other revenues category was the increased revenues in generated from MBR, and UR revenues resulting from MMC taking over the responsibilities of overseeing and managing the utilization review and medical bill review business previously managed by Medex.

HCO Fees

During the year ended December 31, 2011 and 2010 HCO fee revenues were $770,303 and $607,450 respectively.  As noted above, while HCO enrollment increased 42% during the year ended in 2011, we realized a 27% increase in revenue from HCO fees when compared to the same period last year.  The percentage increase in enrollment outpaced the percentage increase in revenue by 15%, was the result of offering bundled services, including MBR, UR and NCM services to a number of new clients, which resulted in increased enrollment, without increasing HCO fees charged.

MPN Fees

MPN fee revenues for 2011 were $627,341 compared to $605,238 for year ended in 2010.  Although we had an increase in MPN enrollment of 27% during the year ended December 31, 2011, as noted above, factors such as differing fee terms, unbundling of services, price competition and other similar factors as compared to 2010, resulted in only a 4% increase in MPN revenues compared to 2010.

Other Fees

As mentioned earlier other fees consist of revenues derived from MBR, NCM, UR and network claims repricing services provided by Medex and MMC. Other fee revenues for the year ended December 31, 2011 and 2010 were $1,434,149 and $402,971, respectively.

During the year ended December 31, 2011, MBR fees increased by $425,661 from $123,980, in the same period a year earlier.  MBR service revenues grew largely as a result of increased marketing efforts in signing up several major customers in 2010 and three new customers during 2011.

During the year ended December 31, 2011 and 2010, NCM revenue was $370,114 and $134,556, respectively. This increase of $235,558 was primarily the result of signing a major customer in September 2010.

Our UR fee revenues during the year ended December 31, 2011 increased to $425,530 from $70,785 for the same period a year earlier.  UR service revenues grew largely as a result of increased marketing efforts to sign up several major customers in September of 2010 and two new customers in 2011.

Our network claims repricing fees are generated from certain customers’ split cost savings generated from their PPO.  During the year ended December 31, 2011 and 2010, network claims repricing fee revenues generated were $88,864, and $73,651, respectively.

Expenses

Total expenses for the year ended December 31, 2011 and 2010 were $2,509,510 and $1,696,888, respectively.  The increase of $817,894 was primarily the result of increases in consulting fees, salaries & wages, professional fees, insurance, outsource service fees and miscellaneous general and administration expenses offset by decreases in data maintenance expenses.

Consulting Fees

During the year ended December 31, 2011 consulting fees increased to $358,996 from $273,684 during the 2010.  This increase in consulting fees of $85,312 was due mainly to an increase in fees paid to Medex’s legal consultant, the addition of a UR consultant during the third quarter of 2010, the addition of a nurse case manager and the hiring of three temporary administrative consultants during the first and second quarters of 2011.

Salaries and Wages

Salaries and wages increased $440,014 or 64% to $1,132,351 from $692,337 during 2011 compared with 2010.  The increase in salaries and wages was primarily due to the Company paying annual bonuses of $99,250 during the month of December, 2011 and the hiring of a nurse case manager in September 2010, a UR administrator in March 2011, two supervisors and three administrative support personnel in MMC in July 2011, and salary increases given to our CEO and CFO in March 2011.

Professional Fees

For the year ended December 31, 2011 we incurred professional fees of $212,572 compared to $190,519 during 2010.  This 12% increase in professional fees was primarily the result of increased accounting fees and professional fees paid for nurse case management services.

Insurance

During the year 2011 we incurred insurance expenses of $151,227, an increase of $45,732 over the year 2010. The increase in insurance expense was the mostly the result of increased group health, vision and dental insurance incurred by new employees in MMC and including PHCO employees to the Company’s group insurance benefit plan.

Outsource Service Fees

Outsource service fees consist of costs incurred by MMC in outsourcing its MBR services and certain UR services.  We commenced outsourcing these services during June 2010 and incurred $190,917 and $24,302 in outsource service fees during the year ended December 31, 2011 and 2010, respectively

Data Maintenance

During the year ended December 31, 2011 we experienced a 41% increase in HCO enrollment and a 27% increase in MPN enrollment, resulting in an overall enrollment increase of 29%.  Despite the increase in overall employee enrollment, data maintenance fees decreased 24% to $57,445 during the year ended December 31, 2011.  The decrease in data maintenance fees is primarily attributable to lower data maintenance costs associated with the renewal of MPN enrollees and lower prices negotiated with third party service providers.

General and Administrative

General and administrative expenses increased 19% to $392,407 during the year ended December 31, 2011.  The increase in general and administrative expense of $62,872 was primarily attributable to increases in dues and subscriptions, employment agency fees, internet expense, license and permits expense, moving expenses, office supplies, travel and entertainment expense partially offset by decreases in parking expense, rent expense and miscellaneous general administrative expenses.  We expect current levels of general and administrative expenses to increase starting with the first quarter of 2012.

Net Income

During the year ended December 31, 2011 we recorded total revenues of $2,831,793 which were higher by $1,216,134 when compared to 2010.  This increase in total revenues was partially offset by an $812,622 increase in total expenses resulting in income from operations of $322,283 compared to a loss from operations of $81,229 during the year ended 2010.  During the 2011 fiscal year we realized total other expense of $1,549, compared to total other income of $106 during fiscal 2010, primarily as a result of the recognition of a loss on the disposal of an asset in the amount of $1,564.  Because we realized net income before income taxes in the 2011 period, we recognized a provision for income tax of $122,499 during the year ended December 31, 2011 compared to an income tax benefit of $21,190 during 2010.  Correspondingly, we realized net income of $198,235, or $0.25 per share, for year ended December 31, 2011 compared to a net loss of $59,933, or $0.08 per share, during 2010. We expect revenues to moderately increase starting the first quarter of 2012 to be generated primarily from new services offered by the Company to existing and new customers, primarily in the areas of MBR and UR fee revenues.

Liquidity and Capital Resources

           As of December 31, 2011 we had cash on hand of $368,459 compared to $349,552 at December 31, 2010.  The $18,907 increase in cash on hand is the result primarily to increases in revenue from operations, accounts payable, accrued expenses, income tax payable, deferred rent expense, deferred tax liabilities and decreases in deferred tax asset, income tax receivable and prepaid expenses.  These changes were partially offset by increases in accounts receivable, prepaid income tax, commission draw and unearned revenues. Barring a significant downturn in the economy, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months and we do not anticipate the need to find other sources of capital at this time.

We currently have planned certain capital expenditures during the next twelve months to accommodate our growth however we do not anticipate this will require us to seek outside sources of funding.  We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through equity and/or debt financing.  We do not currently possess a financial institution source of financing.  Given current credit market conditions, there is no assurance that we could be successful in obtaining debt financing on favorable terms, or at all.  Similarly, given current market and economic conditions there is no guarantee that we could negotiate appropriate equity financing.

Cash Flow

During the year ended December 31, 2011 cash was primarily used to fund operations.   We had a net increase in cash of $18,907 and a decrease of $254,470 during the years ended December 31, 2011 and 2010, respectively.  See below for additional discussion and analysis of cash flow.

	December 31, 2011	December 31, 2010

Net cash provided by (used in) operating activities	$88,139	$(248,736)
Net cash (used in) investing activities	(63,084)	(25,543)
Net cash provided by (used in) financing activities	(6,148)	19,809
Net increase (decrease) in cash	$18,907	$(254,470)

Net cash provided in operating activities was $88,139 in 2011 and used in 2010 was $248,736.  The change in cash flow from operating activities is primarily the result of increase revenues partially offset by increase in operating expenses.

Net cash used in investing activities was $63,084 in 2011 and $25,543 in 2010.  This increase in cash used in investing activities in 2011 was the result of purchasing furniture and equipment for our new offices.

Net cash used in financing activities was $6,148 in fiscal 2011 and $19,809 in fiscal 2010 principally as a result of our financing a copy machine for $25,543 during 2010.

Summary of Material Contractual Commitments as of December 31, 2011

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Equipment Leases(1)	$21,011	$10,085	$10,926	$-	$-
Office Leases(2)	591,113	133,563	432,800	24,750	-
Total	$612,124	$143,648	$443,726	$24,750	$-

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

(2)
In March 2011 we commenced a new office lease agreement that runs to February 29, 2016.  In October 2011 we amended our office lease agreement to include an additional 1,640 square feet for our subsidiary MMC.  Following is our annual amended base rent for the new office space throughout the term of the lease:

Rent Period	Annual Rent Payments
Jan. 1 to Dec. 31, 2012	$133,563
Jan. 1 to Dec. 31, 2013	$140,343
Jan. 1 to Dec. 31, 2014	$144,508
Jan. 1 to Dec. 31, 2015	$147,949
Jan. 1 to Feb. 29, 2016	$24,750
Total	$591,113

Off-Balance Sheet Financing Arrangements

As of December 31, 2011 we had no off-balance sheet financing arrangements.

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

Basis of Accounting — We used the accrual method of accounting for the period ended December 31, 2011.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Morrill & Associates, LLC
Certified Public Accountants
1448 North 2000 West, Suite 3
Clinton, Utah 84015
801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pacific Health Care Organization, Inc.
Newport Beach, CA

We have audited the accompanying balance sheets of Pacific Health Care Organization, Inc. as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Health Care Organization, Inc. as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years ended December 31, 2011 and 2010 in conformity with generally accepted accounting principles in the United States of America.

/s/ Morrill & Associates

Morrill & Associates
Clinton, Utah 84015
March 28, 2012

Pacific Health Care Organization, Inc.
 Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2011	2010

Current Assets
Cash	$368,459	$349,552
Accounts receivable, net of allowance of $20,000	523,864	239,205
Deferred tax asset	-	10,582
Income tax receivable	3,998	35,100
Commission draw	29,853	24,000
Prepaid expenses	53,947	70,112
Total current assets	980,121	728,551

Property & Equipment, net
Computer equipment	80,963	60,922
Furniture & fixtures	56,471	28,839
Office equipment	12,537	-
Office equipment under capital lease	25,543	25,543
Total property & equipment	175,514	115,304
Less: accumulated depreciation and amortization	(104,294)	(92,009)

Net property & equipment	71,220	23,295
Other assets	8,158	8,158

Total assets	$1,059,499	$760,004

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$86,482	$30,038
Accrued expenses	126,770	100,392
Income tax payable	1,611	100
Current obligations under capital lease	6,592	6,148
Deferred rent expense	21,903	-
Deferred tax liabilities	5,404	-
Unearned revenue	7,803	12,035
Total current liabilities	256,565	148,713
Long term liabilities Noncurrent obligation under capital lease	7,069	13,661
Total liabilities	263,634	162,374

Commitments and Contingencies	-	-

Shareholder's Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; Zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $0.001 par value; 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings (deficit)	171,434	(26,801)
Total stockholders' equity	795,865	597,630

Total liabilities and stockholders' equity	$1,059,499	$760,004

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Consolidated Statements of Operations

	December 31, 2011	December 31, 2010
Revenues
HCO fees	$770,303	$607,450
MPN fees	627,341	605,238
Other	1,434,149	402,971
Total revenues	2,831,793	1,615,659

Expenses
Depreciation	13,595	5,691
Consulting fees	358,996	273,684
Salaries & wages	1,132,351	692,337
Professional fees	212,572	190,519
Insurance	151,227	105,495
Outsource service fees	190,917	24,302
Data maintenance	57,445	75,325
General & administrative	392,407	329,535

Total expenses	2,509,510	1,696,888

Income (loss) from operations	322,283	(81,229)

Other income (expense)
Loss on disposal of assets	(1,564)	-
Interest income	957	1,712
Rental income	250	-
Interest (expense)	(1,192)	(1,606)
Total other income (expense)	(1,549)	106

Income (loss) before income tax provision	320,734	(81,123)

Income tax provision (benefit)	122,499	(21,190)

Net income (loss)	$198,235	$(59,933)

Basic and fully diluted earnings per share:
Earnings per share amount	$.25	$(0.08)
Weighted average common shares outstanding	802,424	802,424

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statements of Stockholders’ Equity
From January 1, 2010 to December 31, 2011

	Preferred Stock		Common Stock		Paid in	Retained Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, January 1, 2010	-	$-	802,424	$802	$623,629	$33,132

Net loss for the year ended December 31, 2010	-	-	-	-	-	(59,933)

Balance, December 31, 2010	-	$-	802,424	$802	$623,629	$(26,801)

Net income for the year ended December 31, 2011	-	-	-	-	-	198,235

Balance, December 31, 2011	-	$-	802,424	$802	$623,629	$171,434

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31

	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$198,235	$(59,933)
Adjustments to reconcile net income to net cash:
Depreciation	13,595	5,691
Loss on disposition of assets	1,564	-
Changes in operating assets & liabilities:
(Increase) in accounts receivable	(284,659)	(84,139)
Decrease (increase) in income tax receivable	31,102	(23,577)
(Increase) in commission draw	(5,853)	(24,000)
Decrease in deferred tax asset	10,582	1,887
Decrease (increase) in prepaid expenses	16,165	(3,712)
Increase in accounts payable	56,444	23,366
(Decrease) increase in accrued expenses	26,378	(68,662)
Increase in income tax payable	1,511	-
Increase in deferred rent expense	21,903	-
Increase in deferred tax liabilities	5,404	-
(Decrease) in unearned revenue	(4,232)	(7,499)
(Increase) in other assets	-	(8,158)
Net cash provided by (used in) operating activities	88,139	(248,736)

Cash Flows from Investing Activities
Purchase of furniture& equipment	(63,084)	-
Purchase equipment under capital lease	-	(25,543)
Net cash used by investing activities	(63,084)	(25,543)
Cash Flows from Financing Activities
Increase in obligation under capital lease	-	25,543
Payment of obligations under capital lease	(6,148)	(5,734)
Net cash provided by (used in) financing activities	(6,148)	19,809

Increase (decrease) in cash	18,907	(254,470)

Cash at beginning of period	349,552	604,022
Cash at end of period	$368,459	$349,552

Supplemental Cash Flow Information

Cash paid (refunded) for:
Interest	$1,191	$1,488
Income taxes refunded	$(38,718)	-
Income taxes paid	$(107,346)	$57,200

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - CORPORATE HISTORY

Pacific Health Care Organization, Inc. (the “Company”) was incorporated under the laws of the state of Utah on April 17, 1970 under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., on January 31, 2001.  On February 26, 2001 the Company acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized March 4, 1994 in a share for share exchange.  Medex is now a wholly-owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (”MPNs”) in the state of California.  On August 14, 2001 we formed Workers Compensation Assistance, Inc., a California corporation, as a wholly-owned subsidiary of PHCO.  Workers Compensation Assistance changed its name to Industrial Resolutions Coalition, Inc. (“IRC”) in January 2008. The Company acquired Arissa Managed Care, Inc., (“Arissa”) a Nevada corporation organized September 1, 2009 by purchasing all of its outstanding common stock. On February 2, 2012 Arissa changed its name to Medex Legal Services, Inc. (“MLS”).  MLS plans to offer lien representation services to clients.  On February 13, 2012 we incorporated Medex Medical Management, Inc., in the state of Nevada, as a wholly owned subsidiary of the Company. Medex Medical Management (“MMM”) will be responsible for overseeing and managing nurse case management services previously managed by our subsidiary Medex. On March 16, 2011 we incorporated Medex Managed Care, Inc. in the state of Nevada, as a wholly owned subsidiary of the Company.  In April 2011, MMC took over the responsibilities of overseeing and managing the utilization review and managed bill review business previously managed by our subsidiary, Medex.

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

The revised regulations reduce HCO fees and eliminate duplicative HCO reporting requirements.  Annual HCO enrollment fees were $1.50 per enrollee through calendar year 2006, and were $1.00 per enrollee from January 1, 2007 through December 31, 2009.  Effective in 2010, the annual assessments was $250 for HCOs with enrollments of 0-1,000, $350 for enrollments of 1,001-5,000, and $500 for enrollments over 5,000.  The 2011 assessments for Medex was $500 for Medex’s network of primary care providers and $250 for Medex’s network of primary and specialized care providers.

From time to time the Company engages in discussions with insurance brokers, carriers, third party administrators, managed care organizations and with representatives of self-insured employers, both as partners and potential clients. Based on potential cost savings to employers and the approximately fourteen million workers eligible for the Company’s services, the Company expects that employers will continue to sign contracts with the Company to retain the services it provides. The amounts the Company charges employers per enrollee may vary based upon factors such as employer history and exposure to risk; for instance, a construction company would likely pay more than a payroll service company. In addition, employers who have thousands of enrollees are more likely to get a discount.

 Because the Company contracts with medical providers, who own their own medical equipment such as x-ray machines, the Company has not historically incurred significant capital expenditures.  The Company does, however, incur fixed costs such as liability insurance and other usual costs of running an office.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company used the accrual method of accounting for the periods ended December 31, 2011 and 2010.

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

E.   Net Earnings (Per Share of Common Stock)

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	For the Years Ended December 31,
	2011	2010
Basic Earnings per share:
Income (loss) (numerator)	$198,235	$(59,933)
Shares (denominator)	802,424	802,424
Per share amount	$.25	$(.08)

Fully Diluted Earnings per share:
Income (Loss) (numerator)	$198,235	$(59,933)
Shares (denominator)	802,424	802,424
Per share amount	$.25	$(.08)

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2011 and 2010.

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

L.   Capital Structure

The Company has two classes of stock.  Preferred stock, 5,000,000 shares authorized, zero issued.  Voting rights and liquidation preferences have not been determined.  The Company also has voting common stock of 50,000,000 shares authorized, with 802,424 shares issued and outstanding.  No dividends were paid in either 2011 or 2010, or in any prior years.

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

The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2011 and 2010 are as follows:

	12/31/11	12/31/10
Customer A	6%	20%
Customer B	12%	-
Customer C	3%	13%
Customer D	15%	-
Customer E	12%	-
Customer F	13%	-

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

NOTE 4 - FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item.  Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the office equipment, and furniture and fixtures, respectively.  Scheduled below are the assets, costs and accumulated depreciation at December 31, 2011 and 2010.

	Cost		Depreciation Exp. & Amort		Accum. Depre. & Amort.
Assets	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Computer equipment	$80,963	$60,922	$2,342	$-	$63,264	$60,922
Furniture & fixtures	60,544	28,839	4,678	582	30,656	25,978
Disposal of furniture	(4,073)				(1,309)
Office equipment	12,537		1,465	-	1,465
Office equipment under capital lease	25,543	25,543	5,109	5,109	10,218	5,109
Totals	$175,514	$115,304	$13,594	$5,691	$104,294	$92,009

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 5 – INCOME TAXES

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes”. FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the year-ended December 31, 2011 and the year ended December 31, 2010 consisted of the following:

	2011	2010
Current:
Federal	$86,511	$(25,758)
State	20,002	2,681
Deferred
Federal	12,389	1,463
State	3,597	424
Total tax provision (benefit)	$122,499	$(21,190)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2011 and December 31, 2010 are as follows:

	2011	2010

Depreciation
Federal	$(20,178)	(4,054)
State	(5,858)	(1,177)
Reserve for bad debts
Federal	6,200	6,200
State	1,800	1,800
Vacation accrual
Federal	9,790	6,055
State	2,842	1,758

Deferred tax asset (liability)	$(5,404)	$10,582

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 5 – INCOME TAXES (CONTINUED)

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2011	2010

Expense at federal statutory rate	$101,905	$(31,078)
State tax effects	24,281	2,549
Non deductible expenses	16,270	5,876
Taxable temporary differences	6,247	-
Deductible temporary differences	(26,204)	1,463
Deferred tax asset valuation allowance	-	-
Income tax provision (benefit)	$122,499	$(21,190)

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2011, the Company had no accrued interest or penalties.

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

Our principal executive offices were located at 1201 Dove Street, Suite 585, in Newport Beach, California, where we leased approximately 950 square feet of office space.  We moved to this location in February 2009 and renewed our lease in March 2010 for one year.  We extended our lease one month until March 31, 2011 when the lease expires. Our monthly rent for this space is approximately $1,700 per month.  As of December 31, 2010, the principal offices of our operating subsidiaries, Medex and IRC were located in Long Beach, California.  Medex leased approximately 3,504 square feet of office space in Long Beach, California and made some space available to IRC.  The monthly lease payment during 2010 was approximately $7,900.  The term of this lease was through February 2011.  On September 27, 2010, Medex entered into a lease agreement for new office space.  The Company took possession of the space on March 1, 2011 and its lease runs through February 29, 2016.  On October 13, 2011 we amended our lease agreement to increase the square footage.  We now lease approximately 6,740 square feet located at 1201 Dove Street, Suites 300 and 375, in Newport Beach, California.  This space serves as our principal executive offices, as well as, the principal offices of our operating subsidiaries, Medex, IRC, MLS, MMM and MMC. Following is our base annual rent payment schedule for the office space.

Rent Period	Annual Rent Payments
Jan. 1 to Dec. 31, 2012	$133,563
Jan. 1 to Dec. 31, 2013	$140,343
Jan. 1 to Dec. 31, 2014	$144,508
Jan. 1 to Dec. 31, 2015	$147,949
Jan. 1 to Feb. 29, 2016	$24,750
Total	$591,113

Total Lease Commitments as of December 31, 2011

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Equipment Leases(1)	$21,011	$10,085	$10,926	$-	$-
Office Leases(2)	591,113	133,563	432,800	24,750	-
Total	$612,124	$143,648	$443,726	$24,750	$-

Rent expense for the office space for the year ended December 31, 2011 and December 31, 2010 was $109,889 and $115,393, respectively.  During 2011 and 2010, no equipment rent expense was incurred.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 7– MAJOR CUSTOMERS

During 2011 we had three customers that accounted for more than 10% of our total sales.  The following table sets forth details regarding the percentage of total sales attributable to our significant customers in the past two years:

	Year ended December 31,
Customer:	2011	2010

Customer A	14%	0%
Customer B	12%	22%
Customer C	11%	0%
Customer D	7%	12%

NOTE 8– ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:

	2011	2010

Employment enrollment fee	-	372
Compensated absences	29,287	18,755
Legal fees	52,000	16,000
Accounting fees	43,812	46,922
Sales commissions	930	18,025
Other	741	318
Total	$126,770	$100,392

NOTE 9– OPTIONS FOR PURCHASE OF COMMON STOCK

2002 Stock Option Plan

In August 2002, the Company adopted a stock option plan.  The Company adopted a plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.   Options are exercisable six months after the grant date and expire five years from the grant date.  The plan calls for a total of 50,000 shares to be held for grant.  There was no activity for 2011 and 2010.

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

As a result of the reverse and forward splits, the Company has restated its outstanding shares on the balance sheets for December 31, 2011 and 2010 and in Note 2(e). Neither the authorized common stock of the Company, nor the par value of the common stock were affected by the splits. The outstanding shares at December 31, 2007 were 15,427,759 before the splits, following the splits; the outstanding shares of the Company were 802,424. For the year end December 31, 2008, $14,626 was reclassified from common stock to additional paid-in-capital.

NOTE 11 - LITIGATION

To the knowledge of management, there is no material litigation or governmental agency proceeding pending or threatened against the Company or any of its subsidiaries. Further, the Company is not aware of any material proceeding to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer or affiliate of the Company or security holder is a party adverse to the Company of any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

NOTE 12 – SUBSEQUENT EVENTS

On February 2, 2012 Arissa changed its name to Medex Legal Support, Inc. and plans to offer to its customers all aspects of lien defense from negotiation to lien litigation, including filing petitions for reconsideration.  MLS plans to provide its clients a broad comprehensive lien representation program, while settling liens resulting in high potential savings.

On February 13, 2012 we incorporated Medex Medical Management, Inc., in the state of Nevada, as a wholly owned subsidiary of the Company. MMM will be responsible for overseeing and managing nurse case management services previously managed by our subsidiary Medex.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011 our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed and submitted by us under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by or under the supervision of the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Attestation Report of Independent Registered Public Accounting Firm

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of March 12, 2012 our directors, executive officers and certain significant employees and consultants of the Company, their ages, and all offices and positions held with the Company.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name	Age	Positions with the Company	Director Since	Executive Officer Since

Tom Kubota	72	Chief Executive Officer, President and Chairman of the Board of Directors	Sept. 2000	Sept. 2000

Fred Odaka	75	Chief Financial Officer and Secretary		Aug. 2008

David Wang	49	Independent Director	Nov. 2007

Thomas Iwanski	54	Independent Director	Nov. 2004

Lester L. Sacks	80	President, Medex Healthcare, Inc

Donald P. Balzano	66	President, Industrial Resolutions Coalition, Inc., President Medex Legal Support, Inc.

David Kim	38	Executive Vice President, Medex Healthcare, Inc.

Geri Plotzke	69	Vice President, Managed Care Services, Medex Healthcare, Inc.

Kathy Torres	62	Executive Vice President, Medex Managed Care, Inc.

The following sets forth certain biographical information relating to the Company’s executive officers, directors and certain significant employees and consultants:

Tom Kubota.  Mr. Kubota has thirty years of experience in the investment banking, securities and corporate finance field. He held the position of Vice President at Drexel Burnham Lambert; at Stem, Frank, Meyer and Fox; and at Cantor Fitzgerald.  Mr. Kubota is the president of Nanko Investments, Inc., which specializes in capital formation services for high technology and natural resources companies.  He has expertise in counseling emerging public companies and has previously served as a director of both private and public companies.  Since 2000, Mr. Kubota has been primarily engaged in the operations of PHCO and running his consulting firm Nanko Investments, Inc.  During the past ten years, Mr. Kubota also served as CEO of Fabrics International, Ltd., a privately held corporation.  Fabrics International, and each of its three wholly-owned subsidiaries, terminated operations and filed for bankruptcy in 2005.  Mr. Kubota is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant.   In concluding that Mr. Kubota was an appropriate candidate to serve on the Company’s board of directors, the board considered his experience as the Company’s president and chief executive officer, his many years of investment banking and corporate finance experience and his prior management experience.

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

Thomas Iwanski.  Since September 2010, Mr. Iwanski has specialized in corporate financing and operations improvement.  In addition, since May 2007, Mr. Iwanski has served as Director and Chief Executive Officer of Live-Vu Communications, Inc, a company that specializes in turnkey telemedicine and telehealth solutions for hospitals, clinics, long-term care facilities and homes incorporating proprietary video technology.  From September 2006 through May 2007, Mr. Iwanski served as Chief Financial Officer of SyncVoice Communications, Inc.  From April 2005 through July 2006, Mr. Iwanski served as Senior Vice President, Corporate Secretary and Chief Financial Officer of IP3 Networks, Inc.  From February 2003 through April 2005 Mr. Iwanski served as a Special Advisor to the CEO of Procom Technology, Inc., where he played a prominent role in the development and implementation of business and financial strategies.  Mr. Iwanski has also served in various positions including, Vice President Finance, Chief Financial Officer, Director and Secretary for a number of companies, including Cognet, Inc., NetVantage, Inc., Kimalink, Inc., Xponent Photonics, Inc., Prolong, Inc., and Memlink, Inc.  Mr. Iwanski also has approximately ten years of public accounting experience having worked for KPMG, LLP, as a Senior Audit Manager and a Certified Public Accountant. Mr. Iwanski received a Bachelor of Business Administration from the University of Wisconsin-Madison in 1980.  Mr. Iwanski is not, nor has he in the past five years been, a nominee or director of any other SEC registrant.  In concluding that Mr. Iwanski was an appropriate candidate to serve on the Company’s board of directors, the board considered his years of experience in management and as a director of various start-up ventures.  The board also considered his experience in financial and strategic planning and his strong accounting background.

Significant Employees and Consultants

Dr. Lester L. Sacks.  President and Medical Director of Medex Healthcare, Inc.  As a Board Certified Physician, educator, and physician executive, Dr. Sacks has cross-disciplinary experience as the President/Medical Director for Medex.  Dr. Sacks a native of New York City, completed his undergraduate training at both George Washington University and Long Island University. He then moved to California to complete his medical training at the University of California, School of Medicine at Irvine. Following his initial residency training, he pursued Family Practice, developed a chain of medical clinics specializing in work related injuries. He is Board Certified in Occupational Medicine, as well as several other specialties.  After selling his clinics, he moved into the arena of managed care. First as Senior Vice President of Beech Street, Inc. and then after five years he moved to the insurance industry as President of Travelers Medical Management Service.  Having then decided to move back to California, he became the President of EOS/Reviewco, the managed care division of HealthNet, Inc. and ultimately moving to Total HealthCare Management, Inc as a working partner from 2004 through 2009. He then sold his interest in that company and in January 2009 became Medical Director of Medex Healthcare, Inc.  In December 2009, Dr. Sacks began serving as President of Medex Healthcare, Inc. He brings the experience of private practice, managed care and the insurance industry to this post.  Dr. Sacks has served as the Medical Director for HHC Group, a managed care company in Maryland from 2001 to 2010, and as Medical Director for Decision UR, a software company from 2005 to the present time and of CompWest Insurance Company from 2010 to the present time.  He has served as President and Chairman of the Western Occupational Medical Association and on the Board of Directors of the American College of Occupational and Environmental Medicine. He is currently a Voluntary Clinical Professor of Medicine at the University of California. He has served as consulting Medical Director for Levi Strauss, and Steelcase, as well as, several other national companies during his career.

Donald P. Balzano.  President of Industrial Resolutions Coalition, Inc. and President of Medex Legal Support, Inc.  Mr. Balzano is a graduate of the UCLA School of Law and is a member of the State Bar of California.  From 1979 through 1990 he was the president of Western Medical Review and Care Resources, Inc.  From 1990 through 1995 he founded Balzano & Associates which focused on medical and legal delivery systems for workers’ compensation programs and he held the position of vice president and general counsel for Keenan & Associates where he was responsible for corporate legal activity and for creation of a workers' compensation defense attorney and managed medical care program.  From 1996-2001 Mr. Balzano served as the president and CEO of Priority CompNet, a California workers’ compensation health care organization.  Mr. Balzano has been with the Industrial Resolution Coalition, Inc. since 2007 and was appointed to the position of President in November 2007.  Mr. Balzano also serves as a consultant with Medex and was formerly the Chief Executive Officer of Medex.

David Kim. Executive Vice President of Medex Healthcare, Inc. Mr. Kim has been in the healthcare industry for 20 years.  His background includes operations, management and business development.  Mr. Kim has served in executive level positions for major managed care companies, specializing in assisting both public and private entity clients.  Mr. Kim joined the Company in July 2007 as a Vice President of Medex, where he has overseen operations and management of Medex’s sales and marketing efforts.  Mr. Kim is also responsible for day-to-day operations, staff performance and customer satisfaction, including the introduction and oversight of all product lines.  Prior to joining the Company, Mr. Kim was the Director of Business Development for Lien on Me, Inc. where he was responsible for acquisition of new business and enhancement of existing accounts.  He worked closely with the sales, marketing and operations teams to develop system enhancements for improved workflow patterns.

Geri Plotzke.  Executive Vice President of Medex Healthcare, Inc. Ms. Plotzke has served as the Executive Vice President of Medex since October 1, 2006. Prior to that she served as the Director of Managed Care Services of Medex since 2003 and has over 17 years of experience in the workers’ compensation and healthcare industries.  Ms. Plotzke’s prior work experience includes various managerial positions including Medical Management Director, Workers; Compensation Program Director, and Disability Case Management Program Director for various insurance and medical management companies.  Mrs. Plotzke received an AA in Nursing in 1970 at Los Angeles City College, as well as, a BA in 1981 and a MBA in 1989 in Business Administration from the University of Redlands.

Kathy Torres.  Executive Vice President of Medex Managed Care, Inc.  Ms. Torres started her career in group health and benefits in 1990 selling group health insurance to large employers.  Currently, Ms. Torres serves as President of Medex Managed Care, Inc.  Prior to joining Arissa in July 2010, Ms. Torres was the owner of Total HealthCare Management, a company she founded in 2000, that was engaged in the workers’ compensation industry.  She served as president of the company until she sold it in 2007.  In January 2010 Ms. Torres became a consultant at Total HealthCare Management and ended this relationship in June 2010.  As a business owner, Ms. Torres was responsible for servicing her clients and developing solutions for reducing workers’ compensation costs.  Ms. Torres focused on strategic solutions to implement advanced technologies, streamlined processes, and solutions to develop successful cost savings programs.

Family Relationships

There are no family relations among any of our executive officers, directors or significant employees or consultants.

Involvement in Certain Legal Proceedings

Except as disclosed in Mr. Kubota’s biographical information above, during the past ten years none of our directors or executive officers has been involved in any of the following events that could be material to an evaluation of his or her ability or integrity, including:

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

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

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

 (4)  Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the rights of such person to engage in any activity described in (3)(i) above, or to be associated with persons engaged in any such activity;

(5)  Being found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not be subsequently reversed, suspended or vacated;

(6)  Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

(7)  Being the subject of, or a party to any Federal or State judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulations; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of the common stock of the Company to file with the Securities and Exchange Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Officers and directors are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during fiscal 2011 all filing requirements applicable to our officers and directors were met on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code.  We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters.  All such requests should be sent care of Pacific Health Care Organization, Inc., Attn: Corporate Secretary, 1201 Dove Street, Suite 300, Newport Beach, California 92660.

Committees of the Board of Directors

The OTCBB does not require the Company to have an audit committee, a compensation committee or a corporate governance and nominating committee and the board does not currently have standing audit, compensation or corporate governance and nominating committees.  Our board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by these committees.  The full board of directors is responsible for selection, review and oversight of the Company’s independent registered public accounting firm; approval of all audit, review and attest services provided by the independent registered public accounting firm; the integrity of the Company’s reporting practices and the evaluation of the Company’s internal controls and accounting procedures. The board is also responsible for the pre-approval of all non-audit services provided by its independent registered public accounting firm. Non-audit services are only provided by our independent registered public accounting firm to the extent permitted by law. Pre-approval is required unless a “de minimus” exception is met. To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than 5% of the total amount of revenues paid by us to our independent registered public accounting firm during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.

As we do not currently have a standing audit committee, we do not at this time have an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission.  The board does believe, however, that should the Company form a standing audit committee in the future, Mr. Thomas Iwanski, an independent director, could qualify as an audit committee financial expert.

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

Board Diversity

While we do not have a formal policy regarding the consideration of diversity in identifying and evaluating potential director candidates, the board considers the interplay of a candidate’s knowledge, expertise, skills and experience with that of the other members of the board of directors in order to build a board of directors that is effective, collegial and responsive to the needs of the Company. We believe this analysis results in a board of directors that is diverse in knowledge, expertise, skills, experience and viewpoint.

Procedures for Security Holders to Nominate Candidates to the Board of Directors

During the fiscal year, there were no changes made to the procedures by which shareholders may nominate candidates to our board of directors.  The full board of directors will consider all director candidates nominated by shareholders during such times as the Company is actively considering appointment of new directors.  Candidates recommended by shareholders will be evaluated based on the same criteria described above.  Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Corporate Secretary and include:

•	a statement that the writer is a shareholder (providing evidence if the person’s shares are held in street name) and is proposing a candidate for consideration;
•	the name and contact information for the candidate;
•	a statement of the candidate’s business and educational experience;
•	information regarding the candidate’s qualifications to be director, including but not limited to an evaluation of the factors discussed above which the board would consider in evaluating a candidate;
•	information regarding any relationship or understanding between the proposing shareholder and the candidate;
•	information regarding potential conflicts of interest; and
•	a statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected.

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

Board Leadership Structure and Risk Oversight

We do not have a policy regarding the separation or combination of the roles of the Chairman and CEO and believe that the separation or combination of these offices is a matter for discussion and determination by the board. The board believes that it should be able to select the Chairman of the board based on the criteria that the board deems to be in the best interests of the Company and its stockholders.

Currently, the board of directors has chosen to combine the principal executive officer and board chairman positions and has not appointed a separate lead director.  Mr. Kubota has served as the principal executive officer and board chairman since September 2000.  At the present time, the independent directors believe that Mr. Kubota’s in-depth knowledge of our operations and vision for development of our business make him the best-qualified director to serve as Chairman.

The board of directors is responsible for consideration and oversight of risks facing the Company and is responsible for ensuring that material risks are identified and managed appropriately.  The board of directors administers its oversight functions by reviewing the operations of the Company, by overseeing the executive officers’ management of the Company, and also oversees related party transactions, requiring pre-approval of any such transactions with the Company.

ITEM 11.  EXECUTIVE COMPENSATION

The table below summarizes compensation paid to or earned by: (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”) regardless of compensation level; (ii) our two most highly compensated executive officers other than our PEO who were serving as executive officers at the end of the last completed fiscal year; and (iii) up to two additional individuals who were not serving as executive officers of the Company at the end of the last fiscal year. These individuals are referred to herein collectively as our “named executive officers” or “NEOs.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Tom Kubota	2011	135,450	-0-	4,493	(1)	139,943
Chief Executive Officer,	2010	111,150	-0-	-0-		111,150
President and Director, PHCO

Fred Odaka	2011	86,250	10,000	5,264	(1)	101,514
Chief Financial Officer, PHCO	2010	67,500	-0-	-0-		67,500

Dr. Lester Sacks	2011	96,000	20,000	-0-		116,000
President, Medex and MMC	2010	80,000	-0-	-0-		80,000

Donald Balzano	2011	-0-	6,000	151,600	(2)	157,600
President, IRC	2010	-0-	-0-	153,664	(2)	153,664

David Kim	2011	92,622	10,000	21,968	(3)	124,590
Executive Vice President,	2010	90,364	-0-	8,000		98,364
Medex

(1)     Reflects health insurance premiums paid by the Company on behalf of the named executive officer.
(2)     Mr. Balzano provides services to Medex and IRC as a consultant, not as an employee.  This compensation represents consulting fees paid to Mr. Balzano.
(3)     Reflects health insurance premiums paid by the Company on behalf of Mr. Kim in the amounts of $2,321 and $2,000 during 2011 and 2010 respectively, and commissions resulting from the addition of new clients in the amounts of $19,647 and $6,000 during 2011 and 2010, respectively.

Employment Agreements

With the exception of Don Balzano, who provides services to the Company as a consultant, pursuant to a consulting agreement all of our NEOs are employed on an at will basis.  Pursuant to the terms of his consulting agreement, Mr. Balzano, or the Company, can terminate his consulting agreement upon one day’s notice at any time and for any reason.

Base Salary

Salary is used to recognize the experience, skills, knowledge and responsibilities required of our NEOs.  The salary for each NEO is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between the Company and the NEO.  We also take into consideration the individual’s past performance, experience and expertise, Company need and local market and labor conditions.

Thereafter, changes to annual salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance of the Company, economic condition and local market and labor conditions.

In February 2011 the board awarded salary increases to Mr. Kubota and Mr. Odaka, which became effective on March 1, 2011 as follows:

•	Mr. Kubota from $10,000 per month to $12,000 per month; and
•	Mr. Odaka from $5,400 per month to $7,700 per month.

The board of directors did not extend salary or other benefit increases to any of the NEOs during the 2010 fiscal year.  In an effort to help reduce operating costs to combat the economic conditions facing the Company, in May 2009 many Company employees, including the NEOs, agreed to a 10% reduction in salary.  The above mentioned salary increases includes the re-instatement of the 10% salary reduction mentioned above.

In addition to a base salary, Mr. Kim also receives commissions for sales he generates for the Company.  Commissions are paid to Mr. Kim at a rate of 5% of paid customer sales for a period of one year from the anniversary date of the initial sale made to the customers.  As of March 1, 2011 Mr. Kim’s commission arrangement was terminated  with the exception that he would continue to receive commissions at 5% on customer paid sales made prior to March 1, 2011 up to the customer’s one year anniversary date.

Pursuant to Mr. Balzano’s consulting agreement we pay him $10,000 per month for the services he renders to the Company, plus fees for appearance at the WCAB and formal case preparation in an amount equal to 70% of revenues received fees by the Company for such work.  Mr. Balzano is also entitled to reimbursement for reasonable expenses incurred in a manner similar to employees of the Company.

Nonequity incentive compensation

From time to time we may make cash awards to our employees, including the NEO.  Such awards may be designed to incentivize employees over a specified period of time pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established.  In the event this type of cash award were made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.”  We may use non-equity incentive compensation to incentivize our employees.  The criteria for earning such non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established.  Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan.  Our board of directors did not establish a non-equity incentive compensation plan during the fiscal years ended December 31, 2011 or 2010 and no non-equity incentive compensation was awarded during these years.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded.  Such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.”

During fiscal 2011 the board of directors, in recognition of the improved operating results of the Company, awarded a cash bonuses to the following NEOs in the following amounts:

•	Mr. Odaka - $10,000;
•	Dr. Sacks - $20,000;
•	Mr. Balzano - $6,000; and
•	Mr. Kim - $10,000.

As noted above, these cash bonuses were completely discretionary and were not based on any pre-established criteria.  The board of directors was under no contractual or other obligation to award cash bonuses.

Equity Incentive Compensation

Our equity incentive award program is the primary vehicle for offering long-term incentives to our employees.  From time to time, we may also make equity incentive awards to our NEOs in the form of stock options, restricted stock grants or some other form of equity award.  Equity incentive awards would be reflected in the “Summary Compensation Table” under the columns entitled “Stock Awards” or “Option Awards” as appropriate.  Our board of directors did not award equity incentive compensation to any of our NEOs during the fiscal years ended December 31, 2011 or 2010, and we are under no contractual obligation to award equity incentive compensation in the future.

While our board of directors has not awarded equity incentive compensation in either of the past two fiscal years and is under no obligation to make any such awards in the future, that does not mean the board of directors may not, as it deems appropriate, award equity incentive compensation in the future.

Benefits and Other Compensation

The Company currently provides health care benefits, including medical, vision and dental insurance, subject to certain deductibles and co-payments to its full time employees.

The Company also offers a 401(k) profit sharing plan for employees who meet the eligibility requirements.  Pursuant to the plan, the Company may make discretionary matching contributions and/or discretionary profit sharing contributions to the plan.  All such contributions must comply with federal pension laws, non-discrimination requirements and the terms of the plan.  In determining whether to make a discretionary contribution, the board of directors evaluates current and future prospects and management’s desire to reward and retain employees and attract new employees.  To date, the Company has never made matching contributions and/or discretionary profit sharing contributions to any plan.

Other than the foregoing, the Company does not offer any retirement or other benefit plans to its employees, including the named executive officers, at the present time; however, the board of directors may adopt plans as it deems to be reasonable under the circumstances.

Nonqualified Deferred Compensation

We offer no defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified to any of our employees including our NEOs.

Pension Benefits

We offer no pension or other specified retirement payments or benefits, including but not limited to tax-qualified deferred benefit plans and supplemental executive retirement plans to our NEOs.

Termination and Change in Control

We do not have agreements, plans or arrangements, written or unwritten, with any of our NEOs that would provide for payments or other benefits to any of our NEOs following, or in connection with, the resignation, retirement or other termination of any NEO or change in control of the Company or a change in the responsibilities of any NEO following a change in control of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None of the NEOs held an outstanding equity award at our fiscal year end.

DIRECTOR COMPENSATION

We offer cash compensation to attract and retain candidates to serve on our board of directors.  We do not compensate directors who are also our employees for their service on our board of directors.

Meeting Fees

Our non-employee directors receive a fee of $500 per meeting for each meeting attended in person.  Additionally, all non-employee directors are paid $1,000 for attendance at the annual meeting of stockholders, plus airfare and hotel expense.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our directors, nor did we award any equity compensation to any of our directors during fiscal 2011.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our non-employee directors for services on our board during our 2011 fiscal year.

Name	Fees Earned or Paid in Cash ($)		All Other Compensation($)		Total ($)
Thomas Iwanski	3,450	(1)	1,000	(2)	4,450
David Wang	3,450	(1)	1,000	(2)	4,450

(1)  Includes one directors’ meetings attended in person at $450 per meeting and six directors’ meetings attended in person at $500 per meeting during 2011.
(2)  Discretionary cash bonus paid to directors in December 2011.

Mr. Kubota, who is a director of the Company, is also employed as the Company’s CEO and President and therefore does not qualify for compensation paid to our non-employee directors.  For details regarding compensation paid to Mr. Kubota, please see “Summary Compensation Table” of this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 12, 2012, the name and the number of shares of our common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 802,424 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all executive officers and directors as a group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Tom Kubota(1)(2) 1201 Dove Street, Suite 300 Newport Beach, CA 92660	469,704	58.5%

Common	Fred Odaka(1) 1201 Dove Street, Suite 300 Newport Beach, CA 92660	-0-	*

Common	Lester Sacks(1) 1201 Dove Street, Suite 300 Newport Beach, CA 92660	-0-	*

Common	Thomas Iwanksi(1) 1541 Amberwood Drive Santa Ana, CA 92705	-0-	*

Common	David Wang(1) 138 Ocean Way Santa Monica, CA 90402	-0-	*

Common	Donald P. Balzano(1) (3) 5422 Michelle Drive Torrance, CA90503	54,165	6.8%

Common	David Kim(1) 1201 Dove Street, Suite 300 Newport Beach, CA 92660	-0-	*

Common	Nanko Investments, Inc.(2) 1280 Bison, Suite B9-596 Newport Beach, CA 92660	432,626	53.9%

All executive officers and directors as a group (4 persons)		469,704	58.5%

TOTAL		523,869	65.3%

* Less than 1%.
(1) Mr. Kubota, Mr. Iwanski and Mr. Wang are directors of the Company.  Mr. Kubota, Mr. Odaka, Dr. Sacks, Mr. Balzano and Mr. Kim are named executive officers (as defined in Item 402(a) of Regulation S-K) of the Company.
(2) The number of shares attributed to Mr. Kubota includes 37,078 shares held of record or beneficially by Mr. Kubota and 432,626 shares held of record or beneficially by Nanko Investments, Inc.  Mr. Kubota is the President of Nanko Investments, Inc.  As such, Mr. Kubota may be deemed to have voting and/or investment power over the shares held by Nanko Investments and therefore may be deemed to be the beneficial owner of those shares.
(3) Mr. Balzano is the President of our wholly-owned subsidiaries Industrial Resolutions Coalition, Inc. and Medex Legal Support, Inc.

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

2002 Stock Option Plan

On August 13, 2002 we adopted the Pacific Health Care Organization, Inc. 2002 Stock Option Plan (the “2002 Plan”) which calls for a total of 50,000 shares to be held for grant.  Unless terminated by the Board, this plan shall continue to remain effective until such time as no further awards may be granted and all awards granted under the plan are no longer outstanding.  Notwithstanding the foregoing, grants of incentive stock options may only be made during the ten-year period following August 13, 2002.  In August 2002, we granted options to purchase approximately 4,250 restricted common shares to four employees pursuant to the 2002 Plan, the adoption of which was subsequently ratified by our shareholders.  Options to acquire 938 restricted common shares were exercised, the balance expired unexercised in August 2007.

2005 Stock Option Plan

On November 18, 2005 our shareholders adopted the Pacific Health Care Organization, Inc., 2005 Stock Option Plan (the “2005 Plan”).  The 2005 Plan provides for the grant of Company securities, including options, warrants and restricted stock to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.  Options are exercisable six months after the grant date and expire five years from the grant date.  The 2005 Plan permits the granting of up to 50,000 common shares of the Company.  To date, no securities have been granted under the 2005 Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed in Item 11. Executive Compensation, during fiscal 2011 and 2010 we did not engage in transactions with related persons (as defined by Rule 404 of Regulation S-K (Instructions to Item 404(a)) that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two fiscal years in which any such related person had or will have a direct or indirect material interest.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firms in each of the last two fiscal years, in each of the following categories, were as follows:

	2011	2010

Audit	$43,043	$41,271
Audit related	-0-	-0-
Tax	-0-	-0-
All other	-0-	900

Total	$43,043	42,171

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

The board of directors has determined that the provision of services by Morrill & Associates, LLC, described above are compatible with maintaining their independence as our independent registered public accounting firm.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

(1) Financial Statements

The following financial statements of the Registrant are included in response to Item 8 of this annual report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010.

Consolidated Statements of Stockholders’ Equity From January 1, 2010 to December 31, 2011.

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

(b) Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation and Amendments thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(3)
3.5	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(3)
4.1	Pacific Health Care Organization, Inc., 2002 Stock Option Plan(1)
4.2	Pacific Health Care Organization, Inc., 2005 Stock Option Plan(4)
14.1	Code of Ethics(5)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on September 19, 2002.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A-2 as filed with the Commission on July 13, 2004.
(3)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A as filed with the Commission on May 15, 2008.
(4)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A as filed with the Commission on October 21, 2005.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB as filed with the Commission on April 17, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: March 30, 2012	By:	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Tom Kubota	Chief Executive Officer, President	March 30, 2012
Tom Kubota	and Director

/s/ Fred U. Odaka	Chief Financial Officer	March 30, 2012
Fred U. Odaka

/s/ Thomas Iwanski	Director	March 30, 2012
Thomas Iwanski

/s/ David Wang	Director	March 30, 2012
David Wang