Form 10-Q
period 2012-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2012-05-21
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012

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
Yes ☐    No ☒

 As of May 15, 2012, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Information

Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets

ASSETS
	March 31, 2012	December 31, 2011
	(Unaudited)
Current Assets
Cash	$329,235	$368,459
Accounts receivable, net of allowance of $20,000	795,711	523,864
Income tax receivable	3,998	3,998
Commission draw	25,969	29,853
Prepaid expenses	77,991	53,947
Total current assets	1,232,904	980,121
Property and equipment, net
Computer equipment	89,213	80,963
Furniture & fixtures	79,820	56,471
Office equipment	14,200	12,537
Office equipment under capital lease	25,543	25,543
Total property & equipment	208,776	175,514
Less: accumulated depreciation	(110,083)	(104,294)
Net property & equipment	98,693	71,220

Other assets	8,158	8,158
Total assets	$1,339,755	$1,059,499

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$17,554	$86,482
Accrued expenses	211,075	126,770
Income tax payable	112,724	1,611
Current obligations under capital lease	6,708	6,592
Deferred rent expense	22,368	21,903
Deferred tax liability	5,404	5,404
Unearned revenue	6,338	7,803
Total current liabilities	382,171	256,565

Long term liabilities
Noncurrent obligations under capital lease	5,348	7,069
Total liabilities	387,519	263,634

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at$0.001 par value; 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings (deficit)	327,805	171,434
Total stockholders' equity	952,236	795,865
Total liabilities and stockholders’ equity	$1,339,755	$1,059,499

The accompanying notes are an integral part of these condensed consolidated financial statements

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended March 31,
	2012	2011
Revenues:
HCO fees	$198,257	$173,256
MPN fees	183,036	137,307
Other	684,164	239,263
Total revenues	1,065,457	549,826

Expenses:
Depreciation	5,793	2,106
Consulting fees	95,816	79,345
Salaries & wages	425,594	208,662
Professional fees	49,088	46,182
Insurance	45,737	28,969
Outsource service fees	64,051	32,661
Data maintenance	6,831	7,844
General & administrative	105,773	106,302

Total expenses	798,683	512,071

Income from operations	266,774	37,755

Other income (expense)
Interest income	190	284
Rental income	750	-
Interest (expense)	(230)	(338)
Loss on disposal of assets	-	(1,564)
Total other income (expense)	710	(1,618)

Income before taxes	267,484	36,137

Income tax provision	111,113	9,228

Net income	$156,371	$26,909

Basic and fully diluted earnings per share:
Earnings per share amount	$.19	$.03
Weighted average common shares outstanding	802,424	802,424

The accompanying notes are an integral part of these condensed consolidated financial statements

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$156,371	$26,909
Adjustments to reconcile net income to net cash:
Depreciation	5,793	2,106
Loss on disposition of assets	-	1,564
Changes in operating assets & liabilities
(Increase) in accounts receivable	(271,847)	(25,364)
Decrease in deferred tax asset	-	5,400
Decrease in income tax receivable	-	1,954
Decrease in commission draw	3,884	4,659
(Increase) decrease in prepaid expenses	(24,048)	30,991
(Decrease) in accounts payable	(68,928)	(14,542)
Increase in deferred rent expense	465	8,093
Increase (decrease) in accrued expenses	84,305	(469)
Increase in tax payable	111,113	7,046
(Decrease) in unearned revenue	(1,465)	(1,688)
Net cash provided by (used in) operating activities	(4,357)	46,659

Cash Flows from investing activities
Purchase of furniture and office equipment	(33,262)	(42,723)
Net cash used in investing activities	(33,262)	(42,723)

Cash Flows from financing activities
Payment of obligation under capital lease	(1,605)	(1,497)
Net cash provided by (used in) financing activities	(1,605)	(1,497)

Increase (decrease) in cash	(39,224)	2,439

Cash at beginning of period	368,459	349,552
Cash at end of period	$329,235	$351,991

Supplemental cash flow information
Cash paid for:
Interest	$230	$347
Income taxes paid (refunded)	$-	$(5,172)

The accompanying notes are an integral part of these condensed consolidated financial statements

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2012

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Health Care Organization, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2011 Annual Report on Form 10-K.  Operating results for the three-months ended March 31, 2012 are not necessarily indicative of the results to be expected for year ending December 31, 2012.

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

Throughout this quarterly report on Form 10-Q, unless the context indicates otherwise, the terms, “we,” “us,” “our” or “the Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”) and Industrial Resolutions Coalition, Inc. (“IRC”), Medex Managed Care, Inc. (“MMC”), Medex Legal Support, Inc., (“MLS”) and Medex Medical Management, Inc. (“MMM”).

Overview

Through our subsidiary Medex, we engage in the business of managing and administering Health Care Organizations (“HCOs”) and Medical Provider Networks (“MPNs”) in the state of California. For many years, workers’ compensation costs in California have been high. Under the traditional model of workers’ compensation insurance coverage, the employer controls the selection of the medical provider for the first 30 days after the injury is reported.  Thereafter the employee chooses the treating physician and the employer has no further control over the treatment of the patient. Since 1993, the legislature in California has enacted various laws designed to introduce alternatives to the traditional model of workers’ compensation aimed at controlling costs by giving employers greater control over the medical treatment of injured workers for a longer period of time.

In 1993 the California legislature passed a bill that established Health Care Organizations.  An HCO is a network of health care professionals specializing in the treatment of workplace injuries and in back-to-work rehabilitation and training.  The benefit of the HCO to an employer is two-fold.  First, the employer is able to control the medical treatment of the injured employee for 90 to 180 days rather than during just the first 30 days.  Second, the HCO provides the employer a network of trained providers to which it can refer its injured employees who specialize in treating work place injuries.

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

Through our wholly-owned subsidiary IRC we participate in the business of creating legal agreements for the implementation and administration of Carve-Outs for California employers with collective bargaining units.

Our wholly-owned subsidiary MMC oversees and manages our utilization review (“UR”) and medical bill review (“MBR”).   Through our wholly-owned subsidiaries MLS and MMM we offer lien representation services and nurse case management (“NCM”) services, respectively.

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011

Revenue

The total number of employee enrollees increased 76% during three months ended March 31, 2012 compared to March 31, 2011 Total revenues increased 94% to $1,065,457.  As of March 31, 2012, we had approximately 388,000 total enrollees.  Enrollment consisted of approximately 65,000 HCO enrollees and 323,000 MPN enrollees.  By comparison as of March 31, 2011 we had approximately 288,000 enrollees, including approximately 45,000 HCO enrollees and approximately 243,000 MPN enrollees.

The net increase in HCO and MPN enrollees of approximately 20,000 and 80,000, respectively, was mainly the result of increase enrollment realized by our existing customers and the addition of four new HCO customers and three new MPN customers. While the economic slowdown impacted our revenue throughout fiscal 2011, we anticipate revenue will continue to be moderately higher throughout fiscal 2012.

In the current economic environment, we anticipate businesses will continue to seek ways to reduce their workers’ compensation program costs.   As a result, we expect to experience client turnover, in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of existing services.  We also anticipate our market may shrink as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.  In response to the changing market, we have sought to expand our marketing efforts for some of the additional services we now offer our clients.  As a result, during the quarter ended March 31, 2012, we realized increases in our MBR and UR services fee revenues.

HCO Fees

During the three months ended March 31, 2012 and 2011, HCO fee revenues were $198,257 and $173,256, respectively.  While HCO enrollment increased 44% during the quarter ended March 31, 2012, we realized only a 14% increase in revenue from HCO fees when compared to the same period last year.  The percentage increase in enrollment outpaced the percentage increase in revenue by 30%.  This was the result of changes in our fee structure and our offering bundled services, including MBR, UR and NCM services to a number of new clients, which resulted in increased enrollment, without increasing HCO fees charged.

MPN Fees

MPN Fee revenues for the three months ended March 31, 2012 were $183,036 compared to $137,307 for the three months ended March 31, 2011. During the quarter ended March 31, 2012 we realized a 33% increase in MPN enrollment when compared the same period 2011 and a corresponding 33% increase in revenues.

Other Fees

Other fees consist of revenues derived from MBR, NCM, UR, lien representation service and network claims repricing services provided by Medex, MMC, MMM and MLS. Other fee revenues for the three months ended March 31, 2012 and 2011 were $684,164 and $239,263, respectively.

Our MBR and UR revenues increased by $192,417 and $121,895, respectively, when compared to the same period of fiscal 2011.  MBR and UR service revenues grew largely as a result of increased marketing efforts by MMC in these areas of our business.

NCM revenues increased $77,241 to $142,392 resulting primarily from increased customer employee enrollment. We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services.

Network claims re-pricing fees increased from $48,082 to $68,146 resulting primarily from the addition of two new customers.

We commenced offering lien representation services in February 2012 and recorded revenues totaling $4,266 for the quarter ended March 31, 2012.

Expenses

Total expenses for the three months ended March 31, 2012 and 2011 were $798,683 and $512,071, respectively.  The increase of $286,612 was the result of increases in depreciation, consulting fees, outsource service fees, salaries and wages, professional fees, insurance, offset by, decreases in data maintenance and general and administrative expense.

Consulting Fees

During the three months ended March 31, 2012, consulting fees increased to $95,816 from $79,345 during the three months ended March 31, 2011.  This increase of $16,471 was due mainly to the addition of a nurse case manager and the hiring of two temporary administrative consultants during the second quarter of 2011 and the incurring of increased consulting fees resulting from the replacement of our information technology firm in January 2012.

Additionally, in the event we see an increased level of services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers, we could experience higher consulting fees.

Salaries and Wages

Salaries and wages increased $216,932 or 104% to $425,594 from $208,662 during the three months ended March 31, 2012 compared with the three months ended March 31, 2011.  The increase in salaries and wages was primarily due to the MMC hiring a UR administrator in March 2011, two supervisors and three administrative support personnel in July 2011, one MBR administrator in January 2012 and Medex hiring a nurse case manager in October 2011 and administrative support personnel in July, November and December of 2011.  Also contributing to this increase were salary increases given to our CEO and CFO in March 2011.

Professional Fees

For the three months ended March 31, 2012, we incurred professional fees of $49,088, compared to $46,182 during the three months ended March 31, 2011.  This 6% increase in fees was primarily the result of increased accounting expenses incurred in connection with preparing our financial reports.

Insurance

During the three months ended March 31, 2012, we incurred insurance expenses of $45,737, a $16,768 increase over the prior year three month period.  The increase in 2012 was primarily due to premium increases for our employee group health medical coverage resulting from the increase in our total number of employees. We are currently reviewing our entire company insurance policies and do not expect a material increase during the remainder of this fiscal year.

Outsource Service Fees

Outsource service fees consist of costs incurred by MMC, Medex and MMM in outsourcing its MBR services and certain NCM and UR services.  We do not, at this time, have enough volume to justify creating our own MBR and UR in-house staff.  We utilize outside vendors to provide specific services for our clients, charging additional fees over and above those paid to said vendors for administration and coordination of MBR, NCM and UR services directly to the clients. We commenced outsourcing these services during the second half of 2010 and incurred $64,051 and $32,661 in outsource service fees during the three months period ended March 31, 2012 and 2011, respectively. This $31,390 increase was primarily the result of the increased demand for our MBR and UR services.

Data Maintenance

During the three months period ended March 31, 2012 we experienced a 13% decrease in data maintenance fees.  The decrease in data maintenance fees was primarily attributable to lower data maintenance costs associated with the renewal of MPN enrollees and lower prices negotiated with third party service providers.

General and Administrative

General and administrative expenses were nearly flat decreasing 1% during the three months ended March 31, 2012.  We expect current levels of general and administrative expenses to increase in future periods providing we continue to increase revenues.

Net Income

During the three months ended March 31, 2012, total revenues of $1,065,457 were higher by $515,631 when compared to the same period in 2011.   This increase in total revenues was partially offset by increases in total expenses of $286,612 resulting in income from operations of $266,774 compared to income from operations of $37,755 during three months ended March 31, 2011.  Correspondingly, we realized net income of $156,371 for the three months ended March 31, 2012, compared to net income of $26,909, during the three months ended March 31, 2011.  We expect moderate increases in revenues to continue in the second quarter of 2012, when compared to the the second quarter of 2011, to be generated from new services offered by the Company to existing and new customers in the areas of MBR and clinical, non-clinical UR and other services.

Liquidity and Capital Resources

As of March 31, 2012, we had cash on hand of $329,235 compared to $368,459 at December 31, 2011.  The $39,224 decrease in cash on hand is primarily the result of increases in our accounts receivables, prepaid expenses, and decreases in accounts payable, partially offset by increases in our net profit, depreciation, accrued expenses, income tax payable and decrease in commission draw.  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.  We do not anticipate needing to find other sources of capital at this time. However, if our revenue is lower than anticipated we may need to find other sources of capital to fund operations.

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

Cash Flow

During the three months ended March 31, 2012 cash was primarily used to fund operations. We had a net decrease in cash of $39,224 during the three months ended March 31, 2012.  See below for additional discussion and analysis of cash flow.

	For the three months ended March 31,
	2012 (unaudited)	2011 (unaudited)

Net cash provided by (used in) operating activities	$(4,357)	$46,659
Net cash used in investing activities	(33,262)	(42,723)
Net cash provided by (used in) financing activities	(1,605)	(1,497)

Net increase (decrease) in cash	$(39,224)	$2,439

During the three months ended March 31, 2012, net cash used in operating activities was $4,357, compared to net cash provided by operating activities of $46,659 during the three months ended March 31, 2011.  As discussed herein we realized net income of $156,371 during the three months ended March 31, 2012, compared to net income of $26,909 during the three months ended March 31, 2011.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of March 31, 2012:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Equipment Leases(1)	$18,490	$7,564	$10,926	$-	$-
Office Leases(2)	560,251	102,701	432,800	24,750	-
Total	$578,741	$110,265	$443,726	$24,750	$-

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

(2)
In March 2011 we commenced a new office lease agreement that runs to February 29, 2016.  In October 2011 we amended our office lease agreement to include an additional 1,640 square feet for our subsidiary MMC.  Following is our annual amended base rent for the new office space throughout the term of the lease:

Rent Period	Annual Rent Payments
Mar. 1 to Dec. 31, 2012	$102,701
Jan. 1 to Dec. 31, 2013	$140,342
Jan. 1 to Dec. 31, 2014	$144,508
Jan. 1 to Dec. 31, 2015	$147,950
Jan. 1 to Dec. 31, 2016	$24,750
Total	$560,251

Off-Balance Sheet Financing Arrangements

As of March 31, 2012 we had no off-balance sheet financing arrangements.

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

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

As a Smaller Reporting Company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, information required to be disclosed by us in the reports that we file or submit under the Exchange Act within the time periods specified in the SEC’s rules and forms and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.  Risk Factors

As a Smaller Reporting Company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 6.   Exhibits

 Exhibits.  The following exhibits are included as part of this quarterly report on Form 10-Q:

Exhibit Number	Title of Document

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	May 21, 2012	/s/ Tom Kubota
Tom Kubota Chief Executive Officer (Principal Executive Officer)

Date:	May 21, 2012	/s/ Fred Odaka
Fred Odaka Chief Financial Officer (Principal Financial Officer)