Form 10-Q
period 2012-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2012-08-13
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

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

As of August 10, 2012, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Information
Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current Assets
Cash	$458,764	$368,459
Accounts receivable, net of allowance of $20,000	999,322	523,864
Income tax receivable	3,998	3,998
Commission draw	25,354	29,853
Prepaid expenses	34,900	53,947
Total current assets	1,522,338	980,121

Property and equipment, net
Computer equipment	93,578	80,963
Furniture & fixtures	79,820	56,471
Office equipment	26,560	12,537
Office equipment under capital lease	25,543	25,543
Total property & equipment	225,501	175,514
Less: accumulated depreciation and amortization	(116,745)	(104,294)
Net property & equipment	108,756	71,220

Other assets	8,158	8,158
Total assets	$1,639,252	$1,059,499

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$30,526	$86,482
Accrued expenses	190,251	126,770
Income tax payable	235,981	1,611
Current obligation under capital lease	6,827	6,592
Deferred rent expense	25,113	21,903
Deferred tax liability	5,404	5,404
Unearned revenue	2,936	7,803
Total current liabilities	497,038	256,565

Long term liabilities
Noncurrent obligation under capital lease	3,596	7,069
Total liabilities	500,634	263,634

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $0.001 par value; 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings (deficit)	514,187	171,434
Total stockholders' equity	1,138,618	795,865
Total liabilities and stockholders’ equity	$1,639,252	$1,059,499

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended June 30,		For six months ended June 30,
	2012	2011	2012	2011

Revenues:
HCO fees	$192,240	$187,213	$390,497	$360,469
MPN fees	181,310	147,363	364,346	284,670
Other	750,361	279,101	1,434,525	518,364
Total revenues	1,123,911	613,677	2,189,368	1,163,503

Expenses:
Depreciation & amortization	6,659	3,682	12,452	5,788
Consulting fees	114,877	105,882	210,693	185,227
Salaries & wages	369,604	219,974	795,198	428,636
Professional fees	69,187	50,770	118,275	96,952
Insurance	52,170	38,212	97,907	67,181
Outsource service fees	81,371	30,965	145,422	63,626
Data maintenance	13,853	9,249	20,684	17,093
General & administrative	107,291	87,223	213,064	193,525
Total expenses	815,012	545,957	1,613,695	1,058,028

Income from operations	308,899	67,720	575,673	105,475

Other income (expense):
Loss on disposal of assets	-	-	-	(1,564)
Interest income	191	252	381	536
Rental income	750	-	1,500
Interest (expense)	(201)	(311)	(431)	(649)
Total other income (expense)	740	(59)	1,450	(1,677)

Income before taxes	309,639	67,661	577,123	103,798

Income tax provision	123,257	22,283	234,370	31,511

Net income	$186,382	$45,378	$342,753	$72,287

Basic and fully diluted earnings per share:
Earnings per share amount	$.23	$.06	$.43	$.09
Weighted average common shares outstanding	802,424	802,424	802,424	802,424

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$342,753	$72,287
Adjustments to reconcile net income to net cash:
Depreciation and amortization	12,451	5,788
Loss on disposition of assets	-	1,564
Changes in operating assets & liabilities
(Increase) in accounts receivable	(475,458)	(118,763)
Decrease in deferred tax asset	-	5,400
(Increase) in prepaid income tax	-	(34,200)
Decrease in income tax receivable	-	35,100
Decrease (increase) in commission draw	4,499	(9,637)
Decrease in prepaid expenses	19,047	21,807
Decrease in accounts payable	(55,956)	62,697
Increase (decrease) in accrued expenses	63,481	(3,397)
Increase in income tax payable	234,370	31,183
Increase in deferred rent expense	3,210	17,698
(Decrease) in unearned revenue	(4,867)	(2,543)
Net cash provided by operating activities	143,530	84,984

Cash flows from investing activities
Purchases of furniture & equipment	(49,987)	(48,213)
Purchase of office equipment under capital lease	-	-
Net cash used by investing activities	(49,987)	(48,213)

Cash flows from financing activities
Increase in obligation under capital lease	-	-
Payment of obligation under capital lease	(3,238)	(3,020)
Net cash used in financing activities	(3,238)	(3,020)
Increase in cash	90,305	33,751
Cash at beginning of period	368,459	349,552
Cash at end of period	$458,764	$383,303
Supplemental Cash Flow Information
Cash paid (refunded) for:
Interest	$649	$676
Taxes refunded	$-	$(38,318)
Taxes paid	$-	$32,346

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2012

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2011.  Operating results for the six-months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

Results of Operations

Comparison of the three months ended June 30, 2012 and 2011

Revenue

The total number of employee enrollees increased 27% during three months ended June 30, 2012 compared to June 30, 2011 Total revenues increased 81% to $1,123,911.  As of June 30, 2012, we had approximately 403,000 total enrollees.  Enrollment consisted of approximately 64,000 HCO enrollees and 339,000 MPN enrollees.  By comparison as of June 30, 2011 we had approximately 318,000 total enrollees, including approximately 49,300 HCO enrollees and approximately 268,700 MPN enrollees.

The net increase in HCO and MPN enrollees of approximately 14,700 and 70,300, respectively from June 30, 2011 to June 30, 2012, was mainly the result of increased enrollment realized by our existing customers and the addition of four new HCO customers and three new MPN customers.  Even though HCO enrollment increased approximately 22% year-on-year, compared to the quarter ended March 31, 2012, HCO enrollment decreased by 1,000 enrollees.  By comparison, MPN enrollment increased by 16,000 enrollees quarter-on-quarter.  While the economic slowdown impacted our revenue throughout fiscal 2011, we anticipate revenue will continue to be moderately higher throughout fiscal 2012.

In the current economic environment, we anticipate businesses will continue to seek ways to reduce their workers’ compensation program costs.  As a result, we expect to experience client turnover, in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of existing services.  We also anticipate our market may shrink as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.  In response to the changing market, we have sought to expand our marketing efforts for some of the additional services we now offer our clients.  As a result, during the quarter ended June 30, 2012, we realized increases in our MBR and UR services fee revenues.

HCO Fees

During the three months ended June 30, 2012 and 2011, HCO fee revenues were $192,240 and $187,213, respectively.  While HCO enrollment increased 30% during the quarter ended June 30, 2012, we realized only a 3% increase in revenue from HCO fees when compared to the same period last year.  The percentage increase in enrollment outpaced the percentage increase in revenue by 27%.  This was the result of changes in our fee structure and our offering bundled services, including MBR, UR and NCM services to a number of new clients, which resulted in increased enrollment, without increasing HCO fees charged.

MPN Fees

MPN Fee revenues for the three months ended June 30, 2012 were $181,310 compared to $147,363 for the three months ended June 30, 2011.  During the quarter ended June 30, 2012 we realized a 26% increase in MPN enrollment when compared the same period 2011 and a corresponding 23% increase in revenues.

Other Fees

Other fees consist of revenues derived from MBR, NCM, UR, lien representation services and network claims repricing services provided by Medex, MMC, MMM and MLS. Other fee revenues for the three months ended June 30, 2012 and 2011 were $750,361 and $279,101, respectively.

Our MBR and UR revenues increased by $180,083 and $152,280 during the second fiscal quarter 2012, respectively, when compared to the same period of fiscal 2011.  MBR and UR service revenues grew largely as a result of increased marketing efforts by MMC in these areas of our business.

NCM revenues increased $67,754 to $155,014 primarily as a result of increased customer employee enrollment. We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services.

Our network claims repricing fees are generated from certain customers’ split cost savings generated from their PPO.  Network claims re-pricing fees increased from $15,420 during the three months ended June 30, 2011 to $68,542 during the three months ended June 30, 2012 resulting primarily from the addition of two new customers during the fourth quarter 2011.

We commenced offering lien representation services in February 2012 and recorded revenues totaling $18,021 for the quarter ended June 30, 2012.

Expenses

Total expenses for the three months ended June 30, 2012 and 2011 were $815,012 and $545,957, respectively.  The increase of $269,055 was the result of increases in depreciation, consulting fees, outsource service fees, salaries and wages, professional fees, insurance, data maintenance and general and administrative expense.

Consulting Fees,

During the three months ended June 30, 2012, consulting fees increased to $114,877 from $105,882 during the three months ended June 30, 2011.  This increase of $8,995 was due mainly from the higher fees incurred resulting from the replacement of our information technology firm in January 2012

Additionally, in the event we see an increased level of services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers, we could experience higher consulting fees.

Salaries and Wages

Salaries and wages increased $149,630 or 41% to $369,604 during the three months ended June 30, 2012 compared with the three months ended June 30, 2011.  The increase in salaries and wages was primarily due to the MMC hiring two supervisors and three administrative support personnel in July 2011, one MBR administrator in January 2012 and Medex hiring a nurse case manager in October 2011, an administrative support personnel in July, November and December of 2011 and three temporary support personnel in June 2012.

Professional Fees

For the three months ended June 30, 2012, we incurred professional fees of $69,187, compared to $50,770 during the three months ended June 30, 2011.  This 36% increase in fees was primarily the result of increased accounting and legal expenses incurred in connection with preparing our financial reports.

Insurance

During the three months ended June 30, 2012, we incurred insurance expenses of $52,170, a $13,958 increase over the prior year three-month period.  The increase in 2012 was primarily due to premium increases for our employee group health medical coverage resulting from the increase in our total number of employees. We are currently reviewing our entire company insurance policies and do not expect a material increase during the remainder of this fiscal year.

Outsource Service Fees

Outsource service fees consist of costs incurred by MMC, Medex and MMM in outsourcing its MBR services and certain NCM and UR services.  We do not, at this time, have enough volume to justify creating our own MBR and UR in-house staff.  We utilize outside vendors to provide specific services for our clients, charging additional fees over and above those paid to vendors for administration and coordination of MBR, NCM and UR services directly to the clients. We incurred $81,371 and $30,965 in outsource service fees during the three month periods ended June 30, 2012 and 2011, respectively. This $50,406 increase was primarily the result of the increased demand for our MBR and UR services.

Data Maintenance

During the three months period ended June 30, 2012 we experienced a 50% increase in data maintenance fees.  The increase in data maintenance fees was primarily attributable to increased data maintenance costs associated with the increase in MPN enrollees, offset by lower prices negotiated with third party service providers.

General and Administrative

During the three months ended June 30, 2012, we incurred general and administrative expenses of $107,291, a $20,068 increase over the prior year three-month period.  The increase in 2012 was primarily the result of higher rent expenses incurred by leasing addition space during January 2012 and increased travel and entertainment expense.

Net Income

During the three months ended June 30, 2012, total revenues of $1,123,911 were higher by $510,234 when compared to the same period in 2011.  This increase in total revenues was partially offset by increases in total expenses of $269,055 resulting in income from operations of $308,899 compared to income from operations of $67,720 during three months ended June 30, 2011.  Correspondingly, we realized net income of $186,382 for the three months ended June 30, 2012, compared to net income of $45,378, during the three months ended June 30, 2011.  We expect moderate increases in revenues to continue in the third quarter of 2012, when compared to the third quarter of 2011, to be generated from new services offered by the Company to existing and new customers in the areas of MBR and clinical, non-clinical UR and other services.

Comparison of the six months ended June 30, 2012 and 2011

Revenue

The total number of employee enrollees increased 27% during six months ended June 30, 2012 compared to June 30, 2011.  Total revenues increased 88% to $2,189,368.

The net increase in HCO and MPN enrollees of approximately 14,700 and 70,300, respectively, was mainly the result of adding four major HCO customers and three major MPN customers.  During the six months ended June 30, 2012, we have also been able to increase our MBR and UR services revenues.

HCO Fees

During the six months ended June 30, 2012 and 2011 HCO fee revenues were $390,497 and $360,469 respectively.  While HCO enrollment increased 30% during the six months ended June 30, 2012, we realized only a 8% increase in revenue from HCO fees when compared to the same period last year.  As noted above, the percentage increase in enrollment outpaced the percentage increase in revenue as a result of the lower fee schedule for our new customers compared to the same period last year.

MPN Fees

MPN Fee revenues for the six months ended June 30, 2012 were $364,346 compared to $284,670 for the six months ended June 30, 2011.  We had an increase in MPN enrollment of 26% during the six months ended June 30, 2012, as noted above, which resulted in a 28% increase in MPN revenues compared to the same period 2011.

Other Fees

As mentioned above other fees consist of revenues derived from MBR, NCM, UR, lien representation services and network claims repricing services provided by Medex, MMC, MMM and MLS. Other fee revenues for the six months ended June 30, 2012 and 2011 were $1,434,525 and $518,364, respectively.

During the six months ended June 30, 2012, MBR and UR revenues increased by $372,500 and $274,175, respectively, when compared to the same period of fiscal 2011.  MBR and UR service revenues grew largely as a result of increased marketing efforts by MMC in these areas of our business.

During the six months ended June 30, 2012 and 2011, NCM revenue was $297,406 and $152,411, respectively. This increase of $144,995 was primarily the result of increased customer employee enrollment.

We commenced offering lien representation services in February 2012 and have recorded revenues totaling $22,286 for the six month period ended June 30, 2012.  We did not offer such services during the six months ended June 30, 2011.

During the six months period ended June 30, 2012 and 2011, network claims repricing fees were $136,688 and $34,484, respectively.

Expenses

Total expenses for the six months ended June 30, 2012 and 2011 were $1,613,695 and $1,058,028, respectively. The increase of $555,667 was the result of increases in depreciation, consulting fees, outsource service fees, salaries and wages, professional fees, insurance, data maintenance and general and administrative expense.

Consulting Fees

During the six months ended June 30, 2012, consulting fees increased to $210,693 from $185,227 during the six months ended June 30, 2011.  This increase in consulting fees of $25,466 was due mainly to the addition of a nurse case manager and the hiring of a temporary administrative consultant during June 2011 and January 2012, respectively and the incurring of increased consulting fees resulting from the replacement of our information technology firm in January 2012.

Salaries and Wages

Salaries and wages increased $366,562 or 86% to $795,198 during the six months ended June 30, 2012 compared with the six months ended June 30, 2011.  The increase in salaries and wages was primarily due to MMC hiring two supervisors and three administrative support personnel in July 2011, one MBR administrator in January 2012 and Medex hiring a nurse case manager in October 2011, an administrative support personnel in July, November and December of 2011 and three temporary support personnel in June 2012.

Professional Fees

For the six months ended June 30, 2012, we incurred professional fees of $118,275 compared to $96,952 during the six months ended June 30, 2011.  This 22% increase in professional fees was primarily the result of increased accounting fees, legal fees and professional fees paid for nurse case management services.

Insurance

During the six months ended June 30, 2012, we incurred insurance expenses of $97,907 an increase of $30,726 over the same six-month period of 2011. The increase in 2012 was primarily due to premium increases for our employee group health medical coverage resulting from the increase in our total number of employees. We are currently reviewing our entire company insurance policies and do not expect a material increase during the remainder of this fiscal year.

Outsource Service Fees

As discussed above, outsource service fees consist of costs incurred by our subsidiaries in outsourcing its MBR services and certain NCM and UR services.  We incurred $145,422 and $63,626 in outsource service fees during the six month periods ended June 30, 2012 and 2011, respectively

Data Maintenance

During the six months ended June 30, 2012 we experienced a 30% increase in HCO enrollment and a 26% increase in MPN enrollment, resulting in an overall enrollment increase of 27%. As a result, data maintenance fees increased 21% to $20,684 during the six months ended June 30, 2012.  The increase in data maintenance fees is primarily attributable to higher data maintenance costs associated with the increased employee enrollment offset by lower prices negotiated with third party service providers.

General and Administrative

General and administrative expenses increased 10% to $213,064 during the six months ended June 30, 2012.  The increase in general and administrative expense was primarily attributable to increases in internet expense, license and permits, office supplies, postage expense and dues and subscriptions, equipment repairs, moving expense, parking expense, and printing and reproduction expense. Provided we continue to add new customers at our current rate, we expect current levels of general and administrative expenses to increase during the remainder of this fiscal year.

Net Income

We realized net income of $342,753 for the six months ended June 30, 2012 compared to a net income of $72,287, during the six months ended June 30, 2011.  We expect moderate increases in revenues to continue in the nine-month period ending September 30, 2012, when compared to the corresponding nine-month period of 2011, to be generated primarily from new services offered by the Company to our existing and new customers in the areas of MBR and clinical and non-clinical UR and other services.

Liquidity and Capital Resources

As of June 30, 2012, we had cash on hand of $458,764 compared to $368,459 at December 31, 2011.  The $90,305 increase in cash on hand is primarily the result of increases in our net profit decrease in prepaid expenses, and increases in accrued expense and income tax payable, partially offset by increases in account receivables, a decrease in accounts payable and the purchase of furniture and equipment.  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.  We do not anticipate needing to find other sources of capital at this time. However, if our revenue is lower than anticipated we may need to find other sources of capital to fund operations.

We currently have budgeted approximately $50,000 for capital expenditures planned for the third quarter of this year and do not anticipate needing to seek outside sources of funding during the remainder of the current year.  We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing.  Given current credit conditions, there is no assurance that we could be successful in obtaining additional debt financing on favorable terms, or at all.  Similarly, given current market and economic conditions there is no guarantee that we could negotiate appropriate equity financing.

Cash Flow

During the six months ended June 30, 2012 cash was primarily used to fund operations. We had a net increase in cash of $90,305 during the six months ended June 30, 2012.  See below for additional discussion and analysis of cash flow.

	For the six months ended June 30,
	2012 (unaudited)	2011 (unaudited)

Net cash provided by operating activities	$143,530	$84,984
Net cash used in investing activities	(49,987)	(48,213)
Net cash used in financing activities	(3,238)	(3,020)

Net Change in Cash	$90,305	$33,751

During the six months ended June 30, 2012 net cash provided by operating activities was $143,530, compared to net cash provided by operating activities of $84,984 during the six months ended June 30, 2011.  As discussed herein we realized net income of $342,753 during the six months ended June 30, 2012, compared to net income of $72,287 during the six months ended June 30, 2011.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of June 30, 2012:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Equipment Leases(1)	$15,969	$5,043	$10,926	$-	$-
Office Leases(2)	526,018	68,468	432,800	24,750	-
Total	$541,987	$73,511	$443,726	$24,750	$-

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

(2)
On March 1, 2011 we commenced a new office lease agreement that runs to February 29, 2016.  Unlike our previous arrangements, the new office space is sufficient for PHCO and each of our subsidiaries. Following is our annual base rent for the new office space throughout the term of the lease:

Rent Period	Annual Rent Payments
Jul. 1 to Dec. 31, 2012	$68,468
Jan. 1 to Dec. 31, 2013	$140,342
Jan. 1 to Dec. 31, 2014	$144,508
Jan. 1 to Dec. 31, 2015	$147,950
Jan. 1 to Feb. 29, 2016	$24,750
Total	$526,018

Off-Balance Sheet Financing Arrangements

As of June 30, 2012 we had no off-balance sheet financing arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.  Risk Factors

As a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 6.   Exhibits

 Exhibits.  The following exhibits are included as part of this Quarterly Report:

Exhibit Number	Title of Document

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Dcoument

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	August 13, 2012	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	August 13, 2012	/s/ Fred Odaka
Fred Odaka Chief Financial Officer