Form 10-Q
period 2012-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2012-11-14
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012

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

 As of November 9, 2012, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Information
Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current Assets
Cash	$407,754	$368,459
Accounts receivable, net of allowance of $20,000	1,359,467	523,864
Income tax receivable	3,998	3,998
Prepaid income tax	61,511	-
Commission draw	503	29,853
Prepaid expenses	49,127	53,947
Total current assets	1,882,360	980,121

Property and equipment, net
Computer equipment	106,732	80,963
Furniture & fixtures	80,230	56,471
Office equipment	26,560	12,537
Office equipment under capital lease	25,543	25,543
Total property & equipment	239,065	175,514
Less: accumulated depreciation and amortization	(123,898)	(104,294)
Net property & equipment	115,167	71,220

Other assets	8,158	8,158
Total assets	$2,005,685	$1,059,499

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$32,769	$86,482
Accrued expenses	240,216	126,770
Income tax payable	363,555	1,611
Current obligation under capital lease	6,947	6,592
Deferred rent expense	25,032	21,903
Deferred tax liability	5,404	5,404
Unearned revenue	4,757	7,803
Total current liabilities	678,680	256,565

Long term liabilities
Noncurrent obligation under capital lease	1,814	7,069
Total liabilities	680,494	263,634

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $0.001 par value; 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings (deficit)	700,760	171,434
Total stockholders' equity	1,325,191	795,865
Total liabilities and stockholders’ equity	$2,005,685	$1,059,499

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended September 30,		For nine months ended September 30,
	2012	2011	2012	2011

Revenues:
HCO fees	$301,077	$205,362	$691,574	$565,831
MPN fees	205,238	171,092	569,584	455,761
Other	820,486	487,943	2,255,011	1,006,308
Total revenues	1,326,801	864,397	3,516,169	2,027,900

Expenses:
Depreciation & amortization	7,153	3,903	19,605	9,691
Consulting fees	143,326	93,946	354,019	279,173
Salaries & wages	440,890	363,206	1,236,088	791,842
Professional fees	77,558	49,428	195,833	146,380
Insurance	54,854	40,766	152,761	107,947
Outsource service fees	114,550	57,199	259,972	120,825
Data maintenance	31,285	19,370	51,969	36,463
General & administrative	143,285	107,987	356,349	301,512
Total expenses	1,012,901	735,805	2,626,596	1,793,833

Income from operations	313,900	128,592	889,573	234,067

Other income (expense):
Loss on disposal of assets	-	-	-	(1,564)
Interest income	170	224	551	760
Rental income	250	-	1,750
Interest (expense)	(173)	(285)	(604)	(934)
Total other income (expense)	247	(61)	1,697	(1,738)

Income before taxes	314,147	128,531	891,270	232,329

Income tax provision	127,574	53,671	361,944	85,182

Net income	$186,573	$74,860	$529,326	$147,147

Basic and fully diluted earnings per share:
Earnings per share amount	$.23	$.09	$.66	$.18
Weighted average common shares outstanding	802,424	802,424	802,424	802,424

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$529,326	$147,147
Adjustments to reconcile net income to net cash:
Depreciation and amortization	19,604	9,691
Loss on disposition of assets	-	1,564
Changes in operating assets & liabilities
(Increase) in accounts receivable	(835,603)	(274,120)
Decrease in deferred tax asset	-	5,400
(Increase) in prepaid income tax	(61,511)	(108,800)
Decrease in income tax receivable	-	35,100
Decrease (increase) in commission draw	29,350	(5,760)
Decrease in prepaid expenses	4,820	26,203
(Decrease) increase in accounts payable	(53,713)	30,714
Increase in accrued expenses	113,446	91,969
Increase in income tax payable	361,944	84,854
Increase in deferred rent expense	3,129	18,414
(Decrease) in unearned revenue	(3,046)	(4,720)
Net cash provided by operating activities	107,746	57,656

Cash flows from investing activities
Purchases of furniture & equipment	(63,551)	(50,443)
Net cash used by investing activities	(63,551)	(50,443)

Cash flows from financing activities
Payment of obligation under capital lease	(4,900)	(4,570)
Net cash provided by (used in) financing activities	(4,900)	(4,570)
Increase in cash	39,295	2,643
Cash at beginning of period	368,459	349,552
Cash at end of period	$407,754	$352,195
Supplemental Cash Flow Information
Cash paid (refunded) for:
Interest	$604	$649
Taxes refunded	$-	$(38,718)
Taxes paid	$61,511	$107,346

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2012

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2011.  Operating results for the nine-months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

NOTE 2 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Item 2.   Management’s Discussion and Analysis of Financial Statements and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate” “projected” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

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

Results of Operations

Comparison of the three months ended September 30, 2012 and 2011

Revenue

The total number of employee enrollees increased 27% during three months ended September 30, 2012 compared to September 30, 2011.  Total revenues increased 53% to $1,326,801.  As of September 30, 2012, we had approximately 442,000 total enrollees.  Enrollment consisted of approximately 76,000 HCO enrollees and 366,000 MPN enrollees.  By comparison as of September 30, 2011 we had approximately 348,000 total enrollees, including approximately 55,000 HCO enrollees and approximately 293,000 MPN enrollees.

The net increase in HCO and MPN enrollees of approximately 21,000 and 73,000, respectively from September 30, 2011 to September 30, 2012, was mainly the result of increased enrollment realized by our existing customers and the addition of four new HCO customers and three new MPN customers.  Even through HCO revenues increased approximately 47%, compared to the quarter ended September 30, 2011, HCO enrollment only increased by 38%.  By comparison, MPN revenues increased by 20% and enrollment increased by 25%.  While the economic slowdown impacted our revenue throughout fiscal 2011, we anticipate HCO and MPN revenues will continue to be slightly higher during the fourth quarter of fiscal 2012.

In the current economic environment, we anticipate businesses will continue to seek ways to reduce their workers’ compensation program costs.  As a result, we expect to experience client turnover, in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of existing services.  We also anticipate our market may shrink as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.  In response to the changing market, we have sought to expand our marketing efforts for some of the additional services we now offer our clients.  As a result, during the quarter ended September 30, 2012, we realized increases in our MBR and UR services fee revenues.

HCO Fees

During the three months ended September 30, 2012 and 2011, HCO fee revenues were $301,077 and $205,362, respectively.  While HCO enrollment increased 38% during the quarter ended September 30, 2012, we realized a 47% increase in revenue from HCO fees when compared to the same period last year.  The percentage increase in revenues outpaced the percentage increase in enrollment by 8%.  This was the result of an increase in the volume of claims network fees to a number of new clients which resulted in increased revenues.  We expect HCO revenues in the fourth quarter of 2012 to be slightly higher when compared to the quarter ended September 30, 2012 resulting mainly from increased network claims fees and network access fees.

MPN Fees

MPN Fee revenues for the three months ended September 30, 2012 were $205,238 compared to $171,092 for the three months ended September 30, 2011.  During the quarter ended September 30, 2012 we realized a 25% increase in MPN enrollment when compared the same period 2011 and a corresponding 20% increase in revenues.  Although MPN enrollment increased 25%, MPN revenues increased by only 20% because of differing fee terms, unbundling of services, price competition and similar factors during the three months ended September 30, 2012. MPN fee revenue for the fourth quarter of fiscal 2012 is expected to increase over the 3rd quarter 2012 due to increases in MPN enrollment.

Other Fees

Other fees consist of revenues derived from MBR, NCM, UR, lien representation services and network claims repricing services provided by Medex, MMC, MMM and MLS. Other fee revenues for the three months ended September 30, 2012 and 2011 were $820,486 and $487,943, respectively.

Our MBR and UR revenues increased by $82,436 and $70,786 during the third fiscal quarter 2012, respectively, when compared to the same period of fiscal 2011.  MBR and UR service revenues grew largely as a result of increased marketing efforts by MMC in these areas of our business.  We expect MBR and UR revenues for the fourth quarter of 2012 to remain constant when compared to the third quarter of 2012 resulting from lower levels of hospital PPO fees offset by higher employee enrollment when compared to the third quarter of 2012.

NCM revenues increased $113,394 to $220,371 primarily as a result of increased customer employee enrollment. We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services. NCM revenues for the fourth quarter of 2012 is expected to remain constant when compared to the third quarter of 2012 due to decreased revenue expected from one customer and increased estimated revenue from two new customers.

Our network claims repricing fees are generated from certain customers’ split cost savings generated from their PPO.  Network claims repricing fees increased from $20,668 during the three months ended September 30, 2011 to $62,160 during the three months ended September 30, 2012 resulting primarily from the addition of two new customers during the fourth quarter 2011.

We commenced offering lien representation services in February 2012 and recorded revenues totaling $24,434 for the quarter ended September 30, 2012.

Expenses

Total expenses for the three months ended September 30, 2012 and 2011 were $1,012,901 and $735,805, respectively.  The increase of $277,096 was the result of increases in all expense categories averaging an increase of 38%.

Consulting Fees,

During the three months ended September 30, 2012, consulting fees increased to $143,326 from $93,946 during the three months ended September 30, 2011.  This increase of $49,380 was mainly due to higher fees incurred in connection with replacing our information technology firm in January 2012 and June 2012, together with the addition of three temporary administrative staff consultants.

Additionally, in the event we see an increased level of services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers, we could experience higher consulting fees.

Salaries and Wages

Salaries and wages increased $77,684 or 21% to $440,890 during the three months ended September 30, 2012 compared with the three months ended September 30, 2011.  The increase in salaries and wages was primarily due to MMC hiring one MBR administrator in January 2012 and Medex hiring a nurse case manager in October 2011, and administrative support personnel in November and December of 2011 and three temporary support personnel in June 2012. The Senior Vice President of Medex was promoted to COO effective September 1, 2012 and received an increase in annual salary in connection with this promotion.  In addition, the CEO and CFO of PHCO received an increase in their annual salaries in September 2012 and the CEO was paid a bonus/vacation payment in July 2012.

Professional Fees

For the three months ended September 30, 2012, we incurred professional fees of $77,558, compared to $49,428 during the three months ended September 30, 2011.  This 57% increase in fees was primarily attributable to an increase in requests for the assignment of professional field case management nurses. These contracted nurses attend medical appointments on behalf of MMM. These invoiced fees are marked up by MMM and billed to each customer. Increased accounting fees in connection with preparing our financial reports also contributed to this increase.

Insurance

During the three months ended September 30, 2012, we incurred insurance expenses of $54,854, a $14,088 increase over the prior year three-month period.  The increase in 2012 was due to premium increases for our employee group health medical coverage resulting from the increase in our total number of employees and increased premiums for our workers’ compensation insurance. We are currently reviewing all of our company insurance policies and do not expect a material increase during the remainder of this fiscal year.

Outsource Service Fees

Outsource service fees consist of costs incurred by MMC, Medex and MMM in outsourcing its MBR services and certain NCM and UR services.  We do not, at this time, have enough volume to justify creating our own MBR and UR in-house staff.  We utilize outside vendors to provide specific services for our clients, charging additional fees over and above those paid to vendors for administration and coordination of MBR, NCM and UR services directly to the clients. We incurred $114,550 and $57,199 in outsource service fees during the three month periods ended September 30, 2012 and 2011, respectively. This $57,351 increase was primarily the result of the increased demand for our MBR, UR and NCM services.

Data Maintenance

During the three months period ended September 30, 2012 we experienced a 62% increase in data maintenance fees.  The increase in data maintenance fees was primarily attributable to increased data maintenance costs associated with the increase in MPN and HCO enrollees.

General and Administrative

During the three months ended September 30, 2012, we incurred general and administrative expenses of $143,285 a $35,298 increase over the prior year three-month period.  The increase in 2012 was primarily the result of higher rent expenses incurred by leasing addition space during January 2012, vacation expense and internet expenses.

Net Income

During the three months ended September 30, 2012, total revenues of $1,326,801 were higher by $462,404 when compared to the same period in 2011.  This increase in total revenues was partially offset by increases in total expenses of $277,096 resulting in income from operations of $313,900 compared to income from operations of $128,592 during three months ended September 30, 2011.  Correspondingly, we realized net income of $186,573 for the three months ended September 30, 2012, compared to net income of $74,860, during the three months ended September 30, 2011.  We believe revenue growth in the fourth quarter will level off and starting first quarter of 2013, we expect moderate revenues increases to be generated from new services offered by the Company to existing and new customers in the areas of MBR, clinical and non-clinical UR, and other services.

Comparison of the nine months ended September 30, 2012 and 2011

Revenue

The total number of employee enrollees increased 27% during nine months ended September 30, 2012 compared to September 30, 2011.  Total revenues increased 73% to $3,516,169.

The net increase in HCO and MPN enrollees of approximately 21,000 and 73,000, respectively, was mainly the result of adding four major HCO customers and three major MPN customers.  During the nine months ended September 30, 2012, we have also been able to increase our MBR and UR services revenues.

HCO Fees

During the nine months ended September 30, 2012 and 2011 HCO fee revenues were $691,574 and $565,831 respectively.  As noted above, while HCO enrollment increased 38% during the nine months ended September 30, 2012, we realized a 22% increase in revenue from HCO fees when compared to the same period last year.  The percentage increase in enrollment outpaced the percentage increase in revenue by 16%.   Although HCO enrollment increased 38%, HCO revenues increased by only 22% because of lower monthly HCO fees, unbundling of services, price competition and similar factors, partially offset by higher claims network fees and increased enrollment during the three months ended September 30, 2012.

MPN Fees

MPN Fee revenues for the nine months ended September 30, 2012 were $569,584 compared to $455,761 for the nine months ended September 30, 2011.  We had an increase in MPN enrollment of 25% during the nine months ended September 30, 2012, as noted above, which resulted in a 22% increase in MPN revenues compared to the same period 2011.

Other Fees

As mentioned above other fees consist of revenues derived from MBR, NCM, UR, lien representation services and network claims repricing services provided by Medex, MMC, MMM and MLS. Other fee revenues for the nine months ended September 30, 2012 and 2011 were $2,255,011 and $1,006,308, respectively.

During the nine months ended September 30, 2012, MBR and UR revenues increased by $454,936 and $344,961, respectively, when compared to the same period of fiscal 2011.  MBR and UR service revenues grew largely as a result of increased marketing efforts by MMC in these areas of our business.

During the nine months ended September 30, 2012 and 2011, NCM revenue was $517,777 and $259,388, respectively. This increase of $258,389 was primarily the result of increased customer employee enrollment.

We commenced offering lien representation services in February 2012 and have recorded revenues totaling $46,720 for the nine month period ended September 30, 2012.  We did not offer such services during the nine months ended September 30, 2011.

During the nine months period ended September 30, 2012 and 2011, network claims repricing fees were $198,849 and $55,152, respectively.

Expenses

Total expenses for the nine months ended September 30, 2012 and 2011 were $2,626,596 and $1,793,833, respectively. The increase of $832,763 was the primarily the result of increases in consulting fees, depreciation, outsource service fees, salaries and wages, professional fees, insurance, data maintenance and general and administrative expense.

Consulting Fees

During the nine months ended September 30, 2012, consulting fees increased to $354,019 from $279,173 during the nine months ended September 30, 2011.  This increase in consulting fees of $74,846 was due mainly to the addition of a temporary administrative consultant during January 2012 and the incurring of increased consulting fees in connection with replacing our information technology firm in January 2012 and June 2012, together with the addition of three temporary administrative staff consultants in the third quarter of 2012.

Salaries and Wages

Salaries and wages increased $444,246 or 56% to $1,236,088 during the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011.  The increase in salaries and wages was primarily due to MMC hiring one MBR administrator in January 2012 and Medex hiring a nurse case manager in October 2011, an administrative support personnel in July, November and December of 2011 and three temporary support personnel in June 2012. The Senior Vice President of Medex was promoted to COO effective September 1, 2012 and received an increase in annual salary in connection with this promotion.  In addition, the CEO and CFO of PHCO received in September 2012, an increase in their annual salaries and the CEO was paid a bonus/vacation payment in July 2012.

Professional Fees

For the nine months ended September 30, 2012, we incurred professional fees of $195,833 compared to $146,380 during the nine months ended September 30, 2011.  This 34% increase in professional fees was primarily attributable to an increase in requests for the assignment of professional field case management nurses. These contracted nurses attend medical appointments on behalf of MMM. These invoiced fees are marked up by MMM and billed to each customer. Increased accounting fees in connection with preparing our financial reports also contributed to this increase.

Insurance

During the nine months ended September 30, 2012, we incurred insurance expenses of $152,761 an increase of $44,814 over the same nine-month period of 2011. The increase in 2012 was primarily due to premium increases for our employee group health medical coverage resulting from the increase in our total number of employees and increased premiums for our workers’ compensation insurance. We are currently reviewing all of company insurance policies and do not expect a material increase during the remainder of this fiscal year.

Outsource Service Fees

As discussed above, outsource service fees consist of costs incurred by our subsidiaries in outsourcing its MBR services and certain NCM and UR services.  We incurred $259,972 and $120,825 in outsource service fees during the nine month periods ended September 30, 2012 and 2011, respectively

Data Maintenance

During the nine months ended September 30, 2012, we incurred a 42% increase in data maintenance fees.  The increase in data maintenance fees was primarily attributable to increased data maintenance costs associated with the increase in MPN and HCO enrollees.

General and Administrative

General and administrative expenses increased 18% to $356,349 during the nine months ended September 30, 2012.  The increase in general and administrative expense was primarily attributable to increases in internet expense, license and permits, office supplies, postage expense and rent expense partially offset with decreases in dues and subscriptions, employment agency fees, equipment repairs, moving expense and telephone expense. Provided we continue to add new customers at our current rate, we expect current levels of general and administrative expenses to increase during the remainder of this fiscal year.

Net Income

We realized net income of $529,326 for the nine months ended September 30, 2012 compared to a net income of $147,147, during the nine months ended September 30, 2011.  We expect moderate increases in revenues to continue in the nine-month period ending September 30, 2012, when compared to the corresponding nine-month period of 2011, to be generated primarily from new services offered by the Company to our existing and new customers in the areas of MBR and clinical and non-clinical UR and other services.

Liquidity and Capital Resources

           As of September 30, 2012, we had cash on hand of $407,754 compared to $368,459 at December 31, 2011.  The $39,295 increase in cash on hand is primarily the result of increases in our net profit, depreciation, accrued expense and income tax payable and decreases in commission draw and prepaid expenses, which were partially offset by increases in account receivables and prepaid taxes, a decrease in accounts payable and the purchase of furniture and equipment.  We believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.  We do not anticipate needing to find other sources of capital at this time. However, if our revenue is lower than anticipated we may need to find other sources of capital to fund operations.

We currently have budgeted approximately $55,000 for capital expenditures planned for the fourth quarter of this year and do not anticipate needing to seek outside sources of funding during the remainder of the current year.  We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing.  Given current credit conditions, there is no assurance that we could be successful in obtaining additional debt financing on favorable terms, or at all.  Similarly, given current market and economic conditions there is no guarantee that we could negotiate appropriate equity financing.

Cash Flow

During the nine months ended September 30, 2012 cash was primarily used to fund operations. We had a net increase in cash of $39,295 during the nine months ended September 30, 2012.  See below for additional discussion and analysis of cash flow.

	For the nine months ended September 30,
	2012 (unaudited)	2011 (unaudited)

Net cash provided by operating activities	$107,746	$57,656
Net cash used in investing activities	(63,551)	(50,443)
Net cash used in financing activities	(4,900)	(4,570)

Net Change in Cash	$39,295	$2,643

During the nine months ended September 30, 2012 net cash provided by operating activities was $107,746, compared to net cash provided by operating activities of $57,656 during the nine months ended September 30, 2011.  As discussed herein we realized net income of $529,326 during the nine months ended September 30, 2012, compared to net income of $147,147 during the nine months ended September 30, 2011.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of September 30, 2012:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Equipment Leases(1)	$13,447	$2,521	$10,926	$-	$-
Office Leases(2)	491,784	34,234	432,800	24,750	-
Total	$505,231	$36,755	$443,726	$24,750	$-

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

(2)
On March 1, 2011 we commenced a new office lease agreement that runs to February 29, 2016.  Unlike our previous arrangements, the new office space is sufficient for PHCO and each of our subsidiaries. Following is our annual base rent for the new office space throughout the term of the lease:

Rent Period	Annual Rent Payments
Oct. 1 to Dec. 31, 2012	$34,234
Jan. 1 to Dec. 31, 2013	$140,342
Jan. 1 to Dec. 31, 2014	$144,508
Jan. 1 to Dec. 31, 2015	$147,950
Jan. 1 to Feb. 29, 2016	$24,750
Total	$491,784

Off-Balance Sheet Financing Arrangements

As of September 30, 2012 we had no off-balance sheet financing arrangements.

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

Certain HCO and MPN subscribers  pay in advance for their services by check for billings made in advance, revenue is then recognized ratably over the period in which the related services are provided.  Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.  An allowance for uncollectible accounts is established for any customer who is deemed as possibly uncollectible.

Health care service revenues generally are recognized in the period in which fees are fixed or determinable and the related services are provided to the subscriber.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	November 14, 2012	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	November 14, 2012	/s/ Fred Odaka
Fred Odaka Chief Financial Officer