Form 10-K
period 2012-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2013-04-01
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

		Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
☐
Non-accelerated filer		Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
		Yes	☐	No	☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2012 was approximately $1,156,122.

As of March 13, 2013 the issuer had 802,424 shares of its $.001 par value common stock outstanding.

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

PART I

ITEM 1.  BUSINESS

Company History

Pacific Health Care Organization, Inc. was incorporated under the laws of the state of Utah on April 17, 1970 under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc. on January 31, 2001.  On February 26, 2001, we acquired Medex Healthcare, Inc. a California corporation organized March 4, 1994, in a share for share exchange.  Medex is a wholly-owned subsidiary of the Company.  Medex is in the business of managing and administering both Health Care Organizations and Medical Provider Networks in the state of California.  On August 14, 2001, we formed the corporation now known as Industrial Resolutions Coalition, Inc. as a wholly-owned subsidiary of PHCO.  IRC participates in the business of creating legal agreements for the implementation and administration of Workers’ Compensation Carve-Outs for California employers with collective bargaining units. On June 30, 2010 we acquired Arissa Managed Care, Inc. a Nevada corporation organized September 1, 2009 by purchasing all of its outstanding common stock.  On February 2, 2012 Arissa changed its name to Medex Legal Support, Inc.  MLS provided lien representation services to clients during the year until legislative changes negatively impacted the economics of this business.  On March 16, 2011 we incorporated Medex Managed Care, Inc. in the state of Nevada, as a wholly owned subsidiary of the Company.  MMC is responsible for overseeing and managing our utilization review and managed bill review business.  On February 13, 2012 we incorporated Medex Medical Management, Inc. in the state of Nevada, as a wholly owned subsidiary of the Company.  MMM oversees and manages our nurse case management services,

Business of the Company

We are a specialty workers’ compensation managed care company providing a range of services for California employers and claims administrators.  Workers’ compensation costs continue to increase due to rising medical costs, inflation, fraud and other factors.  Medical and indemnity costs associated with workers’ compensation in the state California are billions of dollars annually.  Our focus goes beyond the medical cost of claims.  Our goal is to reduce the entire cost of the claim, including medical, legal and administrative costs.  Through our wholly-owned subsidiaries we provide a range of effective workers’ compensation cost containment services, including but not limited to:

•	Health Care Organizations (“HCOs”)
•	Medical Provider Networks (“MPNs”)
•	HCO + MPN
•	Workers’ Compensation Carve-Outs
•	Utilization Review (“UR”)
•	Medical Bill Review (“MBR”)
•	Nurse Case Management (“NCM”)

Medex Healthcare, Inc.

Health Care Organizations

HCOs are networks of health care professionals specializing in the treatment of workplace injuries and in back-to-work rehabilitation and training.  HCOs were created to appeal to employees, while providing substantial savings to the employer clients.  In most cases, the HCO program gives the employer client 180 days of medical control in a provider network within which the employer client has the ability to direct the claim.  The injured worker may change physicians once, but may not leave the network.  The increased length in control is designed to decrease the incidence of fraudulent claims and disability awards and is also based upon the notion that if there is more control over medical treatment there will be more control over getting injured workers back on the job and therefore, more control over the cost of claims and workers’ compensation premiums.

Medex holds two HCO licenses.  Through these licenses we cover the entire state of California.  We offer injured workers a choice of enrolling in an HCO with a network managed by primary care providers requiring a referral to specialists or a second HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

Our two HCO networks have contracted with over 3,900 individual providers and clinics, as well as hospitals, pharmacies, rehabilitation centers and other ancillary services making our HCOs capable of providing comprehensive medical services throughout California.  We are continually developing these networks based upon the nominations of new clients and the approvals of their claims’ administrators.  Provider credentialing is performed by Medex.

HCO guidelines impose certain reporting, information delivery and fee collection obligations upon HCO.  These requirements increase the administrative costs and obligations on HCOs as compared the MPNs, although the obligations and cost differentials are not as substantial as they were in the past.

Medical Provider Networks

Like an HCO, an MPN is a network of health care professionals, but MPN networks do not require the same level of medical expertise in treating work place injuries.  Under an MPN program, the employer client dictates which physician the injured employee will see for the initial visit.  Thereafter, the employee can choose to treat with any physician within the MPN network.  Under the MPN program, however, for as long as the employee seeks treatment for his injury, he can only seek treatment from physicians within the MPN network.

The MPN program seems to allow medical control for the life of the claim because the employee must stay within the MPN network for treatment, however, the employer client has control of only the initial treatment before the employee can treat with anyone in the network.  In addition, the MPN statute and regulations allow the injured worker to dispute treatment decisions, leading to second and third opinions, and then a review by an Independent Medical Reviewer, whose decision can end up with the employer client losing medical control.

Unlike HCOs, MPNs are not assessed annual fees and no annual enrollment notice delivery requirements.  MPN’s are only required to provide an enrollment notice at the time the employee first joins the MPN and a second notice must be delivered to the employee at the time he suffers a workplace injury.  As a result, there are fewer administrative costs associated with administering an MPN program, which allows MPNs to market their services at a lower cost than HCOs.  As a result, many clients opt to use the less complicated MPN even though the employer client has less control over the employee’s claim.

HCO + MPN

As a licensed HCO and MPN, in addition to offering HCO and MPN programs, we are also able to offer our clients a combination of the HCO and MPN programs.  Under this plan model an employer can enroll its employees in the HCO program, and then prior to the expiration of the 90 or 180 day treatment period under the HCO program, the employer can enroll the employee into the MPN program.  This allows employers to take advantage of both programs.  We believe that we are currently the only entity that offers both programs together in a combination program.

Ancillary Services

We have access to a full range of ancillary services to cover all requirements of the California Department of Industrial Relations (“DIR”).  This includes interpreter services, ambulances, physical therapy, occupational therapy, pharmacies and much more.  The ancillary services are vital to ensure there is a complete network capable of independently providing all care that may be necessary.

Industry Background and Regulation

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

The providers within our networks are paid in accordance with the appropriate California Workers’ Compensation Fee Schedule, unless such provider has entered into a discounted contract with a preferred provider organization (“PPO”), and the employer (through the payer) has contractually accessed those discounted rates for the employer client.  The California Workers’ Compensation Fee Schedule, which is created by the DWC, regulates the maximum allowable fees payable under workers’ compensation for procedures performed by a variety of health treatment providers.  The fee schedule also includes fees for hospital treatments.  The purpose of the fee schedule is to standardize the billing process by using uniform procedure descriptions and to set maximum reimbursement levels for such covered services.

The providers within our networks are paid by the payer, either the workers’ compensation insurance carrier with whom the employer contracts, or a permissibly self-insured employer authorized by the DIR Self Insurance Plan.  Either of these entities may utilize a third party administrator (“TPA”).

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

Finally, an HCO or MPN applicant must demonstrate to the satisfaction of the DIR or the DWC, as applicable, that it has the resources necessary to manage and administer a large network of providers.  To establish the HCO applicant’s ability to administer a network, it requires the applicant to furnish the details of its operating system to the DIR or DWC in writing.

We are required to renew our HCO certifications every three years.  Both licenses are current and will be extended to 2015 subsequent to submission of material modifications, primarily for changes throughout the application which refer to the Medical Director. Although time consuming, the renewal process is relatively straight forward. These modifications should be completed by April 15, 2013.  Given that we have historically always been successful in renewing our licenses, barring a change in policy or practice, we do not anticipate problems in renewing our licenses when they come up for renewal.

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

Industrial Resolutions Coalition, Inc.

Workers’ Compensation Carve-outs

Through IRC we seek to create legal agreements for the implementation of Workers’ Compensation Carve-Outs for California employers with collective bargaining units, and the administration of such programs within the statutory and regulatory requirements.

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

Medex Managed Care, Inc.

Utilization Review

Through MMC we provide UR and MBR services.  Utilization review includes utilization review or utilization management functions that prospectively, retrospectively, or concurrently review and approve, modify, delay, or deny, based in whole or in part on medical necessity to cure and relieve, treatment recommendations by physicians, prior to, retrospectively, or concurrent with the provision of such medical treatment services pursuant to California Workers’ Compensation law, or other jurisdictional statutes.

We provide UR to self-insured clients, insurance companies and public entities.  UR helps to reduce costs for the payer and determine if the recommended treatment is appropriate.  MMC offers automated review services that can cut the overhead costs of our client and increase payer savings.  Our UR staff is experienced in the workers’ compensation industry and dedicated to provide a high standard of customer service.

Medical Bill Review

Medical bill review refers to professional analysis of medical provider, services, or equipment billing to ascertain the proper reimbursement.  Such services include, but are not limited to, coding review and rebundling, reasonable and customary review, fee schedule analysis, out-of-network bill review, pharmacy review, PPO management, and repricing.

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

Medex Medical Management, Inc.

Nurse Case Management

Through MMM we provide NCM services.  Nurse case management is a collaborative process that assesses, plans, implements, coordinates, monitors, and evaluates the options and services required to meet an injured worker’s health needs.  Our nurse case managers use communication and available resources to promote quality, cost-effective outcomes with the goal of returning the injured worker to gainful employment and maximum medical improvement as soon as medically appropriate.

Our credentialed registered nurses have expertise in various clinical areas and extensive backgrounds in workers’ compensation.  This combination allows our nurses the opportunity to facilitate medical treatment while understanding the nuances of workers’ compensation up to and including litigation.  By providing these services, we contribute to effective delivery of medical treatment assuring the injured worker receives quality treatment in a timely and appropriate manner to return the worker to gainful employment.

Medex Legal Support, Inc.

Lien Representation Services

Through MLS we began offering our customers all aspects of lien defense from negotiation to lien litigation, including filing petitions for reconsideration in February 2012. MLS ceased operations in September 2012 as a result of the potential negative impact of Senate Bill 863.  Signed into law on August 31, 2012, Senate Bill 863 reactivated significant lien filing fees.  Any lien filed after January 1, 2013, must be accompanied by an electronic filing fee to the DWC of $150.  Liens filed prior to January 1, 2013 must pay a $100 activation fee prior to any conference or trial.  In addition, SB 863 created statutes of limitation for liens:  three years for services performed prior to July 1, 2013, and 18 months for services subsequent to that date.

The DWC had previously instituted a lien filing fee of only $100 in 2002 (this program only lasted 2 years), and the immediate result of such fees reduced the number of liens filed in California by approximately 40%.  Assuming at least the same percentage of reduction for the new $150 fee, coupled with the restriction of the new statutes of limitation, has led industry leaders to project an approximate 50 % reduction in liens filed.  MLS generated approximately $75,000 in gross revenues during the nine months ended September 30, 2012.

Significant Customers

During 2012 we had three customers that accounted for more than 10% of our total sales.  The following table sets forth details regarding the percentage of total sales attributable to our significant customers in the past two years:

	Year ended December 31,
Customer:	2012	2011

Customer A	12%	14%
Customer B	7%	12%
Customer C	14%	11%
Customer D	13%	8%

While customer D has been a customer of Medex for the past several years, the additional UR and MBR revenues generated by MMC during 2012 resulted in this customer contributing 13% of our total sales.

Competition

Although we are one of the first commercial enterprises capable of offering HCO services and MPN services, there are new companies that are currently setting up similar services as those we offer.  Many of these competitors may have greater financial, research and marketing experience and resources than we do, and they may therefore represent substantial long-term competition.  As of December 2012, in California there were nine certified health care organization licenses issued to six companies, (two of which belong to the Company.)  This translates into five direct HCO competitors. However, very few of these HCO competitors are currently writing HCO business.  By contrast, there were 1,968 approved MPNs in the State of California, 77 of which are administered by the Company.  Additionally, our customers may establish the in-house capability of performing the services we offer.  If we are unable to compete effectively, it will be difficult for us to add and retain customers, and our business, financial condition and results of operations could be materially and adversely affected.

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

Medex offers both HCO and MPN programs to potential clients, as well as an HCO/MPN combination model, which we believe also gives Medex a competitive advantage, because of the manner in which the network was created.  To our knowledge, no other business offers this type of combination model, nor do they have the legal expertise to administer one.

We also offer Nurse Case Management, Utilization Review, and Bill Review Services.  While there are virtually hundreds of much larger competitors in these areas, the Company focuses its business primarily to those employers and payers who use the HCO and/or MPN services.  We believe this keeps the majority of this business stable and renewable.

Governmental Regulation

Managed care programs for workers’ compensation are subject to various laws and regulations.  The nature and degree of applicable regulation varies depending upon the specific services provided.  Parties that provide or arrange for the provision of healthcare services are subject to numerous complex regulatory requirements that govern many aspects of their conduct and operations.  Because managed healthcare is a rapidly changing and expanding industry and the cost of providing healthcare continues to increase, it is possible that the applicable federal and state regulatory frameworks will expand to have a greater impact upon the conduct and operation of our business.

As discussed above, the provision of workers’ compensation managed care in the state of California is governed by legislation.  The services we provide have developed largely in response to legislation or other governmental action.  The fees we charge for a number of the services we provide are governed by maximum permissible fee schedules set by the DWC.  Changes in the legislation regulating workers’ compensation may create greater or lesser demand for the services we offer or require us to develop new or modified services to meet the needs of the marketplace and compete effectively in the marketplace.  We could also be materially and adversely affected if the state of California were to elect to reduce the extent of medical cost containment strategies available to insurance companies and other payers, or adopt other strategies for cost containment that would not support demand for our services.

There has been considerable discussion of healthcare reform at both the federal level and in the state of California in recent years.  Due to uncertainties regarding the ultimate features of reform initiatives and the timing of their enactment, we cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on our business or within the industry in which we participate.

Employees

Including the employees of our subsidiaries, as of March 2013 we employed 34 people on a full-time basis.  We also use the services of a number of consultants.  In addition, all officers work on a full-time basis and directors work on a part-time basis, as needed, with no commitment for full-time employment. Over the next twelve months, we anticipate hiring additional employees only if business revenues increase and our operating requirements warrant such hiring.

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other filings pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934, and amendments to such filings with the United States Securities and Exchange Commission (“SEC”).  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other SEC filings.

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

ITEM 2.  PROPERTIES

Our principal executive offices are located at 1201 Dove Street, Suite 300, in Newport Beach, California where we lease approximate 6,700 square feet of office space.  This office serves as the offices of the Company and our subsidiaries.  We believe this space will be adequate for our needs for the next twelve months.  For a description of our  annual base rent throughout the remaining term of the lease please see Note 6 “Operating Leases” to our Consolidated Financial Statements included in this annual report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 11 “Litigation” to our Consolidated Financial Statements included in this annual report on Form 10-K and is incorporated by reference into this Item 3 by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

           None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTCQB under the symbol “PFHO.PK”.  The following table presents the high and low bid quotations for the fiscal years ended December 31, 2012 and 2011.  The published high and low bid quotations were furnished to us by OTC Markets Group Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low

Fiscal year ended December 31, 2012

Fourth Quarter	$5.05	$4.37
Third Quarter	$4.75	$3.00
Second Quarter	$3.58	$1.55
First Quarter	$1.74	$.86

Fiscal year ended December 31, 2011

Fourth Quarter	$.87	$.27
Third Quarter	$.56	$.26
Second Quarter	$.53	$.30
First Quarter	$.30	$.01

Holders

As of March 13, 2013 we had approximately 307 shareholders holding 802,424 shares of our common stock.  The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing houses.

Dividends

We have not declared a cash dividend on any class of common equity during the past two fiscal years.  Our ability to pay dividends is subject to limitations imposed by Utah law.  Under Utah law, dividends may not be made if, after giving effect to the dividend: a) the company would be unable to pay its debts as they become due in the usual course of business; or b) the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of any holders of preferential rights whose rights are superior to those receiving the dividend.  Our board of directors does not anticipate paying dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operation, expansion and development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is set forth under Equity Compensation Plans of Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters on page 60 of this annual report on Form 10-K.

Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Recent Sales of Unregistered Securities

No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended December 31, 2012.

During the quarter ended December 31, 2012 we did not sell any securities which were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchaser, purchased any of our equity securities during the year ended December 31, 2012.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2012 and 2011 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 26 of this annual report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations.  Our actual results may vary from the results anticipated by these statements.  Please see “Forward-Looking Statements” on page 4 of this annual report on Form 10-K.

Results of Operations

Comparison of the years ended December 31, 2012 and 2011

Revenue

Total revenues during the year ended December 31, 2012 increased 70% to $4,826,765 compared to the year ended December 31, 2011.  The total number of employee enrollees increased 39% during 2012 compared to 2011. As of December 31, 2012, we had approximately 516,000 total enrollees.  Enrollment consisted of approximately 68,000 HCO enrollees and 448,000 MPN enrollees.  By comparison as of December 31, 2011 we had approximately 370,000 enrollees, including approximately 65,000 HCO enrollees and approximately 305,000 MPN enrollees.

The net increase in HCO and MPN enrollees of approximately 3,000 and 143,000, respectively, was mainly the result of existing major HCO and MPN customers increasing their enrollments during 2012.  Although we realized growth in our revenues during 2012 there are no assurances that we will continue our growth rate during 2013 at the same rate as 2012.

Our business generally has a long sales cycle, typically in excess of one year.  Once we have established a customer relationship, our revenue adjusts with the growth or retraction of our customers’ managed headcount volume.  New customers are added throughout the year and other customers terminate from the program for a variety of reasons.

In the current economic environment, we anticipate businesses will continue to seek ways to further reduce their workers’ compensation program costs.  Even though the HCO and MPN programs have been shown to create a favorable return on investment for employers, (as our services are a significant component of the employers’ loss prevention programs), it is always a challenge to justify our fees to our customers, especially in this economy.  In order to convince employers that HCO and/or MPN fees are well-spent, we must continue to provide a framework for expeditiously returning employees back to work at the lowest cost.  As a result, we may experience some client turnover in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of existing services.  We also anticipate our market may shrink as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.

Total revenues increased 70% during 2012 to $4,826,765.  When compared to 2011, revenues for HCO, MPN and other revenues increased by 22%, 19% and 118%, respectively. The primary reason for the growth in other revenues was primarily the continuing growth in MBR and UR revenues.

HCO Fees

During the years ended December 31, 2012 and 2011 HCO fee revenues were $945,823 and $770,303, respectively.  While HCO enrollment increased 4% during the 2012 fiscal year, we realized a 23% increase in revenue from HCO fees when compared to the same period 2011.  While enrollment increased at only 4%, as a result of the non-renewal of six of our smaller HCO customers, the percentage increase in revenues outpaced the percentage increase in enrollment by 19%.  Revenue growth outpaced enrollment growth principally as a result of an increase in the volume of claims network fees to a number of new clients.

MPN Fees

MPN fee revenues for 2012 were $749,250 compared to $627,341 for year ended in 2011.  Although we had an increase in MPN enrollment of 47% during the year ended December 31, 2012, because of factors such as differing fee terms, unbundling of services, price competition and other similar factors as compared to 2011, resulted in only a 19% increase in MPN revenues compared to 2011.

Other Fees

Other fees consist of revenues derived from MBR, NCM, UR, lien service and network claims repricing services provided by Medex, MMC, MMM and MLS. Other fee revenues for the year ended December 31, 2012 and 2011 were $3,131,692 and $1,434,149, respectively.

UR and MBR Fees

During the year ended December 31, 2012, UR and MBR revenues increased by $582,259 and $508,541 to $1,131,900 and $934,071,  respectively, when compared to the same period a year earlier.  UR and MBR service revenues grew largely as a result of our increased marketing efforts in these areas of our business.

NCM Fees

During the year ended December 31, 2012 and 2011, NCM revenue was $722,766 and $370,114, respectively. This increase of $352,652 was the result from increased customer employee enrollment primarily by existing customers.

Network Repricing Fees

Our network claims repricing fees are generated from certain customers who have access to our network and split with Medex their cost savings generated from their PPO.  During the years ended December 31, 2012 and 2011, network access fee revenues generated were $266,457, and $88,863, respectively. This increase of $177,594 when compared to 2011, was the result of increased savings realized from three of our existing customers during 2012.

Lien Representation Fees

MLS commenced offering lien representation services in February 2012 and recorded revenues totaling $76,498 for the year ended December 31, 2012.  We did not offer lien representation services during the 2011 fiscal year.  MLS ceased offering lien representation services in September 2012 resulting from the potential negative impact of Senate Bill 863.  Signed into law on August 31, 2012, Senate Bill 863 reactivated significant lien filing fees.  Any lien filed after January 1, 2013, must be accompanied by an electronic filing fee to the Division of Workers’ Compensation of $150.  Liens filed prior to January 1, 2013 must pay a $100 activation fee prior to any conference or trial.  In addition, SB 863 created statutes of limitation for liens:  3 years for services performed prior to July 1, 2013, and 18 months for services subsequent to that date.

From 2002 to 2004, the DWC instituted a $100 lien filing fee.  The immediate result of such fees reduced the number of liens filed in California by approximately 40%.  Assuming at least the same percentage of reduction for the new $150 fee, and adding the restriction of new statutes of limitation, has led industry leaders to project an approximate 50 % reduction in liens filed.  We do not anticipate recommencing our lien representation services until we have had an opportunity to fully assess the impacts of the new filings fees and statute of limitations and how those impact on the ability of MLS to operate profitably.

Expenses

Total expenses for the years ended December 31, 2012 and 2011 were $3,593,647 and $2,509,510, respectively.  The increase of $1,084,137 was primarily the result of increases in depreciation, consulting fees, salaries and wages, professional fees, insurance, outsource service fees, data maintenance and miscellaneous general and administration expenses.

Consulting Fees

During the year ended December 31, 2012 consulting fees increased approximately 36% to $486,736 from $358,996 during the 2011.  This increase in consulting fees of $127,740 was due mainly to contracting with two IT consulting firms during the year, increased fees paid to website consultant, the addition of three administrative consultants in January, June and September of 2012 and an accounting consultant in September 2012, additional fees paid to an existing consultant of MMC and the hiring of a lien service consultant in MLS in February 2012.

Salaries and Wages

Salaries and wages increased $523,035 or 46% to $1,655,386 from $1,132,351 during 2012 compared with 2011.  The increase in salaries and wages was primarily due to the Company hiring new employees during 2012 as follows:

  Medex added four MPN Program Administrators, one in June 2012, one in July 2012 and two in September 2012 and hired a provider relations administrator in September 2012.  PHCO added an accounting manager in August 2012, an accounting clerk in September 2012 and a receptionist in October 2012.  MMM hired a nurse case manager in July 2012 and one in August 2012.  MMC hired a bill review analyst and a UR program coordinator in September 2012, and a bill review specialist in October 2012.

Also contributing to the increase in salaries and wages during 2012 when compared to 2011 were the salary increases given to our Company’s CEO and CFO, and the COO of Medex, and the increase in annual bonuses paid to our employees and consultants in December 2012.

Professional Fees

For the year ended December 31, 2012 we incurred professional fees of $267,434 compared to $212,572 during 2011.  This 26% increase in professional fees was primarily the result of increased professional fees paid for nurse case management services, partially offset by lower accounting, legal and medical consultant fees.

Insurance

During the year 2012 we incurred insurance expenses of $203,251, an increase of $52,024 over the year 2011. The increase in insurance expense was mostly the result of increased group health, vision and dental insurance costs resulting from the hiring of  new employees in PHCO, Medex, MMC and MMM and increases in our workers compensation and network security liability insurance.

Outsource Service Fees

Outsource service fees consist of costs incurred mainly by MMC in outsourcing its MBR services and certain UR services. We incurred $385,368 and $190,917 in outsource service fees during the years ended December 31, 2012 and 2011, respectively. The increase of $194,451 in 2012 when compared to 2011 was the result increased of MBR and UR bills processed by our outsource service companies.

Data Maintenance

During the year ended December 31, 2012 we experienced a 4% increase in HCO enrollment and a 47% increase in MPN enrollment, resulting in an overall enrollment increase of 39% when compared to December 31, 2011.  Maintenance fees increased by 32% to $75,530 during the year ended December 31, 2012.  This increase in data maintenance fees is primarily attributable to higher data maintenance costs associated with the overall increase in enrollees partially offset by lower prices negotiated with third party service providers.

General and Administrative

General and administrative expenses increased 25% to $490,663 during the year ended December 31, 2012.  The increase in general and administrative expense of $98,256 was primarily attributable to increases in IT and internet expenses, office supplies,  dues and subscriptions, employment agency fees, internet expense, office supplies, postage and delivery expense, rent, and vacation expense partially offset by decreases in equipment and repairs, moving expenses, telephone expense and miscellaneous general administrative expenses.  We expect current levels of general and administrative expenses to increase starting with the first quarter of 2013.

Income from Operations

As a result of the 70% increase in total revenue during fiscal 2012, which was only partially offset by the 43% increase in total expenses during fiscal 2012, our income from operations increased nearly 283% during the fiscal year ended December 13, 2012.

Income Tax Provision

Because we realized income from operations of $1,233,118 during the year ended December 31, 2012, compared to $322,283 during the year ended December 31, 2011 we realized a 326% increase in our income tax provision.

Net Income

During the year ended December 31, 2012 we recorded total revenues of $4,826,765 which were higher by $1,994,972 when compared to 2011.  This increase in total revenues was partially offset by a $1,084,137 increase in total expenses which resulted in income from operations of $1,233,118 compared to an income from operations of $322,283 during the 2011 fiscal year.  During the 2012 fiscal year we realized total other income of $319, compared to total other expense of $1,549 during fiscal 2011, primarily as a result of the recognition of a loss on the disposal of an asset during fiscal 2011.  We recorded provisions for income tax of $522,048 and $122,499 during the years ended December 31, 2012 and 2011, respectively.  Correspondingly, we realized net income of $711,389, or $0.89 per share, for the year ended December 31, 2012 compared to a net income of $198,235 or $0.25 per share, for the year ended December 13, 2011. We expect revenues to moderately increase starting the first quarter of 2013 from the services we offer our existing and new customers, mainly in the areas of MBR and UR.

Liquidity and Capital Resources

           As of December 31, 2012 we had cash on hand of $479,674 compared to $368,459 at December 31, 2011.  The $111,215 increase in cash on hand is the result primarily to increases in revenue from operations, accounts payable, depreciation, income tax payable, deferred rent expense, and decreases in income tax receivable and commission draw.  These changes were partially offset by increases in accounts receivable and other receivables and decreases in accrued expenses and unearned revenues.  Barring a significant downturn in the economy, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.

We currently have planned certain capital expenditures during the next twelve months to accommodate our growth.  We do not anticipate this will require us to seek outside sources of funding.  We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through equity and/or debt financing.  We do not currently possess a financial institution source of financing.  Given current credit market conditions, there is no assurance that we could be successful in obtaining debt financing on favorable terms, or at all.  Similarly, given current market and economic conditions there is no guarantee that we could negotiate appropriate equity financing.

Cash Flow

During the year ended December 31, 2012 cash was primarily used to fund operations.   We had net increases in cash of $111,215 and $18,907 during the years ended December 31, 2012 and 2011, respectively.  See below for additional discussion and analysis of cash flow.

	December 31, 2012	December 31, 2011

Net cash provided by operating activities	$210,602	$88,139
Net cash (used in) investing activities	(126,344)	(63,084)
Net cash provided by (used in) financing activities	26,957	(6,148)
Net increase in cash	$111,215	$18,907

Net cash provided in operating activities was $210,602 and $88,139 in 2012 and 2011, respectively.  The increase in cash flow from operating activities is primarily the result of increased revenues, which was only partially offset by increased operating expenses.

Net cash used in investing activities was $126,344 and $63,084 in 2012 and 2011, respectively.  This increase in net cash used in investing activities in 2012 was the result of purchasing furniture and equipment for our offices.

Net cash provided by financing activities was $26,957 in fiscal 2012.  Net cash used in financing activities was $6,148 in fiscal 2011.  The increase in 2012 was principally the result of financing our new office server equipment for $38,380, partially offset by payments toward obligations under capital leases of $11,423.

Summary of Material Contractual Commitments as of December 31, 2012

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Equipment Leases(1)	$67,259	$34,495	$32,764	$-	$-
Office Leases(2)	457,550	140,343	292,457	24,750	-
Total	$524,809	$174,838	$325,221	$24,750	$-

(1)
In January 2010 we entered into a capital lease arrangement whereby we leased an office copy machine for $25,543. The asset was recorded on our balance sheet under office equipment under capital lease and our liability incurred under the lease was recorded as current and noncurrent obligations under capital lease.  The lease arrangement is for a term of 48 months at level operating rents with capital interest rate at 7%.  In August 2012 we entered into a capital lease arrangement whereby we leased office server equipment for $38,380.  The asset was recorded on our balance sheet under office equipment under capital lease and our liability incurred under the lease was recorded as current and noncurrent obligations under capital lease.  The lease arrangement is for a term of 36 months at level operating rents with capital interest rate at 7.5%.

(2)	Following is our annual base rent for our office space throughout the remaining term of the lease:

Rent Period	Annual Rent Payments
Jan. 1 to Dec. 31, 2013	$140,343
Jan. 1 to Dec. 31, 2014	$144,508
Jan. 1 to Dec. 31, 2015	$147,949
Jan. 1 to Feb. 29, 2016	$24,750
Total	$457,550

Off-Balance Sheet Financing Arrangements

As of December 31, 2012 we had no off-balance sheet financing arrangements.

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

Basis of Accounting — We used the accrual method of accounting for the period ended December 31, 2012.

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

In general, we recognize revenue related to program management fees on a monthly basis, over the life of the management agreement, and when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

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
Clinton, Utah 84015
801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pacific Health Care Organization, Inc.
Newport Beach, CA

We have audited the accompanying consolidated balance sheets of Pacific Health Care Organization, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Health Care Organization, Inc. as of December 31, 2012 and 2011 and the consolidated results of its operations and cash flows for the years ended December 31, 2012 and 2011 in conformity with generally accepted accounting principles in the United States of America.

/s/ Morrill & Associates

Morrill & Associates
Clinton, Utah 84015
March 30, 2013

Pacific Health Care Organization, Inc.
 Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2012	2011

Current Assets
Cash	$479,674	$368,459
Accounts receivable, net of allowance of $20,000	1,332,499	523,864
Income tax receivable	-	3,998
Commission draw	-	29,853
Receivable other	7,344	-
Prepaid expenses	52,988	53,947
Total current assets	1,872,505	980,121

Property & Equipment, net
Computer equipment	127,667	80,963
Furniture & fixtures	83,708	56,471
Office equipment	26,560	12,537
Office equipment under capital lease	63,923	25,543
Total property & equipment	301,858	175,514
Less: accumulated depreciation and amortization	(133,573)	(104,294)

Net property & equipment	168,285	71,220
Other assets	8,158	8,158

Total assets	$2,048,948	$1,059,499

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$120,787	$86,482
Accrued expenses	98,074	126,770
Income tax payable	249,162	1,611
Current obligations under capital lease	19,294	6,592
Deferred rent expense	24,951	21,903
Deferred tax liabilities	5,659	5,404
Unearned revenue	2,443	7,803
Total current liabilities	520,370	256,565
Long term liabilities
Noncurrent obligation under capital lease	21,324	7,069
Total liabilities	541,694	263,634

Commitments and Contingencies	-	-

Shareholder's Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; Zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $0.001 par value; 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings	882,823	171,434
Total stockholders' equity	1,507,254	795,865

Total liabilities and stockholders' equity	$2,048,948	$1,059,499

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Consolidated Statements of Operations

	December 31,	December 31,
	2012	2011
Revenues
HCO fees	$945,823	$770,303
MPN fees	749,250	627,341
Other	3,131,692	1,434,149
Total revenues	4,826,765	2,831,793

Expenses
Depreciation	29,279	13,595
Consulting fees	486,736	358,996
Salaries & wages	1,655,386	1,132,351
Professional fees	267,434	212,572
Insurance	203,251	151,227
Outsource service fees	385,368	190,917
Data maintenance	75,530	57,445
General & administrative	490,663	392,407

Total expenses	3,593,647	2,509,510

Income from operations	1,233,118	322,283

Other income (expense)
Loss on disposal of assets	-	(1,564)
Interest income	704	957
Rental income	1,500	250
Interest (expense)	(1,885)	(1,192)
Total other income (expense)	319	(1,549)

Income (loss) before income tax provision	1,233,437	320,734

Income tax provision	522,048	122,499

Net income	$711,389	$198,235

Basic and fully diluted earnings per share:
Earnings per share amount	$.89	$.25
Weighted average common shares outstanding	802,424	802,424

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Consolidated Statements of Stockholders’ Equity
From January 1, 2011 to December 31, 2012

	Preferred Stock		Common Stock		Paid in	Retained Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, January 1, 2011	-	$-	802,424	$802	$623,629	$(26,801)

Net income for the year ended December 31, 2011	-	-	-	-	-	198,235

Balance, December 31, 2011	-	$-	802,424	$802	$623,629	$171,434

Net income for the year ended December 31, 2012	-	-	-	-	-	711,389

Balance, December 31, 2012	-	$-	802,424	$802	$623,629	$882,823

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31

	2012	2011
Cash Flows from Operating Activities
Net income	$711,389	$198,235
Adjustments to reconcile net income to net cash:
Depreciation	29,279	13,595
Loss on disposition of assets	-	1,564
Changes in operating assets & liabilities:
(Increase) in accounts receivable	(808,635)	(284,659)
Decrease in income tax receivable	3,998	31,102
Decrease (increase) in commission draw	29,853	(5,853)
(Increase) in receivable other	(7,344)	-
Decrease in deferred tax asset	-	10,582
Decrease in prepaid expenses	959	16,165
Increase in accounts payable	34,305	56,444
(Decrease) increase in accrued expenses	(28,696)	26,378
Increase in income tax payable	247,551	1,511
Increase in deferred rent expense	3,048	21,903
Increase in deferred tax liabilities	255	5,404
(Decrease) in unearned revenue	(5,360)	(4,232)
Net cash provided by operating activities	210,602	88,139

Cash Flows from Investing Activities
Purchase of furniture & equipment	(87,964)	(63,084)
Purchase equipment under capital lease	(38,380)	-
Net cash used by investing activities	(126,344)	(63,084)
Cash Flows from Financing Activities
Increase in obligation under capital lease	38,380	-
Payment of obligations under capital lease	(11,423)	(6,148)
Net cash provided by (used in) financing activities	26,957	(6,148)

Increase in cash	111,215	18,907

Cash at beginning of period	368,459	349,552
Cash at end of period	$479,674	$368,459

Supplemental Cash Flow Information
Cash paid (refunded) for:
Interest	703	1,191
Income taxes refunded	-	(38,718)
Income taxes paid	260,000	107,346

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – CORPORATE HISTORY

Pacific Health Care Organization, Inc. (the “Company”) is a specialty workers’ compensation managed care company providing a range of services for California employers and claims administrators.  The Company was incorporated under the laws of the state of Utah on April 17, 1970 under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., on January 31, 2001.  On February 26, 2001 the Company acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized March 4, 1994 in a share for share exchange.  Medex is a wholly-owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (”MPNs”) in the state of California.  On August 14, 2001 we formed Workers Compensation Assistance, Inc., a California corporation, as a wholly-owned subsidiary of PHCO.  Workers Compensation Assistance changed its name to Industrial Resolutions Coalition, Inc. (“IRC”) in January 2008. IRC oversees and manages the Company’s Workers’ Compensation Carve-Outs services. The Company acquired Arissa Managed Care, Inc., (“Arissa”) a Nevada corporation organized September 1, 2009 by purchasing all of its outstanding common stock. On February 2, 2012 Arissa changed its name to Medex Legal Services, Inc. (“MLS”).  MLS began offering lien representation services to clients in 2012.  Due to legislative changes that became effective on August 31, 2012, and significantly negatively impacted the economics of the lien representation services offered by MLS, MLS ceased operations on September 30, 2012. On February 13, 2012 we incorporated Medex Medical Management, Inc., in the state of Nevada, as a wholly owned subsidiary of the Company. Medex Medical Management (“MMM”) is responsible for overseeing and managing nurse case management services. On March 16, 2011 we incorporated Medex Managed Care, Inc. in the state of Nevada, as a wholly owned subsidiary of the Company.  MMC oversees and manages the Company’s utilization review and managed bill review services.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company used the accrual method of accounting for the periods ended December 31, 2012 and 2011.

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

In general, the Company recognizes revenue related to program management fees on a monthly basis, over the life of the management agreement, and when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	For the Years Ended December 31,
	2012	2011
Basic Earnings per share:
Income (numerator)	$711,389	$198,235
Shares (denominator)	802,424	802,424
Per share amount	$.89	$.25
Fully Diluted Earnings per share:
Income (numerator)	$711,389	$198,235
Shares (denominator)	802,424	802,424
Per share amount	$.89	$.25

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

J.   General and Administrative Expenses

General and administrative expenses include fees for office space and supplies, insurance, IT and internet expenses, postage and delivery expenses, compensated absences, travel expenses and entertainment costs.

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

L.   Capital Structure

The Company has two classes of stock.  Preferred stock, 5,000,000 shares authorized, zero issued and outstanding.  Voting rights and liquidation preferences have not been determined.  The Company also has voting common stock of 50,000,000 shares authorized, with 802,424 shares issued and outstanding.  No dividends were paid in either 2012 or 2011, or in any prior years.

M.   Stock Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of Financial Accounting Standards Board ASC Topic 718, “Stock Compensation.”  This standard requires the Company to record compensation expense using the Black-Scholes pricing model.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

N.  Trade Receivables

The Company in the normal course of business extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  At the 2012 fiscal year end, the Company’s bad debt reserve of $20,000 is a general reserve for balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2012 and 2011 are as follows:

	12/31/12	12/31/11
Customer A	12%	12%
Customer B	22%	15%
Customer C	8%	12%
Customer D	4%	13%

O.  Subsequent Events

In February 2013 the Company entered into new Employment Agreements with Fred Odaka, the Company’s Chief Financial Officer, and David Kim, the Chief Operating Officer of the Company’s subsidiaries Medex, MMC and MMM.  At that time the Company also entered into a new Consultant Agreement with Balzano & Associates for services rendered by Donald Balzano as the President of the Company’s subsidiaries, IRC and MLS.  These agreements set forth the terms and conditions of their employment or consultancy with the Company, or its subsidiaries and are terminable by either party at will at any time.

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and other than as disclosed above there are no material subsequent events to report.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 4 – FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item.  Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the office equipment, and furniture and fixtures, respectively.  Scheduled below are the assets, costs and accumulated depreciation at December 31, 2012 and 2011.

	Cost		Depreciation Exp. & Amort.		Accum. Depre. & Amort.
Assets	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Computer equipment	$127,667	$80,963	$7,284	$2,342	$70,548	$63,264
Furniture & fixtures	87,781	60,544	11,245	4,678	41,901	30,656
Disposal of furniture	(4,073)	(4,073)	-	-	(1,309)	(1,309)
Office equipment	26,560	12,537	4,362	1,465	5,827	1,465
Office equipment under capital lease	63,923	25,543	6,388	5,109	16,606	10,218
Totals	$301,858	$175,514	$29,279	$13,594	$133,573	$104,294

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 5 – INCOME TAXES

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes.” FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision for the year-ended December 31, 2012 and the year ended December 31, 2011 consisted of the following:

	2012	2011
Current:
Federal	$403,153	$86,511
State	118,640	20,002
Deferred
Federal	(6,370)	12,389
State	6,625	3,597
Total tax provision	$522,048	$122,499

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2012 and December 31, 2011 are as follows:

	2012	2011

Depreciation
Federal	$(65,841)	(20,858)
State	(14,601)	(5,858)
Reserve for bad debts
Federal	8,000	6,200
State	1,800	1,800
State tax deductions	37,659	-
Vacation accrual
Federal	22,365	9,790
State	4,959	2,842

Deferred tax asset (liability)	$(5,659)	$(5,404)

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2012	2011

Expense at federal statutory rate	$419,369	$101,905
State tax effects	82,675	24,281
Non deductible expenses	11,572	16,270
Effects of rate change	7,982	-
Taxable temporary differences	450	(19,957)
Income tax provision	$522,048	$122,499

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2012, the Company had no accrued interest or penalties.

NOTE 6 – OPERATING LEASES

In January 2010 we entered into a capital lease arrangement whereby we leased an office copy machine for $25,543. The asset was recorded on our balance sheet under office equipment under capital lease and our liability incurred under the lease was recorded as current and noncurrent obligations under capital lease.  The lease arrangement is for a term of 48 months at level operating rents with a capital interest rate of 7%. In August 2012 we entered into a capital lease arrangement whereby we leased office server equipment for $38,380. The asset was recorded on our balance sheet under office equipment under capital lease and our liability incurred under the lease was recorded as current and noncurrent obligations under capital lease.    The lease arrangement is for a term of 36 months at level operating rents with a capital interest rate of 7.5%.

The Company’s principal executive offices are located at 1201 Dove Street, Suites 300 and 375, in Newport Beach, California, where it leases approximately 6,740 square feet of office space.  The Company’s lease runs through February 29, 2016.  This space also serves as the principal offices of our operating subsidiaries, Medex, IRC, MLS, MMM and MMC. Following is our base annual rent payment schedule for the office space.

Rent Period	Annual Rent Payments
Jan. 1 to Dec. 31, 2013	$140,343
Jan. 1 to Dec. 31, 2014	$144,508
Jan. 1 to Dec. 31, 2015	$147,949
Jan. 1 to Feb. 29, 2016	$24,750
Total	$457,550

Total Lease Commitments as of December 31, 2012

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Equipment Leases	$67,259	$34,495	$32,764	$-	$-
Office Leases	457,550	140,343	292,457	24,750	-
Total	$524,809	$174,838	$325,221	$24,750	$-

Rent expense for office space for the years ended December 31, 2012 and December 31, 2011 was $136,731 and $109,889, respectively.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements

NOTE 7 – MAJOR CUSTOMERS

During 2012 we had three customers that accounted for more than 10% of our total sales.  The following table sets forth details regarding the percentage of total sales attributable to our significant customers in the past two years:

	Year ended December 31,
Customer:	2012	2011

Customer A	12%	14%
Customer B	7%	12%
Customer C	14%	11%
Customer D	13%	8%

NOTE 8 – ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:

	2012	2011

Customer overpayment of accounts receivables	1,108	-
Compensated absences	55,913	29,287
Legal fees	3,200	52,000
Accounting fees	37,108	43,812
Sales commissions	427	930
Other	318	741
Total	$98,074	$126,770

NOTE 9 – OPTIONS FOR PURCHASE OF COMMON STOCK

2002 Stock Option Plan

In August 2002, the Company adopted a stock option plan.  The Company adopted a plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.   Options are exercisable six months after the grant date and expire five years from the grant date.  The plan calls for a total of 50,000 shares to be held for grant.  Options to purchase 4,250 common shares were granted in August 2002.  Options to purchase 938 common shares were exercised, the balance of the outstanding options expired unexercised in August 2007.  No securities were awarded under this plan in 2012 or 2011.

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

As permitted under Utah law and as approved by the Company’s stockholders at the special meeting, 12,568 pre-reverse split shares of common stock were reduced to fractional shares (less than one whole share) by the reverse split and such fractional shares were not reissued.  Rather, the fractional shares were cancelled and converted into the right to receive a cash payment for the value of the fractional share.  The transaction resulted in reduced shareholder record keeping and mailing expenses, as well as providing holders of fewer than the 50 pre-reverse split shares with an efficient, cost-effective way to cash-out their investments.  As of December 31, 2008, the Company had paid an aggregate amount of $1,005 owed to cashed-out fractional share shareholders.

As a result of the reverse and forward splits, the Company has restated its outstanding shares on the balance sheets for December 31, 2012 and 2011 and in Note 2E. Neither the authorized common stock of the Company, nor the par value of the common stock was affected by the splits. The outstanding shares at December 31, 2007 were 15,427,759 before the splits, following the splits; the outstanding shares of the Company were 802,424. For the year end December 31, 2008, $14,626 was reclassified from common stock to additional paid-in-capital.

NOTE 11 – LITIGATION

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

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012 our disclosure controls and procedures were effective in ensuring that: (1) information required to be disclosed by us in the reports filed or submitted by us to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (2) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, in a manner that allows for timely decisions regarding required disclosure.

The effectiveness of our or any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable assurance that the objectives of the system will be met and is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating controls and procedures and the assumptions used in identifying the likelihood of future events.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are system constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will achieve its stated objectives under all future conditions.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of March 13, 2013, the executive officers and directors of the Company, their ages, and all offices and positions they hold with the Company.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name	Age	Positions with the Company	Director Since	Executive Officer Since

Tom Kubota	73	Chief Executive Officer, President and Chairman of the Board of Directors	Sept. 2000	Sept. 2000

Fred Odaka	76	Chief Financial Officer and Secretary		Aug. 2008

David Wang	50	Independent Director	Nov. 2007

Thomas Iwanski	55	Independent Director	Nov. 2004

The following sets forth certain biographical information relating to the Company’s executive officers and directors:

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

David Wang. Mr. Wang co-founded and has served as the President of Aces Fuel Technology in Santa Monica, California since 2005. Aces Fuel Technology specializes in marketing and selling a fuel and oil catalyst. Mr. Wang is responsible for overseeing the day-to-day operations of the Aces Fuel Technology. From 2001 through 2003, Mr. Wang worked as a Proprietary Trader for Schonfeld Securities in Santa Monica, California where he was responsible for trading U.S. equities. Mr. Wang earned a BS in computer Science/Mathematics from the University of California, Los Angeles (UCLA) in 1985. He earned an MBA degree in Financial and Entrepreneurial Studies from the Anderson School at UCLA in 2000. Mr. Wang is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant. In concluding that Mr. Wang was an appropriate candidate to serve on the Company’s board of directors, the board considered his education background, his experience in entrepreneurial business enterprises and his favorable history of attracting venture capital funds through his established contacts in the investment banking community.

Thomas Iwanski.  Since September 2010 Mr. Iwanski has been self-employed as a consultant specializing in corporate financing and operations improvement.  In addition, since May 2007, Mr. Iwanski has served as Director and Chief Executive Officer of Live-Vu Communications, Inc, a company that specializes in turnkey telemedicine and telehealth solutions for hospitals, clinics, long-term care facilities and homes incorporating proprietary video technology.  From September 2006 through May 2007, Mr. Iwanski served as Chief Financial Officer of SyncVoice Communications, Inc.  From April 2005 through July 2006, Mr. Iwanski served as Senior Vice President, Corporate Secretary and Chief Financial Officer of IP3 Networks, Inc.  From February 2003 through April 2005 Mr. Iwanski served as a Special Advisor to the CEO of Procom Technology, Inc., where he played a prominent role in the development and implementation of business and financial strategies.  Mr. Iwanski has also served in various positions including, Vice President Finance, Chief Financial Officer, Director and Secretary for a number of companies, including Cognet, Inc., NetVantage, Inc., Kimalink, Inc., Xponent Photonics, Inc., Prolong, Inc., and Memlink, Inc.  Mr. Iwanski also has approximately ten years of public accounting experience having worked for KPMG, LLP, as a Senior Audit Manager and a Certified Public Accountant. Mr. Iwanski received a Bachelor of Business Administration from the University of Wisconsin-Madison in 1980.  Mr. Iwanski is not, nor has he in the past five years been, a nominee or director of any other SEC registrant.  In concluding that Mr. Iwanski was an appropriate candidate to serve on the Company’s board of directors, the board considered his years of experience in management and as a director of various start-up ventures.  The board also considered his experience in financial and strategic planning and his strong accounting background.

Family Relationships

There are no family relations among any of our executive officers and directors.

Involvement in Certain Legal Proceedings

Except as disclosed in Mr. Kubota’s biographical information above, during the past ten years none of our executive officers or directors has been involved in any of the following events that could be material to an evaluation of his or her ability or integrity, including:

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of the common stock of the Company to file with the Securities and Exchange Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Officers and directors are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during fiscal 2012 all filing requirements applicable to our executive officers and directors were met on a timely basis.

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

Director Nominations Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since March 30, 2012, the date we last provided information with regard to our director nomination process.

Audit Committee of the Board of Directors

The Company does not have a separately-designated standing audit committee.  Our board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by an audit committee.

As we do not currently have a standing audit committee, we do not at this time have an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission.  The board does believe, however, that should the Company form a standing audit committee in the future, Mr. Thomas Iwanski, an independent director, could qualify as an audit committee financial expert.

ITEM 11.  EXECUTIVE COMPENSATION

The table below summarizes compensation paid to or earned by: (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”) regardless of compensation level; (ii) our only executive officers other than our PEO who was serving as an executive officer at the end of the last completed fiscal year, whose total compensation exceeded $100,000; and (iii) the two next most highly compensated individuals who were not serving as executive officers of the Company at the end of the last fiscal year, whose total compensation exceeded $100,000. These individuals are referred to herein collectively as our “named executive officers” or “NEOs.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Tom Kubota	2012	159,600	25,000	28,747	(1)	213,347
Chief Executive Officer,	2011	135,450	-0-	4,493	(2)	139,943
President and Director, PHCO

Fred Odaka	2012	92,160	10,000	10,827	(3)	112,987
Chief Financial Officer, PHCO	2011	86,250	10,000	5,264	(2)	101,514

Donald Balzano	2012	-0-	10,000	146,567	(4)	156,567
President, IRC and MLS	2011	-0-	6,000	151,600	(4)	157,600

David Kim	2012	117,333	15,000	10,242	(5)	142,575
Chief Operating Officer,	2011	92,622	10,000	21,968	(5)	124,590
Medex, MMC and MMM

(1)     Reflects health insurance premiums, accrued vacation pay and director’s fees of $4,347, $20,000, and $4,400, respectively.
(2)     Reflects health insurance premiums.
(3)     Reflects health insurance premiums and fees for attending board meetings of $6,427 and $4,400, respectively.
(4)     Mr. Balzano provides services to Medex and IRC as a consultant, through his company Balzano & Associates, and not as an employee.  This compensation represents consulting fees paid to Mr. Balzano.
(5)     Reflects health insurance premiums paid by the Company on behalf of Mr. Kim in the amounts of $4,242 and $2,322 during 2012 and 2011 respectively, and commissions resulting from the addition of new clients in the amounts of $6,000 and $19,646 during 2012 and 2011, respectively.

Employment Agreements

We have employment agreements with Mr. Odaka and Mr. Kim.  We also entered into a consulting agreement with Balzano & Associates, Mr. Balzano’s company, pursuant to which, Mr. Balzano provides services to the Company.  We do not have an employment or a consulting agreement with Mr. Kubota.  Each of our NEOs are employed/retained on an at will basis and each can terminate their employment/consulting arrangement with the Company at any time, with or without cause.  Likewise, the Company can terminate their employment at any time with or without cause.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our NEOs.  The base salary for each NEO is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between the Company and the NEO.  We also take into consideration the individual’s past performance, experience and expertise, Company need and local market and labor conditions.  Changes to base salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance of the Company, economic condition and local market and labor conditions.

In August 2012 the board awarded salary increases to Mr. Kubota, Mr. Odaka, and Mr. Kim which became effective on September 1, 2012 as follows:

•	Mr. Kubota from $12,000 per month to $14,400 per month;
•	Mr. Odaka from $7,200 per month to $8,640 per month; and
•	Mr. Kim from $8,417 per month to $12,500 per month. This increase was in connection with his promotion to Chief Operating Officer of Medex, MMC and MMM effective September 1, 2012.

In addition to base salary, Mr. Kim also receives commissions from certain sales he has generated.  We previously agreed to pay commission to Mr. Kim for a period of one year from the anniversary date of the initial sale made to the customers.  We terminated Mr. Kim’s commission arrangement in March 2011, with the exception that he would continue to receive commissions at 5% on customer paid sales made prior to March 1, 2011 up to the customer’s one year anniversary date.  During 2012, Mr. Kim was paid $6,000 in commissions.  As the one year anniversary date for all customer paid sales has expired, Mr. Kim is no longer entitled to commissions.

Pursuant to Mr. Balzano’s consulting agreement we pay him $10,833 per month for the services he renders to the Company.  In addition, under a Workers’ Compensation Medical Provider Network Agreement between Medex and one of its customers, Mr. Balzano is entitled to a portion of PPO fee savings in the amount of 3% of the total monthly PPO savings realized by one Medex customer. Mr. Balzano is also entitled to reimbursement for reasonable expenses incurred in a manner similar to employees of the Company.

Nonequity incentive compensation

From time to time we may make cash awards to our employees, including the NEOs.  Such awards may be designed to incentivize employees over a specified period of time pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established.  In the event this type of cash award were made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.”  We may use non-equity incentive compensation to incentivize our employees.  The criteria for earning such non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established.  Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan.  Our board of directors did not establish a non-equity incentive compensation plan during the fiscal years ended December 31, 2012 or 2011 and no non-equity incentive compensation was awarded during these years.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded.  Such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.”

During fiscal 2012 the board of directors, in recognition of the improved operating results of the Company, awarded cash bonuses to the following NEOs in the following amounts:

•	Mr. Kubota - $25,000
•	Mr. Odaka - $10,000;
•	Mr. Balzano - $10,000; and
•	Mr. Kim - $15,000.

As noted above, these cash bonuses were completely discretionary and were not based on any pre-established criteria.  The board of directors was under no contractual or other obligation to award cash bonuses.

Equity Incentive Compensation

Our equity incentive award program is the primary vehicle for offering long-term incentives to our employees.  From time to time, we may also make equity incentive awards to our NEOs in the form of stock options, restricted stock grants or some other form of equity award.  Equity incentive awards would be reflected in the “Summary Compensation Table” under the columns entitled “Stock Awards” or “Option Awards” as appropriate.  Our board of directors did not award equity incentive compensation to any of our NEOs during the fiscal years ended December 31, 2012 or 2011, and we are under no contractual obligation to award equity incentive compensation in the future.

While our board of directors has not awarded equity incentive compensation in either of the past two fiscal years and is under no obligation to make any such awards in the future, that does not mean the board of directors may not, as it deems appropriate, award equity incentive compensation in the future.

Benefits and Other Compensation

The Company currently provides health care benefits, including medical, vision and dental insurance, subject to certain deductibles and co-payments to its full time employees.  The Company also provides for paid time off (“PTO”), which includes vacation, sick leave and other out-of-the-office time and is accrued and paid in accordance with the Company’s PTO policy.  The Company may also provide group life and disability insurance to employees who are eligible to participate in such programs.

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

Mr. Kubota, Mr. Odaka and Mr. Kim are entitled to participate, if eligible under such plans, in any insurance programs offered by the Company to its employees, are eligible for PTO and to participate in such other fringe benefit programs as the Company may make available to its other employees.

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

Meeting Fees

Our directors and certain officers receive a fee of $1,200 per meeting for each meeting attended in person.  Additionally, all directors and certain officers are paid $1,000 for attendance at the annual meeting of stockholders, plus airfare and hotel expense.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our directors, nor did we award any equity compensation to any of our directors during fiscal 2012.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors for services on our board during our 2012 fiscal year.

Name	Fees Earned or Paid in Cash ($)		All Other Compensation($)		Total ($)
Thomas Iwanski	4,400	(1)	1,500	(2)	4,450

David Wang	4,400	(1)	1,500	(2)	4,450

Tom Kubota	4,400	(1)	208,947	(3)	213,347

(1)  Includes four directors’ meetings attended in person at $500 per meeting and two directors’ meetings attended in person at $1,200 per meeting during 2012.
(2)  Discretionary cash bonus paid to directors in December 2012.
(3) Mr. Kubota is employed as the Company’s CEO and President.  For details regarding All Other Compensation paid to Mr. Kubota, please see “Summary Compensation Table” above. (1)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 13, 2013, the name and the number of shares of our common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 802,424 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all executive officers and directors as a group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Tom Kubota(1)(2)	474,944	59.2%
	1201 Dove Street, Suite 300
	Newport Beach, CA 92660

Common	Fred Odaka(1)	-0-	*
	1201 Dove Street, Suite 300
	Newport Beach, CA 92660

Common	Thomas Iwanksi(1)	-0-	*
	1551 Bullard Lane
	Santa Ana, CA 92705

Common	David Wang(1)	-0-	*
	138 Ocean Way
	Santa Monica, CA 90402

Common	Donald P. Balzano(1) (3)	54,165	6.8%
	5422 Michelle Drive
	Torrance, CA 90503

Common	David Kim(1)	-0-	*
	1201 Dove Street, Suite 300
	Newport Beach, CA 92660

Common	Nanko Investments, Inc.(2)	432,626	53.9%
	1280 Bison, Suite B9-596
	Newport Beach, CA 92660

Common	Janet Zand	54,165	6.8%
	1505 Rockcliff Road
	Austin, TX 78796

Common	Ronald A. Zlatniski	49,843	6.2%
	4206 Cypress Grove Lane
	Greensboro, NC 27455

All executive officers and directors as a group (4 persons)		529,109	65.9%

	TOTAL	633,117	78.9%

* Less than 1%.
(1) Mr. Kubota, Mr. Iwanski and Mr. Wang are directors of the Company.  Mr. Kubota, Mr. Odaka, Mr. Balzano and Mr. Kim are named executive officers (as defined in Item 402(a) of Regulation S-K) of the Company.
(2) The number of shares attributed to Mr. Kubota includes 42,318 shares held of record or beneficially by Mr. Kubota and 432,626 shares held of record or beneficially by Nanko Investments, Inc.  Mr. Kubota is the President of Nanko Investments, Inc.  As such, Mr. Kubota may be deemed to have voting and/or investment power over the shares held by Nanko Investments and therefore may be deemed to be the beneficial owner of those shares.
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed in Item 11 Executive Compensation, during fiscal 2012 and 2011 we did not engage in transactions with related persons (as defined by Rule 404 of Regulation S-K (Instructions to Item 404(a)) that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two fiscal years in which any such related person had or will have a direct or indirect material interest.

Director Independence

The board has determined that Mr. Iwanski and Mr. Wang would qualify as independent directors as that term is defined in the listing standards of the NYSE Amex.  Such independence definition includes as series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  In addition, as further required by the NYSE Amex listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firms in each of the last two fiscal years, in each of the following categories, were as follows:

	2012	2011

Audit	$50,257	$43,043
Audit related	-0-	-0-
Tax	-0-	-0-
All other	-0-	-0-

Total	$50,257	$43,043

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

Our full board of directors is responsible for selection, review and oversight of our independent registered public accounting firm.  The board of directors has not, as of the time of filing this annual report on Form 10-K with the Securities and Exchange Commission, adopted policies and procedures for pre-approving audit or permissible non-audit services performed by our independent registered public accounting firm.  Instead, the board of directors as a whole has pre-approved all such services, except for services meeting a “de minimus” exception.  To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than 5% of the total amount of revenues paid by us to our independent registered public accounting firm during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.  In the future, our board of directors may approve the services of our independent registered public accounting firm pursuant to pre-approval policies and procedures adopted by the board of directors, or an audit committee if one is standing, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of director’s responsibilities to our management.

The board of directors has determined that the provision of services by Morrill & Associates, LLC, described above are compatible with maintaining their independence as our independent registered public accounting firm.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

(1) Financial Statements

The following financial statements of the Registrant are included in response to Item 8 of this annual report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011.

Consolidated Statements of Stockholders’ Equity From January 1, 2011 to December 31, 2012.

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

(b) Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation and Amendments thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(3)
3.5	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(3)
4.1	Pacific Health Care Organization, Inc., 2002 Stock Option Plan(1)+
4.2	Pacific Health Care Organization, Inc., 2005 Stock Option Plan(4)+
10.1	Employment Agreement, dated February 1, 2013, between Pacific Health Care Organization, Inc. and Fred Odaka*+
10.2	Employment Agreement, dated February 1, 2013, between Pacific Health Care Organization, Inc. and David Kim*+
10.3	Consultant Agreement, dated February 1, 2013, between Pacific Health Care Organization, Inc. and Balzano & Associates*+
14.1	Code of Ethics(5)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith
+ Indicates management contract, compensatory plan or arrangement of the Company.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on September 19, 2002.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A-2 as filed with the Commission on July 13, 2004.
(3)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A as filed with the Commission on May 15, 2008.
(4)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A as filed with the Commission on October 21, 2005.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB as filed with the Commission on April 17, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:  April 1, 2013                                                           By:      /s/ Tom Kubota
Tom Kubota
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Tom Kubota	Chief Executive Officer, President and Director	April 1, 2013
Tom Kubota

/s/ Fred U. Odaka	Chief Financial Officer	April 1, 2013
Fred U. Odaka

/s/ Thomas Iwanski	Director	April 1, 2013
Thomas Iwanski

/s/ David Wang	Director	April 1, 2013
David Wang