Form 10-Q
period 2013-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2013-05-15
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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
Yes ☐    No ☒

 As of May 14, 2013, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets

ASSETS
	March 31, 2013 (Unaudited)	December 31, 2012
Current Assets
Cash	$447,198	$479,674
Accounts receivable, net of allowance of $20,000	1,427,646	1,332,499
Prepaid income tax	90,422	-
Receivable other	-	7,344
Prepaid expenses	96,987	52,988
Total current assets	2,062,253	1,872,505
Property and equipment, net
Computer equipment	128,655	127,667
Furniture & fixtures	83,708	83,708
Office equipment	26,560	26,560
Office equipment under capital lease	63,923	63,923
Total property & equipment	302,846	301,858
Less: accumulated depreciation	(144,381)	(133,573)
Net property & equipment	158,465	168,285
Other assets	8,158	8,158
Total assets	$2,228,876	$2,048,948

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$85,277	$120,787
Accrued expenses	191,793	98,074
Income tax payable	174,472	249,162
Current obligations under capital lease	17,803	19,294
Deferred rent expense	24,611	24,951
Deferred tax liability	5,659	5,659
Unearned revenue	-	2,443
Total current liabilities	499,615	520,370

Long term liabilities
Noncurrent obligations under capital lease	18,122	21,324
Total liabilities	517,737	541,694

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $0.001 par value; 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings	1,086,708	882,823
Total stockholders' equity	1,711,139	1,507,254
Total liabilities and stockholders’ equity	$2,228,876	$2,048,948

The accompanying notes are an integral part of these condensed consolidated financial statements

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended March 31,
	2013	2012
Revenues:
HCO fees	$246,689	$198,257
MPN fees	205,741	183,036
Other	931,680	684,164
Total revenues	1,384,110	1,065,457

Expenses:
Depreciation	10,808	5,793
Consulting fees	99,481	95,816
Salaries & wages	500,336	425,594
Professional fees	75,778	49,088
Insurance	58,180	45,737
Outsource service fees	139,257	64,051
Data maintenance	27,737	6,831
General & administrative	128,973	105,773

Total expenses	1,040,550	798,683

Income from operations	343,560	266,774

Other income (expense)
Interest income	459	190
Rental income	-	750
Interest (expense)	(723)	(230)
Total other income (expense)	(264)	710

Income before taxes	343,296	267,484

Income tax provision	139,411	111,113

Net income	$203,885	$156,371

Basic and fully diluted earnings per share:
Earnings per share amount	$.25	$.19
Weighted average common shares outstanding	802,424	802,424

The accompanying notes are an integral part of these condensed consolidated financial statements

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$203,885	$156,371
Adjustments to reconcile net income to net cash:
Depreciation	10,808	5,793
Changes in operating assets & liabilities
(Increase) in accounts receivable	(95,147)	(271,847)
Decrease in other receivables	7,344	-
(Increase) decrease in income tax receivable	(90,422)	-
Decrease in commission draw	-	3,884
(Increase) in prepaid expenses	(43,999)	(24,048)
(Decrease) in accounts payable	(35,510)	(68,928)
(Decrease) increase in deferred rent expense	(340)	465
Increase in accrued expenses	93,719	84,305
(Decrease) increase in income tax payable	(74,690)	111,113
(Decrease) in unearned revenue	(2,443)	(1,465)
Net cash used in operating activities	(26,795)	(4,357)

Cash Flows from investing activities
Purchase of furniture and office equipment	(988)	(33,262)
Net cash used in investing activities	(988)	(33,262)

Cash Flows from financing activities
Payment of obligation under capital lease	(4,693)	(1,605)
Net cash used in financing activities	(4,693)	(1,605)
(Decrease) in cash	(32,476)	(39,224)

Cash at beginning of period	479,674	368,459
Cash at end of period	$447,198	$329,235

Supplemental cash flow information
Cash paid for:
Interest	$1,439	$230
Income taxes paid	$390,422	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2013

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Health Care Organization, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2012 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for year ending December 31, 2013.

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

Throughout this quarterly report on Form 10-Q, unless the context indicates otherwise, the terms, “we,” “us,” “our” or “the Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”), Industrial Resolutions Coalition, Inc. (“IRC”), Medex Managed Care, Inc. (“MMC”), Medex Medical Management, Inc. (“MMM”) and Medex Legal Support, Inc., (“MLS”).

Overview

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

Our subsidiary, Medex holds two HCO licenses.  Through these licenses we cover the entire state of California.  We offer injured workers a choice of enrolling in an HCO with a network managed by primary care providers requiring a referral to specialists or a second HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

Under the HCO guidelines, all HCOs are required to pay certain annual fees to the California Division of Workers’ Compensation (“DWC”).  This annual fee is based on the number of employees enrolled in the HCO.  HCO guidelines also impose certain reporting and information delivery requirements upon HCOs.

Medical Provider Networks

By virtue of our certification as an HCO, we are statutorily qualified as an approved MPN.  Like an HCO, an MPN is a network of health care professionals, but MPN networks do not require the same level of medical expertise in treating work place injuries.  Under an MPN program, the employer client dictates which physician the injured employee will see for the initial visit.  Thereafter, the employee can choose to treat with any physician within the MPN network.  Under the MPN program, however, for as long as the employee seeks treatment for his injury, he can only seek treatment from physicians within the MPN network.

Unlike HCOs, MPNs are not assessed annual fees and have fewer reporting and information delivery requirements.  As a result, the administrative costs associated with administering an MPN program are lower, which allows MPNs to market their services at a lower cost than HCOs.

HCO + MPN

As a licensed HCO and MPN, in addition to offering HCO and MPN programs, we are able to offer our clients a combination of the HCO and MPN programs.  Under this plan model an employer can enroll its employees in the HCO program, and then prior to the expiration of the 90 or 180 day treatment period under the HCO program, the employer can enroll the employee into the MPN program.  This allows employers to take advantage of both programs.  We believe that we are currently the only entity that offers both programs together in a combination program.

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

We provide UR, MBR and NCM services to self-insured employers, insurance companies and the public sector.

Through our wholly-owned subsidiary IRC we participate in the business of creating legal agreements for the implementation and administration of Carve-Outs for California employers with collective bargaining units.

We offer our HCO and MPN services through Medex.  IRC participates in the Carve-Outs business.  MMC oversees and manages our UR and MBR businesses and MMM oversees our NCM services.

Results of Operations

Comparison of the three months ended March 31, 2013 and 2012

Revenue

Total revenues increased 30% during the three-month period ended March 31, 2013 to $1,384,110 when compared to the same period a year earlier. When compared to the three months ending March 31, 2012, revenues for HCO, MPN and other revenues increased by 24%, 12% and 36%, respectively. During the three months ended March 31, 2013 the total number of employee enrollees increased 38%. As of March 31, 2013, we had approximately 537,000 total HCO and MPN enrollees compared to approximately 388,000 total HCO and MPN enrollees as of March 31, 2012.  This increase was primarily the result of existing major HCO and MPN customer increasing their enrollments during 2012 and the quarter ended March 31, 2013.  The primary reason for the growth in other revenues was the continuing growth in MBR, UR and NCM revenues.

Although we realized growth in our revenues during the three months ended March 31 2013 compared to the same period in 2012, there are no assurances that we will continue to experience growth during 2013 at a rate similar to the growth rate we experienced in 2012 and the first quarter of 2013.

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

HCO Fees

During the three months ended March 31, 2013 and 2012, HCO fee revenues were $246,689 and $198,257, respectively.  While HCO enrollment increased 11% (from approximately 65,000 enrollees to approximately 72,000 enrollees) during the quarter ended March 31, 2013, we realized a 24% increase in revenue from HCO fees when compared to the same period last year.  The percentage increase in revenues outpaced the percentage increase in enrollment by 13%.  Revenue growth outpaced enrollment growth principally as a result of an increase in the volume of claims network fees to a number of new clients.

MPN Fees

MPN fee revenues for the three months ended March 31, 2013 were $205,741 compared to $183,036 for the three months ended March 31, 2012. During the quarter ended March 31, 2013 we realized a 44% increase in MPN enrollment (from approximately 323,000 enrollees to approximately 465,000 enrollees.)  Factors such as differing fee terms, unbundling of services, price competition and other similar factors as compared to three months ended March 31, 2012, resulted in only a 12% increase in MPN revenues compared to the three months ended March 31, 2012.

Other Fees

Other fees consist of revenues derived from UR, MBR, NCM and network claims repricing services. Other fee revenues for the three months ended March 31, 2013 and 2012 were $931,680 and $684,164, respectively.

UR and MBR Fees

Our MBR and UR revenues increased by $44,606 and $149,885, respectively, during the first fiscal quarter 2013 when compared to the same period of fiscal 2012.  MBR and UR service revenues grew largely as a result of increased marketing efforts by MMC in these areas of our business.

NCM Fees

NCM revenues increased $72,724 to $215,116 during the quarter ended March 31, 2013 resulting primarily from increased customer employee enrollment primarily by existing customers.

Network Repricing Fees

Our network claims repricing fees are generated from certain customers who have access to our network and split with Medex their cost savings generated from their PPO. Network claims repricing fees decreased from $68,146 to $44,715 during the three months ended March 31, 2013, as two customers reported lower levels of network claims repricing fees.  This resulted in a decrease in fees of $23,431when compared to the three months ended March 31, 2012.

Expenses

Total expenses for the three months ended March 31, 2013 and 2012 were $1,040,550 and $798,683, respectively.  The increase of $241,867 was the result of increases in depreciation, consulting fees, salaries and wages, professional fees, insurance, outsource service fees, data maintenance and general and administrative expense.

Consulting Fees

During the three months ended March 31, 2013 consulting fees increased to $99,481 from $95,816 during the three months ended March 31, 2012.  This increase of $3,665 was primarily the result of increased IT consultant fees offset by the termination of the lien consultant as of January 31, 2013.

In the event we see increased levels of services requested from our customers, especially for nurse case management services,  we may be required to engage additional nurse case managers and could experience higher consulting fees.

Salaries and Wages

Salaries and wages increased $74,742 or 18% to $500,336 during the three months ended March 31, 2013 compared to $425,594 during the three months ended March 31, 2012. The increase in salaries and wages was primarily due to hiring new employees as follows:

  Medex added four MPN Program Administrators, one in June 2012, one in July 2012 and two in September 2012 and hired one provider relations administrator in September 2012.  PHCO added an accounting manager in August 2012, an accounting clerk in September 2012 and a receptionist in October 2012.  MMM hired one nurse case manager in July 2012 and one in August 2012.  MMC hired a bill review analyst and a UR program coordinator in September 2012 and a bill review specialist in October 2012.

Also contributing to the increase in salaries and wages during three months ended March 31, 2013 when compared to the three months ended March 31, 2012, were the salary increases given to  the CEO and CFO of PHCO, and the COO of Medex in December 2012.

Professional Fees

For the three months ended March 31, 2013 we incurred professional fees of $75,778, compared to $49,088 during the three months ended March 31, 2012.  This 54% increase in fees was primarily the result of increased professional fees paid for field case management services partially offset by lower legal and medical consultant fees.

Insurance

During the three months ended March 31, 2013 we incurred insurance expenses of $58,180, a $12,443 increase over the prior year three-month period.  The increase in 2013 was primarily due to premium increases for our employee group health medical coverage resulting from the increase in our total number of employees. We are currently reviewing our entire company insurance policies and do not expect a material increase during the remainder of this fiscal year.

Outsource Service Fees

Outsource service fees consist of costs incurred in outsourcing MBR services and certain NCM and UR services.  We do not, at this time, have enough volume to justify creating our own MBR and UR in-house staff.  Instead, we utilize outside vendors to provide specific services for our clients, charging additional fees over and above those paid to said vendors for administration and coordination of MBR, NCM and UR services directly to the clients. We incurred $139,257 and $64,061 in outsource service fees during the three-months periods ended March 31, 2013 and 2012, respectively. This $75,206 increase was primarily the result of the increased demand for our MBR and UR services.

Data Maintenance

During the three months ended March 31, 2013 and March 31, 2012 data maintenance fees were $27,737 and $6,831, respectively.  The increase of $20,906 in data maintenance fees was primarily attributable to higher data maintenance costs associated with the renewal of MPN enrollees and enrollment of new customers during the period ended March 31, 2013 when compared to the period ended March 31, 2012.

General and Administrative

General and administrative expenses increased 22% to $128,973 during the three-month period ended March 31, 2013.  This increase of $23,200 was primarily attributable to increases in advertising, employment agency fees, equipment and repairs, rent expense, travel and entertainment and vacation expense partially offset by decreases in dues and subscriptions, licenses and permits, postage and delivery and miscellaneous general administrative expenses.  We expect current levels of general and administrative expenses to increase starting with the second quarter of 2013.

Income Before Taxes

In the first fiscal quarters of 2013 and 2012, total revenues exceeded total expenses.  As a result, we recognized income before taxes during the three months ended March 31, 2013 and 2012 of $343,296 and $267,484, respectively.

Income Tax Provision

As a result of realizing income before taxes, we made provision for our income tax obligations in the first fiscal quarters of 2013 and 2012.  Our income tax provision for the three-months ended March 31, 2013 was 25% greater than during the comparable period 2012 to reflect the 28% increase in income before taxes realized during the first fiscal quarter 2013 compared to the first fiscal quarter 2012.

Net Income

During the three months ended March 31, 2013, total revenues of $1,384,110 were higher by $318,653 when compared to the same period in 2012.   This increase in total revenues was partially offset by increases in total expenses of $241,867 resulting in income from operations of $343,560 compared to income from operations of $266,774 during three months ended March 31, 2012.  Correspondingly, we realized net income of $203,885 for the three months ended March 31, 2013, compared to net income of $156,371, during the three months ended March 31, 2012.  We expect moderate increases in revenues to continue in the second quarter of 2013, when compared to the the second quarter of 2012, to be generated from new services offered by the Company to existing and new customers.

Liquidity and Capital Resources

As of March 31, 2013, we had cash on hand of $447,198 compared to $479,674 at December 31, 2012.  The $32,476 decrease in cash on hand is primarily the result of increases in our accounts receivables, prepaid expenses, and decreases in accounts payable, other receivables and income tax payable, partially offset by increases in our net profit, depreciation, accrued expenses and income tax payable.  The payment period on our accounts receivables for our MBR and UR services is longer than for our other services, as these clients generally are slower payers.  We are currently seeking loan arrangements to supplement our working capital needs to address the extended collection times on these accounts receivables.    Notwithstanding this issue, barring a significant economic downturn, we believe that cash on hand and anticipated revenues from operation will be sufficient to cover our operating costs for the balance of the current fiscal year.

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

Cash Flow

During the three months ended March 31, 2013 cash was primarily used to fund operations. We had a net decrease in cash of $32,476 during the three months ended March 31, 2013.  See below for additional discussion and analysis of cash flow.

	For the three months ended March 31,
	2013 (unaudited)	2012 (unaudited)

Net cash used in operating activities	$(26,795)	$(4,357)
Net cash used in investing activities	(988)	(33,262)
Net cash used in financing activities	(4,693)	(1,605)

Net (decrease) in cash	$(32,476)	$(39,224)

During the three months ended March 31, 2013, net cash used in operating activities was $26,795 compared to net cash provided by operating activities of $4,357 during the three months ended March 31, 2012.  As discussed herein we realized net income of $203,885 during the three months ended March 31, 2013, compared to net income of $156,371 during the three months ended March 31, 2012.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of March 31, 2013:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Equipment Leases(1)	$61,157	$28,393	$32,764	$-	$-
Office Leases(2)	422,975	105,768	317,207	-	-
Total	$484,132	$134,161	$349,971	-	$-

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

(2)	Following is our annual base rent for our office space throughout the remaining term of the lease:

Rent Period	Annual Rent Payments
Apr. 1 to Dec. 31, 2013	$105,768
Jan. 1 to Dec. 31, 2014	$144,508
Jan. 1 to Dec. 31, 2015	$147,949
Jan. 1 to Dec. 31, 2016	$24,750
Total	$422,975

Off-Balance Sheet Financing Arrangements

As of March 31, 2013 we had no off-balance sheet financing arrangements.

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

Revenue Recognition —  The Company applies the revenue recognition provisions pursuant to Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition (“ASC 605”) (formerly SAB Topic 13A), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The guidance outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.  Risk Factors

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	May 15, 2013	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	May 15, 2013	/s/ Fred Odaka
Fred Odaka Chief Financial Officer