Form 10-Q
period 2013-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2013-08-14
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013

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

As of August 10, 2013, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Information
Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current Assets
Cash	$850,706	$479,674
Accounts receivable, net of allowance of $16,352 and $20,000	1,496,176	1,332,499
Prepaid income taxes	117,922	-
Receivable other	2,275	7,344
Prepaid expenses	62,532	52,988
Total current assets	2,529,611	1,872,505

Property and equipment, net
Computer equipment	129,423	127,667
Furniture & fixtures	83,708	83,708
Office equipment	26,560	26,560
Office equipment under capital lease	63,923	63,923
Total property & equipment	303,614	301,858
Less: accumulated depreciation and amortization	(155,278)	(133,573)
Net property & equipment	148,336	168,285

Other assets	8,158	8,158
Total assets	$2,686,105	$2,048,948

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$116,430	$120,787
Accrued expenses	171,657	98,074
Income tax payable	337,777	249,162
Current obligation under capital lease	16,287	19,294
Deferred rent expense	23,753	24,951
Deferred tax liability	5,659	5,659
Unearned revenue	-	2,443
Total current liabilities	671,563	520,370

Long term liabilities
Noncurrent obligation under capital lease	14,860	21,324
Total liabilities	686,423	541,694

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock, 50,000,000 shares authorized at $0.001 par value 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings (deficit)	1,375,251	882,823
Total stockholders' equity	1,999,682	1,507,254
Total liabilities and stockholders’ equity	$2,686,105	$2,048,948

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended June 30,		For six months ended June 30,
	2013	2012	2013	2012

Revenues:
HCO fees	$232,847	$192,240	$479,536	$390,497
MPN fees	209,475	181,310	415,216	364,346
Other	1,150,286	750,361	2,081,966	1,434,525
Total revenues	1,592,608	1,123,911	2,976,718	2,189,368

Expenses:
Depreciation & amortization	10,897	6,659	21,705	12,452
Consulting fees	85,773	114,877	185,254	210,693
Salaries & wages	529,461	369,604	1,029,797	795,198
Professional fees	117,079	69,187	192,857	118,275
Insurance	62,417	52,170	120,597	97,907
Outsource service fees	169,157	81,371	308,414	145,422
Data maintenance	9,086	13,853	36,823	20,684
General & administrative	122,253	107,291	251,226	213,064
Total expenses	1,106,123	815,012	2,146,673	1,613,695

Income from operations	486,485	308,899	830,045	575,673

Other income (expense):
Interest income	-	191	459	381
Rental income	-	750	-	1,500
Interest (expense)	(637)	(201)	(1,360)	(431)
Total other income (expense)	(637)	740	(901)	1,450

Income before taxes	485,848	309,639	829,144	577,123

Income tax provision	197,305	123,257	336,716	234,370

Net income	$288,543	$186,382	$492,428	$342,753

Basic and fully diluted earnings per share:
Earnings per share amount	$.36	$.23	$.61	$.43
Weighted average common shares outstanding	802,424	802,424	802,424	802,424

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$492,428	$342,753
Adjustments to reconcile net income to net cash:
Depreciation and amortization	21,705	12,452
Changes in operating assets & liabilities
(Increase) in accounts receivable	(163,677)	(475,458)
Decrease in receivable other	5,069	-
(Increase) in prepaid income tax	(117,922)	-
Decrease in commission draw	-	4,499
(Increase) decrease in prepaid expenses	(9,544)	19,047
(Decrease) in accounts payable	(4,357)	(55,956)
Increase in accrued expenses	73,583	63,481
Increase in income tax payable	88,615	234,370
(Decrease) increase in deferred rent expense	(1,198)	3,210
(Decrease) in unearned revenue	(2,443)	(4,867)
Net cash provided by operating activities	382,259	143,531

Cash flows from investing activities
Purchases of furniture & equipment	(1,756)	(49,988)
Net cash used by investing activities	(1,756)	(49,988)

Cash flows from financing activities
Payment of obligation under capital lease	(9,471)	(3,238)
Net cash used in financing activities	(9,471)	(3,238)
Increase in cash	371,032	90,305
Cash at beginning of period	479,674	368,459
Cash at end of period	$850,706	$458,764
Supplemental Cash Flow Information
Cash paid for:
Interest	$2,387	$649
Taxes paid	$365,922	$-

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2013

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2012.  Operating results for the six-months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

NOTE 2 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Item 2.   Management’s Discussion and Analysis of Financial Statements and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

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

Overview

We are a specialty workers’ compensation managed care company providing a range of services primarily to California employers and claims administrators. We do have one customer for whom we currently provide MBR services in thirteen states including California. Workers’ compensation costs continue to increase due to rising medical costs, inflation, fraud and other factors.  Medical and indemnity costs associated with workers’ compensation in the state of California are billions of dollars annually.  Our focus goes beyond the medical cost of claims.  Our goal is to reduce the entire cost of the claim, including medical, legal and administrative costs.  Through our wholly-owned subsidiaries we provide a range of effective workers’ compensation cost containment services, including but not limited to:

·	Health Care Organizations (“HCOs”)
·	Medical Provider Networks (“MPNs”)
·	HCO + MPN
·	Workers’ Compensation Carve-Outs
·	Utilization Review (“UR”)
·	Medical Bill Review (“MBR”)
·	Nurse Case Management (“NCM”)

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

Results of Operations

Comparison of the three months ended June 30, 2013 and 2012

Revenue

The total number of employee enrollees increased 36% during three months ended June 30, 2013 compared to June 30, 2012. Total revenues increased 42% to $1,592,608.  As of June 30, 2013, we had approximately 550,000 total enrollees.  Enrollment consisted of approximately 83,000 HCO enrollees and 467,000 MPN enrollees.  By comparison as of June 30, 2012 we had approximately 403,000 total enrollees, including approximately 64,000 HCO enrollees and approximately 339,000 MPN enrollees.  The net increase of HCO and MPN enrollment of 19,000 and 128,000, respectively, was primarily the result of existing major HCO and MPN customer increasing their enrollments from April 2012 through June 2013.  The major reason for the growth in other revenues was the continuing growth in MBR, UR and NCM revenues.

Although we realized growth in our revenues during the three months ended June 30 2013 compared to the same period in 2012, there are no assurances that we will continue to experience growth during 2013 at a rate similar to the growth rate we experienced in 2012 and the second quarter of 2013.

Our business generally has a long sales cycle, typically in excess of one year. Once we have established a customer relationship, our revenue adjusts with the growth or retraction of our customers’ managed headcount volume. New customers are added throughout the year and other customers terminate from the program for a variety of reasons.

In the current economic environment, we anticipate businesses will continue to seek ways to further reduce their workers’ compensation program costs. Even though the HCO and MPN programs have been shown to create a favorable return on investment for employers, (as our services are a significant component of the employers’ loss prevention programs), it can be a challenge to justify our fees to our customers. In order to convince employers that HCO and/or MPN fees are well-spent, we must continue to provide a framework for expeditiously returning employees back to work at the lowest cost. As a result, we may experience some client turnover in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of existing services. We also anticipate our market may shrink as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.

HCO Fees

During the three months ended June 30, 2013 and 2012, HCO fee revenues were $232,847 and $192,240, respectively. HCO enrollment increased 30% during the quarter ended June 30, 2013 compared to a 21% increase in revenue from HCO fees when compared to the same period last year.  The percentage increase in enrollment outpaced the percentage increase in revenue by 9%.  This was the result of changes in our fee structure and our offering bundled services, including MBR, UR and NCM services to a number of clients, which resulted in increased enrollment, without increasing HCO fees charged.

MPN Fees

MPN Fee revenues for the three months ended June 30, 2013 were $209,475 compared to $181,310 for the three months ended June 30, 2012.  During the quarter ended June 30, 2013 we realized a 38% increase in MPN enrollment (from approximately 339,000 enrollees to approximately 467,000 enrollees.)  Factors such as differing fee terms, unbundling of services, price competition and other similar factors as compared to three months ended June 30, 2012, resulted in only a 16% increase in MPN revenues compared to the three months ended June 30, 2012.

Other Fees

Other fees consist of revenues derived from MBR, NCM, UR, lien representation services and network claims repricing services provided by Medex, MMC, MMM and MLS. Other fee revenues for the three months ended June 30, 2013 and 2012 were $1,150,286 and $750,361, respectively.

UR and MBR Fees

Our MBR and UR revenues increased by $103,056 and $208,955, respectively, during the second fiscal quarter 2013 when compared to the same period of fiscal 2012.  MBR and UR service revenues grew largely as a result of increased marketing efforts by MMC in these areas of our business.

NCM Fees

NCM revenues increased $136,284 to $291,598 during the quarter ended June 30, 2013 from $155,314 when compared to the same period of 2012, resulting primarily from increased customer employee enrollment primarily by existing customers.  We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services.

Network Repricing Fees

Our network claims repricing fees are generated from certain customers who have access to our network and split with Medex their cost savings generated from their PPO. Network claims repricing fees decreased from $68,542 to $37,997 during the three months ended June 30, 2013, as three customers reported lower levels of network claims repricing fees.  This resulted in a decrease in fees of $30,545 when compared to the three months ended June 30, 2012.

Expenses

Total expenses for the three months ended June 30, 2013 and 2012 were $1,106,123 and $815,012, respectively.  The increase of $291,111 was the result of increases in depreciation, outsource service fees, salaries and wages, professional fees, insurance, and general and administrative expense, partially offset by decreases in consulting fee and data maintenance.

Consulting Fees,

During the three months ended June 30, 2013, consulting fees decreased to $85,773 from $114,877 during the three months ended June 30, 2012.  This decrease of $29,104 was due mainly to the termination of our lien consultant as of January 31, 2013 and the consultant in charge of our MMC operations in July 2012.

In the event we see an increased level of services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers, we would expect to experience higher consulting fees.

Salaries and Wages

Salaries and wages increased $159,857 or 43% to $529,461 during the three months ended June 30, 2013 compared to $369,604 during the three months ended June 30, 2012. The increase in salaries and wages was primarily due to hiring new employees as follows:

Medex added three MPN Program Administrators, one in July 2012 and two in September 2012 and hired one provider relations administrator in September 2012.  PHCO added an accounting manager in August 2012, an accounting clerk in September 2012, a receptionist in October 2012 and an accounting clerk in May 2013.  MMM hired one nurse case manager in July 2012 and one in August 2012.  MMC hired a bill review analyst and a UR program coordinator in September 2012 and a bill review specialist in October 2012.

Also contributing to the increase in salaries and wages during three months ended June 30, 2013 when compared to the three months ended June 30, 2012, were the salary increases given to the CEO and CFO of PHCO, and the COO of Medex in December 2012.

Professional Fees

For the three months ended June 30, 2013, we incurred professional fees of $117,079, compared to $69,187 during the three months ended June 30, 2012.  This 69% increase in fees was primarily the result of increased professional fees paid for field case management services partially offset by lower accounting, legal and medical consultant fees.

Insurance

During the three months ended June 30, 2013, we incurred insurance expenses of $62,417, a $10,247 increase over the prior year three-month period.  The increase in 2013 was primarily due to premium increases for our employee group health medical coverage resulting from the increase in our total number of employees. We do not expect a material increase in insurance expenses during the remainder of this fiscal year.

Outsource Service Fees

Outsource service fees consist of costs incurred in outsourcing MBR services and certain NCM and UR services.  We do not, at this time, have enough volume to justify creating our own MBR and UR in-house staff.  Instead, we utilize outside vendors to provide specific services for our clients, charging additional fees over and above those paid to our outside vendors for administration and coordination of MBR, NCM and UR services directly to the clients. We incurred $169,157 and $81,371 in outsource service fees during the three-months periods ended June 30, 2013 and 2012, respectively. This $87,786 increase was primarily the result of the increased demand for our MBR and UR services.

Data Maintenance

During the three months period ended June 30, 2013 we experienced a 34% decrease in data maintenance fees.  The decrease in data maintenance fees was primarily attributable to the lower levels of renewals from existing customers during the quarter ended June 30, 2013 when compared to the same period a year earlier. This decrease was partially offset by costs incurred resulting from the increases in our HCO and MPN enrollment.

General and Administrative

General and administrative expenses increased 14% to $122,253 during the three-month period ended June 30, 2013.  This increase of $14,962 was primarily attributable to increases in bad debt expense, equipment and repairs, internet expenses, telephone, and vacation expense partially offset by decreases in advertising, postage and delivery, travel and entertainment and miscellaneous general administrative expenses. We recorded $2,500 in bad debt expense as general administrative expenses during the three-month period ended June 30, 2013.  We expect current levels of general and administrative expenses to increase starting with the third quarter of 2013.

Income Before Taxes

In the second fiscal quarters of 2013 and 2012, total revenues exceeded total expenses.  As a result, we recognized income before taxes during the three months ended June 30, 2013 and 2012 of $485,848 and $309,639, respectively.

Income Tax Provision

As a result of realizing income before taxes, we made provision for our income tax obligations in the second fiscal quarters of 2013 and 2012.  Our income tax provision for the three-months ended June 30, 2013 was 60% greater than during the comparable period 2012 to reflect the 57% increase in income before taxes realized during the second fiscal quarter 2013 compared to the second fiscal quarter 2012.

Net Income

During the three months ended June 30, 2013, total revenues of $1,592,608 were higher by $468,697 when compared to the same period in 2012.   This increase in total revenues was partially offset by increases in total expenses of $291,111 resulting in income from operations of $486,485 compared to income from operations of $308,899 during three months ended June 30, 2012.  As a result, we realized a 55% increase in net income for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.  We expect moderate increases in revenues to continue in the third quarter of 2013, when compared to the third quarter of 2012, to be generated from new services offered by the Company to existing and new customers.

Comparison of the six months ended June 30, 2013 and 2012

Revenue

The total number of employee enrollees increased 36% during six months ended June 30, 2013 compared to June 30, 2012.  Total revenues also increased 36% to $2,976,718.

The net increase in HCO and MPN enrollees of approximately 19,000 and 128,000, respectively, was mainly the result of existing major HCO and MPN customers increasing their enrollments. Although we realized growth in our revenues during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012, there are assurances that we will continue our growth rate during the remainder of 2013.

HCO Fees

During the six months ended June 30, 2013 and 2012 HCO fee revenues were $479,536 and $390,497 respectively.  While HCO enrollment increased 30% during the six months ended June 30, 2013, we realized only a 23% increase in revenue from HCO fees when compared to the same period last year.  As noted above, the percentage increase in enrollment outpaced the percentage increase in revenue as a result of changes in our fee structure and our offering bundled services, including MBR, UR and NCM services to a number of clients, which resulted in increased enrollment, without increasing HCO fees charged.

MPN Fees

MPN Fee revenues for the six months ended June 30, 2013 were $415,216 compared to $364,346 for the six months ended June 30, 2012.  We had an increase in MPN enrollment of 38% during the six months ended June 30, 2013, as noted above, which only resulted a 14% increase in MPN revenues compared to the same period 2012.  Factors such as differing fee terms, unbundling of services, price competition and other similar factors contributed to this lower increase in MPN revenues.

Other Fees

As mentioned above other fees consist of revenues derived from MBR, NCM, UR, lien representation services and network claims repricing services provided by Medex, MMC, MMM and MLS. Other fee revenues for the six months ended June 30, 2013 and 2012 were $2,081,966 and $1,434,525, respectively.

UR and MBR Fees

During the six months ended June 30, 2013, MBR and UR revenues increased by $147,661 and $358,840, respectively, when compared to the same period of fiscal 2012.  MBR and UR service revenues grew largely as a result of increased marketing efforts by MMC in these areas of our business.

NCM Fees

During the six months ended June 30, 2013 and 2012, NCM revenue was $506,714 and $297,406, respectively. This increase of $209,308 was primarily the result of increased customer employee enrollment.

Lien Service Fees

We commenced offering lien representation services in February 2012 and have recorded revenues totaling $7,895 for the six month period ended June 30, 2013 compared to $22,286 during the same period in 2012.  The lower level of lien services recorded during the six months ended June 30, 2013 compared to the same period in 2012 was the result of MLS terminating the offering of its services in January 2013 as a result of changes in legislation that appear to have significantly impaired the potential profitability of the lien representation business.

Network Repricing Fees

Our network claims repricing fees are generated from certain customers who have access to our network and split with Medex their cost savings generated from their PPO. Network claims repricing fees decreased from $136,688 to $82,712 during the six months ended June 30, 2013, as three customers reported lower levels of network claims repricing fees.  This resulted in a decrease in fees of $53,976 when compared to the six months ended June 30, 2012.

Expenses

Total expenses for the six months ended June 30, 2013 and 2012 were $2,146,673 and $1,613,695, respectively. The increase of $532,978 was the result of increases in depreciation, outsource service fees, salaries and wages, professional fees, insurance, data maintenance and general and administrative expense, partially offset by decreases in consulting fees.

Consulting Fees

During the six months ended June 30, 2013, consulting fees decreased to $185,254 from $210,693 during the six months ended June 30, 2012.  The decrease of $25,439 was due mainly from the termination of our lien consultant as of January 31, 2013 and the consultant in charge of our MMC operations in July 2012.

Salaries and Wages

Salaries and wages increased $234,599 or 30% to $1,029,797 during the six months ended June 30, 2013 compared with the six months ended June 30, 2012.  The increase in salaries and wages was primarily due to hiring new employees as follows:

Medex added three MPN Program Administrators, one in July 2012 and two in September 2012 and hired one provider relations administrator in September 2012.  PHCO added an accounting manager in August 2012, an accounting clerk in September 2012, a receptionist in October 2012 and an accounting clerk in May 2013.  MMM hired one nurse case manager in July 2012 and one in August 2012.  MMC hired a bill review analyst and a UR program coordinator in September 2012 and a bill review specialist in October 2012.

Also contributing to the increase in salaries and wages during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012, were the salary increases given to the CEO and CFO of PHCO, and the COO of Medex in December 2012.

Professional Fees

For the six months ended June 30, 2013, we incurred professional fees of $192,857 compared to $118,275 during the six months ended June 30, 2012.  This 63% increase in fees was primarily the result of increased fees paid for field case management services partially offset by lower accounting, legal and medical consultant fees.

Insurance

During the six months ended June 30, 2013, we incurred insurance expenses of $120,597, an increase of $22,690 over the same six-month period of 2012.  The increase in 2013 was primarily due to premium increases for our employee group health medical, coverage resulting from the increase in our total number of employees. We do not expect a material increase in insurance expenses during the remainder of this fiscal year.

Outsource Service Fees

 As discussed above, outsource service fees consist of costs incurred by our subsidiaries in outsourcing its MBR services and certain NCM and UR services.  We incurred $308,414 and $145,422 in outsource service fees during the six month periods ended June 30, 2013 and 2012, respectively.  This $162,992 increase was primarily the result of the increased demand for our MBR and UR services.

Data Maintenance

During the six months ended June 30, 2013 we experienced a 30% increase in HCO enrollment and a 38% increase in MPN enrollment, resulting in an overall enrollment increase of 36%.  While overall enrollment increased by 36%, data maintenance fees increased by 78% to $36,823 during the six months ended June 30, 2013.  The increase of $16,139 in data maintenance fees was primarily attributable to higher data maintenance costs associated with the renewal of MPN enrollees and overall enrollment of new customers during the period ended June 30, 2013 when compared to the period ended June 30, 2012.

General and Administrative

General and administrative expenses increased 18% to $251,226 during the six months ended June 30, 2013 when compared to the same period in 2012.  The increase in general and administrative expense was primarily attributable to increases in bad debt expense, employment agency fees, internet expense, equipment repairs, travel and entertainment and vacation expenses, partially offset by decreases in dues and subscriptions, license and permits and postage and delivery.  We recorded $2,500 in bad debt expense as general administrative expenses during the six-month period ended June 30, 2013. Provided we continue to add new customers at our current rate, we expect current levels of general and administrative expenses to increase during the remainder of this fiscal year.

Income Before Taxes

During the six months ended June 30, 2013 and 2012, total revenues exceeded total expenses.  As a result, we recognized income before taxes during the six months ended June 30, 2013 and 2012 of $829,144 and $577,123, respectively.

Income Tax Provision

As a result of realizing income before taxes, we made provision for our income tax obligations for the six months ended June 30, 2013 and 2012.  Our income tax provision for the six months ended June 30, 2013 was 44 % greater than during the comparable period 2012 to reflect the 44% increase in income before taxes realized during the six months ended June 30, 2013 compared to the same period in 2012.

Net Income

During the six months ended June 30, 2013, total revenues of $2,976,718 were higher by $787,350 when compared to the same period in 2012.   This increase in total revenues was partially offset by increases in total expenses of $532,978 resulting in income from operations of $830,045 compared to income from operations of $575,673 during six months ended June 30, 2012.  As a result, we realized net income of $492,428 for the six months ended June 30, 2013, compared to net income of $342,753, during the six months ended June 30, 2012.  We expect moderate increases in revenues to continue in the third quarter of 2013, when compared to the third quarter of 2012, to be generated from new services offered by the Company to existing and new customers.

Liquidity and Capital Resources

As of June 30, 2013, we had cash on hand of $850,706 compared to $479,674 at December 31, 2012.  The $371,032 increase in cash on hand is primarily the result of increases in our net income, depreciation, accrued expenses, income tax payable, and decrease in receivable other, partially offset by increases our accounts receivables, prepaid expenses, and decreases in our accounts payable, deferred rent expense , unearned revenues and payments of our obligations under capital lease.  The payment period on our accounts receivables for our MBR and UR services is longer than for our other services, as these clients generally are slower payers.  We are currently seeking loan arrangements to supplement our working capital needs to address the extended collection times on these accounts receivables, as well as, the need for additional funds that may be required to expand our business.  Notwithstanding this issue, barring a significant economic downturn, we believe that cash on hand and anticipated revenues from operation will be sufficient to cover our operating costs for the balance of the current fiscal year.

We currently have planned certain capital expenditures during the remainder of fiscal 2013 to accommodate our growth.  We do not anticipate this will require us to seek outside sources of funding.  We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing.  Given current credit market conditions, there is no assurance that we could be successful in obtaining additional debt financing on favorable terms, or at all.  Similarly, given current market and economic conditions there is no guarantee that we could negotiate appropriate equity financing.

Cash Flow

During the six months ended June 30, 2013 cash was primarily used to fund operations. We had a net increase in cash of $371,032 during the six months ended June 30, 2013.  See below for additional discussion and analysis of cash flow.

	For the six months ended June 30,
	2013 (unaudited)	2012 (unaudited)

Net cash provided by operating activities	$382,259	$143,531
Net cash used in investing activities	(1,756)	(49,988)
Net cash used in financing activities	(9,471)	(3,238)

Net increase in Cash	$371,032	$90,305

During the six months ended June 30, 2013 net cash provided by operating activities was $382,259 compared to net cash provided by operating activities of $143,531 during the six months ended June 30, 2012.  As discussed herein we realized net income of $492,428 during the six months ended June 30, 2013, compared to net income of $342,753 during the six months ended June 30, 2012.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of June 30, 2013:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Equipment Leases(1)	$44,969	$12,205	$32,764	$-	$-
Office Leases(2)	387,719	70,512	317,207	-	-
Total	$432,688	$93,717	$349,971	$-	$-

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

(2)
In March 2011 we commenced a new office lease agreement that runs to February 29, 2016.  In October 2011 we amended our office lease agreement to include an additional 1,640 square feet for our subsidiary MMC.  Following is our annual amended base rent for the new office space throughout the term of the lease:

Rent Period	Annual Rent Payments
Jul.1 to Dec. 31, 2013	$70,512
Jan. 1 to Dec. 31, 2014	$144,508
Jan. 1 to Dec. 31, 2015	$147,949
Jan. 1 to Dec. 31, 2016	$24,750
Total	$387,719

Off-Balance Sheet Financing Arrangements

As of June 30, 2013 we had no off-balance sheet financing arrangements.

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

The Company’s subscribers generally pay in advance for their services by check for billings, revenue is then recognized ratably over the period in which the related services are provided.  Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.  An allowance for uncollectible accounts is established for any customer who is deemed as possibly uncollectible.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	August 14, 2013	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	August 14, 2013	/s/ Fred Odaka
Fred Odaka Chief Financial Officer