Form 10-Q
period 2013-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2013-11-14
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

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

As of November 11, 2013, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current Assets
Cash	$933,109	$479,674
Accounts receivable, net of allowance of $23,852 and $20,000	1,525,164	1,332,499
Prepaid income taxes	597,922	-
Receivable other	20	7,344
Prepaid expenses	147,855	52,988
Total current assets	3,204,070	1,872,505

Property and equipment, net
Computer equipment	130,717	127,667
Furniture & fixtures	83,708	83,708
Office equipment	26,560	26,560
Office equipment under capital lease	63,923	63,923
Total property & equipment	304,908	301,858
Less: accumulated depreciation and amortization	(166,196)	(133,573)
Net property & equipment	138,712	168,285

Other assets	8,158	8,158
Total assets	$3,350,940	$2,048,948

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$124,980	$120,787
Accrued expenses	273,075	98,074
Income tax payable	565,900	249,162
Current obligation under capital lease	14,743	19,294
Deferred rent expense	22,322	24,951
Deferred tax liability	5,659	5,659
Unearned revenue	-	2,443
Total current liabilities	1,006,679	520,370

Long term liabilities
Noncurrent obligation under capital lease	11,537	21,324
Total liabilities	1,018,216	541,694

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock, 50,000,000 shares authorized at $0.001 par value; 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings	1,708,293	882,823
Total stockholders' equity	2,332,724	1,507,254
Total liabilities and stockholders’ equity	$3,350,940	$2,048,948

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended September 30,		For nine months ended September 30,
	2013	2012	2013	2012

Revenues:
HCO fees	$210,039	$301,077	$689,575	$691,574
MPN fees	223,625	205,238	638,841	569,584
Other	1,269,906	820,486	3,351,872	2,255,011
Total revenues	1,703,570	1,326,801	4,680,288	3,516,169

Expenses:
Depreciation & amortization	10,918	7,153	32,623	19,605
Bad debt provision	10,000	-	10,000	-
Consulting fees	81,871	143,326	267,125	354,019
Salaries & wages	517,400	440,890	1,547,197	1,236,088
Professional fees	131,157	77,558	324,014	195,833
Insurance	68,858	54,854	189,455	152,761
Outsource service fees	202,960	114,550	511,374	259,972
Data maintenance	9,355	31,285	46,178	51,969
General & administrative	108,759	143,285	359,985	356,349
Total expenses	1,141,278	1,012,901	3,287,951	2,626,596

Income from operations	562,292	313,900	1,392,337	889,573

Other income (expense):
Interest income	1	170	460	551
Rental income	-	250	-	1,750
Interest (expense)	(549)	(173)	(1,909)	(604)
Total other income (expense)	(548)	247	(1,449)	1,697

Income before taxes	561,744	314,147	1,390,888	891,270

Income tax provision	228,702	127,574	565,418	361,944

Net income	$333,042	$186,573	$825,470	$529,326

Basic and fully diluted earnings per share:
Earnings per share amount	$.42	$.23	$1.03	$.66
Weighted average common shares outstanding	802,424	802,424	802,424	802,424

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$825,470	$529,326
Adjustments to reconcile net income to net cash:
Depreciation and amortization	32,623	19,604
Changes in operating assets & liabilities
(Increase) in accounts receivable	(192,665)	(835,603)
Decrease in receivable other	7,324	-
(Increase) in prepaid income tax	(597,922)	(61,511)
Decrease in commission draw	-	29,350
(Increase) decrease in prepaid expenses	(94,867)	4,820
(Decrease) increase in accounts payable	4,193	(53,713)
Increase in accrued expenses	175,001	113,446
Increase in income tax payable	316,738	361,944
(Decrease) increase in deferred rent expense	(2,629)	3,129
(Decrease) in unearned revenue	(2,443)	(3,046)
Net cash provided by operating activities	470,823	107,746

Cash flows from investing activities
Purchases of furniture & equipment	(3,050)	(63,551)
Net cash used by investing activities	(3,050)	(63,551)

Cash flows from financing activities
Payment of obligation under capital lease	(14,338)	(4,900)
Net cash used in financing activities	(14,338)	(4,900)
Increase in cash	453,435	39,295
Cash at beginning of period	479,674	368,459
Cash at end of period	$933,109	$407,754
Supplemental Cash Flow Information
Cash paid for:
Interest	$2,980	$604
Taxes paid	$846,502	$61,511

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2013

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2012.  Operating results for the nine-months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

NOTE 2 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (“Exchange Act”) that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

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

Our subsidiary Medex holds two HCO licenses.  Through these licenses we cover the entire state of California.  We offer injured workers a choice of enrolling in an HCO with a network managed by primary care providers requiring a referral to specialists or a second HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

Under the HCO guidelines all HCOs are required to pay certain annual fees to the California Division of Workers’ Compensation (“DWC”).  This annual fee is based on the number of employees enrolled in the HCO.  HCO guidelines also impose certain reporting and information delivery requirements upon HCOs.

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

Results of Operations

Comparison of the three months ended September 30, 2013 and 2012

Revenue

The total number of employee enrollees increased 24% during three months ended September 30, 2013 compared to September 30, 2012. Total revenues increased 28% to $1,703,570.  As of September 30, 2013 we had approximately 548,000 total enrollees.  Enrollment consisted of approximately 79,000 HCO enrollees and 469,000 MPN enrollees.  By comparison as of September 30, 2012 we had approximately 442,000 total enrollees, including approximately 76,000 HCO enrollees and approximately 366,000 MPN enrollees.  The net increase of HCO and MPN enrollment of 3,000 and 103,000, respectively, was primarily the result of existing major HCO and MPN customer increasing their enrollments from September 2012 through September 2013.  The major reason for the growth in other revenues was the continuing growth in MBR, UR and NCM revenues.

Although we realized growth in our revenues during the three months ended September 30 2013 compared to the same period in 2012, there are no assurances that we will continue to experience growth during 2013 at a rate similar to the growth rate we experienced in 2012 and the third quarter of 2013.

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

HCO Fees

During the three months ended September 30, 2013 and 2012 HCO fee revenues were $210,039 and $301,077, respectively.  HCO enrollment increased 4% during the quarter ended September 30, 2013 compared to a 30% decrease in revenue from HCO fees when compared to the same period last year.   This was the result of lowering our HCO fees structure to certain existing customers and offering bundled services to include MBR, UR and NCM services to a number of new clients, which resulted in increased enrollment, but lower HCO fees revenues.

MPN Fees

MPN fee revenues for the three months ended September 30, 2013 were $223,625 compared to $205,238 for the three months ended September 30, 2012.  During the quarter ended September 30, 2013 we realized a 28% increase in MPN enrollment (from approximately 366,000 enrollees to approximately 469,000 enrollees.)  Factors such as differing fee terms, unbundling of services, price competition and other similar factors as compared to three months ended September 30, 2012 resulted in only a 9% increase in MPN revenues compared to the three months ended September 30, 2012.

Other Fees

Other fees consist of revenues derived from MBR, NCM, UR, lien representation services and network claims repricing services provided by Medex, MMC, MMM and MLS.  Other fee revenues for the three months ended September 30, 2013 and 2012 were $1,269,906 and $820,486, respectively.

MBR and UR Fees

Our MBR and UR revenues increased by $50,708 and $358,899 – to $345,254 and $577,875; respectively, during the third fiscal quarter 2013 when compared to the same period of fiscal 2012.  MBR and UR service revenues grew largely as a result of increased marketing efforts by MMC in these areas of our business.

NCM Fees

NCM revenues increased $88,901 to $309,272 during the quarter ended September 30, 2013 when compared to the same period of 2012, resulting primarily from increased customer employee enrollment primarily by existing customers.  We retain nurses on our staff who, at the request of our customers, will review the medical portion of a claim on behalf of our employer clients, claims managers and injured workers.  We offer nurse case management services to our customers on an optional basis.  We charge an additional fee for nurse case management services.

Network Repricing Fees

Our network claims repricing fees are generated from certain customers who have access to our network and split with Medex their cost savings generated from their PPO.  Network claims repricing fees decreased from $62,160 during the three months ended September 30, 2013 to $37,505 during the three months ended September 30, 2013 as three customers reported lower levels of network claims repricing fees.  This resulted in a decrease in fees of $24,655 when compared to the three months ended September 30, 2012.

Expenses

Total expenses for the three months ended September 30, 2013 and 2012 were $1,141,278 and $1,012,901, respectively.  The increase of $128,377 was the result of increases in bad debt, depreciation, outsource service fees, salaries and wages, professional fees and insurance, partially offset by decreases in consulting fee, data maintenance and general administrative expenses.

Bad Debt

During the three months ended September 30, 2013 we recorded bad debt expense of $10,000 to cover potential uncollectible receivables from several customers who were unable to reconcile their outstanding past due receivables with us.  Bad debt expense included a reclassification $2,500 which was recorded as general administrative expense at the end of the three months period ended June 30, 2013.  During the three months ended September 30, 2012 there was no bad debt expense recorded.

Consulting Fees

During the three months ended September 30, 2013 consulting fees decreased to $81,871 from $143,326 during the three months ended September 30, 2012.  This decrease of $61,455 was due mainly to the termination of our lien consultant as of January 31, 2013 and the consultant in charge of our MMC operations in July 2012.

In the event we see an increased level of services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers, we would expect to experience higher consulting fees.

Salaries and Wages

Salaries and wages increased $76,510 or 17% to $517,400 during the three months ended September 30, 2013 compared to $440,890 during the three months ended September 30, 2012.  The increase in salaries and wages was primarily due to hiring new employees as follows:

Medex added three MPN program administrators, one in July 2012 and two in September 2012, hired one provider relations administrator in September 2012 and added a senior account executive in July 2013.  MMC hired a director of workers’ compensation and managed care in August of 2013.  PHCO added an accounting manager in August 2012, an accounting clerk in September 2012, a receptionist in October 2012 and an accounting clerk in May 2013.  MMM hired one nurse case manager in July 2012 and one in August 2012.  MMC hired a bill review analyst and a UR program coordinator in September 2012 and a bill review specialist in October 2012.

Also contributing to the increase in salaries and wages during three months ended September 30, 2013 were the salary increases given to the CEO and CFO of PHCO, and the COO of Medex in December 2012.

Professional Fees

For the three months ended September 30, 2013 we incurred professional fees of $131,157 compared to $77,558 during the three months ended September 30, 2012.  This 69% increase in fees was primarily the result of increased professional fees paid for field case management services partially offset by lower accounting, legal and medical consultant fees.

Insurance

During the three months ended September 30, 2013 we incurred insurance expenses of $68,858, a $14,004 increase over the prior year three-month period.  The increase in 2013 was primarily due to premium increases for our employee group health medical coverage resulting from the increase in our total number of employees.  We do not expect a material increase in insurance expenses during the remainder of this fiscal year.

Outsource Service Fees

Outsource service fees consist of costs incurred in outsourcing MBR services and certain NCM and UR services.  We do not, at this time, have enough volume to justify creating our own MBR and UR in-house staff.  Instead, we utilize outside vendors to provide specific services for our clients, charging additional fees over and above those paid to our outside vendors for administration and coordination of MBR, NCM and UR services directly to the clients.  We incurred $202,960 and $114,550 in outsource service fees during the three-month periods ended September 30, 2013 and 2012, respectively. This $88,410 increase was primarily the result of the increased demand for our MBR and UR services.

Data Maintenance

During the three-month period ended September 30, 2013 we experienced a 70% decrease in data maintenance fees.  The decrease in data maintenance fees was primarily attributable to the lower levels of renewals from existing customers during the quarter ended September 30, 2013 when compared to the same period a year earlier.  This decrease was partially offset by costs incurred resulting from the increases in our HCO and MPN enrollment.

General and Administrative

General and administrative expenses decreased 24% to $108,759 during the three-month period ended September 30, 2013.  This decrease of $34,526 was primarily attributable to decreases in advertising, IT expense, office supplies, postage and delivery, partially offset by increases in rent and miscellaneous general administrative expenses.  During the three months ended September 30, 2013 bad debt of $2,500 recorded as general administrative expenses during the three-month period ended June 30, 2013 was reclassified as a separate expense item on the condensed consolidated statements of operations.  We expect current levels of general and administrative expenses to increase starting with the first quarter of 2014.

Income Before Taxes

In the third fiscal quarters of 2013 and 2012 total revenues exceeded total expenses.  As a result, we recognized income before taxes during the three months ended September 30, 2013 and 2012 of $561,744 and $314,147, respectively.

Income Tax Provision

As a result of realizing income before taxes, we made provision for our income tax obligations in the third fiscal quarters of 2013 and 2012.  Our income tax provision for the three-months ended September 30, 2013 was 79% greater than during the comparable period 2012 to reflect the 79% increase in income before taxes realized during the third fiscal quarter 2013 compared to the third fiscal quarter 2012.

Net Income

During the three months ended September 30, 2013 total revenues of $1,703,570 were higher by $376,769 when compared to the same period in 2012.   This increase in total revenues was partially offset by increases in total expenses of $128,377 resulting in income from operations of $562,292 compared to income from operations of $313,900 during three months ended September 30, 2012.  As a result, we realized a 79% increase in net income for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.  We expect moderate increases in revenues to continue in the fourth quarter of 2013, when compared to the fourth quarter of 2012, to be generated from new services offered by the Company to existing and new customers.

Comparison of the nine months ended September 30, 2013 and 2012

Revenue

The total number of employee enrollees increased 24% during nine months ended September 30, 2013 compared to September 30, 2012.  Total revenues also increased 33% to $4,680,288.

The net increase in HCO and MPN enrollees of approximately 2,945 and 102,872, respectively, was mainly the result of existing major HCO and MPN customers increasing their enrollments.  Although we realized growth in our revenues during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012, there are no assurances that we will continue our growth rate during the remainder of 2013.

HCO Fees

During the nine months ended September 30, 2013 and 2012 HCO fee revenues were $689,575 and $691,574 respectively.  While HCO enrollment increased 4% during the nine months ended September 30, 2013, we realized a decrease in revenues of less than 1% in revenues from HCO fees when compared to the same period last year.  As noted above, the percentage increase in enrollment outpaced the percentage increase in revenue as a result of changes in our fee structure and our offering bundled services, including MBR, UR and NCM services to a number of clients, which resulted in increased enrollment, without increasing HCO fees charged.

MPN Fees

MPN fee revenue for the nine months ended September 30, 2013 was $638,841 compared to $569,584 for the nine months ended September 30, 2012.  We had an increase in MPN enrollment of 28% during the nine months ended September 30, 2013 as noted above, which only resulted a 12% increase in MPN revenues compared to the same period 2012.  Factors such as differing fee terms, unbundling of services, price competition and other similar factors contributed to this lower rate of increase in MPN revenues.

Other Fees

As mentioned above, other fees consist of revenues derived from MBR, NCM, UR, lien representation services and network claims repricing services provided by Medex, MMC, MMM and MLS.  Other fee revenues for the nine months ended September 30, 2013 and 2012 were $3,351,872 and $2,255,011, respectively.

MBR and UR Fees

During the nine months ended September 30, 2013, MBR and UR revenues increased by $198,370 and $717,739, respectively, when compared to the same period of fiscal 2012.  MBR and UR service revenues grew largely as a result of increased marketing efforts by MMC in these areas of our business.

NCM Fees

During the nine months ended September 30, 2013 and 2012 NCM revenue was $815,987 and $517,777, respectively.  This increase of $298,210 was primarily the result of increased customer employee enrollment.

Lien Service Fees

We commenced offering lien representation services in February 2012 and recorded revenues totaling $7,895 for the nine-month period ended September 30, 2013.  During the nine-month period ended September 30, 2012, we realized lien service fees of $46,720.  The lower level of lien services fees realized during the nine months ended September 30, 2013 was the result of MLS terminating the offering of its services in January 2013 as a result of changes in legislation that appear to have significantly impaired the potential profitability of the lien representation business.

Network Repricing Fees

Our network claims repricing fees are generated from certain customers who have access to our network and split with Medex their cost savings generated from their PPO. Network claims repricing fees decreased from $198,849 during the nine months ended September 30, 2012 to $120,217 during the nine months ended September 30, 2013 as three customers reported lower levels of network claims repricing fees.  This resulted in a decrease in fees of $78,632 when compared to the nine months ended September 30, 2012.

Expenses

Total expenses for the nine months ended September 30, 2013 and 2012 were $3,287,951 and $2,626,596, respectively.  The increase of $661,355 was the result of increases in depreciation, bad debt, outsource service fees, salaries and wages, professional fees, insurance and general and administrative expense, partially offset by decreases in consulting fees and data maintenance.

Bad Debt

During the nine months ended September 30, 2013 we recorded a bad debt provision totaling $10,000 to cover potential uncollectible receivables from several customers who were unable to reconcile their outstanding past due receivables with us. During the nine months ended September 30, 2012 there was no bad debt expense recorded.

Consulting Fees

During the nine months ended September 30, 2013 consulting fees decreased to $267,125 from $354,019 during the nine months ended September 30, 2012.  The decrease of $86,894 was due mainly from the termination of our lien consultant as of January 31, 2013 and the consultant in charge of our MMC operations in July 2012.

Salaries and Wages

Salaries and wages increased $311,109 or 25% to $1,547,197 during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012.  The increase in salaries and wages was primarily due to hiring new employees as follows:

Medex added three MPN program administrators, one in July 2012 and two in September 2012, hired one provider relations administrator in September 2012 and added a senior account executive in July 2013.  MMC hired a director of workers’ compensation and managed care in August of 2013.  PHCO added an accounting manager in August 2012, an accounting clerk in September 2012, a receptionist in October 2012 and an accounting clerk in May 2013.  MMM hired one nurse case manager in July 2012 and one in August 2012.  MMC hired a bill review analyst and a UR program coordinator in September 2012 and a bill review specialist in October 2012.

Also contributing to the increase in salaries and wages during the nine months ended September 30, 2013 were salary increases given to the CEO and CFO of PHCO and the COO of Medex in December 2012.

Professional Fees

For the nine months ended September 30, 2013 we incurred professional fees of $324,014 compared to $195,833 during the nine months ended September 30, 2012.  This 65% increase in fees was primarily the result of increased fees paid for field case management services partially offset by lower accounting, legal and medical consultant fees.

Insurance

During the nine months ended September 30, 2013 we incurred insurance expenses of $189,455, an increase of $36,694 over the same nine-month period of 2012.  The increase in 2013 was primarily due to premium increases for our employee group health medical, coverage resulting from the increase in our total number of employees.  We do not expect a material increase in insurance expenses during the remainder of this fiscal year.

Outsource Service Fees

 As discussed above, outsource service fees consist of costs incurred by our subsidiaries in outsourcing its MBR services and certain NCM and UR services.  We incurred $511,374 and $259,972 in outsource service fees during the nine-month periods ended September 30, 2013 and 2012, respectively.  This $251,402 increase was primarily the result of the increased demand for our MBR and UR services.

Data Maintenance

During the nine months ended September 30, 2013 we experienced a 4% increase in HCO enrollment and a 28% increase in MPN enrollment, resulting in an overall enrollment increase of 24%.  While overall enrollment increased by 24%, data maintenance fees decreased by 11% to $46,178 during the nine months ended September 30, 2013.  The decrease of $5,791 in data maintenance fees was primarily attributable to the lower levels of renewals from existing customers during the nine months ended September 30, 2013 when compared to the same period a year earlier.  This decrease was partially offset by costs incurred resulting from the increases in our HCO and MPN enrollment.

General and Administrative

General and administrative expenses increased 1% to $359,985 during the nine months ended September 30, 2013 when compared to the same period in 2012.  The increase in general and administrative expense was primarily attributable to increases in dues and subscription, employment agency fees, equipment and repairs, telephone expense and rent, partially offset by decreases in advertising, IT expense, license and permits, office supplies, postage and delivery and travel and entertainment.  During the nine-month period ended September 30, 2013 bad debt of $2,500 recorded as general administrative expenses during the nine-month period ended June 30, 2013 was reclassified as a separate expense item on the condensed consolidated statements of operations. Provided we continue to add new customers at our current rate, we expect current levels of general and administrative expenses to increase during the remainder of this fiscal year.

Income Before Taxes

During the nine months ended September 30, 2013 and 2012 total revenues exceeded total expenses.  As a result, we recognized income before taxes during the nine months ended September 30, 2013 and 2012 of $1,390,888 and $891,270, respectively.

Income Tax Provision

As a result of realizing income before taxes, we made provision for our income tax obligations for the nine months ended September 30, 2013 and 2012.  Our income tax provision for the nine months ended September 30, 2013 was 56% greater than during the comparable period 2012 to reflect the 56% increase in income before taxes realized during the nine months ended September 30, 2013 compared to the same period in 2012.

Net Income

During the nine months ended September 30, 2013 total revenues of $4,680,288 were higher by $1,164,119 when compared to the same period in 2012.   This increase in total revenues was partially offset by increases in total expenses of $661,355 resulting in income from operations of $1,392,337 compared to income from operations of $889,573 during nine months ended September 30, 2012.  As a result, we realized net income of $825,470 for the nine months ended September 30, 2013 compared to net income of $529,326, during the nine months ended September 30, 2012.  We expect moderate increases in revenues to continue in the fourth quarter of 2013, when compared to the fourth quarter of 2012, to be generated from new services offered by the Company to existing and new customers.

Liquidity and Capital Resources

As of September 30, 2013 we had cash on hand of $933,109 compared to $479,674 at December 31, 2012.  The $453,435 increase in cash on hand is primarily the result of increases in our net income, depreciation, accrued expenses, and accounts payable, and decrease in receivable other, partially offset by increases our accounts receivables, prepaid expenses, and decreases in our deferred rent expense , unearned revenues, purchase of furniture and equipment and payments of our obligation s under capital lease.  The payment period on our accounts receivables for our MBR and UR services is longer than for our other services, as these clients generally are slower payers.  We are currently seeking loan arrangements to supplement our working capital needs to address the extended collection times on these accounts receivables, as well as, the need for additional funds that may be required to expand our business.  Notwithstanding this issue, barring a significant economic downturn, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs for the balance of the current fiscal year.

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

Cash Flow

During the nine months ended September 30, 2013 cash was primarily used to fund operations. We had a net increase in cash of $453,435 during the nine months ended September 30, 2013.  See below for additional discussion and analysis of cash flow.

	For the nine months ended September 30,
	2013 (unaudited)	2012 (unaudited)

Net cash provided by operating activities	$470,823	$107,746
Net cash used in investing activities	(3,050)	(63,551)
Net cash used in financing activities	(14,338)	(4,900)

Net increase in Cash	$453,435	$39,295

During the nine months ended September 30, 2013 net cash provided by operating activities was $470,823 compared to net cash provided by operating activities of $107,746 during the nine months ended September 30, 2012.  As discussed herein we realized net income of $825,470 during the nine months ended September 30, 2013 compared to net income of $529,326 during the nine months ended September 30, 2012.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of September 30, 2013:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Equipment Leases(1)	$38,867	$24,409	$14,458	$0	$-
Office Leases(2)	352,463	143,463	209,000	-	-
Total	$391,330	$167,872	$223,458	$-	$-

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

(2)
In March 2011 we commenced a new office lease agreement that runs to February 29, 2016.  In October 2011 we amended our office lease agreement to include an additional 1,640 square feet for our subsidiary MMC.  Following is our annual amended base rent for the new office space throughout the term of the lease:

Rent Period	Annual Rent Payments
Oct. 1 to Dec. 31, 2013	$35,256
Jan. 1 to Dec. 31, 2014	$144,508
Jan. 1 to Dec. 31, 2015	$147,949
Jan. 1 to Dec. 31, 2016	$24,750
Total	$352,463

Off-Balance Sheet Financing Arrangements

As of September 30, 2013 we had no off-balance sheet financing arrangements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	November 14, 2013	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	November 14, 2013	/s/ Fred Odaka
Fred Odaka Chief Financial Officer