Form 10-K
period 2013-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2014-03-31
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2013 was approximately $2,529,300

As of March 14, 2014 the issuer had 802,424 shares of its $.001 par value common stock outstanding.

Documents incorporated by reference: None

PACIFIC HEALTH CARE ORGANIZATION, INC.

Throughout this annual report on Form 10-K, unless the context indicates otherwise, the terms, “we,” “us,” “our” or “the Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”), Industrial Resolutions Coalition, Inc. (“IRC”), Medex Managed Care, Inc. (“MMC”),Medex Medical Management, Inc. (“MMM”) and Medex Legal Support, Inc., (“MLS”).

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Act of 1934, as amended, (the “Exchange Act”) that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this annual report on Form 10-K that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to statements about future demand for the products and services we offer, changes in the composition of the products and services we offer, future revenues, expenses, results of operations, liquidity and capital resources or cash flows, or our actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this annual report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “Commission”).

PART I

ITEM 1.  BUSINESS

Company History

Pacific Health Care Organization, Inc. is a Utah corporation incorporated in 1970.  Through Medex we manage and administer Health Care Organizations and Medical Provider Networks in the state of California.  Through IRC we participate in the business of creating legal agreements for the implementation and administration of Workers’ Compensation Carve-Outs for California employers with collective bargaining units.  Through MMC we oversee and manage our utilization review and managed bill review business.  Through MMM we oversee and manage our nurse case management services.  During 2012 we provided lien representation services to clients through MLS until legislative changes negatively impacted the economics of that business and MLS significantly scaled back its operations in January 2013.

Business of the Company

We are a specialty workers’ compensation managed care company providing a range of services for California employers and claims administrators.  Workers’ compensation costs continue to increase due to rising medical costs, inflation, fraud and other factors.  Medical and indemnity costs associated with workers’ compensation in the state California are billions of dollars annually.  Our focus goes beyond the medical cost of claims.  Our goal is to reduce the entire cost of the claim, including medical, legal and administrative costs.  As noted above, through our subsidiary companies we provide a range of effective workers’ compensation cost containment services, including but not limited to:

•	Health Care Organizations (“HCOs”)
•	Medical Provider Networks (“MPNs”)
•	HCO + MPN
•	Workers’ Compensation Carve-Outs
•	Utilization Review (“UR”)
•	Medical Bill Review (“MBR”)
•	Nurse Case Management (“NCM”)

Medex Healthcare, Inc.

Health Care Organizations

HCOs are networks of health care professionals specializing in the treatment of workplace injuries and in back-to-work rehabilitation and training.  HCOs were created to appeal to employees, while providing substantial savings to the employer clients.  In most cases, the HCO program gives the employer client 180 days of medical control in a provider network within which the employer client has the ability to direct the claim.  The injured worker may change physicians once, but may not leave the network.  The increased length of time during which the employer has control over the claim is designed to decrease the incidence of fraudulent claims and disability awards and is also based upon the notion that if there is more control over medical treatment there will be more control over getting injured workers back on the job and therefore, more control over the cost of claims and workers’ compensation premiums.

Medex holds two HCO licenses.  Through these licenses we cover the entire state of California.  We offer injured workers a choice of enrolling in an HCO with a network managed by primary care providers requiring referrals to specialists or a second HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

Our two HCO networks have contracted with over 3,900 individual providers and clinics, as well as hospitals, pharmacies, rehabilitation centers and other ancillary services making our HCOs capable of providing comprehensive medical services throughout California.  We are continually developing these networks based upon the nominations of new clients and the approvals of their claims administrators.  Provider credentialing is performed by Medex.

HCO guidelines impose certain reporting, information delivery and fee collection obligations upon HCOs.  These requirements increase the administrative costs and obligations on HCOs as compared to MPNs, although the obligations and cost differentials are not as substantial as they were in the past.

Medical Provider Networks

Like an HCO, an MPN is a network of health care professionals, but MPN networks do not require the same level of medical expertise in treating work place injuries.  Under an MPN program the employer client dictates which physician the injured employee will see for the initial visit.  Thereafter, the employee can choose to treat with any physician within the MPN network.  Under the MPN program, however, for as long as the employee seeks treatment for his injury, he can only seek treatment from physicians within the MPN network.

The MPN program seems to allow medical control by the employer client for the life of the claim because the employee must stay within the MPN network for treatment.  However, the employer client has control of only the initial treatment before the employee can treat with anyone in the network.  In addition, the MPN statute and regulations allow the injured worker to dispute treatment decisions, leading to second and third opinions, and then a review by an Independent Medical Reviewer, whose decision can end up with the employer client losing medical control.

Unlike HCOs, MPNs are not assessed annual fees and have no annual enrollment notice delivery requirements.  MPN’s are only required to provide an enrollment notice at the time the employee first joins the MPN and a second notice must be delivered to the employee at the time he suffers a workplace injury.  As a result, there are fewer administrative costs associated with administering an MPN program, which allows MPNs to market their services at a lower cost than HCOs.  As a result, many clients opt to use the less complicated MPN even though the employer client has less control over the employee’s claim.

HCO + MPN

As a licensed HCO and MPN, in addition to offering HCO and MPN programs, we are also able to offer our clients a combination of the HCO and MPN programs.  Under this plan model an employer can enroll its employees in the HCO program, and then prior to the expiration of the 90-day or 180-day treatment period under the HCO program, the employer can enroll the employee into the MPN program.  This allows employers to take advantage of both programs.  We believe that we are currently the only entity that offers both programs together in a combination program.

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

All applications for HCO license certifications are processed by the DIR.  All applications for MPN license certification are processed by the DWC.  The application process is time consuming and requires descriptions of applicant’s organization and planned methods of operation.

Applicants for HCO certification or MPN approval must develop a contracted network of providers for all of the necessary medical services that injured workers may need.  An HCO network must be developed to the satisfaction of the DIR, and an MPN network must meet the satisfaction of the DWC.  Given the wide range of medical providers needed over a large geographical area, this is a significant undertaking.  The network of providers must be under direct contract with the HCO applicant and be willing to provide the various services in their specialty.  All contracts must be approved by the DIR or DWC, as applicable.

The HCO or MPN applicant must develop networks of providers that will ensure the injured worker receives the best of care.  For an HCO applicant this requirement includes the development of Quality Assurance, Utilization, Work Safety, Educational and Grievance committees.  For an MPN applicant this includes the geographic service areas of the provider, employee notification process, continuity of care policy, transfer of care policy, medical access assistants, and economic profiling statement.

Finally, an HCO or MPN applicant must demonstrate to the satisfaction of the DIR or the DWC, as applicable, that it has the resources necessary to manage and administer a large network of providers.  To establish the HCO applicant’s ability to administer a network, it requires the applicant to furnish the details of its operating system to the DIR or DWC in writing.

We are required to renew our HCO certifications every three years.  Both licenses are current and will be extended to 2015 subsequent to submission of material modifications, primarily for changes throughout the application which refer to the Medical Director. Although time consuming, the renewal process is relatively straight forward. These modifications were completed in April 2013.  Given that we have historically always been successful in renewing our licenses, barring a change in policy or practice, we do not anticipate problems in renewing our licenses when they come up for renewal.

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

Industrial Resolutions Coalition, Inc.

Workers’ Compensation Carve-outs

Through IRC we seek to create legal agreements for the implementation of Workers’ Compensation Carve-Outs for California employers with collective bargaining units and the administration of such programs within the statutory and regulatory requirements.

The California legislature permits employers and employees to engage in collective bargaining over alternative systems to resolve disputes in the workers’ compensation context.   These systems are called carve-outs because the employers and employees covered by such collective bargaining agreements are carved out from the state workers’ compensation system.  The goals of a carve-out include:

•	improving safety programs and having fewer injury and illness claims;
•	increasing access to quality medical providers and medical evaluators;
•	lowering costs of medical care;
•	reducing disputes;
•	improving collaboration between unions and employers;
•	increasing satisfaction of all parties; and
•	providing the opportunity for continuous improvement by renegotiating the terms of the carve-out on an as-needed basis.

Unions and employers are allowed to agree on the following through collective bargaining:

•	an alternative dispute resolution process in place of most hearings before a workers’ compensation judge;
•	a mutually agreed upon list of medical providers and medical evaluators; and
•	a mutually agreed upon list of vocational rehabilitation providers.

California law mandates a number of requirements including:

•	the carve-out process does not diminish compensation to injured workers; and
•	the alternative dispute resolution process retain the right to appeal to the reconsideration unit of the Workers’ Compensation Appeals Board (“WCAB”) and, ultimately, to the state courts of appeal.

Only unions may initiate the carve-out process by petitioning the Administrative Director of the DWC (the “AD”).  The AD will review the petition according to the statutory requirements and issue a letter allowing each employer and labor representative a one-year window for negotiations.  The parties may jointly request a one-year extension to negotiate the labor-management agreement.  No labor-management agreement may deny the right to representation by counsel at any stage during the alternative dispute resolution process.

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

Generally, the process starts with an ombudsman.  Carve-out agreements typically provide that the ombudsman will be a neutral person available to all parties who can provide information to injured workers and who attempts to avert or resolve disputes at an early stage.  For example, the ombudsman may provide information on whether an injury is eligible for workers’ compensation and on benefits and may resolve any problems with the delivery of medical benefits.

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

We provide UR to self-insured clients, insurance companies and public entities.  UR helps to reduce costs for the payer and determine if the recommended treatment is appropriate.  MMC offers automated review services that can cut the overhead costs of our clients and increase payer savings.  Our UR staff is experienced in the workers’ compensation industry and dedicated to providing a high standard of customer service.

Medical Bill Review

Medical bill review refers to professional analysis of medical provider, services, or equipment billing to ascertain the proper reimbursement.  Such services include, but are not limited to, coding review and rebundling, customary and reasonableness review, fee schedule analysis, out-of-network bill review, pharmacy review, PPO management, and repricing.

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

Medex Medical Management, Inc.

Nurse Case Management

Through MMM we provide NCM services.  Nurse case management is a collaborative process that assesses, plans, implements, coordinates, monitors and evaluates the options and services required to meet an injured worker’s health needs.  Our nurse case managers use communication and available resources to promote quality, cost-effective outcomes with the goal of returning the injured worker to gainful employment and maximum medical improvement as soon as medically appropriate.

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

Medex Legal Support, Inc.

Lien Representation Services

Through MLS we began offering our customers all aspects of lien defense from negotiation to lien litigation, including filing petitions for reconsideration in February 2012.  MLS significantly scaled down its operations in January 2013 as a result of the potential negative impact of Senate Bill 863.  Signed into law on August 31, 2012, Senate Bill 863 reactivated significant lien filing fees.  Any lien filed after January 1, 2013, must be accompanied by an electronic filing fee to the DWC of $150.  Liens filed prior to January 1, 2013 must pay a $100 activation fee prior to any conference or trial.  In addition, SB 863 created statutes of limitation for liens – three years for services performed prior to July 1, 2013 and 18 months for services subsequent to that date.

The DWC previously instituted a lien filing fee of $100 in 2002 (this program only lasted 2 years).  The immediate result of such fees reduced the number of liens filed in California by approximately 40%.  This coupled with the restriction of the new statutes of limitation, has led us to believe that this is an unprofitable market to pursue at the present time.  MLS is currently exploring other legal support services to offer to its new and existing clients.  MLS generated approximately$8,000 and $76,000 in gross revenues during the 12 months ended December 31, 2013 and 2012, respectively.

 Significant Customers

We provide services to insurers, third party administrators, self-administered employers, municipalities and other industries.  We are able to provide our full range of services to virtually any size employer in the state of California.  We are also able to provide UR, MBR and NCM services outside the state of California.  During 2013, AmTrust North America and Companion Property & Casualty Insurance Co. accounted for approximately 14% and 13%, respectively, of our total sales.

Competition

We were one of the first commercial enterprises capable of offering HCO services and MPN services.  Now there are new companies that are setting up similar services as those we offer.  Many of these competitors may have greater financial, research and marketing experience and resources than we do, and they may therefore represent substantial long-term competition.  As of December 31, 2013 in California there were nine certified health care organization licenses issued to six companies, (two of which belong to the Company.)  This translates into five direct HCO competitors. However, very few of these HCO competitors are currently writing HCO business due to the complexity of the HCO regulations and minimal requirements for establishing MPNs.  In addition, the DWC HCO website has not been updated since 2011, and it is our understanding that all but five of these entities have been relinquished (two of which are the Company’s HCOs.)  By contrast, there were in excess of 2,064 approved MPNs in the State of California according to the DWC MPN website, (which has not been updated since September, 2013), 89 of which are administered by the Company.  Also, our customers may establish the in-house capability of performing the services we offer.  If we are unable to compete effectively, it will be difficult for us to retain current customers or add new customers, and our business, financial condition, and results of operations could be materially and adversely affected.

We contract directly with medical providers based on quality determinations rather than the provision of discounted medical services.  We believe this provides us a competitive advantage because we can market a direct relationship with providers who have demonstrated expertise in treating work related injuries and writing credible medical reports rather than relying on third party relationships or discounts alone.

Medex offers both HCO and MPN programs to potential clients, as well as an HCO/MPN combination model, which we believe also gives Medex a competitive advantage, because of the manner in which the network was created.  To our knowledge, no other business offers this type of combination model, nor do they have the legal and medical expertise to administer one.

We also offer nurse case management, utilization review, and bill review services.  While there are virtually hundreds of much larger competitors in these areas, we focus our business primarily to those employers and payers who use HCO and/or MPN services.  We believe this keeps the majority of this business stable and renewable.

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

As discussed above, the provision of workers’ compensation managed care in the state of California is governed by legislation and secondary regulations.  The services we provide have developed largely in response to legislation or other governmental action.   Changes in the legislation regulating workers’ compensation may create greater or lesser demand for the services we offer or require us to develop new or modified services to meet the needs of the marketplace and compete effectively.  We could also be materially and adversely affected if the state of California were to elect to reduce the extent of medical cost containment strategies available to insurance companies and other payers, or adopt other strategies for cost containment that would not support demand for our services.

There has been considerable discussion of healthcare reform at both the federal level and in the state of California in recent years.  Due to uncertainties regarding the ultimate features of reform initiatives and the timing of their enactment, we cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on our business or within the industry in which we participate.  However, the most recent statutory change in California Workers’ Compensation was SB 863, which had various provisions that became effective January 1, 2013 and others on January 1, 2014.  While the general provisions effecting MPNs, utilization review, and bill review were favorable for employers, showing the importance of these programs and possibly expanding appeal and usage, other provisions created requirements on MPN administrators that many in the industry consider difficult to comply with.  We have had and anticipate we will have a much easier time complying with these provisions than many of our competitors, since many of these requirements were similarly required under HCO regulations and already exist within our operations.  Some examples of the new requirements include the Medical Access Assistant, the Physician Acknowledgement mandates, and quality assurance reviews of MPN providers.

Employees

Including the employees of our subsidiaries, as of March 2014 we employed 35 people on a full-time basis.  We also use the services of a number of consultants.  In addition, all officers work on a full-time basis.  Over the next twelve months, we anticipate hiring additional employees only if business revenues increase and our operating requirements warrant such hiring.

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other filings pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934, and amendments to such filings with the Commission.  The public may read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Commission maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other Commission filings.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, and Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 1201 Dove Street, Suite 300, in Newport Beach, California where we lease approximately 6,700 square feet of office space.  This office serves as the offices of the Company and our subsidiaries.  We believe this space will be adequate for our needs for the next twelve months.  For a description of our  annual base rent throughout the remaining term of the lease please see Note 6 “Operating Leases” to our Consolidated Financial Statements included in this annual report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 10 “Litigation” to our Consolidated Financial Statements included in this annual report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTCQB under the symbol “PFHO”.  The following table presents the high and low bid quotations for the fiscal years ended December 31, 2013 and 2012.  The published high and low bid quotations were furnished to us by OTC Markets Group Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal year ended December 31, 2013

Fourth Quarter	$34.00	$11.15
Third Quarter	$12.50	$7.10
Second Quarter	$9.51	$6.80
First Quarter	$7.70	$4.65

Fiscal year ended December 31, 2012

Fourth Quarter	$5.05	$4.37
Third Quarter	$4.75	$3.00
Second Quarter	$3.58	$1.55
First Quarter	$1.74	$.86

Holders

As of March 14, 2014 we had approximately 301 shareholders of record holding 802,424 shares of our common stock.  The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing houses.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is set forth in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this annual report on Form 10-K under the heading “Equity Compensation Plans”.

Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2013 we did not sell any securities which were not registered under the Securities Act that were not disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2013 and 2012 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 18 of this annual report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations.  Our actual results may vary from the results anticipated by these statements.  Please see “Forward-Looking Statements” on page 4 of this annual report on Form 10-K.

Results of Operations

Comparison of the years ended December 31, 2013 and 2012

Revenue

Total revenues during the year ended December 31, 2013 increased 36% to $6,573,106 compared to the year ended December 31, 2012.  Although total revenues increased by 36%, the total number of employee enrollees only increased by 12% during 2013 compared to 2012.  As of December 31, 2013 we had approximately 578,000 total enrollees.  Enrollment consisted of approximately 75,000 HCO enrollees and 503,000 MPN enrollees.  By comparison as of December 31, 2012 we had approximately 516,000 total enrollees, including approximately 68,000 HCO enrollees and 448,000 MPN enrollees.

The net increase during 2013 in HCO and MPN enrollment of approximately 7,000 and 55,000, respectively, was primarily the result of existing major HCO and MPN customers increasing their enrollment together with the addition of new customers. Total revenues increased 36% during 2013 to $6,573,106.  When compared to 2012, HCO and other  revenues decreased 4% and 42%, respectively.  MPN, UR, MBR and NCM  revenues increased by 17% , 121%, 26% and 53%, respectively.  The decrease in HCO revenues during 2013 of $38,849 when compared to 2012 was primarily attributable to recording a price adjustment to a major customer partially offset by the addition of new customers.  The decrease of 42% in other revenues resulted from scaling down our lien representation services in January 2013 and reduced network savings realized from one major  customer. The increase of $125,968 during 2013 in MPN revenues when compared to 2012 was the result of enrollment increases from existing customers and the addition of new MPN customers during 2013.  The primary reasons for the growth  in our UR, MBR and NCM revenues were  increased marketing efforts to our existing customers and increased customer employee enrollment .     Although we realized growth in our total revenues during 2013 there are no assurances that we will continue our growth rate during 2014 at the same rate as 2013.

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

HCO Fees

During the years ended December 31, 2013 and 2012 HCO fee revenues were $906,974 and $945,823, respectively.  While HCO enrollment increased 11% during the 2013 fiscal year, we realized a 4% decrease in revenue from HCO fees.  As noted above, the $38,849 decrease in HCO revenues was principally the result of recording a price adjustment to a major customer, which was partially offset by the addition of new customers.

MPN Fees

MPN fee revenues for 2013 were $875,218 compared to $749,250 for year ended in 2012, an increase of 17%.  During the same period enrollment increased at 12%.  Revenue growth outpaced enrollment growth principally as a result of an increase in the volume of claims network fees generated from a number of existing clients and higher network administration fees charged to new customers.

UR Fees

During the year ended December 31, 2013 UR revenues increased by $1,125,163 to $2,059,234 when compared to the same period a year earlier.  UR service revenues grew largely as a result of our increased marketing efforts in these areas of our business to our existing customers.

MBR fees

During the year ended December 31, 2013 MBR revenues increased by $292,717 to $1,424,617 when compared to the same period a year earlier.  MBR service revenues grew largely from the increase in the number of non-hospital bills reviewed during the year resulting from our marketing efforts in these areas of our business to our existing customers.

NCM Fees

During the year ended December 31, 2013 and 2012 NCM revenue was $1,107,125 and $722,766, respectively. This increase of $384,359 was the result of increased customer employee enrollment primarily by existing customers.

Other Fees

Other fees consist of revenues derived from lien service and network access and claims repricing services provided by Medex and MLS. Other fee revenues for the year ended December 31, 2013 and 2012 were $199,938 and $342,955, respectively.

Network Access and Repricing Fees

Our network access and claims repricing fees are generated from certain customers who have access to our network and split with Medex the cost savings generated from their PPO.  During the years ended December 31, 2013 and 2012 network access fee revenues generated were $192,044, and $266,457, respectively. This decrease of $74,413 when compared to 2012 was primarily the result of one customer having lower savings realized from using our network.

Lien Representation Fees

MLS commenced offering lien representation services in February 2012 and recorded revenues totaling $7,895 and $76,498 for the year ended December 31, 2013 and 2012, respectively.  MLS significantly scaled down its operations in January 2013 resulting from the potential negative impact of Senate Bill 863.  Signed into law on August 31, 2012, Senate Bill 863 reactivated significant lien filing fees.  Any lien filed after January 1, 2013, must be accompanied by an electronic filing fee to the Division of Workers’ Compensation of $150.  Liens filed prior to January 1, 2013 must pay a $100 activation fee prior to any conference or trial.  In addition, SB 863 created statutes of limitation for liens:  3 years for services performed prior to July 1, 2013, and 18 months for services subsequent to that date. Currently MLS is exploring other legal support services to offer to its new and existing clients.

From 2002 to 2004, the DWC instituted a $100 lien filing fee.  The immediate result of such fees reduced the number of liens filed in California by approximately 40%.  This coupled with the restriction of the new statutes of limitation, has led to believe that this is an unprofitable market for us to pursue at the present time.  MLS is currently exploring other legal support services it can offer to new and existing clients.

Expenses

Total expenses for the years ended December 31, 2013 and 2012 were $4,517,301 and $3,593,647, respectively.  The increase of $923,654 was primarily the result of increases in depreciation, bad debt provision, salaries and wages, professional fees, insurance, outsource service fee and data maintenance partially offset by lower consulting fees and miscellaneous general and administrative expense.

Bad Debt

During the year ended December 31, 2013 we recorded a bad debt provision totaling $17,500 to cover potential uncollectible receivables from several customers who were unable to reconcile their outstanding accounts receivables with us. During fiscal 2013 we wrote off our allowance for bad debt of $21,640 in uncollectible account receivables. At December 31, 2013 and 2012 our allowance for bad debt balances were $15,860 and $20,000, respectively.

Consulting Fees

During the year ended December 31, 2013 consulting fees decreased approximately 29% to $344,181 from $486,736 during 2012.  This decrease in consulting fees of $142,555 was due mainly to the termination of our lien consultant in January 2013 and the consultant in charge of our MMC operations in July 2012.

Salaries and Wages

During 2013 salaries and wages increased $428,467 or 26% to $2,083,853 from $1,655,386 during 2012.  The increase in salaries and wages was primarily due to the Company hiring new employees during the last half of 2012 and 2013 as follows:

Medex added three MPN program administrators, one in July 2012 and two in September 2012, hired one provider relations administrator in September 2012 and added an account executive in July 2013.   PHCO added an accounting manager in August 2012, an accounting clerk in September 2012, a receptionist in October 2012 and an accounting clerk in May 2013.  MMM hired one nurse case manager in July 2012 and one in August 2012.  MMC hired a bill review analyst and a UR program coordinator in September 2012 and a bill review specialist in October 2012.  MMC also hired a director of workers’ compensation and managed care in August of 2013 and an account executive in November 2013.

Also contributing to the increase in salaries and wages during 2013 when compared to 2012 were the salary increases given to our Company’s CEO and CFO, and the COO of Medex in September 2012, and the increase in annual bonuses paid to our employees and consultants in December 2013.

Professional Fees

For the year ended December 31, 2013 we incurred professional fees of $449,736 compared to $267,434 during 2012.  This 68% increase in professional fees was primarily the result of increased professional fees paid for nurse case management services partially offset by lower medical consultant fees.

Insurance

During 2013 we incurred insurance expenses of $255,859, an increase over 2012 of $52,608. The increase was mostly the result of increased group health, vision and dental insurance costs resulting from the hiring of new employees in PHCO, Medex, MMC and MMM and increases in our workers compensation and network security liability insurance.

Outsource Service Fees

Outsource service fees consist of costs incurred mainly by MMC in outsourcing its MBR services and certain UR services.  We incurred $759,243 and $385,368 in outsource service fees during the years ended December 31, 2013 and 2012, respectively.  The increase of $373,875 was essentially the result of increased MBR and UR bills processed by our outsource service companies.

Data Maintenance

During the year ended December 31, 2013 we experienced an 11% increase in HCO enrollment and a 12% increase in MPN enrollment, resulting in an overall enrollment increase of 12% when compared to December 31, 2012.  Maintenance fees increased by 17% to $88,475 during the year ended December 31, 2013.  This increase in data maintenance fees is primarily attributable to higher data maintenance costs associated with the overall increase in enrollees together with increased customer notification and printing costs.

General and Administrative

General and administrative expenses decreased 3% to $474,869 during the year ended December 31, 2013.  The decrease in general and administrative expense of $15,794 was primarily attributable to decreases in IT and internet expenses, licenses and permits, office supplies, postage and delivery, vacation expense, and travel and entertainment partially offset by higher expense levels incurred for dues and subscriptions, employment agency fees, equipment repairs, telephone expense, office rent and miscellaneous general administrative expense.  We expect current levels of general and administrative expenses to increase starting with the first quarter of 2014.

Income from Operations

As a result of the 36% increase in total revenue during fiscal 2013, which was only partially offset by the 26% increase in total expenses during fiscal 2013, our income from operations increased nearly 67% during the fiscal year ended December 31, 2013.

Income Tax Provision

Because we realized income from operations of $2,055,805 during the year ended December 31, 2013, compared to $1,233,118 during the year ended December 31, 2012 we realized a $299,271, or 57%, increase in our income tax provision.

Net Income

During the year ended December 31, 2013 we recorded total revenues of $6,573,106 which were higher by $1,746,341 when compared to 2012.  This increase in total revenues was partially offset by a $922,654 increase in total expenses which resulted in income from operations of $2,055,805 compared to an income from operations of $1,233,118 during the 2012 fiscal year.  During the 2013 fiscal year we realized total other expense of $1,909, compared to total other income of $319 during fiscal 2012, primarily as a result of recording rental income during fiscal 2012.  We recorded provisions for income tax of $821,319 and $522,048 during the years ended December 31, 2013 and 2012, respectively.  Correspondingly, we realized net income of $1,232,577, or $1.54 per share, for the year ended December 31, 2013 compared to a net income of $711,389 or $0.89 per share, for the year ended December 13, 2012.  We expect revenues to moderately increase starting the first quarter of 2014 from the services we offer our existing and new customers, mainly in the areas of MBR and UR.

Liquidity and Capital Resources

As of December 31, 2013 we had cash on hand of $1,265,535 compared to $479,674 at December 31, 2012.  The $785,861 increase in cash on hand is primarily due to increases in revenue from operations and depreciation, with decreases in receivable-other and increases in accrued expenses and deferred tax assets.  These changes were partially offset by increases in accounts receivable, prepaid expenses, income tax receivable and decreases in accounts payable and deferred tax liabilities,   Barring a significant downturn in the economy, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.

We currently have planned capital expenditures for office work stations including computer software systems during the next twelve months to accommodate our growth.  We do not anticipate this will require us to seek outside sources of funding.  From time to time we investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through equity and/or debt financing.  We do not currently possess a financial institution source of financing.  Given current credit market conditions, there is no assurance that we could be successful in obtaining debt financing on favorable terms, or at all.  Similarly, given current market and economic conditions there is no guarantee that we could negotiate appropriate equity financing.

Cash Flow

During the year ended December 31, 2013 cash was primarily used to fund operations.   We had net increases in cash of $785,861 and $111,215 during the years ended December 31, 2013 and 2012, respectively.  See below for additional discussion and analysis of cash flow.

	December 31, 2013	December 31, 2012

Net cash provided by operating activities	$808,205	$210,602
Net cash (used in) investing activities	(3,050)	(126,344)
Net cash provided by (used in) financing activities	(19,294)	26,957
Net increase in cash	$785,861	$111,215

Net cash provided by operating activities was $808,205 and $210,602 in 2013 and 2012, respectively.  The increase in cash flow from operating activities is primarily the result of increased revenues, which was only partially offset by increased operating expenses.

Net cash used in investing activities was $3,050 and $126,344 in 2013 and 2012, respectively.  Net cash used in investing activities was higher in 2012 as a result of purchasing furniture and equipment for our offices.

Net cash used in financing activities was $19,294 in fiscal 2013.  Net cash provided by financing activities was $26,957 in fiscal 2012.  In 2013 we financed the acquisition of new computer equipment for $3,050, which was fully offset by payments toward obligations under our capital leases.  By comparison, in 2012 we financed the acquisition of office server equipment for $38,380, which was only partially offset by payments under our capital lease obligations.

Summary of Material Contractual Commitments as of December 31, 2013

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment (1)	$19,789	$6,895	$12,894	$-	$-
Office Leases (2)	317,207	144,508	172,699	-	-
Total Operating Leases	$336,996	$151,403	$185,593	$-	$-

Capitalized Leases:
Capitalized Equipment Leases (3)	23,519	15,164	8,355	-	-
Total Capitalized Equipment Leases	23,519	15,164	8,355	-	-
Less amounts representing interest	(2,195)	(1,991)	(204)	-	-
Total Principal	$21,234	$13,173	$8,151	$-	$-

(1)
In October 2013 we entered into a 36 month operating lease for an office copy machine with monthly payments at $160.93. In December 2013 we leased two document scanners with monthly operating lease payments of $206.93 each for 36 months.

(2)	Following is our annual base rent for our office space throughout the remaining term of the lease:

Rent Period	Annual Rent Payments
Jan. 1 to Dec. 31, 2014	$144,508
Jan. 1 to Dec. 31, 2015	$147,949
Jan. 1 to Feb. 29, 2016	$24,750
Total	$317,207

(3)
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

Off-Balance Sheet Financing Arrangements

As of December 31, 2013 we had no off-balance sheet financing arrangements.

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

Basis of Accounting — We used the accrual method of accounting for the period ended December 31, 2013.

Revenue Recognition — In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.  Revenues are generated as services are provided to the customer based on the sales price agreed and collected.  The Company recognizes revenue as the time is worked or as units of production are completed, which is when the revenue is earned and realized.  Labor costs are recognized as the costs are incurred.  The Company derives its revenue from the sale of Managed Care Services, Review Services and Case Management Services.  These services may be sold individually or combined.  When a sale combines multiple elements, the Company accounts for multiple-deliverable revenue arrangements in accordance with the guidance included in ASC 605-25.

These fees include monthly administration fees, claim network fees, flat rate fees or hourly fees depending on the agreement with the client.  Such revenue is recognized at the end of each month for which services are performed.

Management reviews each agreement in accordance with the provision of the revenue recognition topic ASC 605 that addresses multiple-deliverable revenue arrangements.  The multiple-deliverable arrangements entered into consist of bundled managed care which included various units of accounting such as network solutions and patient management which includes managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis.  The selling price for each unit of accounting is determined using contract price. When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis.  Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period.  The Company recognizes revenue for patient management services ratably over the life of the customer contract. The Company estimates, based upon prior experience in managed care, the deferral amount from when the customers claim is received to when the customer contract expires.   Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.

Principles of Consolidation — The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
660 SOUTH 200 EAST, SUITE 300
SALT LAKE CITY, UTAH  84111

(801) 328-2727     FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pacific Health Care Organization, Inc.
Newport Beach, CA

We have audited the accompanying consolidated balance sheet of Pacific Health Care Organization, Inc. as of December 31, 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Health Care Organization, Inc. as of December 31, 2013 and the consolidated results of their operations and cash flows for the year ended December 31, 2013 in conformity with generally accepted accounting principles in the United States of America.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.
Salt Lake City, Utah
March 29, 2014

Morrill & Associates, LLC
Certified Public Accountants
1448 North 2000 West, Suite 3
Clinton, Utah 84015
801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pacific Health Care Organization, Inc.
Newport Beach, CA

We have audited the accompanying consolidated balance sheets of Pacific Health Care Organization, Inc. as of December 31, 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Health Care Organization, Inc. as of December 31, 2012 and the consolidated results of its operations and cash flows for the year ended December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

/s/ Morrill & Associates

Morrill & Associates
Clinton, Utah 84015
March 30, 2013

Pacific Health Care Organization, Inc.
 Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2013	2012

Current Assets
Cash	$1,265,535	$479,674
Accounts receivable, net of allowance of $15,860 and $20,000	1,518,813	1,332,499
Prepaid income tax	6,568	-
Receivable-other	-	7,344
Deferred tax assets	41,513	-
Prepaid expenses	68,613	52,988
Total current assets	2,901,042	1,872,505

Property & Equipment, net
Computer equipment	130,717	127,667
Furniture & fixtures	83,708	83,708
Office equipment	26,560	26,560
Office equipment under capital lease	63,923	63,923
Total property & equipment	304,908	301,858
Less: accumulated depreciation and amortization	(177,158)	(133,573)

Net property & equipment	127,750	168,285
Other assets	8,158	8,158

Total assets	$3,036,950	$2,048,948

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$108,496	$120,787
Accrued expenses	142,983	98,074
Income tax payable	2,618	249,162
Current obligations under capital lease	13,173	19,294
Deferred rent expense	21,698	24,951
Deferred tax liabilities	-	5,659
Unearned revenue	-	2,443
Total current liabilities	288,968	520,370
Long term liabilities
Noncurrent obligation under capital lease	8,151	21,324
Total liabilities	297,119	541,694

Commitments and Contingencies	-	-

Shareholder's Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; Zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $0.001 par value; 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings	2,115,400	882,823
Total stockholders' equity	2,739,831	1,507,254

Total liabilities and stockholders' equity	$3,036,950	$2,048,948

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,
	2013	2012
Revenues
HCO fees	$906,974	$945,823
MPN fees	875,218	749,250
UR fees	2,059,234	934,071
MBR fees	1,424,617	1,131,900
NCM fees	1,107,125	722,766
Other	199,938	342,955
Total revenues	6,573,106	4,826,765

Expenses
Depreciation	43,585	29,279
Bad debt provision	17,500	-
Consulting fees	344,181	486,736
Salaries & wages	2,083,853	1,655,386
Professional fees	449,736	267,434
Insurance	255,859	203,251
Outsource service fees	759,243	385,368
Data maintenance	88,475	75,530
General & administrative	474,869	490,663

Total expenses	4,517,301	3,593,647

Income from operations	2,055,805	1,233,118

Other income (expense)
Interest income	460	704
Rental income	-	1,500
Interest (expense)	(2,369)	(1,885)
Total other income (expense)	(1,909)	319

Income (loss) before income tax provision	2,053,896	1,233,437

Income tax provision	821,319	522,048

Net income	$1,232,577	$711,389

Basic and fully diluted earnings per share:
Earnings per share amount	$1.54	$.89
Weighted average common shares outstanding	802,424	802,424

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2012 and 2013

	Preferred Stock		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings
Balance, January 1, 2012	-	$-	802,424	$802	$623,629	$171,434

Net income for the year ended December 31, 2012	-	-	-	-	-	711,389

Balance, December 31, 2012	-	$-	802,424	$802	$623,629	$882,823

Net income for the year ended December 31, 2013	-	-	-	-	-	1,232,577

Balance, December 31, 2013	-	$-	802,424	$802	$623,629	$2,115,400

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	2013	2012
Cash Flows from Operating Activities
Net income	$1,232,577	$711,389
Adjustments to reconcile net income to net cash:
Depreciation	43,585	29,279
Changes in operating assets & liabilities:
(Increase) in accounts receivable	(186,314)	(808,635)
(Increase) Decrease in income tax receivable	(6,568)	3,998
Decrease in commission draw	-	29,853
Decrease (Increase) in receivable – other	7,344	(7,344)
(Increase) in deferred tax assets	(41,513)	-
(Increase) Decrease in prepaid expenses	(15,625)	959
(Decrease) Increase in accounts payable	(12,291)	34,305
Increase (Decrease) increase in accrued expenses	44,909	(28,696)
(Decrease) Increase in income tax payable	(246,544)	247,551
(Decrease) Increase in deferred rent expense	(3,253)	3,048
(Decrease) Increase in deferred tax liabilities	(5,659)	255
(Decrease) in unearned revenue	(2,443)	(5,360)
Net cash provided by operating activities	808,205	210,602

Cash Flows from Investing Activities
Purchase of furniture & equipment	(3,050)	(87,964)
Purchase of equipment under capital lease	-	(38,380)
Net cash used by investing activities	(3,050)	(126,344)

Cash Flows from Financing Activities
Increase in obligation under capital lease	-	38,380
Payment of obligations under capital lease	(19,294)	(11,423)
Net cash provided by (used in) financing activities	(19,294)	26,957

Increase in cash	785,861	111,215

Cash at beginning of period	479,674	368,459
Cash at end of period	$1,265,535	$479,674

Supplemental Cash Flow Information
Cash paid for:
Interest	2,997	703
Income taxes paid	1,121,502	260,000

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

NOTE 1 – CORPORATE HISTORY

Pacific Health Care Organization, Inc. (the “Company”) is a specialty workers’ compensation managed care company providing a range of services for California employers and claims administrators.  The Company was incorporated under the laws of the state of Utah on April 17, 1970 under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., on January 31, 2001.  On February 26, 2001 the Company acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized March 4, 1994 in a share for share exchange.  Medex is a wholly-owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (”MPNs”) in the state of California.  On August 14, 2001 we formed Workers Compensation Assistance, Inc., a California corporation, as a wholly-owned subsidiary of PHCO.  Workers Compensation Assistance changed its name to Industrial Resolutions Coalition, Inc. (“IRC”) in January 2008. IRC oversees and manages the Company’s Workers’ Compensation Carve-Outs services. The Company acquired Arissa Managed Care, Inc., (“Arissa”) a Nevada corporation organized September 1, 2009 by purchasing all of its outstanding common stock. On February 2, 2012 Arissa changed its name to Medex Legal Services, Inc. (“MLS”).  MLS began offering lien representation services to clients in 2012.  Due to legislative changes that became effective on August 31, 2012, and significantly negatively impacted the economics of the lien representation services offered by MLS, MLS significantly scaled back its operations in January 2013. On February 13, 2012 we incorporated Medex Medical Management, Inc., (“MMM”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMM is responsible for overseeing and managing nurse case management services. On March 16, 2011 we incorporated Medex Managed Care, Inc. (“MMC”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMC oversees and manages the Company’s utilization review and managed bill review services.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company used the accrual method of accounting for the periods ended December 31, 2013 and 2012.

B.   Revenue Recognition

In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.  Revenues are generated as services are provided to the customer based on the sales price agreed and collected.  The Company recognizes revenue as the time is worked or as units of production are completed, which is when the revenue is earned and realized.  Labor costs are recognized as the costs are incurred.  The Company derives its revenue from the sale of Managed Care Services, Review Services and Case Management Services.  These services may be sold individually or combined.  When a sale combines multiple elements, the Company accounts for multiple-deliverable revenue arrangements in accordance with the guidance included in ASC 605-25.

These fees include monthly administration fees, claim network fees, flat rate fees or hourly fees depending on the agreement with the client.  Such revenue is recognized at the end of each month for which services are performed.

Management reviews each agreement in accordance with the provision of the revenue recognition topic ASC 605 that addresses multiple-deliverable revenue arrangements.  The multiple-deliverable arrangements entered into consist of bundled managed care which included various units of accounting such as network solutions and patient management which includes managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis.  The selling price for each unit of accounting is determined using contract price.  When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis.  Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period.  The Company recognizes revenue for patient management services ratably over the life of the customer contract. The Company estimates, based upon prior experience in managed care, the deferral amount from when the customers claim is received to when the customer contract expires.   Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

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

	For the Years Ended December 31,
	2013	2012
Basic Earnings per share:
Income (numerator)	$1,232,577	$711,389
Shares (denominator)	802,424	802,424
Per share amount	$1.54	$.89
Fully Diluted Earnings per share:
Income (numerator)	$1,232,577	$711,389
Shares (denominator)	802,424	802,424
Per share amount	$1.54	$.89

 F.   Depreciation

The cost of property and equipment is depreciated over the estimated useful lives of the related assets.  The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets for the estimated lives of the assets.  Depreciation is computed on the straight line method.

G.   Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

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

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

L.   Capital Structure

The Company has two classes of stock.  Preferred stock, 5,000,000 shares authorized, zero issued and outstanding.  Voting rights and liquidation preferences have not been determined.  The Company also has voting common stock of 50,000,000 shares authorized, with 802,424 shares issued and outstanding.  No dividends were paid in either 2013 or 2012, or in any prior years.

M.   Stock Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of Financial Accounting Standards Board ASC Topic 718, “Stock Compensation.”

N.  Trade Receivables

The Company in the normal course of business extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  At the 2013 fiscal year end, the Company’s bad debt reserve of $15,860 is a general reserve for balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2013 and 2012 are as follows:

	12/31/13	12/31/12
Customer A	27%	12%

O.  Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

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

NOTE 4 – FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item.  Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the office equipment, and furniture and fixtures, respectively.  Scheduled below are the assets, costs and accumulated depreciation at December 31, 2013 and 2012.

	Cost		Depreciation Expense & Amortization		Accumulated Depreciation & Amortization
Assets	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Computer equipment	$130,717	$127,667	$19,590	$7,284	$90,138	$70,548
Furniture & fixtures	87,781	87,781	7,065	11,245	48,966	41,901
Disposal of furniture	(4,073)	(4,073)	-	-	(1,309)	(1,309)
Office equipment	26,560	26,560	4,147	4,362	9,974	5,827
Office equipment under capital lease	63,923	63,923	12,783	6,388	29,389	16,606
Totals	$304,908	$301,858	$43,585	$29,279	$177,158	$133,573

NOTE 5 – INCOME TAXES

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes.” FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision for the year-ended December 31, 2013 and the year ended December 31, 2012 consisted of the following:

	2013	2012
Current:
Federal	$682,752	$403,153
State	185,739	118,640
Deferred
Federal	(42,896)	(6,370)
State	(4,276)	6,625
Total tax provision	$821,319	$522,048

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

NOTE 5 – INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2013 and December 31, 2012 are as follows:

	2013	2012

Depreciation
Federal	$(38,918)	(65,841)
State	(11,136)	(14,601)
Reserve for bad debts
Federal	4,917	8,000
State	1,433	1,800
State tax deductions	57,629	37,659
Compensated absences accrual
Federal	21,450	22,365
State	6,138	4,959

Deferred tax asset (liability)	$41,513	$(5,659)

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2013	2012

Expense at federal statutory rate	$697,917	$419,369
State tax effects	119,872	82,675
Non-deductible expenses	12,397	11,572
Effects of rate change	(491)	7,982
Other differences	(8,376)	450
Income tax provision	$821,319	$522,048

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2013, the Company had no accrued interest or penalties. The years 2010, 2011 and 2012 are still open for examination by the Internal Revenue Service.

NOTE 6 – CONTRACTUAL COMMITMENTS

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

In October 2013 we entered into a 36 month lease for an office copy machine with monthly payments at $160.93.  In December 2013 we leased two document scanners with monthly lease payments of $206.93 each for 36 months.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

NOTE 6 – CONTRACTUAL COMMITMENTS (CONTINUED)

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

Rent Period	Annual Rent Payments
Jan. 1 to Dec. 31, 2014	$144,508
Jan. 1 to Dec. 31, 2015	$147,949
Jan. 1 to Feb. 29, 2016	$24,750
Total	$317,207

Rent expense for office space for the years ended December 31, 2013 and December 31, 2012 was $143,406 and $136,731, respectively.

Summary of Material Contractual Commitments as of December 31, 2013

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment	$19,789	$6,895	$12,894	$-	$-
Office Leases	317,207	144,508	172,699	-	-
Total Operating Leases	$336,996	$151,403	$185,593	$-	$-

Capitalized Leases:
Capitalized Equipment Leases	23,519	15,164	8,355	-	-
Total Capitalized Equipment Leases	23,519	15,164	8,355	-	-
Less amounts representing interest	(2,195)	(1,991)	(204)	-	-
Total Principal	$21,324	$13,173	$8,151	$-	$-

NOTE 7 – MAJOR CUSTOMERS

We provide services to insurers, third party administrators, self-administered employers, municipalities and other industries.  We are able to provide our full range of services to virtually any size employer in the state of California.  We are also able to provide UR, MBR and NCM services outside the state of California.  During 2013, AmTrust North America and Companion Property & Casualty Insurance Co. accounted for approximately 14% and 13%, respectively, of our sales.

NOTE 8 – ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:

	2013	2012

Customer overpayment of accounts receivables	$1,109	$1,108
Compensated absences	69,195	55,913
Legal fees	31,700	3,200
Accounting fees	18,862	37,108
Sales commissions	15,658	427
Bonus	5,000	-
Other	1,459	318
Total	$142,983	$98,074

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

NOTE 9 – OPTIONS FOR PURCHASE OF COMMON STOCK

2002 Stock Option Plan

In August 2002, the Company adopted the PHCO 2002 Stock Option Plan (the “2002 Plan”).  The 2002 Plan provides for the grant of options to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.   Options are exercisable six months after the grant date and expire five years from the grant date.  The 2002 Plan calls for a total of 50,000 shares to be held for grant.  Options to purchase 4,250 common shares were granted in August 2002.  Options to purchase 938 common shares were exercised; the balance of the outstanding options expired unexercised in August 2007.  No securities were awarded under the 2002 Plan in 2013 or 2012.

2005 Stock Option Plan

On November 18, 2005, at the annual meeting of stockholders of the Company, the Company and its shareholders adopted the Pacific Health Care Organization, Inc., 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan provides for the grant of Company securities, including options, warrants and restricted stock to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.  Options are exercisable six months after the grant date and expire five years from the grant date.  The 2005 Plan permits the granting of up to 50,000 common shares of the Company.  To date, no securities have been granted under the 2005 Plan.

NOTE 10 – LITIGATION

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

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.)  We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the  information required to be disclosed by us in the reports filed or submitted by us to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this annual report on Form 10-K our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by or under the supervision of the company’s principal executive officer and principal financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”).  Our internal controls over financial reporting include those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting only provides reasonable assurance with respect to financial statement presentation and preparation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report on Form 10-K.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and directors, their ages, and all offices and positions they hold with the Company as of March 14, 2014.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Executive officers serve at the will of the board of directors.

Name	Age	Positions with the Company	Director Since	Executive Officer Since

Tom Kubota	74	Chief Executive Officer, President and Chairman of the Board of Directors	Sept. 2000	Sept. 2000

Fred Odaka	77	Chief Financial Officer and Secretary		Aug. 2008

David Wang	51	Director	Nov. 2007

Thomas Iwanski	56	Director	Nov. 2004

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

Thomas Iwanski.  Mr. Iwanski has more than 23 years (18 years of which with publicly traded companies) of executive management and financial experience.  In October 2013 Mr. Iwanski joined Energous Corporation as a financial consultant and was appointed Interim CFO in December 2013.  Energous Corporation specializes in wireless energy transmission.  Since April 2013, Mr. Iwanski has also served an accounting consultant for Medbox, Inc. and it is anticipated he will serve as the Medbox CFO.  Medbox provides consulting services and patented medicine storage and dispensing systems to medical and retail industries.  Mr. Iwanski has served as a Director and Chief Executive Officer of Live-Vu Communications, Inc., a company that specialized in turnkey telemedicine and telehealth solutions for hospitals, clinics, long-term care facilities and homes incorporating proprietary video technology since May 2007.  From September 2006 through May 2007, Mr. Iwanski served as Chief Financial Officer of SyncVoice Communications, Inc.  From April 2005 through July 2006, Mr. Iwanski served as Senior Vice President, Corporate Secretary and Chief Financial Officer of IP3 Networks, Inc.  From February 2003 through April 2005 Mr. Iwanski served as a Special Advisor to the CEO of Procom Technology, Inc., where he played a prominent role in the development and implementation of business and financial strategies.  Mr. Iwanski has also served in various positions including, Vice President Finance, Chief Financial Officer, Director and Secretary for a number of companies, including Cognet, Inc., NetVantage, Inc., Kimalink, Inc., Xponent Photonics, Inc., Prolong, Inc., and Memlink, Inc.  Mr. Iwanski also has approximately ten years of public accounting experience having worked for KPMG, LLP, as a Senior Audit Manager and a Certified Public Accountant. Mr. Iwanski received a Bachelor of Business Administration from the University of Wisconsin-Madison in 1980.  In June 2013 Mr. Iwanski filed a personal bankruptcy petition in connection with alleged guarantees of debt of Live-Vu Communications, Inc.  Mr. Iwanski is not, nor has he in the past five years been, a nominee or director of any other SEC registrant.  In concluding that Mr. Iwanski was an appropriate candidate to serve on the Company’s board of directors, the board considered his years of experience in management and as a director of various start-up ventures.  The board also considered his experience in financial and strategic planning and his strong accounting background.

Family Relationships

There are no family relations among any of our executive officers and directors.

Involvement in Certain Legal Proceedings

Except as disclosed in the biographical information of Mr. Kubota and Mr. Iwanski above, during the past ten years none of our executive officers or directors has been involved in any of the following events that could be material to an evaluation of his ability or integrity, including:

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

(3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting the following activities:

(i)  acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

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

(8)  being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and any persons who own more than 10% of the common stock of the Company to file with the Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Officers and directors are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during fiscal 2013 all filing requirements applicable to our executive officers and directors were met on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents we file with, or submit to, the Commission and in other public communications we make, (iii) compliance with applicable governmental laws, rules and regulations, (iv) prompt internal reporting of violations of the code, and (v) accountability for adherence to the code.  We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters.  All such requests should be sent care of Pacific Health Care Organization, Inc., Attn: Corporate Secretary, 1201 Dove Street, Suite 300, Newport Beach, California 92660.  A copy of our code of ethics has been posted on our website and may be viewed at www.pacifichealthcareorganization.com.

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

As we do not currently have a standing audit committee, we do not at this time have an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission.  The board does believe, however, that should the Company form a standing audit committee in the future, Mr. Thomas Iwanski would qualify as an “audit committee financial expert” under the rules adopted by the Commission pursuant to the Sarbanes-Oxley Act of 2002.

ITEM 11.  EXECUTIVE COMPENSATION

The table below summarizes compensation paid to or earned by our executive officers whose total compensation exceeded $100,000. These individuals are referred to herein collectively as our “named executive officers” or “NEOs.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Tom Kubota	2013	172,800	-0-	10,796(1)	183,596
Chief Executive Officer,	2012	159,600	25,000	28,747(2)	213,347
President and Director, PHCO

Fred Odaka	2013	103,680	15,000	10,620(3)	129,300
Chief Financial Officer, PHCO	2012	92,160	10,000	10,827(4)	112,987

(1)     Reflects health insurance premiums, director’s fees and other consulting fees of $4,496, $4,800 and $1,500, respectively.
(2)     Reflects health insurance premiums, vacation accrual and director’s fees paid of $4,347, $20,000, and $4,400, respectively.
(3)     Reflects health insurance premiums and fees for attending board meetings of $5,820 and $4,800, respectively.
(4)     Reflects health insurance premiums and fees for attending board meetings of $6,427 and $4,400, respectively.

Employment Agreements

We have an employment agreement with Mr. Odaka.  We do not have an employment agreement with Mr. Kubota.  Each of our NEOs is employed/retained on an at-will basis and each can terminate their employment arrangement with the Company at any time, with or without cause.  Likewise, the Company can terminate their employment at any time with or without cause.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our NEOs.  The base salary for each NEO is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between the Company and the NEO.  We also take into consideration the individual’s past performance, experience and expertise, Company need and local market and labor conditions.  Changes to base salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance of the Company, economic condition and local market and labor conditions.  The board of directors did not award salary increases to any of the NEO’s during our 2013 fiscal year.

Non-Equity Incentive Compensation

From time to time we may make cash awards to our employees, including the NEOs.  Such awards may be designed to incentivize employees over a specified period of time pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established.  In the event this type of cash award is made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.”  We may use non-equity incentive compensation to incentivize our employees.  The criteria for earning such non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established.  Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan.  Our board of directors did not establish a non-equity incentive compensation plan during the fiscal years ended December 31, 2013 or 2012 and no non-equity incentive compensation was awarded during these years.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded.  Such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.”

During fiscal 2013 the board of directors, in recognition of the improved operating results of the Company, awarded a $15,000 cash bonus to Mr. Odaka.  This cash bonus was completely discretionary and was not based on any pre-established criteria.  The board of directors was under no contractual or other obligation to award cash bonuses.

Equity Incentive Compensation

Our equity incentive award program is the primary vehicle for offering long-term incentives to our employees.  From time to time, we may also make equity incentive awards to our NEOs in the form of stock options, restricted stock grants or some other form of equity award.  Equity incentive awards would be reflected in the “Summary Compensation Table” under the columns entitled “Stock Awards” or “Option Awards” as appropriate.  Our board of directors did not award equity incentive compensation to any of our NEOs during the fiscal years ended December 31, 2013 or 2012, and we are under no contractual obligation to award equity incentive compensation in the future.

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

The Company also offers a 401(k) profit sharing plan for employees who meet the eligibility requirements.  Pursuant to the plan, the Company may make discretionary matching contributions and/or discretionary profit sharing contributions to the plan.  All such contributions must comply with federal pension laws, non-discrimination requirements and the terms of the plan.  In determining whether to make a discretionary contribution, the board of directors would evaluate current and future prospects and management’s desire to reward and retain employees and attract new employees.  To date, the Company has never made matching contributions and/or discretionary profit sharing contributions to any plan.

Other than the foregoing, the Company does not offer any retirement or other benefit plans to its employees, including the named executive officers, at the present time; however, the board of directors may adopt plans as it deems to be reasonable under the circumstances.

Mr. Kubota and Mr. Odaka are entitled to participate, if eligible under such plans, in any insurance programs offered by the Company to its employees, are eligible for PTO and to participate in such other fringe benefit programs as the Company may make available to its other employees.

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

Meeting Fees

All directors receive a fee of $1,200 per meeting for each meeting attended in person.  Additionally, all directors are paid $1,000 for attendance at the annual meeting of stockholders, plus airfare and hotel expense.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our directors, nor did we award any equity compensation to any of our directors during fiscal 2013.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors for services on our board during our 2013 fiscal year.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation($)	Total ($)
Thomas Iwanski	4,800(1)	700(2)	5,500

David Wang	4,800(1)	1,500(2)	6,300

Tom Kubota	4,800(1)	178,796(3)	183,596

(1)  Includes four directors’ meetings attended in person at $1,200 per meeting during 2013.
(2)  Fees paid for consulting services rendered in connection with the evaluation of business development projects during 2013.
(3) Mr. Kubota is employed as the Company’s CEO and President.  For details regarding All Other Compensation paid to Mr. Kubota, please see “Summary Compensation Table” above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 14, 2014, the name and the number of shares of our common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 802,424 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all executive officers and directors as a group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Tom Kubota(1)	476,100	59.3%
	1201 Dove Street, Suite 300
	Newport Beach, CA 92660

Common	Fred Odaka(1)	-0-	*
	1201 Dove Street, Suite 300
	Newport Beach, CA 92660

Common	Thomas Iwanksi(1)	-0-	*
	1551 Bullard Lane
	Santa Ana, CA 92705

Common	David Wang(1)	-0-	*
	138 Ocean Way
	Santa Monica, CA 90402

Common	Donald P. Balzano(2)	54,165	6.8%
	5422 Michelle Drive
	Torrance, CA 90503

Common	Ronald A. Zlatniski	49,843	6.2%
	4206 Cypress Grove Lane
	Greensboro, NC 27455

All executive officers and directors as a group (4 persons)		476,100	59.3%

	TOTAL	580,108	72.3%

* Less than 1%.
(1) Mr. Kubota, Mr. Iwanski and Mr. Wang are directors of the Company.  Mr. Kubota and Mr. Odaka are executive officers of the Company.
(2) Mr. Balzano is the President of our wholly-owned subsidiaries Industrial Resolutions Coalition, Inc. and Medex Legal Support, Inc.

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

2002 Stock Option Plan

On August 13, 2002 we adopted the Pacific Health Care Organization, Inc. 2002 Stock Option Plan (the “2002 Plan”) which calls for a total of 50,000 shares to be held for grant.  Unless terminated by the Board, this plan shall continue to remain effective until such time as no further awards may be granted and all awards granted under the plan are no longer outstanding.  Notwithstanding the foregoing, grants of incentive stock options may only be made during the ten-year period following August 13, 2002.  In August 2002, we granted options to purchase approximately 4,250 restricted common shares to four employees pursuant to the 2002 Plan, the adoption of which was subsequently ratified by our shareholders.  Options to acquire 938 restricted common shares were exercised; the balance expired unexercised in August 2007.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed in Item 11 Executive Compensation, during fiscal 2013 and 2012 we did not engage in transactions with related persons (as defined by Rule 404 of Regulation S-K (Instructions to Item 404(a)) that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two fiscal years in which any such related person had or will have a direct or indirect material interest.

Director Independence

The board has determined that Mr. Iwanski and Mr. Wang would qualify as independent directors as that term is defined in the listing standards of the NYSE MKT.  Such independence definition includes as series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  In addition, as further required by the NYSE MKT listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firms in each of the last two fiscal years, in each of the following categories, were as follows:

	2013	2012

Audit	$50,134	$50,257
Audit related	-0-	-0-
Tax	-0-	-0-
All other	-0-	-0-

Total	$50,134	$50,257

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

Our full board of directors is responsible for selection, review and oversight of our independent registered public accounting firm.  The board of directors has not, as of the time of filing this annual report on Form 10-K with the Commission, adopted policies and procedures for pre-approving audit or permissible non-audit services performed by our independent registered public accounting firm.  Instead, the board of directors as a whole has pre-approved all such services, except for services meeting a “de minimus” exception.  To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than 5% of the total amount of revenues paid by us to our independent registered public accounting firm during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.  In the future, our board of directors may approve the services of our independent registered public accounting firm pursuant to pre-approval policies and procedures adopted by the board of directors, or an audit committee if one is standing, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of director’s responsibilities to our management.

The board of directors has determined that the provision of services by Pritchett, Siler & Hardy, P.C., described above are compatible with maintaining their independence as our independent registered public accounting firm.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements of the Registrant are included in response to Item 8 of this annual report:

Report of Independent Registered Public Accounting Firm – Pritchett, Siler & Hardy, P.C. dated March 29, 2014.

Report of Independent Registered Public Accounting Firm – Morrill & Associates, LLC. dated March 30, 2013.

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2013.

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012.

Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

(a)(3) Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation and Amendments thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(3)
3.5	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(3)
4.1	Pacific Health Care Organization, Inc., 2002 Stock Option Plan(1)+
4.2	Pacific Health Care Organization, Inc., 2005 Stock Option Plan(4)+
10.1	Employment Agreement, dated February 1, 2013, between Pacific Health Care Organization, Inc. and Fred Odaka(5)*+
14.1	Code of Ethics(6)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from Pacific Health Care Organization, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. *

+ Indicates management contract, compensatory plan or arrangement of the Company.
* Filed or furnished herewith, as applicable.
(1)         Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on September 19, 2002.
(2)         Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A-2 as filed with the Commission on July 13, 2004.
(3)         Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A as filed with the Commission on May 15, 2008.
(4)         Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A as filed with the Commission on October 21, 2005.
(5)         Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed with the Commission on April 1, 2013.
(6)             Incorporated by reference to Registrant’s Annual Report on Form 10-KSB as filed with the Commission on April 17, 2007.

(b) Exhibits:

See Item 15(a) (3) above.

(c) Financial Statement Schedules:

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:  March 31, 2014                                                                     By:   /s/ Tom Kubota
Tom Kubota
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Tom Kubota	Chief Executive Officer, President and Director	March 31, 2014
Tom Kubota

/s/ Fred U. Odaka	Chief Financial Officer	March 31, 2014
Fred U. Odaka

/s/ Thomas Iwanski	Director	March 31, 2014
Thomas Iwanski

/s/ David Wang	Director	March 31, 2014
David Wang