Form 10-Q
period 2014-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2014-05-13
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

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
Yes ☐    No ☒

As of May 12, 2014, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets

ASSETS
	March 31, 2014 (Unaudited)	December 31, 2013
Current Assets
Cash	$1,731,388	$1,265,535
Accounts receivable, net of allowance of $24,113 and $15,860	1,689,231	1,518,813
Prepaid income tax	-	6,568
Deferred tax asset	41,513	41,513
Prepaid expenses	57,671	68,613
Total current assets	3,519,803	2,901,042
Property and equipment, net
Computer equipment	146,865	130,717
Furniture & fixtures	83,708	83,708
Office equipment	26,560	26,560
Office equipment under capital lease	63,923	63,923
Total property & equipment	321,056	304,908
Less: accumulated depreciation	(188,313)	(177,158)
Net property & equipment	132,743	127,750
Other assets	13,703	8,158
Total assets	$3,666,249	$3,036,950

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$90,781	$108,496
Accrued expenses	214,420	142,983
Income tax payable	136,286	2,618
Current obligations under capital lease	13,421	13,173
Deferred rent expense	20,248	21,698
Total current liabilities	475,156	288,968

Long term liabilities
Noncurrent obligations under capital lease	4,701	8,151
Total liabilities	479,857	297,119

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized at $0.001 par value; 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings	2,561,961	2,115,400
Total stockholders' equity	3,186,392	2,739,831
Total liabilities and stockholders’ equity	$3,666,249	$3,036,950

The accompanying notes are an integral part of these condensed consolidated financial statements

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended March 31,
	2014	2013
Revenues:
HCO fees	$259,484	$246,689
MPN fees	253,429	205,741
UR fees	725,855	332,270
MBR fees	475,220	331,581
NCM fees	254,129	215,116
Other	60,552	52,713
Total revenues	2,028,669	1,384,110

Expenses:
Depreciation	11,155	10,808
Bad debt provision	8,253	-
Consulting fees	75,899	99,481
Salaries & wages	586,827	500,336
Professional fees	105,612	75,778
Insurance	68,648	58,180
Outsource service fees	264,568	139,257
Data maintenance	19,171	27,737
General & administrative	123,361	128,973
Total expenses	1,263,494	1,040,550

Income from operations	765,175	343,560

Other income (expense)
Interest income	-	459
Interest (expense)	(379)	(723)
Total other income (expense)	(379)	(264)

Income before taxes	764,796	343,296
Income tax provision	318,235	139,411

Net income	$446,561	$203,885

Basic and fully diluted earnings per share:
Earnings per share amount	$.56	$.25
Weighted average common shares outstanding	802,424	802,424

The accompanying notes are an integral part of these condensed consolidated financial statements

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$446,561	$203,885
Adjustments to reconcile net income to net cash:
Depreciation	11,155	10,808
Changes in operating assets & liabilities
Increase in bad debt provision	8,253	-
(Increase) in accounts receivable	(178,671)	(95,147)
Decrease in other receivables	-	7,344
(Increase) decrease in prepaid income tax	6,568	(90,422)
Decrease (increase) in prepaid expenses	10,942	(43,999)
(Increase) in other assets	(5,545)	-
(Decrease) in accounts payable	(17,715)	(35,510)
(Decrease) increase in deferred rent expense	(1,450)	(340)
Increase in accrued expenses	71,437	93,719
Increase (decrease) in income tax payable	133,668	(74,690)
(Decrease) in unearned revenue	-	(2,443)
Net cash provided by (used in) operating activities	485,203	(26,795)

Cash flows from investing activities
Purchase of furniture and office equipment	(16,148)	(988)
Net cash used in investing activities	(16,148)	(988)

Cash flows from financing activities
Payment of obligation under capital lease	(3,202)	(4,693)
Net cash used in financing activities	(3,202)	(4,693)
Increase (decrease) in cash	465,853	(32,476)

Cash at beginning of period	1,265,535	479,674
Cash at end of period	$1,731,388	$447,198

Supplemental cash flow information
Cash paid for:
Interest	$383	$1,439
Income taxes paid	$178,000	$390,422

The accompanying notes are an integral part of these condensed consolidated financial statements

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2014

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Health Care Organization, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013.  Operating results for the three-months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

Reclassifications – Certain 2013 quarterly balances have been reclassified to conform to the 2014 presentation.  The reclassifications have had no effect on the financial position, operations or cash flows for the quarter ended March 31, 2014.

NOTE 2 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

 Item 2.   Management’s Discussion and Analysis of Financial Statements and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “projected” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

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

Our two HCO networks have contracted with over 3,900 individual providers and clinics, as well as hospitals, pharmacies, rehabilitation centers and other ancillary services enabling our HCOs to provide comprehensive medical services throughout California.  We are continually developing these networks based upon the nominations of new clients and the approvals of their claims administrators.  Provider credentialing is performed by Medex.

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

The MPN program seems to allow medical control by the employer client for the life of the claim because the employee must stay within the MPN network for treatment.  However, the employer client has control of only the initial treatment before the employee can treat with anyone in the network.  In addition, the MPN statute and regulations allow the injured worker to dispute treatment decisions, leading to second and third opinions, and then a review by an Independent Medical Reviewer, whose decision can result in the employer client losing medical control.

Unlike HCOs, MPNs are not assessed annual fees and have no annual enrollment notice delivery requirements.  As a result, there are fewer administrative costs associated with an MPN program, which allows MPNs to market their services at a lower cost than HCOs.  For this reason, many clients opt to use the less complicated MPN even though the employer client has less control over employee claims.

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

We offer our clients quick turnaround, state of the art software and the expertise of our bill review staff.  We are committed to service and believe the reputation of our staff sets us apart from our competition.

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

The DWC previously instituted a lien filing fee of $100 in 2002 (this program only lasted 2 years).  The immediate result of such fees reduced the number of liens filed in California by approximately 40%.  This coupled with the restriction of the new statutes of limitation, has led us to believe that this is an unprofitable market to pursue at the present time.  MLS is currently exploring other legal support services to offer to its new and existing clients.  MLS did not generate any revenues during the three months ended March 31, 2014.  During the three months ended March 31, 2013 MLS recorded revenues totaling $7,999.

We offer our HCO and MPN services through our wholly-owned subsidiary Medex.  IRC participate in our Carve-Outs business.  MMC oversees and manages our UR and MBR business and MMM oversees our NCM services.

Results of Operations

Comparison of the three months ended March 31, 2014 and 2013

Revenue

Total revenues during the three month period ended March 31, 2014 increased 47% to $2,028,669 compared to the three month period ended March 31, 2013.  Although total revenues increased by 47%, the total number of employee enrollees only increased by 11% during the three month period ended March 31, 2014 when compared to the same period in 2013.  As of March 31, 2014 we had approximately 597,000 total enrollees.  Enrollment consisted of approximately 78,000 HCO enrollees and 519,000 MPN enrollees.  By comparison as of March 31, 2013 we had approximately 537,000 total enrollees, including approximately 72,000 HCO enrollees and 465,000 MPN enrollees. Although the net increase in HCO enrollment during the three month period ended March 31, 2014 when compared to the same period in 2013 was 9%, HCO revenues increased by only 5%.  This slower growth rate in HCO revenues was primarily attributable to recording a price adjustment to a major customer, partially offset by the addition of new customers.

 MPN, UR, MBR, NCM and Other revenues increased by 23%, 118%, 43%, 18% and 15%, respectively compared to the same period in 2013.   The increase in MPN revenues of 23% was the result of enrollment increases from existing customers and the addition of new MPN customers. The primary reasons for the growth in our UR, MBR and NCM revenues were mainly attributable to increased marketing efforts to our existing customers and increased customer employee enrollment.  The increase of 15% in other revenues resulted from increased network access fees from one major customer partially offset by scaling down our lien representation services in January 2013.  Although we realized growth in our total revenues during the three month period ended March 31, 2014 there is no assurance that we will continue our growth rate during the remainder of 2014 at the same rate realized during our first quarter 2014.

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

HCO Fees

During the three month periods ended March 31, 2014 and 2013, HCO fee revenues were $259,484 and $246,689, respectively.  While HCO enrollment increased 9% during the three month period ended March 31, 2014, we realized only a 5% increase in revenue from HCO fees.  As noted above, the slower growth rate in HCO revenues was primarily attributable to recording a price adjustment to a major customer partially offset by the addition of new customers.

MPN Fees

MPN fee revenues for the three month periods ended March 31, 2014 and 2013 were $253,429 and $205,741, respectively, an increase of 23%.  During the same period MPN enrollment increased 12%.  Revenue growth outpaced enrollment growth principally as a result of an increase in the volume of claims network fees generated from a number of existing clients and higher network administration fees charged to new customers.

UR Fees

During the three month period ended March 31, 2014 UR revenues increased by $393,585 to $725,855 when compared to the same period a year earlier.  UR service revenues grew largely as a result of our increased marketing efforts in this area of our business to our existing customers.

MBR fees

During the three month period ended March 31, 2014, MBR revenues increased by $143,639 to $475,220 when compared to the same period a year earlier.  MBR service revenues grew largely from the increase in the number of hospital bills reviewed during the three month period ended March 31, 2014 as well as, increased marketing efforts in this area of our business to our existing customers and new customers.

NCM Fees

During the three month periods ended March 31, 2014 and 2013 NCM revenue was $254,129 and $215,116, respectively. This increase of $39,013 was the result of increased customer employee enrollment primarily by existing customers.

Other Fees

Other fees consist of revenues derived from lien service and network access and claims repricing services provided by Medex and MLS. Other fee revenues for the three month periods ended March 31, 2014 and 2013 were $60,552 and $52,713, respectively.

Network Access and Repricing Fees

Our network access and claims repricing fees are generated from certain customers who have access to our network and split with Medex the cost savings generated from their PPO.  During the three month periods ended March 31, 2014 and 2013 network access fee revenues generated were $60,522, and $44,714, respectively. This increase of $15,808 was primarily the result of one customer having higher savings realized from using our network.

Lien Representation Fees

MLS commenced offering lien representation services in February 2012.  MLS significantly scaled down its operations in January 2013 resulting from the potential negative impact of Senate Bill 863.  Signed into law on August 31, 2012, Senate Bill 863 reactivated significant lien filing fees.  Any lien filed after January 1, 2013, must be accompanied by an electronic filing fee to the Division of Workers’ Compensation of $150.  Liens filed prior to January 1, 2013 must pay a $100 activation fee prior to any conference or trial.  In addition, SB 863 created statutes of limitation for liens: three years for services performed prior to July 1, 2013, and 18 months for services subsequent to that date.

From 2002 to 2004, the DWC instituted a $100 lien filing fee.  The immediate result of such fees reduced the number of liens filed in California by approximately 40%.  This coupled with the restriction of the new statutes of limitation, has led us to believe that this is an unprofitable market for us to pursue at the present time.  During the three month period ended March 31, 2014 MLS had no revenues and during the same period a year earlier MLS recorded $7,999 in lien service revenues.  MLS is currently exploring other legal support services it can offer to new and existing clients.

Expenses

Total expenses for the three months ended March 31, 2014 and 2013 were $1,263,494 and $1,040,550 respectively.  The increase of $222,944 was the result of increases in depreciation, bad debt provision, salaries and wages, professional fees, insurance, and outsource service fees, partially offset by decreases in consulting fees, data maintenance and general and administrative expense.

Bad Debt

During the three month period ending March 31, 2014 we recorded a bad debt provision totaling $8,253 to cover potential uncollectible account receivables.  During three month period ending March 31, 2013 no bad debt provision was recorded. At March 31, 2014 and December 31, 2013 our allowances for bad debt balances were $24,113 and $15,860, respectively.

Consulting Fees

During the three months ended March 31, 2014 consulting fees decreased to $75,899 from $99,481 during the three months ended March 31, 2013.  This decrease of $23,582 was primarily the result of decreased IT consultant fees, the termination of the lien consultant as of January 31, 2013 and termination of an administrative consultant as of March 31, 2013.

Salaries and Wages

Salaries and wages increased $86,491or 17% to $586,827 during the three months ended March 31, 2014 compared to $500,336 during the three months ended March 31, 2013. The increase in salaries and wages was primarily due to hiring new employees as follows:

 Medex added, as new positions, a senior account executive in July 2013 and a client liaison administrator in January 2014.  PHCO added an accounting clerk in May 2013 and a controller in February 2014 who replaced the accounting manager.  MMC hired a director of workers’ compensation and managed care in August of 2013 and an account manager in November 2013.

Professional Fees

For the three months ended March 31, 2014 we incurred professional fees of $105,612, compared to $75,778 during the three months ended March 31, 2013.  This 39% increase in fees was primarily the result of increased professional fees paid for field case management services, accounting fees and legal expenses.

Insurance

During the three months ended March 31, 2014 we incurred insurance expenses of $68,648, a $10,468 increase over the prior year three-month period.  The increase in 2014 was primarily due to premium increases for our employee group health medical coverage resulting from the increase in our total number of employees. We are currently reviewing our entire company insurance policies and do not expect a material increase during the remainder of this fiscal year.

Outsource Service Fees

Outsource service fees consist of costs incurred in outsourcing MBR services and certain NCM and UR services.  We do not, at this time, have enough volume to justify creating our own MBR and UR in-house staff.  Instead, we utilize outside vendors to provide specific services for our clients, charging additional fees over and above those paid to said vendors for administration and coordination of MBR, NCM and UR services directly to the clients. We incurred $264,568 and $139,257 in outsource service fees during the three-month periods ended March 31, 2014 and 2013, respectively. This $125,311 increase was primarily the result of the increased demand for our MBR, NCM and UR services.

Data Maintenance

During the three months ended March 31, 2014 and 2013 data maintenance fees were $19,171 and $27,737, respectively.  The decrease of $8,566 in data maintenance fees was primarily attributable to lower data maintenance costs resulting from fewer numbers of existing customers sending out renewal notifications associated with HCO enrollees for the period ended March 31, 2014.

General and Administrative

General and administrative expenses decreased 4% to $123,361 during the three-month period ended March 31, 2014.  This decrease of $5,612 was primarily attributable to decreases in advertising, employment agency fees, equipment and repairs, license and permits, office supplies and travel and entertainment, partially offset by increases in dues and subscriptions, rent equipment, telephone, office rent, vacation expense and miscellaneous general administrative expenses.  We expect current levels of general and administrative expenses to increase by approximately 15% to 20% over the remaining months of 2014.

Income from Operations

As a result of the 47% increase in total revenue during the three month period ending March 31, 2014, which was partially offset by the 21% increase in total expenses during the three month period ended March 31, 2014, our income from operations increased by 123% during the three month period ended March 31, 2014.

Income Tax Provision

Because we realized income before taxes of $764,796 during the three month period ended March 31, 2014, compared to $343,296 during the three month period March 31, 2013 we realized a $178,824 or 128%, increase in our income tax provision.

Net Income

During the three months ended March 31, 2014, total revenues of $2,028,669 were higher by $644,559 when compared to the same period in 2013.  This increase in total revenues was partially offset by increases in total expenses of $222,944 resulting in income from operations of $765,175 compared to income from operations of $343,560 during three months ended March 31, 2013.  Correspondingly, we realized net income of $446,561 for the three months ended March 31, 2014, compared to net income of $203,885, during the three months ended March 31, 2013.  We expect increases in revenues to continue in the second quarter of 2014, when compared to the second quarter of 2013.  We expect most of this increase to be generated from services offered by the Company to existing and new customers.

Liquidity and Capital Resources

As of March 31, 2014, we had cash on hand of $1,731,388 compared to $1,265,535 at December 31, 2013.  The $465,853 increase in cash on hand is primarily the result of increases in revenue from operations, accrued expenses, income tax payable, bad debt provision and depreciation, with decreases in prepaid expenses and prepaid income tax.  These changes were partially offset by increases in accounts receivable, other assets, and decreases in accounts payable and deferred rent.  Barring a significant downturn in the economy, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.

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

Cash Flow

During the three months ended March 31, 2014 cash was primarily used to fund operations. We had a net increase in cash of $465,853 during the three months ended March 31, 2014.  See below for additional discussion and analysis of cash flow.

	For the three months ended March 31,
	2014 (unaudited)	2013 (unaudited)

Net cash provided by (used in) operating activities	$485,203	$(26,795)
Net cash used in investing activities	(16,148)	(988)
Net cash used in financing activities	(3,202)	(4,693)

Net increase (decrease) in cash	$465,853	$(32,476)

During the three months ended March 31, 2014, net cash provided by operating activities was $485,203 compared to net cash used in operating activities of $26,795 during the three months ended March 31, 2013.  As discussed herein we realized net income of $446,561 during the three months ended March 31, 2014, compared to net income of $203,885 during the three months ended March 31, 2013.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of March 31, 2014:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment (1)	$49,745	$18,415	$31,330	$-	$-
Office Leases (2)	281,603	145,479	136,124	-	-
Total Operating Leases	$331,348	$163,894	$167,454	$-	$-

Capitalized Leases:
Capitalized Equipment Leases (3)	$19,098	$14,323	$4,775	-	-
Total Capitalized Equipment Leases	19,098	14,323	4,775	-	-
Less amounts representing interest	(976)	(902)	(74)	-	-
Total Principal	$18,122	$13,421	$4,701	$-	$-

(1)
In October 2013 we entered into a 36 month operating lease for an office copy machine with monthly payments at $160.93. In December 2013 we leased two document scanners with monthly operating lease payments of $206.93 each for 36 months. In February 2014 we entered into a 36 month operating lease for an office copy machine with monthly payments at $960.

(2)	Following is our annual base rent for our office space throughout the remaining term of the lease:

Rent Period	Annual Rent Payments
Apr. 1 to Dec. 31, 2014	$108,904
Jan. 1 to Dec. 31, 2015	147,949
Jan. 1 to Feb. 29, 2016	24,750
Total	$281,603

(3)
In January 2010 we entered into a capital lease arrangement whereby we leased an office copy machine for $25,543. The asset was recorded on our balance sheet under office equipment under capital lease and our liability incurred under the lease was recorded as current and noncurrent obligations under capital lease.  The lease arrangement is for a term of 48 months at level rents with capital interest rate at 7%.  In August 2012, we entered into a capital lease arrangement whereby we leased an office server equipment for $38,380.  The asset was recorded on our balance sheet under office equipment under capital lease and our liability incurred under the lease was recorded as current and noncurrent obligations under capital lease.  The lease arrangement is for a term of 36 months at level rents with capital interest rate at 7.5%.

Off-Balance Sheet Financing Arrangements

As of March 31, 2014 we had no off-balance sheet financing arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.  Risk Factors

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this It

Item 6.   Exhibits

Exhibits.  The following exhibits are filed or furnished, as applicable, as part of this report:

Exhibit Number	Title of Document

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	May 13, 2014	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	May 13, 2014	/s/ Fred Odaka
Fred Odaka Chief Financial Officer