Form 10-Q
period 2014-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2014-08-12
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014

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

As of August 11, 2014, the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Information
Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current Assets
Cash	$2,049,478	$1,265,535
Accounts receivable, net of allowance of $25,000 and $15,860	1,946,286	1,518,813
Deferred tax asset	41,513	41,513
Prepaid income taxes	-	6,568
Receivables – other	361	-
Prepaid expenses	64,973	68,613
Total current assets	4,102,611	2,901,042

Property and equipment, net
Computer equipment	181,871	130,717
Furniture and fixtures	89,166	83,708
Office equipment	27,160	26,560
Office equipment under capital lease	63,923	63,923
Total property and equipment	362,120	304,908
Less: accumulated depreciation and amortization	(199,924)	(177,158)
Net property and equipment	162,196	127,750

Other assets	13,703	8,158
Total assets	$4,278,510	$3,036,950

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$220,758	$108,496
Accrued expenses	142,730	142,983
Income tax payable	194,936	2,618
Current obligation under capital lease	13,674	13,173
Deferred rent expense	18,169	21,698
Total current liabilities	590,267	288,968

Long term liabilities
Noncurrent obligation under capital lease	1,186	8,151
Total liabilities	591,453	297,119

Commitments and Contingencies

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock, 50,000,000 shares authorized at $0.001 par value 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings	3,062,626	2,115,400
Total stockholders' equity	3,687,057	2,739,831
Total liabilities and stockholders’ equity	$4,278,510	$3,036,950

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended June 30,		For six months ended June 30,
	2014	2013	2014	2013

Revenues:
UR fees	$975,695	$437,110	$1,701,550	$769,379
MBR fees	442,963	383,685	918,183	715,266
HCO fees	259,316	232,847	518,800	479,536
MPN fees	258,605	209,475	512,034	415,216
NCM fees	257,334	291,598	511,463	506,715
Other	104,298	37,893	164,850	90,606
Total revenues	2,298,211	1,592,608	4,326,880	2,976,718

Expenses:
Depreciation and amortization	11,611	10,897	22,766	21,705
Consulting fees	76,321	85,773	152,220	185,254
Bad debt provision	887	-	9,140	-
Salaries and wages	592,118	529,461	1,178,945	1,029,797
Professional fees	122,920	117,079	228,532	192,857
Insurance	74,232	62,417	142,880	120,597
Outsource service fees	401,447	169,157	666,015	308,414
Data maintenance	21,561	9,086	40,732	36,823
General and administrative	139,346	122,253	262,707	251,226
Total expenses	1,440,443	1,106,123	2,703,937	2,146,673

Income from operations	857,768	486,485	1,622,943	830,045

Other income (expense):
Interest income	-	-	-	459
Interest (expense)	(319)	(637)	(698)	(1,360)
Total other income (expense)	(319)	(637)	(698)	(901)

Income before taxes	857,449	485,848	1,622,245	829,144

Income tax provision	356,784	197,305	675,019	336,716

Net income	$500,665	$288,543	$947,226	$492,428

Basic and fully diluted earnings per share:
Earnings per share amount	$.62	$.36	$1.18	$.61
Weighted average common shares outstanding	802,424	802,424	802,424	802,424

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$947,226	$492,428
Adjustments to reconcile net income to net cash:
Depreciation and amortization	22,766	21,705
Changes in operating assets & liabilities
Increase in bad debt provision	9,140	-
(Increase) in accounts receivable	(436,613)	(163,677)
(Increase) decrease in receivables – other	(361)	5,069
(Increase) in other assets	(5,545)	-
Decrease (increase) in prepaid income tax	6,568	(117,922)
Decrease (increase) in prepaid expenses	3,640	(9,544)
Increase (decrease) in accounts payable	112,262	(4,357)
(Decrease) increase in accrued expenses	(253)	73,583
Increase in income tax payable	192,318	88,615
(Decrease) in deferred rent expense	(3,529)	(1,198)
(Decrease) in unearned revenue	-	(2,443)
Net cash provided by operating activities	847,619	382,259

Cash flows from investing activities
Purchases of computers, furniture and equipment	(57,212)	(1,756)
Net cash used by investing activities	(57,212)	(1,756)

Cash flows from financing activities
Payment of obligation under capital lease	(6,464)	(9,471)
Net cash used in financing activities	(6,464)	(9,471)
Increase in cash	783,943	371,032
Cash at beginning of period	1,265,535	479,674
Cash at end of period	$2,049,478	$850,706
Supplemental cash flow information
Cash paid for:
Interest	$383	$2,387
Income taxes paid	$476,134	$365,922

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2014

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013.  Operating results for the six-months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Revenue Recognition — In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.  Revenues are generated as services are provided to the customer based on the sales price agreed and collected.  The Company recognizes revenue as the time is worked or as units of production are completed, which is when the revenue is earned and realized.  Labor costs are recognized as the costs are incurred.  The Company derives its revenue from the sale of Managed Care Services, Review Services and Case Management Services.  These services may be sold individually or in combination.  When a sale combines multiple elements, the Company accounts for multiple-deliverable revenue arrangements in accordance with the guidance included in ASC 605-25.

These fees include monthly administration fees, claim network fees, flat rate fees or hourly fees depending on the agreement with the client.  Such revenue is recognized at the end of each month for which services are performed.

Management reviews each agreement in accordance with the provision of the revenue recognition topic ASC 605 that addresses multiple-deliverable revenue arrangements.  The multiple-deliverable arrangements entered into consist of bundled managed care which included various units of accounting such as network solutions and patient management which includes managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis.  The selling price for each unit of accounting is determined using the contract price.  When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis.  Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period.  The Company recognizes revenue for patient management services ratably over the life of the customer contract. Based upon prior experience in managed care, the Company estimates the deferral amount from when the customers claim is received to when the customer contract expires.   Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.

Reclassifications – Certain 2013 quarterly and year-to-date balances have been reclassified to conform to the 2014 presentation.  The reclassifications have had no effect on the financial position, operations or cash flows for the three month and six month periods ended June 30, 2014.

NOTE 2 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Item 2.   Management’s Discussion and Analysis of Financial Statements and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

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

Throughout this quarterly report on Form 10-Q, unless the context indicates otherwise, the terms, “we,” “us,” “our” or “the Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”), Industrial Resolutions Coalition, Inc. (“IRC”), Medex Managed Care, Inc. (“MMC”), Medex Medical Management, Inc.  (“MMM”) and Medex Legal Support, Inc. (“MLS”).

Overview

We are a specialty workers’ compensation managed care company providing a range of services primarily to California employers and claims administrators.  We have one customer for whom we currently provide MBR services in thirteen states including California.  Workers’ compensation costs continue to increase due to rising medical costs, inflation, fraud and other factors.  Medical and indemnity costs associated with workers’ compensation in the state of California are billions of dollars annually.  Our focus goes beyond the medical cost of claims.  Our goal is to reduce the entire cost of the claim, including medical, legal and administrative costs.  Through our wholly-owned subsidiaries we provide a range of effective workers’ compensation cost containment services, including but not limited to:

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

HCO guidelines impose certain reporting, information delivery and fee collection obligations upon HCOs.  These requirements increase the administrative costs and obligations on HCOs as compared to MPNs, although the obligations and cost differentials are not currently as substantial as they were in the past.

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

Utilization Review

Utilization review includes utilization review or utilization management functions that prospectively, retrospectively, or concurrently review and approve, modify, delay, or deny, based in whole or in part on medical necessity to cure and relieve, treatment recommendations by physicians, prior to, retrospectively, or concurrently with the provision of such medical treatment services pursuant to California Workers’ Compensation law, or other jurisdictional statutes.

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

Nurse Case Management

Nurse case management is a collaborative process that assesses plans, implements, coordinates, monitors and evaluates the options and services required to meet an injured worker’s health needs.  Our nurse case managers use communication and available resources to promote quality, cost-effective outcomes with the goal of returning the injured worker to gainful employment and maximum medical improvement as soon as medically appropriate.

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

We offer our HCO and MPN services through our wholly-owned subsidiary Medex.  IRC participates in our Carve-Outs business.  MMC oversees and manages our UR and MBR business and MMM oversees our NCM services.

Results of Operations

Comparison of the three months ended June 30, 2014 and 2013

Revenue

During the three month period ended June 30, 2014 total revenues increased 44% to $2,298,211 compared to $1,592,608 for the three month period ended June 30, 2013.  For the three month period ended June 30, 2014 UR, MBR, HCO, MPN and other revenues increased by 123%, 15%,11%, 24% and 175%, respectively compared to the same period in 2013 while NCM revenue was lower by 12%.

As of June 30, 2014 we had approximately 621,000 total enrollees in our HCO and MPN programs.  Enrollment consisted of approximately 86,000 HCO enrollees and 535,000 MPN enrollees.  By comparison as of June 30, 2013 we had approximately 550,000 total enrollees, including approximately 83,000 HCO enrollees and 467,000 MPN enrollees.  Many of our HCO and MPN clients also use the other services we offer, but we also have customers that don’t use our HCO or MPN services.

Our business generally has a long sales cycle, typically in excess of one year. Once we have established a customer relationship, our revenue, particularly our HCO and MPN revenues adjusts with the growth or retraction of our customers’ managed headcount volume.  New customers are added throughout the year and other customers terminate from the program for a variety of reasons.

We anticipate businesses will continue to seek ways to further reduce their workers’ compensation program costs.  Even though the HCO and MPN programs and cost containment measures like UR, MBR and NCM services have been shown to create a favorable return on investment for employers, (as our services are a significant component of the employers’ loss prevention programs), it can be a challenge to justify our fees to our customers.  In order to convince employers that the fees they pay us are well-spent, we must continue to provide a framework for expeditiously returning employees back to work at the lowest cost.  As a result, we may experience some client turnover in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of existing services.  Our market may also shrink as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.

UR Fees

During the three month period ended June 30, 2014 UR revenues increased by $538,585 to $975,695 when compared to the same period a year earlier.  UR service revenues growth of 123% was the largely the result of increased volume from existing customers and the addition of one major customer in March 2014.

MBR fees

For the three month period ended June 30, 2014 MBR revenues increased by $59,278 to $442,963 when compared to the same period a year earlier.  MBR service revenues grew largely from the increase in demand from existing customers during the three month period ended June 30, 2014, including an increase in the number of hospital bills processed which typically has a higher average revenue value per bill.

HCO Fees

During the three months ended June 30, 2014 and 2013 HCO fee revenues were $259,316 and $232,847, respectively.  During the quarter ended June 30, 2014 HCO revenues increased 11% and HCO employee enrollment increased 4% when compared to the same quarter a year earlier.   The percentage increase in revenues outpaced the percentage increase in HCO enrollment by 7%, resulting primarily from an increase in the number of claim network fees received from existing customers and increases in enrollment and mailing costs billed to new customers.

MPN Fees

MPN Fee revenues for the three months ended June 30, 2014 were $258,605 compared to $209,475 for the three months ended June 30, 2013.  During the quarter ended June 30, 2014 we realized a 15% increase in MPN enrollment from approximately 467,000 enrollees to approximately 535,000 enrollees.  MPN employee enrollment for the three months ended June 30, 2014 increased 15%, while MPN revenues increased 24%, when compared to the three month period ended June 30, 2013.  The higher MPN revenues were the result of increases in the numbers of claim fees processed from existing customers during the three months ended June 30, 2014 compared to the same period a year earlier.

NCM Fees

During the three month periods ended June 30, 2014 and 2013, NCM revenues were $257,334 and $291,598, respectively.  The decrease in revenue of $34,264 was primarily the result of fewer numbers of claims filed by our customers’ enrollees which reduced the number cases we processed during the three month period ended June 30, 2014 when compared to the second quarter of 2013.

Other Fees - Network Access and Repricing Fees

Other fees consist of revenues derived from network access and claims repricing services provided by Medex.  Revenues for the three month periods ended June 30, 2014 and 2013 were $104,298 and $37,893, respectively.  Our network access and claims repricing fees are generated from various customers who have access to our network and split with Medex the cost savings generated from their PPO.  This increase of $66,405 was primarily the result of one customer having higher savings realized from using our network.

Expenses

Total expenses for the three months ended June 30, 2014 and 2013 were $1,440,443 and $1,106,123, respectively.  The increase of $334,320 was the result of increases in bad debt provision, depreciation, salaries and wages, professional fees, insurance, outsource service fees, data maintenance and general and administrative expense, partially offset by a decrease in consulting fees.

Bad Debt Provision

During the three month period ending June 30, 2014 we recorded $887 in bad debt provision to cover potential uncollectible accounts receivables.  No bad debt provision was recorded for the three month period ending June 30, 2013.

Consulting Fees

During the three months ended June 30, 2014 consulting fees decreased to $76,321 from $85,773 during the three months ended June 30, 2013.  The decrease of $9,452 was primarily due to the termination of our lien consultant as of January 31, 2013 and an administrative consultant as of March 31, 2013.

In the event we see an increased level of services requested from our customers, especially for nurse case management services which would require us to engage additional nurse case managers, we would expect to experience higher consulting fees.

Salaries and Wages

Salaries and wages increased $62,657 or 12% to $592,118 during the three months ended June 30, 2014 compared to $529,461 during the three months ended June 30, 2013. The increase in salaries and wages was primarily due to hiring new employees as follows:

•	Medex added, as new positions, a senior account executive in July 2013 and a client liaison administrator in January 2014.
•	PHCO added an accounting clerk in May 2013 and a controller in February 2014 who replaced the accounting manager.
•
MMC hired a director of workers’ compensation and managed care in August of 2013, an account manager in November 2013 and a utilization review administrator in March 2014.  During April 2014 MMC hired four utilization review administrators, and in June 2014 hired seven temporary utilization review administrators and a senior bill review specialist.

Professional Fees

For the three months ended June 30, 2014 we incurred professional fees of $122,920 compared to $117,079 during the three months ended June 30, 2013.  This 5% increase in fees was primarily the result of increased professional fees incurred for field case management services and accounting fees, partially offset by lower legal and directors fees.

Insurance

During the three months ended June 30, 2014 and 2013 we incurred insurance expenses of $74,232 and $62,417, respectively. The increase of $11,815 in 2014, when compared to the same period in 2013, was due to premium increases for our employee group health medical coverage resulting from the increase in our total number of employees, together with premium increases primarily for our directors’ and officers’ liability and workers’ compensation insurance.

Outsource Service Fees

Outsource service fees consist of costs incurred in outsourcing UR and MBR services and certain NCM services.  We do not, at this time, have enough volume to justify creating our own UR and MBR in-house staff.  Instead, we utilize outside vendors to provide specific services for our clients, charging additional fees over and above those paid to our outside vendors for administration and coordination of UR, MBR and NCM services directly to the clients.  We incurred $401,447 and $169,157 in outsource service fees during the three-months periods ended June 30, 2014 and 2013, respectively. This $232,290 increase was primarily the result of increased costs incurred to meet the increased demand for our UR and MBR services.

Data Maintenance

During the three month period ended June 30, 2014 and 2013 data maintenance fees were $21,561 and $9,086, respectively.   The increase in data maintenance fees was primarily attributable to increased levels of renewals from new and existing customers during the quarter ended June 30, 2014 when compared to the same period a year earlier.

General and Administrative

General and administrative expenses increased 14 % to $139,346 during the three-month period ended June 30, 2014.  This increase of $17,093 was primarily attributable to increases in advertising expense, dues and subscriptions, office supplies, postage and delivery, rent equipment, telephone expense, travel and entertainment and vacation expense, partially offset by bad debt expense, equipment and repairs, IT expense, license and permits, rent expense and miscellaneous general and administrative expenses.

Income from Operations

As a result of the $705,603 increase in total revenue during the three month period ending June 30, 2014, which was partially offset by the $334,320 increase in total expenses during the three month period ended June 30, 2014, our income from operations increased $371,283 or 76% during the three month period ended June 30, 2014 when compared to the same period in 2013.

Income Tax Provision

Because we realized income before taxes of $857,449 during the three month period ended June 30, 2014, compared to $485,848 during the three month period June 30, 2013, we realized a $159,479 or 81%, increase in our income tax provision.

Net Income

During the three months ended June 30, 2014 total revenues of $2,298,211 were higher by $705,603 when compared to the same period in 2013.  This increase in total revenues was partially offset by an increase in total expenses of $334,320, resulting in income from operations of $857,768 compared to income from operations of $486,485 during three months ended June 30, 2013.  Correspondingly, we realized net income of $500,665 for the three months ended June 30, 2014, compared to net income of $288,543, during the three months ended June 30, 2013.  We expect increases in revenues to continue in the third quarter of 2014, when compared to the third quarter of 2013.  We expect most of this increase to be generated from services offered by the Company to existing and new customers.  While we anticipate net income through the remainder of fiscal 2014 to continue to be higher compared to fiscal 2013, there is no assurance that net income will continue to grow at the same or a similar rate experienced during the second fiscal quarter 2013 during the remainder of fiscal 2014.

Comparison of the six months ended June 30, 2014 and 2013

Revenue

Total revenues increased 45% to $4,326,880 during the six month period ended June 30, 2014 from $2,976,718 for the same period a year earlier.  Compared to the six months ended June 30, 2013 UR, MBR, HCO, MPN, NCM and other revenues for the six months ended June 30, 2014 increased by 121%, 28%, 8%, 23%, 1% and 82%, respectively.  The increase of $1,350,162 during the six months ended June 30, 2014 was primarily the result of HCO and MPN enrollment increases by existing customers, the addition of new customers, increased marketing and sales efforts to our existing and new customers and an increased volume of bills from our existing UR and MBR customers.    Although we realized growth in our total revenues during the six months ended June 30, 2014 there is no assurance that we will continue to realize comparable growth rates during the remainder of fiscal 2014.

UR Fees

During the six month ended June 30, 2014 UR revenues increased $932,171 to $1,701,550 when compared to the same period a year earlier.  UR service revenues grew largely from increased volume from existing customers and the addition of one major customer in March 2014.

MBR fees

During the six months ended June 30, 2014 MBR revenues increased by $202,917 or 28% to $918,183 when compared to the same period a year earlier.  The growth in MBR service revenues of 28% resulted primarily from an increase in the number of bills processed from existing customers during the six month period ended June 30, 2014.  During the six month ended June 30, 2014, when compared with same period in 2013, we also had an increase in the number of hospital bills processed which provides higher average revenues per bill reviewed.

HCO Fees

During the six month periods ended June 30, 2014 and 2013 HCO fee revenues were $518,800 and $479,536, respectively.  While HCO enrollment increased 4% during the six month ended June 30, 2014, we realized an 8% increase in revenue from HCO fees.  As noted above, the higher growth rate in HCO revenues compared to the growth in employee enrollment was primarily the result of an increase in claim network fees received from existing customers and increases in enrollment and mailing costs billed to new customers.

MPN Fees

MPN fee revenues for the six months ended June 30, 2014 and 2013 were $512,034 and $415,216, respectively, an increase of 23%.  During the same period MPN enrollment increased 15%.  Revenue growth outpaced enrollment growth principally as a result of increased volume of claims network fees generated from a number of existing clients and higher network administration fees billed to new and existing customers.

NCM Fees

During the six months ended June 30, 2014 and 2013 NCM revenues were $511,463 and $506,715, respectively. This increase of $4,748 was the result of an increased number of NCM cases handled, mainly from existing customers.

Other Fees

Other fees during the six month periods ended June 30, 2014 and 2013 consisted of revenues derived primarily from network access and claims repricing services and lien representation fees.  Other fee revenues for these periods were $164,850 and $90,606, respectively.

Network Access and Repricing Fees

Our network access and claims repricing fees are generated from certain customers who have access to our network and who split with Medex the cost savings generated from their PPOs.  During the six month periods ended June 30, 2014 and 2013 network access and claims repricing fee revenues generated were $164,850, and $82,712, respectively. This increase of $82,138 was primarily the result of one customer realizing higher savings by using our network.

Lien Representation Fees

MLS no longer offers lien representation services. During the six month period ended June 30, 2014 MLS had no revenues and during the same period a year earlier MLS recorded $7,894 in lien service revenues.

MLS commenced offering lien representation services in February 2012, but scaled down its operations in January 2013 as a result of the potential negative impact of Senate Bill 863.  Signed into law on August 31, 2012, Senate Bill 863 reactivated significant lien filing fees.  Any lien filed after January 1, 2013 must be accompanied by an electronic filing fee to the Division of Workers’ Compensation of $150.  Liens filed prior to January 1, 2013 must pay a $100 activation fee prior to any conference or trial.  In addition, SB 863 created statutes of limitation for liens: three years for services performed prior to July 1, 2013, and 18 months for services subsequent to that date.

From 2002 to 2004 the DWC instituted a $100 lien filing fee.  The immediate result of this fee reduced the number of liens filed in California by approximately 40%.  This coupled with the restriction of the new statutes of limitation, has led us to believe that this is an unprofitable market for us to pursue at the present time. MLS is currently exploring other legal support services it can offer to new and existing clients.

Expenses

Total expenses for the six months ended June 30, 2014 and 2013 were $2,703,937 and $2,146,673, respectively. The increase of $557,264 was the result of increases in depreciation, outsource service fees, salaries and wages, professional fees, insurance, data maintenance and general and administrative expense, partially offset by decreases in consulting fees.

Bad Debt Provision

During the six month period ended June 30, 2014 we recorded a bad debt provision totaling $9,140 to cover potential uncollectible receivables from several customers who were unable to reconcile their outstanding accounts receivables with us.  During the six months ended June 30, 2013 there was no bad debt expense recorded.

Consulting Fees

During the six months ended June 30, 2014 consulting fees decreased to $152,220 from $185,254 during the six months ended June 30, 2013.  The decrease of $33,034 was due mainly to the termination of our lien consultant as of January 31, 2013 and an administrative consultant as of March 2013.

Salaries and Wages

Salaries and wages increased $149,148 or 15% to $1,178,945 during the six months ended June 30, 2014 compared with the six months ended June 30, 2013.  The increase in salaries and wages was primarily due to hiring new employees as detailed above.

Professional Fees

For the six months ended June 30, 2014 we incurred professional fees of $228,532 compared to $192,857 during the six months ended June 30, 2013.  This 19% increase in fees was primarily the result of increased fees paid for field case management services, accounting and legal fees partially offset by lower directors fees.

Insurance

During the six months ended June 30, 2014 we incurred insurance expenses of $142,880, an increase of $22,283 over the same six-month period of 2013.  The increase in 2014 was due to premium increases for our employee group health medical coverage resulting from the increase in our total number of employees and annual premium increases starting in May 2014 averaging 12% for our directors’ and officers’ liability insurance, and professional liability and workers’ compensation insurance.  We do not expect a material increase in insurance expenses during the remainder of this fiscal year.

Outsource Service Fees

 As discussed above, outsource service fees consist of costs incurred by our subsidiaries in outsourcing its UR, MBR and NCM services.  We incurred $666,015 and $308,414 in outsource service fees during the six month periods ended June 30, 2014 and 2013, respectively.  The increase of $357,601 was largely the result of the increased number of UR and MBR reviews conducted by our outsource service providers, together with higher unit outsource fees charged by a new UR outsource service provider.

Data Maintenance

During the six months ended June 30, 2014 we experienced an overall MPN and HCO employee enrollment increase of 13% when compared to the same period a year earlier.  While overall enrollment increased 13%, data maintenance fees increased 11% or $3,909 during the six months ended June 30, 2014.  The increase of $3,909 in data maintenance fees was primarily attributable to the increased level of renewals from new and existing customers during the six months ended June 30, 2014.

General and Administrative

General and administrative expenses increased 5% to $262,707 during the six months ended June 30, 2014 when compared to the same period in 2013.  The increase in general and administrative expenses was mainly attributable to increases in advertising expense, dues and subscriptions, postage and delivery, rent equipment, telephone, travel and entertainment and vacation expense, partially offset by decreases in bad debt, employment agency fees, equipment repairs, IT enhancement, and office rent.  Provided we continue to grow at our current rate, we expect current levels of general and administrative expenses to increase during the remainder of this fiscal year.

Income from Operations

As a result of the 45% increase in total revenue during the six month period ending June 30, 2014, which was partially offset by a 26% increase in total expenses during the six month period ended June 30, 2014, our income from operations increased by 96% during the six month period ended June 30, 2014 when compared to the same period in 2013.

Income Tax Provision

As a result of realizing income before taxes, we made provision for our income tax obligations for the six months ended June 30, 2014 and 2013.  Our income tax provision for the six months ended June 30, 2014 was 101% greater than during the comparable period 2013 to reflect the 96% increase in income before taxes realized during the six months ended June 30, 2014 compared to the same period in 2013.

Net Income

During the six months ended June 30, 2014 total revenues of $4,326,880 were higher by $1,350,162 when compared to the same period in 2013.   This increase in total revenues was partially offset by increases in total expenses of $557,264 resulting in income from operations of $1,622,943 compared to income from operations of $830,045 during the six months ended June 30, 2013.  As a result, we realized net income of $947,226 for the six months ended June 30, 2014, compared to net income of $492,428, during the six months ended June 30, 2013.  While we anticipate net income through the remainder of fiscal 2014 to continue to be higher compared to fiscal 2013, there is no assurance that such increases will continue at the same or a similar rate experienced through the first six months of 2014 during the remainder of fiscal 2014.

Liquidity and Capital Resources

As of June 30, 2014 we had cash on hand of $2,049,478 compared to $1,265,535 at December 31, 2013.  The $783,943 increase in cash on hand is primarily the result of increases in our net income, bad debt provision, depreciation, accounts payable, income tax payable and decrease in prepaid income tax and prepaid expenses, partially offset by increases our accounts receivables, receivable other, other assets and prepaid expenses and decreases in our deferred rent expense and purchase of computers, furniture and equipment and payments of our obligations under capital lease. Barring a significant downturn in the economy, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.

We currently have planned certain capital expenditures during the remainder of fiscal 2014 to accommodate our growth.  We do not anticipate this will require us to seek outside sources of funding.  We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing.  There is no assurance that we could be successful in obtaining equity or debt financing on favorable terms, or at all.

Cash Flow

During the six months ended June 30, 2014 cash was primarily used to fund operations. We had a net increase in cash of $783,943 during the six months ended June 30, 2014.  See below for additional discussion and analysis of cash flow.

	For the six months ended June 30,
	2014 (unaudited)	2013 (unaudited)

Net cash provided by operating activities	$847,619	$382,259
Net cash used in investing activities	(57,212)	(1,756)
Net cash used in financing activities	(6,464)	(9,471)

Net increase in cash	$783,943	$371,032

During the six months ended June 30, 2014 net cash provided by operating activities was $847,619 compared to net cash provided by operating activities of $382,259 during the six months ended June 30, 2013.  As discussed herein we realized net income of $947,226 during the six months ended June 30, 2014, compared to net income of $492,428 during the six months ended June 30, 2013.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of June 30, 2014:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment (1)	$45,141	$18,415	$26,726	$-	$-
Office Leases (2)	245,302	146,303	98,999	-	-
Total Operating Leases	$290,443	$164,718	$125,725	$-	$-

Capitalized Leases:
Capitalized Equipment Leases (3)	$15,517	$14,324	$1,193	-	-
Total Capitalized Equipment Leases	$15,517	$14,324	$1,193	-	-
Less amounts representing interest	(657)	(650)	(7)	-	-
Total Principal	$14,860	$13,674	$1,186	$-	$-

(1)
In October 2013 we entered into a 36 month operating lease for an office copy machine with monthly payments at $160.93. In December 2013 we leased two document scanners with monthly operating lease payments of $206.93 each for 36 months. In February 2014 we entered into a 36 month operating lease for an office copy machine with monthly payments at $960.

(2)	Following is our annual base rent for our office space throughout the remaining term of the lease:

Rent Period	Annual Rent Payments
Jul. 1 to Dec. 31, 2014	$72,602
Jan. 1 to Dec. 31, 2015	147,950
Jan. 1 to Feb. 29, 2016	24,750
Total	$245,302

(3)
In January 2010 we entered into a capital lease arrangement whereby we leased an office copy machine for $25,543. The asset was recorded on our balance sheet under office equipment under capital lease and the liability incurred under the lease was recorded as current and noncurrent obligations under capital lease.  The lease arrangement is for a term of 48 months at level rents with capital interest rate at 7%.  In August 2012 we entered into a capital lease arrangement whereby we leased office server equipment for $38,380.  The asset was recorded on our balance sheet under office equipment under capital lease and our liability incurred under the lease was recorded as current and noncurrent obligations under capital lease.  The lease arrangement is for a term of 36 months at level rents with capital interest rate at 7.5%.

Off-Balance Sheet Financing Arrangements

As of June 30, 2014 we had no off-balance sheet financing arrangements.

Inflation

We experience pricing pressures in the form of competitive prices.  We are also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits and facility leases.  However, we generally do not believe these impacts are material to our revenues or net income.

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

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The new revenue recognition standard will supersede existing revenue guidance under US GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted under US GAAP.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance was issued to resolve diversity in practice.  The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective in ensuring that information required by to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6.   Exhibits

Exhibits.  The following exhibits are filed or furnished, as applicable, as part of this report:

Exhibit Number	Title of Document

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to the Condensed Consolidated Financial Statements. *

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data files on Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	August 12, 2014	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	August 12, 2014	/s/ Fred Odaka
Fred Odaka Chief Financial Officer