Form 10-Q
period 2014-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2014-11-12
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014

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

As of November 11, 2014 the registrant had 802,424 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current Assets
Cash	$2,579,435	$1,265,535
Accounts receivable, net of allowance of $15,533 and $15,860	2,086,754	1,518,813
Deferred tax asset	41,513	41,513
Prepaid income taxes	-	6,568
Prepaid expenses	75,316	68,613
Total current assets	4,783,018	2,901,042

Property and equipment, net
Computer equipment	191,489	130,717
Furniture and fixtures	92,191	83,708
Office equipment	27,160	26,560
Office equipment under capital lease	63,923	63,923
Total property and equipment	374,763	304,908
Less: accumulated depreciation and amortization	(212,566)	(177,158)
Net property and equipment	162,197	127,750

Other assets	13,702	8,158
Total assets	$4,958,917	$3,036,950

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$333,766	$108,496
Accrued expenses	199,153	142,983
Income tax payable	155,739	2,618
Current obligation under capital lease	11,537	13,173
Deferred rent expense	16,250	21,698
Total current liabilities	716,445	288,968

Long term liabilities
Noncurrent obligation under capital lease	-	8,151
Total liabilities	716,445	297,119

Commitments and Contingencies

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock, 50,000,000 shares authorized at $0.001 par value; 802,424 shares issued and outstanding	802	802
Additional paid-in capital	623,629	623,629
Retained earnings	3,618,041	2,115,400
Total stockholders' equity	4,242,472	2,739,831
Total liabilities and stockholders’ equity	$4,958,917	$3,036,950

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended September 30,		For nine months ended September 30,
	2014	2013	2014	2013

Revenues:
UR fees	$1,362,283	$577,876	$3,063,833	$1,347,255
MBR fees	526,341	345,253	1,444,524	1,060,519
HCO fees	260,069	210,039	778,869	689,575
MPN fees	285,415	223,625	797,449	638,841
NCM fees	242,376	309,272	753,839	815,987
Other	76,032	37,505	240,882	128,111
Total revenues	2,752,516	1,703,570	7,079,396	4,680,288

Expenses:
Depreciation and amortization	12,642	10,918	35,408	32,623
Bad debt provision	15,851	10,000	24,991	10,000
Consulting fees	76,790	81,871	229,010	267,125
Salaries and wages	699,096	517,400	1,878,041	1,547,197
Professional fees	109,871	131,157	338,403	324,014
Insurance	82,155	68,858	225,035	189,455
Outsource service fees	658,233	202,960	1,324,248	511,374
Data maintenance	12,953	9,355	53,685	46,178
General and administrative	133,449	108,759	396,156	359,985
Total expenses	1,801,040	1,141,278	4,504,977	3,287,951

Income from operations	951,476	562,292	2,574,419	1,392,337

Other income (expense):
Interest income	-	1	-	460
Interest (expense)	(258)	(549)	(956)	(1,909)
Total other income (expense)	(258)	(548)	(956)	(1,449)

Income before taxes	951,218	561,744	2,573,463	1,390,888

Income tax provision	395,803	228,702	1,070,822	565,418

Net income	$555,415	$333,042	$1,502,641	$825,470

Basic and fully diluted earnings per share:
Earnings per share amount	$.69	$.42	$1.87	$1.03
Weighted average common shares outstanding	802,424	802,424	802,424	802,424

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,502,641	$825,470
Adjustments to reconcile net income to net cash:
Depreciation and amortization	35,408	32,623
Changes in operating assets and liabilities
(Decrease) in bad debt provision	(327)	-
(Increase) in accounts receivable	(567,614)	(192,665)
Decrease in receivable – other	-	7,324
(Increase) in other assets	(5,544)	-
(Increase) decrease in prepaid income tax	6,568	(597,922)
(Increase) in prepaid expenses	(6,703)	(94,867)
Increase in accounts payable	225,270	4,193
Increase in accrued expenses	56,170	175,001
Increase in income tax payable	153,121	316,738
(Decrease) in deferred rent expense	(5,448)	(2,629)
(Decrease) in unearned revenue	-	(2,443)
Net cash provided by operating activities	1,393,542	470,823

Cash flows from investing activities
Purchases of furniture and equipment	(69,855)	(3,050)
Net cash used by investing activities	(69,855)	(3,050)

Cash flows from financing activities
Payment of obligation under capital lease	(9,787)	(14,338)
Net cash used in financing activities	(9,787)	(14,338)
Increase in cash	1,313,900	453,435
Cash at beginning of period	1,265,535	479,674
Cash at end of period	$2,579,435	$933,109
Supplemental Cash Flow Information
Cash paid for:
Interest	$959	$2,980
Income taxes paid	$911,134	$846,502

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2014

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

Management reviews each agreement in accordance with the provision of the revenue recognition topic ASC 605 that addresses multiple-deliverable revenue arrangements.  The multiple-deliverable arrangements entered into consist of bundled managed care which included various units of accounting such as network solutions and patient management which includes managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis.  The selling price for each unit of accounting is determined using the contract price.  When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis.  Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period.  The Company recognizes revenue for patient management services ratably over the life of the customer contract. Based upon prior experience in managed care, the Company estimates the deferral amount from when the customer’s claim is received to when the customer contract expires.   Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.

Reclassifications – Certain 2013 quarterly and year-to-date balances have been reclassified to conform to the 2014 presentation.  The reclassifications have had no effect on the financial position, operations or cash flows for the three month and nine month periods ended September 30, 2014.

NOTE 2 – SUBSEQUENT EVENTS

During October 2014 the Company was notified by Companion Property & Casualty Insurance Company, who is a significant customer, that subject to certain closing conditions including necessary governmental and regulatory approvals, it will be acquired by Enstar Group Limited (“Enstar”).  Upon completion of the acquisition, it is anticipated that Enstar will take in-house all of the business Companion currently outsources to Medex.  If the transaction closes and Companion terminates Medex’s services, the Company anticipates MBR fees and total revenues could be impacted beginning with the first fiscal quarter 2015.  The loss of this customer could also impact the Company’s profitability and liquidity until such time as the Company is able to replace the revenue generated from this customer.  During the nine-month period ended September 30, 2014 MBR fees generated from this customer represented approximately 67% of total MBR fees and 14% of total revenue.  During the nine month period ended September 30, 2013 MBR fees generated from this customer represented approximately 58% of total MBR fees and 14% of total revenue.

Based on recent statutory changes made by the Division of Workers’ Compensation, the Company has reinstated its lien representation services through Medex Legal Services during the fourth quarter of 2014.  There are two reasons for the Company’s decision: 1) Lien activation fees have been declared unconstitutional by California courts, so the number of significant lien filings is again increasing; 2) and in November the Company was engaged by a public sector employer to handle its lien representation services.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully retain new clients, develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Commission.

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

Overview

We are a specialty workers’ compensation managed care company providing a range of services primarily to California employers and claims administrators.  We have one customer for whom we currently provide MBR services in thirteen states including California. Workers’ compensation costs continue to increase due to rising medical costs, inflation, fraud and other factors.  Medical and indemnity costs associated with workers’ compensation in the state of California are billions of dollars annually.  Our focus goes beyond the medical cost of claims.  Our goal is to reduce the entire cost of the claim, including medical, legal and administrative costs.  Through our wholly-owned subsidiaries we provide a range of effective workers’ compensation cost containment services, including but not limited to:

·	Health Care Organizations (“HCOs”)
·	Medical Provider Networks (“MPNs”)
·	HCO + MPN
·	Workers’ Compensation Carve-Outs
·	Utilization Review (“UR”)
·	Medical Bill Review (“MBR”)
·	Nurse Case Management (“NCM”)
·	Lien Representation Services

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

HCO guidelines impose certain medical oversight, reporting, information delivery and usage fees upon HCOs.  These requirements increase the administrative costs and obligations on HCOs as compared to MPNs, although the obligations and cost differentials are not currently as substantial as they were in the past.

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

The MPN program substantially allows medical control by the employer client for the life of the claim because the employee must stay within the MPN network for treatment.  However, the employer client has full control of only the initial treatment before the employee can treat with anyone in the network.  In addition, the MPN statute and regulations allow the injured worker to dispute treatment decisions, leading to second and third opinions, and then a review by an independent medical reviewer, whose decision can result in the employer client losing medical control.

Unlike HCOs, MPNs are not assessed annual fees and have no annual enrollment notice delivery requirements.  As a result, there are fewer administrative costs associated with an MPN program, which allows MPNs to market their services at a lower cost than HCOs.  For this reason, many clients opt to use the less complicated MPN even though the employer client has less control over employee claims.

HCO + MPN

As a licensed HCO and MPN, in addition to offering HCO and MPN programs, we are also able to offer our clients a combination of the HCO and MPN programs.  Under this plan model an employer can enroll its employees in the HCO program, and then close to the expiration of the 90-day or 180-day treatment period under the HCO program, the employer can enroll the employee into the MPN program.  This allows employers to take advantage of both programs.  We believe that we are currently the only entity that offers both programs together in a combination program.

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

Utilization Review

Utilization review includes utilization review or utilization management functions that prospectively, retrospectively, or concurrently review and approve, modify, delay, or deny, based in whole or in part on medical necessity to cure and relieve, treatment recommendations by physicians, prior to, retrospectively, or concurrently with the provision of such medical treatment services pursuant to California Workers’ Compensation law, or other jurisdictional statutes.  Starting in March 2014, we began providing professional utilization review services for a third-party partner, in order to assist them with their increasing volume. We were able to assist the third-party partner to reduce their backlog.  At this time we have no means to predict the quantity of overflow business we will continue to receive from this partner in the remaining months of 2014 and for the year 2015. There are no assurances that the overflow business to us will continue at the same level realized during the nine-month period ended September 30, 2014.

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

Lien Representation Fees

MLS commenced offering lien representation services in February 2012, but scaled down its operations in January 2013 as a result of the potential negative impact of Senate Bill 863.  Signed into law on August 31, 2012, Senate Bill 863 reactivated significant lien filing fees.  Any lien filed after January 1, 2013 must be accompanied by an electronic filing fee to the Division of Workers’ Compensation of $150.  Liens filed prior to January 1, 2013 must pay a $100 activation fee prior to any conference or trial.  In addition, SB 863 created statutes of limitation for liens: three years for services performed prior to July 1, 2013, and 18 months for services subsequent to that date.  From 2002 to 2004 the DWC instituted a $100 lien filing fee.  The immediate result of this fee reduced the number of liens filed in California by approximately 40%.  This coupled with the restriction of the new statutes of limitation, had led us to believe that this was an unprofitable market for us to pursue which resulted in our discontinuance of offering our lien representation services in January 2013.

Based on recent changes made by the Division of Workers’ Compensation, MLS  reinstated its lien representation services during the fourth quarter of 2014.  There are two reasons for this decision: 1) Lien activation fees have been declared unconstitutional by California courts, so the number of significant lien filings is again increasing; 2) In November 2014 we were retained by a public sector employer to provide lien representation services.  MLS expects to retain a lien administrator and a hearing representative starting in November 2014 with plans to expand its operations in this business segment during 2015.

We offer our HCO and MPN services through our wholly-owned subsidiary Medex.  IRC participates in our Carve-Outs business.  MMC oversees and manages our UR and MBR business and MMM oversees our NCM services.

Results of Operations

Comparison of the three months ended September 30, 2014 and 2013

Revenue

During the three month period ended September 30, 2014 total revenues increased 62% to $2,752,516 compared to $1,703,570 for the three month period ended September 30, 2013.  For the three month period ended September 30, 2014 UR, MBR, HCO, MPN and other revenues increased by 136%, 52%, 24%, 28% and 103%, respectively compared to the same period in 2013 while NCM revenue was lower by 22%.

As of September 30, 2014 we had approximately 638,000 total enrollees in our HCO and MPN programs.  Enrollment consisted of approximately 85,000 HCO enrollees and 553,000 MPN enrollees.  By comparison as of September 30, 2013 we had approximately 548,000 total enrollees, including approximately 79,000 HCO enrollees and 469,000 MPN enrollees.  Many of our HCO and MPN clients also use the other services we offer, but we also have customers that don’t use our HCO or MPN services.

Our business generally has a long sales cycle, typically in excess of one year. Once we have established a customer relationship, our revenue, particularly our HCO and MPN revenues adjusts with the growth or retraction of our customers’ managed headcount volume.  New customers are added throughout the year and other customers terminate from the program for a variety of reasons.

Businesses continue to seek ways to reduce their workers’ compensation program costs.  Even though the HCO and MPN programs and cost containment measures like UR, MBR and NCM services have been shown to create a favorable return on investment for employers, (as our services are a significant component of the employers’ loss prevention programs), it can be a challenge to justify our fees to our customers.  In order to convince employers that the fees they pay us are well-spent, we must continue to provide a framework for expeditiously returning employees back to work at the lowest cost.  As a result, we experience some client turnover in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of existing services.  Our market may also shrink as employers seek to reduce their costs by managing their workers’ compensation care services in-house.  During the past several years we have seen a trend of smaller businesses being acquired by larger companies that have their own managed medical care operations.  In many cases this eliminates the need for outsourcing medical management services and results in reductions in the size of the market for our services.

UR Fees

During the three-month period ended September 30, 2014 UR revenues increased by $784,408 to $1,362,283 when compared to the same period a year earlier.  UR service revenue growth of 136% was the result of increased volume from existing customers coupled with an increase in overflow services on behalf of our third-party partner. Starting in March 2014 we began providing utilization review services to a third party partner. During the three-month period ended September 30, 2014 revenue from these overflow services contributed $632,136, or 81%, toward the increase in UR revenues.  We were able to assist the third-party partner to reduce their backlog.  At this time we have no means to predict the quantity of overflow business we will continue to receive from this customer in the remaining months of 2014 and for the year 2015.  There are no assurances that the overflow business to us will continue at the same level realized during the three-month period ended September 30, 2014.  Subsequent to the quarter end we were successful in signing up a new customer that we believe may help to at least partially offset a potential decrease in the overflow business from our third-party partner.

MBR Fees

For the three month period ended September 30, 2014 MBR revenues increased by $181,088 to $526,341when compared to the same period a year earlier.  MBR service revenues grew largely from the increase in demand from existing customers during the three month period ended September 30, 2014, including an increase in the number of hospital bills processed which typically has a higher average revenue value per bill.

As discussed in the Notes to our condensed consolidated financial statements, during October 2014 we were notified by Companion Property and Casualty Insurance (“Companion”), which is a significant customer, that subject to certain closing conditions including necessary governmental and regulatory approvals, it will be acquired by Enstar .  Upon completion of the acquisition, it is anticipated that Enstar will take in-house all of the business Companion currently outsources to Medex.  If the transaction closes and Companion terminates our services, we anticipate MBR fees and total revenues will be impacted beginning with the first fiscal quarter 2015.  During the three-month period ended September 30, 2014 MBR fees generated from this customer were approximately $311,000, or 59% of MBR revenue.

HCO Fees

During the three months ended September 30, 2014 and 2013 HCO fee revenues were $260,069 and $210,039, respectively.  HCO enrollment increased 8% during the quarter ended September 30, 2014 compared to a 24% increase in revenue from HCO fees when compared to the same period last year.  The percentage increase in revenues outpaced the percentage increase in HCO enrollment by 16%, resulting primarily from an increase in the number of claim network fees received from existing customers and increases in enrollment and mailing costs billed to new customers.

MPN Fees

MPN fee revenues for the three months ended September 30, 2014 were $285,415 compared to $223,625 for the three months ended September 30, 2013.  During the quarter ended September 30, 2014 we realized an 18% increase in MPN enrollment from approximately 469,000 enrollees to approximately 553,000 enrollees while MPN revenues increased 28%, when compared to the three month period ended September 30, 2013.  The higher MPN revenues were the result of increases in the numbers of claim administration fees processed from existing customers during the three months ended September 30, 2014 compared to the same period a year earlier.

NCM Fees

During the three-month periods ended September 30, 2014 and 2013, NCM revenues were $242,376 and 309,272, respectively.  The decrease in revenue of $66,896 was primarily the result of fewer numbers of claims filed by our customers’ enrollees which reduced the number of cases we processed during the three-month period ended September 30, 2014 when compared to the third quarter of 2013.

Other Fees

Other fees consist of revenues derived from lien service and network access and claims repricing services.  Revenues for the three-month periods ended September 30, 2014 and 2013 were $76,032 and $37,505 respectively.

Network Access and Repricing Fees

Our network access and claims repricing fees are generated from various customers who have access to our network and split with Medex the cost savings generated from their PPO.  Revenues for the three-month periods ended September 30, 2014 and 2013 were $76,032 and $37,505 respectively.  The increase of $38,527 was primarily the result of one customer having higher savings realized from using our network.

Lien Representation Fees

As discussed above, MLS commenced offering lien representation services in February 2012, but scaled down its operations in January 2013 as a result of the potential negative impact of Senate Bill 863.  Based on recent changes made by the Division of Workers’ Compensation, MLS reinstated the offering of its lien representation services during the fourth quarter of 2014.  There are two reasons for our decision: 1) Lien activation fees have been declared unconstitutional by California courts, so the number of significant lien filings is again increasing; 2) In November 2014 a public sector employer retained MLS to provide it lien representation services.  MLS expects to retain a lien administrator and a hearing representative starting in November 2014 with plans to further expand its lien representation service operations during 2015.

Expenses

Total expenses for the three months ended September 30, 2014 and 2013 were $1,801,040 and $1,141,278, respectively.  The increase of $659,762 was the result of increases in depreciation, bad debt provision, salaries and wages, insurance, outsource service fees, data maintenance, and general and administrative expense, partially offset by decreases in consulting fees and professional fees.

Bad Debt Provision

During the three months ended September 30, 2014 and 2013 we recorded bad debt expense of $15,851 and $10,000, respectively.  The increase of $5,851 in bad debt expense was primarily to cover potential uncollectible receivables from two customers who are no longer conducting business.

Consulting Fees

During the three months ended September 30, 2014 consulting fees decreased to $76,790 from $81,871 during the three months ended September 30, 2013.  This decrease of $5,081 was mainly due to the termination of an administrative consultant at the end of September 2013. We expect increases in consulting fees starting the first quarter of 2015.

Salaries and Wages

Salaries and wages increased $181,696 or 35% to $699,096 during the three months ended September 30, 2014 compared to $517,400 during the three months ended September 30, 2013.  The increase in salaries and wages was primarily due to hiring new employees as follows:

                Medex added, as new positions, a senior account executive in July 2013 and a client liaison administrator in January 2014.  PHCO added an accounting clerk in May 2013, a controller in February 2014 who replaced the accounting manager and a quality assurance auditor in June 2014. MMC hired a director of workers’ compensation and managed care in August of 2013, an account manager in November 2013 and a utilization review administrator in March 2014.  During April 2014 MMC hired four utilization review administrators, and in June 2014 hired seven temporary utilization review administrators and a senior bill review specialist partially offset by termination of the UR manager in May 2014 and an account manager in June 2014. The UR manager who was terminated in May 2014 was replaced June 2014.

Professional Fees

For the three months ended September 30, 2014 we incurred professional fees of $109,871 compared to $131,157 during the three months ended September 30, 2013.  This 16% decrease in fees was primarily the result of lower professional fees paid for field case management services and directors’ fees partially offset by higher accounting and legal fees.

Insurance

During the three months ended September 30, 2014 we incurred insurance expenses of $82,155, a $13,297 increase over the prior year three-month period.  The increase in 2014 was primarily due to premium increases for our employee group health medical coverage resulting from the increase in our total number of employees, together with premium increases primarily for our directors’ and officers’ liability and workers’ compensation insurance.  We do not expect a material increase in insurance expenses during the remainder of this fiscal year.

Outsource Service Fees

Outsource service fees consist of costs incurred in outsourcing UR and MBR services and certain NCM services.  We do not, at this time, have enough volume to justify creating our own UR and MBR in-house staff.  Instead, we utilize outside vendors to provide specific services for our clients, charging additional fees over and above those paid to our outside vendors for administration and coordination of UR, MBR and NCM services directly to the clients.  Typically our outsource service fees increase and decrease in correspondence with the level of MBR and UR services, and some NCM services, we provide to our customers.  In times when the level of MBR or UR services rendered increases, we typically experience higher outsource service fees, and when the level of services we render decreases, we typically experience lower outsource service fees.  We incurred $658,233 and $202,960 in outsource service fees during the three-months periods ended September 30, 2014 and 2013, respectively.  The increase of $455,273 was largely the result of the increased number of UR outsource service fees resulting from the overflow from our third-party partner combined with increased MBR-related outsource service fees.

Data Maintenance

During the three-month periods ended September 30, 2014 and 2013 data maintenance fees were $12,953 and $9,355 respectively.  The increase in data maintenance fees was primarily attributable to increased levels of renewals from new and existing customers during the quarter ended September 30, 2014 when compared to the same period a year earlier.

General and Administrative

General and administrative expenses increased 23% to $133,449 during the three-month period ended September 30, 2014.  This increase of $24,690 was primarily attributable to increases in bad debt, equipment repairs, equipment rent expense, dues and subscriptions, office supplies, postage and delivery, rent equipment, telephone expense, travel and entertainment and vacation expense, partially offset by decreases in dues and subscriptions, IT expense, postage and delivery expense and miscellaneous general and administrative expenses.

Income from Operations

As a result of the $1,048,946 increase in total revenue during the three-month period ending September 30, 2014, which was partially offset by the $659,762 increase in total expenses during the three-month period ended September 30, 2014, our income from operations increased $389,184 or 69% during the three-month period ended September 30, 2014 when compared to the same period in 2013.

Income Tax Provision

Because we realized income before taxes of $951,218 during the three-month period ended September 30, 2014, compared to $561,744 during the three-month period September 30, 2013, we realized a $167,101, or 73%, increase in our income tax provision.

Net Income

During the three months ended September 30, 2014 total revenues of $2,752,516 were higher by $1,048,946 when compared to the same period in 2013.   This increase in total revenues was partially offset by increases in total expenses of $659,762 resulting in income from operations of $951,476 compared to income from operations of $562,292 during three months ended September 30, 2013.  Although we realized a 69% increase in net income for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, for the reasons discussed herein, there is no assurance that net income will continue to grow at the same or a similar rate experienced during the third fiscal quarter 2014 for the remainder of fiscal 2014.

Comparison of the nine months ended September 30, 2014 and 2013

Revenue

Total revenues increased 51% to $7,079,396 during the nine-month period ended September 30, 2014 from $4,680,288 for the same period a year earlier.  Compared to the nine months ended September 30, 2013 UR, MBR, HCO, MPN, and other revenues for the nine months ended September 30, 2014 increased by 127%, 36%, 13%, 25% and 88%, respectively, while NCM revenue was lower by 8%.  The net increase of $2,399,108 during the nine months ended September 30, 2014 was primarily the result of increased volume of UR services provided to a third party partner during the six months ended September 30, 2014 to help it eliminate its backlog,  MBR fees, and HCO and MPN enrollment increases by existing customers and new customers.  While we realized growth in our total revenues during the nine months ended September 30, 2014 for reasons discussed throughout this report there is no assurance that we will continue to realize comparable growth rates during the remainder of fiscal 2014.

UR Fees

During the nine months ended September 30, 2014 UR revenues increased $1,716,578 to $3,063,833 when compared to the same period a year earlier.  UR service revenues grew from increased volume from existing customers and the increase in third-party overflow revenues. Starting in March 2014 we began providing overflow utilization review services to a third party partner. During the nine-month period ended September 30, 2014 these overflow revenue fees contributed $884,925, or 52%, toward the increase in UR revenues.  We generated no revenue from such third-party partner services during the nine-month period ended September 30, 2013.  We were able to assist the third-party partner to reduce their backlog.  At this time we have no means to predict the quantity of overflow business we will continue to receive from this partner in the remaining months of 2014 and for the year 2015. There are no assurances that the overflow business to us will continue at the same level realized during the nine-month period ended September 30, 2014.  Subsequent to the quarter end we were successful in signing up a new customer that we believe may help to at least partially offset a potential decrease in the overflow business from our third-party partner.

MBR fees

During the nine months ended September 30, 2014 MBR revenues increased by $384,005 to $1,444,524 when compared to the same period a year earlier.  The growth in MBR service revenues of 36% resulted primarily from an increase in the number of bills processed from existing customers during the nine-month period ended September 30, 2014.  During the nine months ended September 30, 2014, when compared with the comparable period in 2013, we also had an increase in the number of hospital bills processed which provides higher average revenues per bill reviewed.

As discussed in the Notes to our condensed consolidated financial statements, during October 2014 Companion, which is a significant customer, notified us that subject to certain closing conditions, including necessary governmental and regulatory approvals, it will be acquired by Enstar.  Upon completion of the acquisition, it is anticipated that Enstar will take in-house all of the business Companion currently outsources to Medex.  If the transaction closes and Companion terminates Medex’s services, we anticipate MBR fees and total revenues could be impacted beginning with the first fiscal quarter 2015.  During the nine-month period ended September 30, 2014 MBR fees generated from this customer were approximately $948,000, or 66% of MBR revenue during the period.

HCO Fees

During the nine-month periods ended September 30, 2014 and 2013 HCO fee revenues were $778,869 and $689,575, respectively.  While HCO enrollment increased 8% during the nine months ended September 30, 2014, we realized a 13% increase in revenue from HCO fees.  As noted above, the higher growth rate in HCO revenues compared to the growth in employee enrollment was primarily the result of an increase in claim network fees received from existing customers and increases in enrollment and mailing costs billed to new customers.

MPN Fees

MPN fee revenues for the nine months ended September 30, 2014 and 2013 were $797,449 and $638,841, respectively, an increase of 25%.  During the same period MPN enrollment increased 18%.  Revenue growth outpaced enrollment growth principally as a result of increased volume of claims network fees generated from a number of existing clients and higher network administration fees billed to new and existing customers.

NCM Fees

During the nine months ended September 30, 2014 and 2013 NCM revenues were $753,839 and $815,987, respectively. This decrease of $62,148 was result of fewer claims filed by our customers’ enrollees which reduced the number of cases we processed during the nine-month period ended September 30, 2014 when compared to the same period a year earlier. We hope to reverse the downward trend starting in the first quarter of 2015 primarily by acquiring new customers and increased referrals from existing customers

Other Fees

Other fees during the nine-month periods ended September 30, 2014 and 2013 consisted of revenues derived primarily from network access and claims repricing services and lien representation fees.  Other fee revenues for these periods were $240,882 and $128,111, respectively.

Network Access and Repricing Fees

Our network access and claims repricing fees are generated from certain customers who have access to our network and who split with Medex the cost savings generated from their PPOs.  During the nine month periods ended September 30, 2014 and 2013 network access and claims repricing fee revenues generated were $76,032 and $37,505, respectively. This increase of $38,527 was primarily the result of one customer realizing higher savings by using our network.

Lien Representation Fees

During the nine-month period ended September 30, 2014 MLS had no revenues.  During the same period a year earlier MLS recorded $7,894 in lien service revenues.

As mentioned above, MLS commenced offering lien representation services in February 2012, but scaled down its operations in January 2013 as a result of the potential negative impact of Senate Bill 863.  Based on recent changes made by the Division of Workers’ Compensation, MLS reinstated its lien representation services during the fourth quarter 2014.  There are two reasons for our decision: 1) Lien activation fees have been declared unconstitutional by the California courts, so the number of significant lien filings is increasing; 2) In November 2014 a public sector employer retained MLS to provide it lien representation services. MLS expects to retain a lien administrator and a hearing representative starting in November 2014 with plans to further expand its lien representation service operations during 2015.  We hope revenue generated from our lien representation services will help to at least partially offset the anticipated reduction in MBR fees.

Expenses

Total expenses for the nine months ended September 30, 2014 and 2013 were $4,504,977 and $3,287,951, respectively.  The increase of $1,217,026 was the result of increases in depreciation, bad debt provision, consulting fees, salaries and wages, professional fees, insurance, outsource service fees, data maintenance and general and administrative expense, partially offset by decreases in consulting fees.

Bad Debt Provision

During the nine months ended September 30, 2014 we recorded a bad debt provision totaling $24,991 to cover potential uncollectible receivables from several customers who were unable to reconcile their outstanding past due receivables with us and two customers who ceased conducting business.  During the nine months ended September 30, 2013 our provision for bad debt was $10,000.

Consulting Fees

During the nine months ended September 30, 2014 consulting fees decreased to $229,010 from $267,125 during the nine months ended September 30, 2013.  The decrease of $38,115 was due mainly to the termination of our lien consultant as of January 31, 2013 and an administrative consultant at the end of September 2013.

Salaries and Wages

Salaries and wages increased $330,844 or 21% to $1,878,041 during the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013.  The increase in salaries and wages was primarily due to hiring new employees as detailed above.

Professional Fees

For the nine months ended September 30, 2014 we incurred professional fees of $338,403 compared to $324,014 during the nine months ended September 30, 2013.  This 4% increase in fees was primarily the result of increased fees paid accounting and legal fees partially offset by lower board of directors’ fees.

Insurance

During the nine months ended September 30, 2014 we incurred insurance expenses of $225,035, an increase of $35,580 over the same nine-month period of 2013.  The increase in 2014 was due to premium increases for our employee group health medical coverage resulting from the increase in our total number of employees and annual premium increases starting in May 2014 averaging 12% for our directors’ and officers’ liability insurance, and professional liability and workers’ compensation insurance.  We do not expect a material increase in insurance expenses during the remainder of this fiscal year.

Outsource Service Fees

 As discussed above, outsource service fees consist of costs incurred by our subsidiaries in outsourcing its UR, MBR and NCM services, and typically tend to increase and decrease in correspondence with increases and decreases in UR, MBR and NCM services.  We incurred $1,324,248 and $511,374 in outsource service fees during the nine-month periods ended September 30, 2014 and 2013, respectively.  The increase of $812,874 was largely the result of the increased number of UR and MBR reviews conducted by our outsource service providers, together with higher unit outsource fees charged by a new UR outsource service provider.  We anticipate our outsource service fees will continue to move in correspondence with the level of UR, MBR and NCM services we provide in the future.

Data Maintenance

During the nine months ended September 30, 2014 we experienced an overall MPN and HCO employee enrollment increase of 17% when compared to the same period a year earlier.  Data maintenance fees increased 16%, in line with the increase in employee enrollment, during the nine months ended September 30, 2014.  The increase of $7,507 in data maintenance fees was primarily attributable to the increased level of renewals from new and existing customers.

General and Administrative

General and administrative expenses increased 10% to $396,156 during the nine months ended September 30, 2014 when compared to the same period in 2013.  The increase in general and administrative expense was primarily attributable to increases in advertising, dues and subscription, telephone, travel and entertainment and other general and administrative expenses, partially offset by decreases in employment agency fees, equipment repairs, IT expense and license and permits.  Provided we continue to grow at our current rate, we expect current levels of general and administrative expenses to marginally increase during the remainder of this fiscal year.

Income from Operations

As a result of the 51% increase in total revenue during the nine-month period ended September 30, 2014, which was partially offset by a 37% increase in total expenses during the nine-month period ended September 30, 2014, our income from operations increased by 85% during the nine-month period ended September 30, 2014 when compared to the same period in 2013.

Income Tax Provision

As a result of realizing income before taxes, we made provision for our income tax obligations for the nine months ended September 30, 2014 and 2013.  Our income tax provision for the nine months ended September 30, 2014 was 89% greater than during the comparable period 2013 to reflect the 85% increase in income before taxes realized during the nine months ended September 30, 2014 compared to the same period in 2013.

Net Income

During the nine months ended September 30, 2014 total revenues of $7,079,396 were higher by $2,399,108 when compared to the same period in 2013.  This increase in total revenues was partially offset by increases in total expenses of $1,217,026 resulting in income from operations of $2,574,419 compared to income from operations of $1,392,337 during the nine months ended September 30, 2013.  As a result, we realized net income of $1,502,641 for the nine months ended September 30, 2014, compared to net income of $825,470, during the nine months ended September 30, 2013.  While we realized an increase of 82% in net income during the nine months ended September 30, 2014, when compared to the same period in 2013, for the reasons discussed throughout this report, there is no assurance that such increases will continue at the same or a similar rate experienced through the first nine months of 2014 during the remainder of fiscal 2014.

Liquidity and Capital Resources

As of September 30, 2014 we had cash on hand of $2,579,435 compared to $1,265,535 at December 31, 2013.  The $1,313,900 increase in cash on hand is primarily the result of increases in our net income, bad debt provision, depreciation, accounts payable, accrued expense and income tax payable, partially offset by increases our accounts receivables, other assets and prepaid expenses and decreases in our prepaid income tax, deferred rent expense and purchase of computers, and payments of our obligations under capital lease.

As discussed in this Management’s Discussion and Analysis, if the closing conditions are satisfied and Enstar completes the acquisition of Companion and takes in-house the business Companion currently outsources to Medex, we expect the loss of Companion could result in a significant reduction in MBR fees beginning in the first fiscal quarter 2015 until such time as we are able to retain additional MBR work from new and existing clients, if ever.  During the second and third fiscal quarters of 2014, and more particularly during the third fiscal quarter 2014, we assisted a third-party partner with its UR overflow work.  This resulted in a sizeable increase in UR fees during the periods covered by this report.  At this time, it is unclear the level of UR overflow work we will continue to receive from this third-party partner moving forward.  As noted herein, due to recent changes, in November 2014 we reinstated our lien representation business and we were successful in retaining a new UR customer.  We are hopeful revenue generated from re-entering the lien representation services business and the new UR customer will help to at least partially offset potential reductions in revenue from the loss or reduction of business from existing customers.  Even if we experience potential reductions in revenue as a result of the foregoing events, barring a significant downturn in the economy, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.

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

Cash Flow

During the nine months ended September 30, 2014 cash was primarily used to fund operations. We had a net increase in cash of $1,313,900 during the nine months ended September 30, 2014.  See below for additional discussion and analysis of cash flow.

	For the nine months ended September 30,
	2014 (unaudited)	2013 (unaudited)

Net cash provided by operating activities	$1,393,542	$470,823
Net cash used in investing activities	(69,855)	(3,050)
Net cash used in financing activities	(9,787)	(14,338)

Net increase in Cash	$1,313,900	$453,435

During the nine months ended September 30, 2014 net cash provided by operating activities was $1,393,542 compared to net cash provided by operating activities of $470,823 during the nine months ended September 30, 2013.  As discussed herein we realized net income of $1,502,641 during the nine months ended September 30, 2014 compared to net income of $825,470 during the nine months ended September 30, 2013.

 Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of September 30, 2014:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment (1)	$34,899	$13,602	$21,297	$-	$-
Office Leases (2)	209,001	147,126	61,875	-	-
Total Operating Leases	$243,900	$160,728	$83,172	$-	$-

Capitalized Leases:
Capitalized Equipment Leases (3)	$11,937	$11,937	$-	-	-
Total Capitalized Equipment Leases	$11,937	$11,937	$-	-	-
Less amounts representing interest	(400)	(400)	-	-	-
Total Principal	$11,537	$11,537	$-	$-	$-

(1)
In October 2013 we entered into a 36 month operating lease for an office copy machine with monthly payments at $160.93. In December 2013 we leased two document scanners with monthly operating lease payments of $206.83 each for 36 months. In February 2014 we entered into a 36 month operating lease for an office copy machine with monthly payments at $745.20.

(2)	Following is our annual base rent for our office space throughout the remaining term of the lease:

Rent Period	Annual Rent Payments
Oct. 1 to Dec. 31, 2014	$36,301
Jan. 1 to Dec. 31, 2015	147,950
Jan. 1 to Feb. 29, 2016	24,750
Total	$209,001

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

As of September 30, 2014 we had no off-balance sheet financing arrangements.

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

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The new revenue recognition standard will supersede existing revenue guidance under US GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted under US GAAP.  Management has reviewed the ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern,  The new guidance requires management of a company to evaluate whether there is substantial doubt about the company's ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted.  Management has reviewed the ASU and does not expect this standard to have an impact on the Company's financial statements upon adoption.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101
The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	November 12, 2014	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	November 12, 2014	/s/ Fred Odaka
Fred Odaka Chief Financial Officer