Form 10-K
period 2014-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2015-03-30
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2014 was approximately $17,592,400.

As of March 16, 2015 the issuer had 800,136 shares of its $.001 par value common stock outstanding.

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

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this annual report on Form 10-K that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to statements about future demand for the products and services we offer, changes in the composition of the products and services we offer, the impact of the loss of one or more significant customers, our ability to add new customers to replace the loss of current customers, future revenues, expenses, results of operations, liquidity and capital resources or cash flows, or our actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; cost reduction efforts by our existing customers, competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; our ability to retain existing customers and to attract new customers, price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this annual report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “Commission”).

PART I

ITEM 1.  BUSINESS

Company History

Pacific Health Care Organization, Inc. is a Utah corporation incorporated in 1970.  Through Medex we manage and administer Health Care Organizations and Medical Provider Networks in the state of California.  Through IRC we participate in the business of creating legal agreements for the implementation and administration of Workers’ Compensation Carve-Outs for California employers with collective bargaining units.  Through MMC we oversee and manage our utilization review and managed bill review business.  Through MMM we oversee and manage our nurse case management services.  Through MLS we offer lien representation services to our clients.

Business of the Company

We are a specialty workers’ compensation managed care company providing a range of services for self-administered employers, insurers, third party administrators, municipalities and others.  Our clients are primarily located in the state of California, although we have processed bill reviews in 13 other states from our customers as well.  Workers’ compensation costs continue to increase due to rising medical costs, inflation, fraud and other factors.  Medical and indemnity costs associated with workers’ compensation in the state California are billions of dollars annually.  Our focus goes beyond the medical cost of claims.  Our goal is to reduce the entire cost of the claim, including medical, legal and administrative costs.  As noted above, through our subsidiary companies we provide a range of effective workers’ compensation cost containment services, including but not limited to:

·	Health Care Organizations (“HCOs”)
·	Medical Provider Networks (“MPNs”)
·	HCO + MPN
·	Workers’ Compensation Carve-Outs
·	Utilization Review (“UR”)
·	Medical Bill Review (“MBR”)
·	Nurse Case Management (“NCM”)
·	Lien Representation Services

According to recent studies conducted by auditing bodies on behalf of the California Division of Workers’ Compensation, (“DWC”) the two most significant cost drivers for workers’ compensation are claims frequency and medical treatment costs.  It is the latter that our services impact.

As of 2014, California (with the highest claims costs in the nation per claim) costs for workers’ compensation claims are 188% above the median for all states, and 33% higher than the number two state, Connecticut.  Medical costs per claim have risen since 2005 by $30,000 per claim.  The use of the highly administered Company medical control tools listed above greatly diminishes costs for unnecessary and prolonged medical treatment.  In addition, our network of specially selected and overseen providers are competent in returning the injured worker back to modified or full duty in the most expeditious manner, thus saving costs for temporary disability payments.

While the goal of services performed by the Company is to deliver the highest quality of timely medical care under state guidelines, we also focus on ensuring that the provision of such care significantly reduces the costs associated with payment for claims.

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

We provide UR to self-insured clients, insurance companies and public entities through MMC.  UR helps to reduce costs for the payor and determine if the recommended treatment is appropriate.  MMC offers automated review services that can cut the overhead costs of our clients and increase payer savings.  Our UR staff is experienced in the workers’ compensation industry and dedicated to providing a high standard of customer service.

Medical Bill Review

Medical bill review refers to professional analysis of medical provider, services, or equipment billing to ascertain the proper reimbursement.  Such services include, but are not limited to, coding review and rebundling, customary and reasonableness review, fee schedule analysis, out-of-network bill review, pharmacy review, PPO management, and repricing.

In connection with our MBR services, we provide bill review (cost containment) services to self-insured employers, insurance companies and the public sector to help reduce medical expenses paid by our customers through MMC.  In providing these services we provide network savings on top of State Fee Schedule savings allowing top provider networks to achieve savings.

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

Our credentialed registered nurses have expertise in various clinical areas and extensive backgrounds in workers’ compensation.  This combination allows our nurses the opportunity to facilitate medical treatment while understanding the nuances of workers’ compensation up to and including litigation.  By providing these services through MMM, we contribute to effective delivery of medical treatment assuring the injured worker receives quality treatment in a timely and appropriate manner to return the worker to gainful employment.

Lien Representation

We commenced offering lien representation services in February 2012, but significantly scaled back our operations in January 2013 as a result of the anticipated negative impact of California Senate Bill 863.  Signed into law on August 31, 2012, Senate Bill 863 reactivated significant lien filing fees and shortened statutes of limitations for lien filings.  The immediate result of Senate Bill 863 was an approximately 40% reduction in the number of liens filed in the state of California.

Based on recent changes made by the DWC, we reinstated our lien representation services through MLS during the fourth quarter of 2014.  There were two reasons for this decision: 1) lien activation fees have been declared unconstitutional by California courts, so the number of significant lien filings is again increasing; 2) in November 2014 we were retained by a public sector employer to provide lien representation services.  We retained a lien defense unit manager and a hearing representative in January 2015 with plans to expand our lien representation operations during 2015.

Significant Customers

We provide services to insurers, third party administrators, self-administered employers, municipalities and other industries.  We are able to provide our full range of services to virtually any size employer in the state of California.  We are also able to provide UR, MBR and NCM services both inside and outside the state of California.  During 2014, AmTrust North America, Companion Property & Casualty Insurance Co. (“Companion”) and Prime Health Services, Inc. accounted for approximately 19%, 13% and 13%, respectively, of our total sales.  During 2013, AmTrust North America and Companion accounted for approximately 14% and 13%, respectively, of our total sales.  As discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Companion was acquired by another company in January 2015.  We anticipate this will result in the loss of Companion as a customer.

Competition

We were one of the first commercial enterprises capable of offering HCO services and MPN services in California.  Now there are new companies that are seeking to compete in this market.  Many of these competitors may have greater financial, research and marketing experience and resources than we do, and they may therefore represent substantial long-term competition.  As of December 31, 2014 in California there were nine certified health care organization licenses issued to six companies. Two of the nine licenses are owned by the Company.  This translates into five direct HCO competitors.  Only three of these HCO competitors, however, are currently writing HCO business due to the complexity of the HCO regulations and minimal requirements for establishing MPNs.  By contrast, there were in excess of 2,362 approved MPNs in the State of California according to the DWC MPN website, (which has not been updated since February 13, 2015), 93 of which are administered by the Company.  Also, our customers may establish the in-house capability of performing the services we offer.  If we are unable to compete effectively, it will be difficult for us to retain current customers or add new customers, and our business, financial condition, and results of operations could be materially and adversely affected.

We rely on our well-trained and knowledgeable in-house professionals to identify, market and sale our services to insurers, third party administrators, self-administered employers, insurers and others to whom we offer and sale our services. We contract directly with medical providers based on quality determinations rather than the provision of discounted medical services.  We believe this provides us a competitive advantage because we can market a direct relationship with providers who have demonstrated expertise in treating work related injuries and writing credible medical reports rather than relying on third party relationships or discounts alone.

Medex offers both HCO and MPN programs to potential clients, as well as an HCO/MPN combination model, which we believe also gives Medex a competitive advantage, because of the manner in which the network was created.  While some of our competitors offer either HCO or MPN services, to our knowledge, none of our competitors offers this type of HCO/MPN combination model, nor do they have the legal and medical expertise to administer one.

We also offer nurse case management, utilization review, and bill review services.  While there are virtually hundreds of much larger competitors in these areas, we focus our business primarily to those employers and payers who use HCO and/or MPN services.  We believe this keeps the majority of this business stable and renewable.

Governmental Regulation

Managed care programs for workers’ compensation are subject to various laws and regulations.  The nature and degree of applicable regulation varies by state and by the specific services provided.  Parties that provide or arrange for the provision of healthcare services are subject to numerous complex regulatory requirements that govern many aspects of their conduct and operations.  Because managed healthcare is a rapidly changing and expanding industry and the cost of providing healthcare continues to increase, it is possible that the applicable federal and state regulatory frameworks will expand to have a greater impact upon the conduct and operation of our business.

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

There has been considerable discussion of healthcare reform at both the federal and state level in recent years.  Due to uncertainties regarding the ultimate features of reform initiatives and the timing of their enactment, we cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on our business or within the industry in which we participate.  However, the most recent statutory change in California Workers’ Compensation was SB 863, which had various provisions that became effective January 1, 2013 and others on January 1, 2014.  While the general provisions effecting MPNs, utilization review, and bill review were favorable for employers, showing the importance of these programs and possibly expanding appeal and usage, other provisions created requirements on MPN administrators that many in the industry consider difficult to comply with.  We have had and anticipate we will have a much easier time complying with these provisions than many of our competitors, since many of these requirements were similarly required under HCO regulations and already exist within our operations.  Some examples of the new requirements include the Medical Access Assistant, the Physician Acknowledgement mandates, and quality assurance reviews of MPN providers.

Employees

Including the employees of our subsidiaries, as of March 16, 2015 we employed 41 people, all of which are employed on a full-time basis.  We also use the services of a number of consultants.  In addition, all officers work on a full-time basis.  Over the next twelve months, we anticipate hiring additional employees only if business revenues increase and our operating requirements warrant such hiring.

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other filings pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934, and amendments to such filings with the Commission.  The public may read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Commission maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other Commission filings.  We also post an electronic copy of our annual report on Form 10-K on our website www.pacifichealthcareorganization.com, which you can view or download free of charge.  Materials posted on our website are not part of this report.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors, together with the other information contained in this report, in evaluating us and an investment in our common stock. The risks described below are the material risks, although not the only risks, relating to us and our common stock. If any of the following risks and uncertainties develop into actual events, these events could have a material adverse effect on our business, financial condition, results of operations or cash flows. You should not draw any inference as to the magnitude of any particular risk from its position in the following discussion.

A significant percentage of our revenue is generated from a few customers, the loss of one or more of which could have a material impact on our results of operations, cash flows and financial condition.

Sales to our top three customers accounted for approximately 45% of total revenue in 2014 and sales to our top two customers accounted for 27% of total revenue in 2013.  One customer accounted for 19% of the Company’s total revenue in 2014. Three customers accounted for approximately 55% of our accounts receivable balance as of December 31, 2014, and approximately 58% of our accounts receivable balance as of December 31, 2013.  One customer accounted for approximately 25% and 27%, respectively, of our accounts receivable balance at year end 2014 and 2013.  A significant amount of revenue is received from a relatively small group of our customers.  As discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, as of January 2015, one of these customers was acquired by another company.  We anticipate this will result in the loss of this customer and the revenue it generated.  As also discussed in Item 7, during fiscal 2014 we generated approximately 56% of our UR revenues (approximately $1.2 million) from a third-party partner we were assisting to work through its backlog.  As of the end of February 2015 the third-party partner notified us that it had worked through its entire backlog.  We have received no additional overflow business from this third-party partner since the end of February 2015.  Currently, we have no way to predict whether this third-party partner will send us additional work in the future, or the volume of any work it might send.  We cannot guarantee that our other significant customers won’t, at some point, terminate or reduce our services.  The loss of one or more of these significant customers will likely have an adverse impact on our business, results of operations, cash flows and financial condition, perhaps materially, until such time as we are able to retain new customers to replace them.

If we lose several customers in a short period, our results may be materially adversely affected.

Our results of operations may decline if we lose several customers during a short period.  Most of our customer contracts permit either party to terminate without cause.  If several customers terminate, or do not renew or extend their contracts with us, our results could be materially and adversely affected. Many organizations in the insurance industry have consolidated and this could result in the loss of one or more of our customers through a merger or acquisition, as we recently experienced with one of our significant customers.  Additionally, we could lose customers due to competitive pricing pressures or other reasons.

Our revenues may decline if we cannot compete successfully in an intensely competitive market.

We target our products to employers seeking to control the cost of employee workers’ compensation claims.  We face competition from a variety of companies and the markets for our services are fragmented and competitive.  Our competitors include national managed care providers, preferred provider networks, smaller independent providers and insurance companies. Many of our current and potential competitors have significantly greater financial, technical, marketing, and other resources than we do.  As a result, our competitors may be able to respond more quickly to new or emerging ways to manage treatment costs, including enhanced technology, changes in regulations and standards, and shifts in customer requirements.  We believe that as managed care techniques continue to gain acceptance in the marketplace, our competitors will increasingly consist of insurance companies, large workers’ compensation managed care service companies and other significant providers of managed care products.  These competitors may also be able to devote greater resources to the development, promotion and sale of services and may be able to deliver competitive services or solutions at a lower end user price.  Any of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

Our business is substantially price driven, if we are unable to provide our services at competitive prices, we may lose employer customers which could have an adverse impact on our results of operations and financial condition.

As noted above, we are in the business of assisting our employer customers control the cost of their employee workers’ compensation claims.  While we believe that factors, including the quality of care provided to the employee, the rapidity at which the employee returns to work, and the service provided to the customer, play a part in the selection and retention process of our customers, we understand that price is a primary determining factor in whether an employer customer selects or retains our services.  While our competitors may offer direct fees less than those we charge, they have traditionally added fees to their other associated services.  If our competitors are able to reduce the cost at which they provide services, we anticipate that we would either have to likewise reduce the cost at which we provide our services or risk losing employer customers.  Either outcome could have a material adverse effect on our business, results of operations and financial condition.

Our financial performance may suffer if our information technology is unable to keep pace with our competitors.

Effective and competitive delivery of our services is increasingly dependent upon information technology resources and processes, both those provided internally as well as those provided through third-party vendors.  In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs.  Our future success will depend, in part, on our ability to address the needs of our employer customers by using technology to provide services to enhance customer convenience, as well as to create additional efficiencies in our operations.  Many of our competitors have greater resources to invest in technological improvements.  Additionally, as technology in the industry changes and evolves, keeping pace may become increasingly complex and expensive.  There can be no assurance that we will be able to effectively implement new technology-driven products and services, which could reduce our ability to compete effectively.

Declines in workers’ compensation claims could materially impact our financial condition and results of operations.

As a result of the economic downturn and slower than anticipated recovery, the economy has performed below historic averages over the past several years.  This has led to few workers and fewer work-related injuries.  If this condition continues to persist over the long-term, it could have a material adverse impact on our financial condition and results of operations.

In addition to working with our employer customers, we also provide outsource services to payors of worker’s compensation benefits.  These payors include third party administrators, insurance companies, self-insured, self-administered employers and municipalities.  If these payors reduce the amount of work they outsource, our financial condition and results of operations could be negatively affected.

Failure to maintain our licenses could materially impact our business.

We require licenses to operate our HCO and MPN networks in the State of California.  If the State of California were to determine that there exists a failure to comply with the licensure requirements, it has the authority to deny, suspend or revoke our licenses.  If our licenses were revoked, we would no longer be able to operate our HCO and/or MPN networks.  In addition to the reduction in revenue we would experience from the loss of our HCO and/or MPN operations, the other services we offer would likely also be significantly negatively impacted as many or the customers for our UR, MBR and NCM services come from our HCO and MPN clientele.

If we are unable to collect our receivables, our result of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our customers of the amounts they owe us for services performed.  We are exposed to the credit risk of our customers, including the risk of bankruptcy, and are subject to losses from uncollectable accounts receivables.  Though we evaluate and attempt to monitor our customers’ financial condition, there is no guarantee that we will accurately assess their creditworthiness.  Even if they are creditworthy, they may delay payments in an effort to manage their cash flow.  Financial difficulties or business failure experienced by one or more of our significant customers could have a material adverse effect on our ability to collect receivables, our results of operations and our cash flows.

Our business is subject to online security risks, and if we are unable to safeguard the security and privacy of confidential data, our reputation and business could be harmed.

Our services involve the collection and storage of confidential information and the transmission of this information.  For example, we collect personal information, information regarding medical history, and information regarding medical treatments.  In certain cases such information is provided to third-parties, and we may therefore be unable to control the use of such information or the security protections employed by such third-parties.  We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches.  Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently.  As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.  Any compromise or perceived compromise of our security (or the security of our third-party service providers who have access to our enrollees’ confidential information) could damage our reputation and our relationship with our customers, third-party administrators, insurers and enrollees, could reduce demand for our services and could subject us to significant liability as well as regulatory action.  In addition, in the event that new data security laws are implemented, or our customers determine to impose new requirements on us relating to data security, we may be unable to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell our services.

If we are unable to continue to attract and retain key employees with the skills our business requires, our business could be negatively impacted.

We compete with other workers’ compensation managed care companies and healthcare providers in recruiting qualified management and staff personnel.  Our ability to attract and retain individuals with a high degree of skill and experience in our industry is crucial to the success of our business.  There is intense competition for the services of such persons.  We cannot guarantee that we will be able to attract and retain such persons if our competitors, many of whom have greater financial resources and larger organizations than ours, offer higher salaries, better benefit packages and broader opportunities than we are able to offer.  If we are unable to attract or retain key employees, our business and financial condition could be negatively affected.

Changes in government regulations could increase our costs of operations and/or reduce the demand for our services.

California has licensing and other regulatory requirements applicable to our business.  These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control and dispute resolution procedures.  These regulatory programs may result in increased costs of operation for us, which may have an adverse impact upon our ability to compete with other available alternatives for healthcare cost control.  Regulation in the healthcare and workers’ compensation fields is constantly evolving.  We are unable to predict what additional government initiatives, if any, affecting our business may be promulgated in the future.  Our business may be adversely affected by failure to comply with existing laws and regulations, failure to obtain necessary licenses and government approvals or failure to adapt to new or modified regulatory requirements.  Proposals for healthcare legislative reforms are regularly considered at the federal and state levels.  To the extent that such proposals affect workers’ compensation, such proposals may adversely affect our business, financial condition and results of operations.  In addition, changes in workers’ compensation and managed health care laws or regulations may reduce demand for our services, require us to develop new or modified services to meet the demands of the marketplace or reduce the fees that we may charge for our services.  Any of these factors could materially impact our results of operations.

Exposure to potential litigation and legal liability may adversely affect our financial condition and results of operations.

Through our utilization review and nurse case management services, we make recommendations concerning the appropriateness of providers’ medical treatment plans of patients, and as a result, could be exposed to claims for adverse medical consequences.  We do not grant or deny claims for payment of benefits and we do not believe that we engage in the practice of medicine or the delivery of medical services.  There can be no assurance, however, that we will not be subject to claims or litigation related to the authorization or denial of claims for payment of benefits or allegations that we engage in the practice of medicine or the delivery of medical services.

In addition, there can be no assurance that we will not be subject to other litigation that may adversely affect our business, financial condition or results of operations, including but not limited to being joined in litigation brought against our customers in the managed care industry.  We maintain professional liability insurance and such other coverages as we believe are reasonable in light of our experience to date.  We also cannot assure you that our insurance will provide sufficient coverage or that insurance companies will make insurance available at a reasonable cost to protect us from significant future liability.

Our Chief Executive Officer and Chairman of the board of directors has the ability to exercise significant control over the Company.

Tom Kubota, our Chief Executive Officer, President and Chairman of the board of directors beneficially owns approximately 59.6% of our outstanding common stock.  As a result, Mr. Kubota is able to exercise significant control over all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions.  From time to time, Mr. Kubota’s interests may diverge from your interest.

An interruption in our ability to access critical data may cause customers to cancel their service and/or may reduce our ability to effectively compete.

Certain aspects of our business are dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities.  Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other system failures could cause customers to cancel their service and could have a material adverse effect on our business and results of operations.

In addition, we expect that a considerable amount of our future growth will depend on our ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare.  There can be no assurance that our current data processing capabilities will be adequate for our future growth, that we will be able to efficiently upgrade our systems to meet future demands, or that we will be able to develop, license or otherwise acquire software to address these market demands as well or as timely as our competitors.

Our operations are vulnerable to interruption or loss due to natural disasters, the occurrence of which could adversely affect our operations.

Our operations are located in Southern California, a seismically active area that has experienced major earthquakes in the past, as well as other natural disasters, including wildfires.  We have adopted and are in the process of implementing a disaster recovery plan, but there is no guarantee we will be able to implement our disaster recovery plan on a timely basis, or at all.  Any natural disaster, such as an earthquake or wildfire, could significantly disrupt our operations which could result in significant expense and loss of customers, which could adversely impact our cash flow, results of operations and financial condition.

The price and trading volume of our common stock maybe volatile, which may negative affect the value and liquidity of your shares.

The market price of our common stock may be highly volatile and subject to wide fluctuations.  During the twelve month period ended December 31, 2014, the low bid price for our common stock was $22.80 per share and the high bid price was $68.00 per share.  Our common stock is currently quoted on the OTC Markets, which is generally a thinly traded market that lacks the liquidity of certain other public markets.  Additionally, there are a limited number of our shares of common stock outstanding, which may further limits the liquidity of our shares.  Moreover, in the past, stock markets have experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets resulting in changes in the market price of the stock of many companies, which may not have been directly related to the operating performance of those companies.  We cannot assure you that the market price for our common stock will not fluctuate or decline significantly in the future or that there will be sufficient trading volume in our common stock to allow you to sell your shares in the market when you desire to do so.

There can be no assurance that our stock repurchase program will enhance long-term stockholder value and stock repurchases could increase the volatility of the price of our common stock and will diminish our cash and cash equivalents.

In November 2014, we announced that our board of directors approved a stock repurchase program for up to $500,000 of our common stock commencing December 1, 2014 and continuing for an initial period of six months.  Under the repurchase program, we are authorized to repurchase shares in the open market, which may include the use of 10b5-1 trading plans, or through privately negotiated transactions.  The timing and amount of repurchases will depend upon several factors, including market and business conditions.  The repurchase program may be suspended, modified or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility.  The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock.  Additionally, our stock repurchase program will diminish our cash and cash equivalents, which may reduce our flexibility with respect to future activities, including acquisitions.  There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock.  Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 1201 Dove Street, Suite 300, in Newport Beach, California where we lease approximately 6,700 square feet of office space.  This office serves as the offices of the Company and our subsidiaries.  Based on the current expectations, we anticipate needing to lease additional office space some time during the second half of fiscal 2015.  For a description of our  annual base rent throughout the remaining term of the lease please see Note 6 “Contractual Commitments” to our Consolidated Financial Statements included in this annual report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 9 “Litigation” to our Consolidated Financial Statements included in this annual report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the OTCQB under the symbol “PFHO”.  The following table presents the quarterly high and low bid quotations for the periods indicated.  The published high and low bid quotations were furnished to us by OTC Markets Group Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal year ended December 31, 2014

Fourth Quarter	$50.00	$33.10
Third Quarter	$68.00	$43.51
Second Quarter	$67.00	$39.39
First Quarter	$36.00	$22.80

Fiscal year ended December 31, 2013

Fourth Quarter	$34.00	$11.15
Third Quarter	$12.50	$7.10
Second Quarter	$9.51	$6.80
First Quarter	$7.70	$4.65

Holders

As of March 16, 2015 we had approximately 300 shareholders of record holding 800,136 shares of our common stock.  The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing houses.

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

Performance Graph

This information is not required for smaller reporting companies.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2014 we did not sell any securities which were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The flowing table sets forth information about the Company’s stock purchases on a monthly basis for the quarter ended December 31, 2014:

For the month ended	Total number of shares purchased	Average price paid per share(2)		Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs(3)
October 1, 2014 to October 31, 2014(1)		$			$
November 1, 2014 to November 30, 2014(1)		$			$
December 1, 2014 to December 31, 2014	2,028		$37.82	2,028		$422,128
Total	2,028		$37.82	2,028		$422,128

(1)
On November 26, 2014, we announced that on November 25, 2014, our board of directors adopted a share repurchase program (“Repurchase Program”) that commenced on December 1, 2014.  Pursuant to the Repurchase Program, we may repurchase up to $500,000 worth of shares of our common stock.  We have and will continue to repurchase shares of our common stock from time to time in either open market or private transactions in accordance with applicable insider trading and other securities laws and regulations at then-prevailing market prices.  The Repurchase Program is for a term of six months, although the Plan may be modified, suspended or terminated at any time by us without prior notice.  In connection with the Repurchase Program, we entered into an agreement pursuant to SEC Rule 10b5-1 authorizing a third-party broker to purchase shares on our behalf from time to time, in accordance with trading instructions included in such agreement.

(2)	Reflects executed price, exclusive of brokers’ commissions and fees.
(3)	Maximum dollar value remaining reflects deduction of brokers’ commission and fees paid in connection with the repurchases shown in the table above.

Subsequent to the end of the fourth quarter, we have repurchased an additional 260 shares.

ITEM 6.  SELECTED FINANCIAL DATA

This information is not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2014 and 2013 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 20 of this annual report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations, liquidity and capital resources.  Our actual results, liquidity and capital resources may vary from the results anticipated by these statements.  Please see “Forward-Looking Statements” on page 4 of this annual report on Form 10-K.

Results of Operations

Comparison of the years ended December 31, 2014 and 2013

Revenue

Total revenues during the year ended December 31, 2014 increased 44% to $9,462,995 compared to the year ended December 31, 2013.  Although total revenues increased by 44%, the total number of employee enrollees only increased by 14% during 2014 compared to 2013.  As of December 31, 2014 we had approximately 659,000 total enrollees.  Enrollment consisted of approximately 87,000 HCO enrollees and 572,000 MPN enrollees.  By comparison as of December 31, 2013 we had approximately 578,000 total enrollees, including approximately 75,000 HCO enrollees and 503,000 MPN enrollees.

The net increase during 2014 in HCO and MPN enrollment of approximately 12,000 and 69,000, respectively, was primarily the result of existing major HCO and MPN customers increasing their enrollment together with the addition of new customers.  Total revenues increased 44% during 2014.  When compared to 2013, NCM revenues decreased 11%. HCO, MPN, UR, MBR and other revenues increased by 16% , 25%, 102%, 28% and 74%, respectively.  Other revenues consisted of revenues derived primarily from network access and claims repricing services and lien representation fees.  While we realized growth in our total revenue during the year ended December 31, 2014, for reasons discussed throughout this report there is no assurance that we will continue to realize comparable growth rates during fiscal year 2015.

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

HCO Fees

During the years ended December 31, 2014 and 2013 HCO fee revenues were $1,050,028 and $906,974, respectively.  HCO revenues and enrollment each increased 16% during the 2014 fiscal year. The increase of HCO revenues of $143,054 was primarily the result of an increase in claim network fees received from existing customers and increases in enrollment and mailing costs billed to new customers.

MPN Fees

MPN fee revenues for 2014 were $1,095,988 compared to $875,218 for year ended in 2013, an increase of 25%.  During the same period enrollment increased 14%.  Revenue growth outpaced enrollment growth principally as a result of an increase in the volume of claims network fees generated from a number of existing clients and higher network administration fees charged to new customers.

UR Fees

During the year ended December 31, 2014 UR revenues increased $2,101,154 to $4,160,388 when compared to the same period a year earlier.  UR service revenues grew from increased volume from existing customers and as a result of third-party overflow revenue. Starting in March 2014 we began providing overflow utilization review services to a third-party partner to assist them in reducing their backlog. During the twelve-month period ended December 31, 2014 these overflow revenue fees contributed $1,184,270, or 56%, toward the increase in UR revenues.  We generated no revenue from this third-party partner for overflow services during the twelve-month period ended December 31, 2013.  As of February 28, 2015 we were notified by our third-party partner that their backlog overflow business was caught up.  While they have not terminated their service agreement with us, we have received no overflow business from this third-party partner since that time.  Currently we have no way to predict whether the third-party partner will build up a backlog in the future, and if it does, whether it will again retain us to help it work through any such backlog.  During the fourth quarter of 2014 we were successful in signing up a new customer that we believe may help to at least partially offset the decrease in the overflow business from our third-party partner.  Unless we are able to attract additional new customers in 2015, or our third-party partner requires addition overflow services, we anticipate UR revenues will be lower during 2015.

MBR fees

During the twelve months ended December 31, 2014 MBR revenues increased by $396,976 to $1,821,593.  The growth in MBR service revenues of 28% resulted primarily from an increase in the number of bills processed from existing customers during the twelve-month period ended December 31, 2014.  During the same period we also had an increase in the number of hospital bills processed which provides higher average revenues per bill reviewed.

 During October 2014 Companion Property and Casualty Insurance Company (“Companion”), one of our significant customers, notified us that subject to certain closing conditions, including necessary governmental and regulatory approvals, it would be acquired by Enstar Group Limited (“Enstar”).  Enstar announced the completion of this acquisition on January 27, 2015.  We anticipate Enstar will take in-house all of the business Companion has been outsourcing to Medex.  As a result of this transaction, we anticipate MBR fees and total revenues will be impacted beginning with the second quarter of 2015.  During the twelve-month period ended December 31, 2014, MBR fees generated from Companion were approximately $1,196,000, or 66% of MBR revenue during that period.

NCM Fees

During the twelve months ended December 31, 2014 and 2013 NCM revenues were $987,945 and $1,107,125, respectively. This decrease of $119,180 was result of fewer claims filed by our customers’ enrollees, which reduced the number of cases we processed during the twelve-month period ended December 31, 2014.  We hope to reverse this downward trend starting in the first quarter of 2015 primarily by acquiring new customers and increased referrals from existing customers

Other Fees

Other fees consist of revenues derived from lien representation services and network access and claims repricing services provided by Medex and MLS. Other fee revenues for the year ended December 31, 2014 and 2013 were $347,053 and $199,938, respectively.

Network Access and Repricing Fees

Our network access and claims repricing fees are generated from certain customers who have access to our network and who split with Medex the cost savings generated from their PPOs.  During the twelve month periods ended December 31, 2014 and 2013, network access and claims repricing fee revenues generated were $340,553 and $192,044, respectively. This increase of $148,509 was primarily the result of one customer realizing higher savings by using our network.

Lien Representation Fees

During the twelve-month periods ended December 31, 2014 and 2013 lien representation fees were $6,500 and $7,895, respectively.  MLS commenced offering lien representation services in February 2012, but scaled down its operations in January 2013 as a result of the potential negative impact of Senate Bill 863.  Based on recent changes made by the Division of Workers’ Compensation, MLS reinstated its lien representation services during the fourth quarter 2014.  There are two reasons for our decision: 1) Lien activation fees have been declared unconstitutional by the California courts, so the number of significant lien filings is increasing; 2) In November 2014 a public sector employer retained MLS to provide it lien representation services. MLS hired a lien defense manager and a lien defense administrator in January 2015 with plans to further expand its lien representation service operations during remaining months of 2015.  We hope revenue generated from our lien representation services will help to at least partially offset the anticipated reduction in MBR fees.

Expenses

Total expenses for the years ended December 31, 2014 and 2013 were $6,165,390 and $4,517,301, respectively.  The increase of $1,648,089 was primarily the result of increases in depreciation, bad debt provision, salaries and wages, insurance, outsource service fee and miscellaneous general and administrative expense partially offset by lower consulting fees, professional fees and data maintenance expense.

Bad Debt

During the year ended December 31, 2014 we recorded a bad debt provision totaling $58,856 to cover potential uncollectible receivables from various customers, including customers who were unable to reconcile their outstanding accounts receivables with us and two customers who ceased conducting business. At December 31, 2014 and 2013, our allowance for bad debt balances were $40,510 and $15,860, respectively.

Consulting Fees

During the year ended December 31, 2014 consulting fees decreased approximately 6% to $324,250 from $344,181 during 2013.  This decrease in consulting fees of $19,931 was due mainly to the termination of our lien consultant in January 2013 and an administrative consultant at the end of September 2013.

Salaries and Wages

During 2014 salaries and wages increased $442,995 or 21% to $2,526,848 from $2,083,853 during 2013.  The increase in salaries and wages was primarily due to the Company hiring new employees during the last half of 2013 and 2014 as follows:

Medex added, as new positions, a senior account executive in July 2013, a quality assurance auditor in January 2014, a health care manager in October 2014 and a senior sales account executive and a marketing coordinator in November 2014.  PHCO added an accounting clerk in May 2013, a controller in February 2014 who replaced the accounting manager and a quality assurance auditor in June 2014. MMC hired a director of workers’ compensation and managed care in August of 2013, an account manager in November 2013 and a utilization review administrator in March 2014.  During April 2014 MMC hired four utilization review administrators, and in June 2014 hired seven temporary utilization review administrators and a senior bill review specialist partially offset by termination of the UR manager in May 2014 and an account manager in June 2014. The UR manager who was terminated in May 2014 was replaced June 2014.

Professional Fees

For the year ended December 31, 2014 we incurred professional fees of $442,064 compared to $449,736 during 2013.  This 2% decrease in professional fees was primarily the result of lower professional fees paid for field case management services and directors’ fees partially offset by higher accounting and legal fees.

Insurance

During 2014 we incurred insurance expenses of $308,308, an increase over 2013 of $52,499. The increase was mostly the result of increased group health, vision and dental insurance costs resulting from the hiring of new employees in PHCO, Medex, MMC and MMM and increases in our workers compensation and network security liability insurance.

Outsource Service Fees

Outsource service fees consist of costs incurred in outsourcing UR and MBR services and certain NCM services.  We do not, at this time, have enough volume to justify creating our own UR and MBR in-house staff.  Instead, we utilize outside vendors to provide specific services for our clients, charging additional fees over and above those paid to our outside vendors for administration and coordination of UR, MBR and NCM services directly to the clients.  Typically our outsource service fees increase and decrease in correspondence with the level of MBR and UR services, and some NCM services, we provide to our customers.  In times when the level of MBR or UR services rendered increases, we typically experience higher outsource service fees, and when the level of services we render decreases, we typically experience lower outsource service fees.  We incurred $1,791,296 and $759,243 in outsource service fees during the twelve-months periods ended December 31, 2014 and 2013, respectively.  The increase of $1,032,053 was largely the result of the increased number of UR outsource service fees resulting from the overflow from our third-party partner combined with increased MBR-related outsource service fees.

Data Maintenance

During the year ended December 31, 2014 we experienced a 16% increase in HCO enrollment and a 14% increase in MPN enrollment, resulting in an overall enrollment increase of 14% when compared to December 31, 2013.  Maintenance fees decreased by 2% to $87,184 during the year ended December 31, 2014.  This decrease in data maintenance fees is primarily attributable to lower data maintenance costs associated with the overall increase in enrollees together with decreased customer notification and printing costs.

General and Administrative

General and administrative expenses increased 22% to $577,413 during the twelve months ended December 31, 2014 when compared to the same period in 2013.  The increase in general and administrative expense was primarily attributable to increases in equipment rent, office rent, dues and subscription, telephone, shareholders’ expense, paid time off, travel and entertainment and other general and administrative expenses, partially offset by decreases in advertising, employment agency fees, equipment repairs, IT expense and license and permits.  Provided we continue to grow at our current rate, we expect current levels of general and administrative expenses to marginally increase during fiscal year 2015.

Income from Operations

As a result of the 44% increase in total revenue during fiscal 2014, which was only partially offset by the 37% increase in total expenses during fiscal 2014, our income from operations increased nearly 60% during the fiscal year ended December 31, 2014.

Income Tax Provision

Because we realized income from operations of $3,297,605 during the year ended December 31, 2014, compared to $2,055,805 during the year ended December 31, 2013 we realized a $513,219, or 62%, increase in our income tax provision.

Net Income

During the year ended December 31, 2014 we recorded total revenues of $9,462,995 which were higher by $2,889,889 when compared to 2013.  This increase in total revenues was partially offset by a $1,648,089 increase in total expenses which resulted in income from operations of $3,297,605 compared to an income from operations of $2,055,805 during the 2013 fiscal year.  During the 2014 fiscal year we realized total other expense of $1,149, compared to total other expense of $1,909 during fiscal 2013, primarily as a result of lower interest expense during fiscal 2014 when compared to fiscal 2013.  We recorded provisions for income tax of $1,334,538 and $821,319 during the years ended December 31, 2014 and 2013, respectively.  Correspondingly, we realized net income of $1,961,918, or $2.45 per share, for the year ended December 31, 2014 compared to a net income of $1,232,577 or $1.54 per share, for the year ended December 13, 2013. While we realized growth in our net income during the year ended December 31, 2014 for reasons discussed throughout this report there is no assurance that we will continue to realize revenue or net income growth during fiscal year 2015.

Liquidity and Capital Resources

As of December 31, 2014 we had cash on hand of $2,946,025 compared to $1,265,535 at December 31, 2013.  The $1,680,490 increase in cash on hand is primarily the result of increases in our net income, bad debt provision, depreciation, accounts payable, accrued expense and income tax payable, partially offset by increases our accounts receivables, deferred tax assets, deferred rent expense, purchase of computers, furniture and fixtures, payments of our obligations under capital lease and the purchase of treasury stock.

As discussed in this Management’s Discussion and Analysis, with the closing of the Enstar acquisition of Companion, we anticipate we will lose the MBR business Companion currently outsources to Medex beginning as early as the second fiscal quarter 2015.  This could result in up to a 66% decrease in MBR revenue until such time as we are able to retain new MBR work from new and existing clients, if ever.  During the second, third and fourth fiscal quarters of 2014, and more particularly during the third fiscal quarter 2014, we assisted a third-party partner with its UR overflow work.  This resulted in a 56% increase in UR fees during fiscal 2014.  As of February 28, 2015 we were notified by our third-party partner that their backlog was caught up and we have not received any overflow business from our third-party partner during March 2015.  At this time we have no way to predict, whether the third-party partner will send us overflow work in the future.  As noted herein, due to recent changes, in November 2014 we reinstated our lien representation business and we were successful in retaining a new UR customer.  We are hopeful revenue generated from re-entering the lien representation services business and the new UR customer will help to at least partially offset anticipated reductions in MBR and US revenue from the loss or reduction of business from existing customers.  Even if we experience potential reductions in revenue as a result of the foregoing events, barring a significant downturn in the economy, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.

We currently have planned certain capital expenditures during fiscal 2015 to accommodate our growth.  We do not anticipate this will require us to seek outside sources of funding.  We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing.  There is no assurance that we could be successful in obtaining equity or debt financing on favorable terms, or at all.

Cash Flow

During the year ended December 31, 2014 cash was primarily used to fund operations.   We had net increases in cash of $1,680,490 and $785,861 during the years ended December 31, 2014 and 2013, respectively.  See below for additional discussion and analysis of cash flow.

	December 31, 2014	December 31, 2013

Net cash provided by operating activities	$1,870,984	$808,205
Net cash (used in) investing activities	(100,606)	(3,050)
Net cash (used in) financing activities	(89,888)	(19,294)
Net increase in cash	$1,680,490	$785,861

Net cash provided by operating activities was $1,870,984 and $808,205 in 2014 and 2013, respectively.  The increase in cash flow from operating activities is primarily the result of increased revenues, which was only partially offset by increased operating expenses.

Net cash used in investing activities was $100,606 and $3,050 in 2014 and 2013, respectively.  Net cash used in investing activities was higher in 2014 as a result of purchasing computers, furniture and equipment for our offices.

Net cash used in financing activities was $89,888 in fiscal 2014.  Net cash used in financing activities was $19,924 in fiscal 2013.  In 2014 we purchased 2,028 shares of our treasury stock at a cost of $76,715 and incurred payments under our obligation under our capital lease of $13,173.  By comparison, in 2013 we only made payments against our capital lease obligation totaling $19,294.

Summary of Material Contractual Commitments as of December 31, 2014

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment (1)	$35,934	$18,415	$17,519	$-	$-
Office Leases (2)	173,765	148,851	24,914	-	-
Total Operating Leases	$209,699	$167,266	$42,433	$-	$-

Capitalized Leases:
Capitalized Equipment Leases (3)	8,356	8,356	-	-	-
Total Capitalized Equipment Leases	8,356	8,356	-	-	-
Less Amounts Representing Interest	(205)	(205)	-	-	-
Total Principal	$8,151	$8,151	$-	$-	$-

(1)
In October 2013 we entered into a 36 month operating lease for an office copy machine with monthly payments at $160.93. In December 2013 we leased two document scanners with monthly operating lease payments of $206.93 each for 36 months.  In April 2014 we leased an office copy machine with monthly payments of $960.00 for 36 months.

(2)	Following is our annual base rent for our office space throughout the remaining term of the lease:

Rent Period	Annual Rent Payments
Jan. 1 to Dec. 31, 2015	$148,851
Jan. 1 to Feb. 29, 2016	$24,914
Total	$173,765

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

As of December 31, 2014 we had no off-balance sheet financing arrangements.

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

Basis of Accounting — We used the accrual method of accounting for the period ended December 31, 2014.

Revenue Recognition — In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.  Revenues are generated as services are provided to the customer based on the sales price agreed and collected.  The Company recognizes revenue as the time is worked or as units of production are completed, which is when the revenue is earned and realized.  Labor costs are recognized as the costs are incurred.  The Company derives its revenue from the sale of Managed Care Services, Review Services and Case Management Services.  These services may be sold individually or combined.  When a sale combines multiple elements, the Company accounts for multiple-deliverable revenue arrangements in accordance with the guidance included in ASC 605-25, the services, however, are typically billed as separate components in accordance with the customer’s service agreement.

These fees include monthly administration fees, claim network fees, flat rate fees or hourly fees depending on the agreement with the client.  Such revenue is recognized at the end of each month for which services are performed.

Management reviews each agreement in accordance with the provision of the revenue recognition topic ASC 605 that addresses multiple-deliverable revenue arrangements.  The multiple-deliverable arrangements entered into consist of bundled managed care which included various units of accounting such as network solutions and patient management which includes managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis.  The selling price for each unit of accounting is determined using contract price. When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis.  Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period.  The Company recognizes revenue for patient management services ratably over the life of the customer contract. The Company estimates, based upon prior experience in managed care, the deferral amount from when the customers claim is received to when the customer contract expires.   Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.  At December 31, 2014 and 2013 there were no advance payments requiring deferral of revenue.

Accounts Receivables and Bad Debt Allowance – In the normal course of business we extend credit to our customers on a short-term basis.  Although the credit risk associated with these customers is minimal, we routinely review our accounts receivable balances and makes provisions for doubtful accounts.  We age our receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, we charge off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At fiscal year ended 2014 and 2013, our bad debt reserve of $40,510 and $15,860, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2014 and 2013 are as follows:

	12/31/14	12/31/13
Customer A	25%	27%
Customer B	8%	12%
Customer C	22%	19%
Customer D	11%	-%

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This information is not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
515 SOUTH 400 EAST, SUITE 100
SALT LAKE CITY, UTAH  84111

(801) 328-2727     FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pacific Health Care Organization, Inc.
Newport Beach, CA

We have audited the accompanying consolidated balance sheets of Pacific Health Care Organization, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Health Care Organization, Inc. as of December 31, 2014 and 2013 and the consolidated results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.
Salt Lake City, Utah
March 25, 2015

Pacific Health Care Organization, Inc.
 Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2014	2013

Current Assets
Cash	$2,946,025	$1,265,535
Accounts receivable, net of allowance of $40,510 and $15,860	1,868,181	1,518,813
Prepaid income tax	2,703	6,568
Deferred tax assets	77,059	41,513
Prepaid expenses	77,278	68,613
Total current assets	4,971,246	2,901,042

Property and Equipment, net
Computer equipment	222,240	130,717
Furniture and fixtures	92,191	83,708
Office equipment	27,160	26,560
Office equipment under capital lease	63,923	63,923
Total property and equipment	405,514	304,908
Less: accumulated depreciation and amortization	(226,329)	(177,158)
Net property and equipment	179,185	127,750
Other assets	8,158	8,158
Total assets	$5,158,589	$3,036,950

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$240,214	$108,496
Accrued expenses	261,510	142,983
Income tax payable	9,348	2,618
Current obligations under capital lease	8,151	13,173
Deferred rent expense	14,332	21,698
Total current liabilities	533,555	288,968

Long term liabilities
Noncurrent obligation under capital lease	-	8,151
Total liabilities	$533,555	$297,119

Commitments and Contingencies

Shareholder's Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized at December 31, 2014 and 2013; 802,424 shares issued (800,396 outstanding net of treasury shares) and 802,424 issued and outstanding, respectively	800	802
Additional paid-in capital	623,631	623,629
Treasury stock at cost (2,028 shares and zero shares at December 31, 2014 and 2013, respectively)	(76,715)	-
Retained earnings	4,077,318	2,115,400
Total stockholders’ equity	4,625,034	2,739,831

Total liabilities and stockholders' equity	$5,158,589	$3,036,950

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,
	2014	2013
Revenues
HCO fees	$1,050,028	$906,974
MPN fees	1,095,988	875,218
UR fees	4,160,388	2,059,234
MBR fees	1,821,593	1,424,617
NCM fees	987,945	1,107,125
Other	347,053	199,938
Total revenues	9,462,995	6,573,106

Expenses
Depreciation	49,171	43,585
Bad debt provision	58,856	17,500
Consulting fees	324,250	344,181
Salaries and wages	2,526,848	2,083,853
Professional fees	442,064	449,736
Insurance	308,308	255,859
Outsource service fees	1,791,296	759,243
Data maintenance	87,184	88,475
General and administrative	577,413	474,869

Total expenses	6,165,390	4,517,301

Income from operations	3,297,605	2,055,805

Other expense
Interest expense	1,149	1,909
Total other expense	1,149	1,909

Income before income tax provision	3,296,456	2,053,896

Income tax provision	1,334,538	821,319

Net income	$1,961,918	$1,232,577

Basic and fully diluted earnings per share:
Earnings per share amount	$2.45	$1.54
Weighted average common shares outstanding	800,396	802,424

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2013 and 2014

	Preferred Stock		Common Stock		Paid In	Treasury		Retained Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Stock	(Deficit)	Equity
Balance January 1, 2013	-	$-	802,424	$802	$623,629	-	$-	$882,823	$1,507,254

Net Income for the year ended December 31, 2013	-	-	-	-	-	-	-	1,232,577	1,232,577
Balance December 31, 2013	-	$-	802,424	$802	$623,629	-	$-	$2,115,400	$2,739,831
Net Income for the year ended December 31, 2014	-	-	-	-	-	-	-	1,961,918	1,961,918
Purchase of treasury stock			(2,028)	(2)	2	2,028	(76,715)	-	(76,715)
Balance December 31, 2014	-	$-	800,396	$800	$623,631	2,028	$(76,715)	$4,077,318	$4,625,034

The accompanying notes are an integral part of these consolidated financial statements

 Pacific Health Care Organization, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013

	2014	2013
Cash Flows from Operating Activities
Net income	$1,961,918	$1,232,577
Adjustments to reconcile net income to net cash:
Depreciation	49,171	43,585
Changes in operating assets and liabilities:
Increase in bad debt provision	24,650	-
(Increase) in accounts receivable	(374,018)	(186,314)
Increase in prepaid income tax	3,865	-
Decrease in receivable – other	-	7,344
(Increase) in income tax receivable	-	(6,568)
(Increase) in deferred tax assets	(35,546)	(41,513)
(Increase) in prepaid expenses	(8,665)	(15,625)
Increase (decrease) in accounts payable	131,718	(12,291)
Increase in accrued expenses	118,527	44,909
Increase (decrease) in income tax payable	6,730	(246,544)
(Decrease) in deferred rent expense	(7,366)	(3,253)
(Decrease) in deferred tax liabilities	-	(5,659)
(Decrease) in unearned revenue	-	(2,443)
Net cash provided by operating activities	1,870,984	808,205

Cash Flows from Investing Activities
Purchase of furniture and equipment	(100,606)	(3,050)
Net cash used by investing activities	(100,606)	(3,050)

Cash Flows from Financing Activities
Purchase of treasury stock	(76,715)	-
Payment of obligations under capital lease	(13,173)	(19,294)
Net cash used in financing activities	(89,888)	(19,294)

Increase in cash	1,680,490	785,861

Cash at beginning of period	1,265,535	479,674
Cash at end of period	$2,946,025	$1,265,535

Supplemental Cash Flow Information
Cash paid for:
Interest	$1,154	$2,997
Income taxes paid	$1,364,134	$1,121,502

The accompanying notes are an integral part of these consolidated financial statements

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

NOTE 1 – CORPORATE HISTORY

Pacific Health Care Organization, Inc. (the “Company”) is a specialty workers’ compensation managed care company providing a range of services for California employers and claims administrators.  The Company was incorporated under the laws of the state of Utah in April 1970 under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., in January 2001.  In February 2001 the Company acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized in March 1994 in a share for share exchange.  Medex is a wholly-owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (”MPNs”) in the state of California.  In August 2001 we formed Industrial Resolutions Coalition, Inc. (“IRC”) (f/k/a Workers Compensation Assistance, Inc.), a California corporation, as a wholly-owned subsidiary of PHCO.  IRC oversees and manages the Company’s Workers’ Compensation Carve-Outs services. In June 2010, the Company acquired Medex Legal Support, Inc. (“MLS”) (f/k/a Arissa Managed Care, Inc.), a Nevada corporation incorporated in September 2009.  MLS offers lien representation services.  In February 2012 we incorporated Medex Medical Management, Inc., (“MMM”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMM is responsible for overseeing and managing nurse case management services. In March 16, 2011 we incorporated Medex Managed Care, Inc. (“MMC”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMC oversees and manages the Company’s utilization review and managed bill review services.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company used the accrual method of accounting for the periods ended December 31, 2014 and 2013.

B.   Revenue Recognition

In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.  Revenues are generated as services are provided to the customer based on the sales price agreed and collected.  The Company recognizes revenue as the time is worked or as units of production are completed, which is when the revenue is earned and realized.  Labor costs are recognized as the costs are incurred.  The Company derives its revenue from the sale of Managed Care Services, Review Services and Case Management Services.  These services may be sold individually or in combination.  When a sale combines multiple elements, the Company accounts for multiple-deliverable revenue arrangements in accordance with the guidance included in Financial Accounting Standards Board (“FASB”) ASC 605-25, the services, however, are typically billed as separate components in accordance with the customer’s service agreement.

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
Years Ended December 31, 2014 and 2013

D.   Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places its cash and cash equivalents at well-known, quality financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.

E.   Earnings (Per Share of Common Stock)

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

	For the Years Ended December 31,
	2014	2013
Basic Earnings per share:
Income (numerator)	$1,961,918	$1,232,577
Shares (denominator)	800,396	802,424
Per share amount	$2.45	$1.54
Fully Diluted Earnings per share:
Income (numerator)	$1,961,918	$1,232,577
Shares (denominator)	800,396	802,424
Per share amount	$2.45	$1.54

 F.   Depreciation

The cost of property and equipment is depreciated over the estimated useful lives of the related assets.  The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets for the estimated lives of the assets.  Depreciation is computed on the straight line method.

G.   Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Significant estimates include the values assigned to the allowance for doubtful accounts and accruals for income taxes.

H.   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

I.   Fair Value of Financial Instruments

The Company applies ASC 820, “Fair Value Measurements.” This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

J.   General and Administrative Expenses

General and administrative expenses include fees for office space and supplies, dues and subscriptions, IT and internet expenses, postage and delivery expenses, rent equipment, telephone, compensated absences, miscellaneous expense, travel expenses and entertainment costs.

K.   Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are provided based on the difference between the financial statements and tax basis of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse.  Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

L.   Capital Structure

The Company has two classes of stock.  Preferred stock, 5,000,000 shares authorized, zero issued and outstanding.  Voting rights and liquidation preferences have not been determined.  The Company also has voting common stock of 50,000,000 shares authorized at December 31, 2014 and 2013, with 802,424 shares issued and 800,396 outstanding net of treasury shares and 802,424 issued and outstanding, respectively. The Company recorded 2,028 shares treasury stock at cost in December 2014 and had no treasury shares at December 31, 2013.  No dividends were paid in either 2014 or 2013, or in any prior years.

Treasury stock is accounted for by the cost method, whereby shares of common stock reacquired are recorded at their purchase price.  When treasury stock is re-issued at a higher price than its cost, the difference is recorded as a component of additional paid-in capital to the extent that there are gains to offset the losses.  If there are no treasury stock gains in additional paid-in capital, the losses are recorded as a component of accumulated deficit.

M.   Stock Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of ASC Topic 718, “Compensation – Stock Compensation” which requires that equity-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair value.

N.  Trade Receivables

The Company in the normal course of business extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectibility of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. At fiscal year ended 2014 and 2013, the Company’s bad debt reserve of $40,510 and $15,860, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2014 and 2013 are as follows:

	12/31/14	12/31/13
Customer A	25%	27%
Customer B	8%	12%
Customer C	22%	19%
Customer D	11%	-%

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

O.  Significant Customers

We provide services to insurers, third party administrators, self-administered employers, municipalities and other industries.  We are able to provide our full range of services to virtually any size employer in the state of California.  We are also able to provide UR, MBR and NCM services outside the state of California.  During 2014, AmTrust North America, Companion Property & Casualty Insurance Co and Prime Health Services, Inc. accounted for approximately 19%, 13% and 13%, respectively, of our total sales.  During 2013, AmTrust North America and Companion Property & Casualty Insurance Co. accounted for approximately 14% and 13%, respectively, of our total sales.

P.  Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  Such reclassifications have had no effect on the financial position, operations or cash flows for the period ended December 31, 2014.

Q.  Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605 Revenue Recognition and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  We have not yet determined how our financial statements will be affected by the adoption of ASU 2014-09.

NOTE 4 – FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item.  Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is 3 and 7 years for the office equipment, and furniture and fixtures, respectively.  Scheduled below are the assets, costs and accumulated depreciation at December 31, 2014 and 2013.

	Cost		Depreciation Expense and Amortization		Accumulated Depreciation and Amortization
Assets	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Computer equipment	$222,240	$130,717	$18,506	$13,581	$102,635	$84,129
Furniture and fixtures	96,264	87,781	12,638	11,979	66,518	53,880
Disposal of furniture	(4,073)	(4,073)	-	-	(1,309)	(1,309)
Office equipment	27,160	26,560	5,242	5,242	16,311	11,069
Office equipment under capital lease	63,923	63,923	12,785	12,783	42,174	29,389
Totals	$405,514	$304,908	$49,171	$43,585	$226,329	$177,158

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

NOTE 5 – INCOME TAXES

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes.” FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision for the year-ended December 31, 2014 and the year ended December 31, 2013 consisted of the following:

	2014	2013
Current
Federal	$1,070,120	$682,752
State	299,964	185,739
Deferred
Federal	(35,505)	(42,896)
State	(41)	(4,276)
Total tax provision	$1,334,538	$821,319

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2014 and December 31, 2013 are as follows:

	2014	2013

Depreciation
Federal	$(43,845)	$(38,918)
State	(12,545)	(11,136)
Reserve for bad debts
Federal	12,248	4,917
State	3,531	1,433
State tax deductions	92,989	57,629
Compensated absences accrual
Federal	19,191	21,450
State	5,490	6,138

Deferred tax asset	$77,059	$41,513

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2014	2013

Expense at federal statutory rate of 34%	$1,120,795	$697,917
State tax effects	197,949	119,872
Non-deductible expenses	13,175	12,397
Effects of rate change	-	(491)
Other differences	2,619	(8,376)
Income tax provision	$1,334,538	$821,319

The FASB has issued ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).”  ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740-10.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

The Company follows the interpretations of the FASB, which establish a single model to address accounting for uncertain tax positions.  The interpretations clarify the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provide guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company takes a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.  The Company re-evaluates its income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit, and new audit activity.  Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.  Interest and penalties on unrecognized tax benefits are classified as income tax expense.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2014, the Company had no accrued interest or penalties. The years 2011, 2012 and 2013 are still open for examination by the Internal Revenue Service.

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

Rent Period	Annual Rent Payments
Jan. 1 to Dec. 31, 2015	$148,851
Jan. 1 to Feb. 29, 2016	$24,914
Total	$173,765

Rent expense for office space for the years ended December 31, 2014 and December 31, 2013 was $144,508 and $143,406, respectively.

Summary of Material Contractual Commitments as of December 31, 2014

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment	$35,934	$18,415	$17,519	$-	$-
Office Leases	173,765	148,851	24,914	-	-
Total Operating Leases	$209,699	$167,266	$42,433	$-	$-

Capitalized Leases:
Capitalized Equipment Leases	$8,356	$8,356	$-	$-	$-
Total Capitalized Equipment Leases	8,356	8,356	-	-	-
Less Amounts Representing Interest	(205)	(205)	-	-	-
Total Principal	$8,151	$8,151	$-	$-	$-

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

NOTE 7 – ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:

	2014	2013

Customer overpayment of accounts receivables	$73	$1,109
Compensated absences	145,576	69,195
Legal fees	14,805	31,700
Accounting fees	27,627	18,862
Sales commissions	33,866	15,658
Bonus	40,000	5,000
Other	(437)	1,459
Total	$261,510	$142,983

NOTE 8 – OPTIONS FOR PURCHASE OF COMMON STOCK

2002 Stock Option Plan

In August 2002, the Company adopted the PHCO 2002 Stock Option Plan (the “2002 Plan”).  The 2002 Plan provides for the grant of options to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.   Options are exercisable six months after the grant date and expire five years from the grant date.  The 2002 Plan calls for a total of 50,000 shares to be held for grant.  Options to purchase 4,250 common shares were granted in August 2002.  Options to purchase 938 common shares were exercised; the balance of the outstanding options expired unexercised in August 2007.  No securities were awarded under the 2002 Plan in 2014 or 2013.

2005 Stock Option Plan

In November 2005, at the annual meeting of stockholders of the Company, the Company and its shareholders adopted the Pacific Health Care Organization, Inc., 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan provides for the grant of Company securities, including options, warrants and restricted stock to officers, directors, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.  Options are exercisable six months after the grant date and expire five years from the grant date.  The 2005 Plan permits the granting of up to 50,000 common shares of the Company.  To date, no securities have been granted under the 2005 Plan.

NOTE 9 – LITIGATION

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.  To the knowledge of management, there is no material litigation or governmental agency proceeding pending or threatened against the Company or any of its subsidiaries. Further, the Company is not aware of any material proceeding to which any director, member of senior management or affiliate of the Company, or any associate of any of them is a party adverse to or has a material interest adverse to the Company or any of its subsidiaries.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by or under the supervision of the company’s principal executive officer and principal financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”).  Our internal controls over financial reporting include those policies and procedures that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report on Form 10-K.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and directors, their ages, and all offices and positions they hold with the Company as of March 16, 2015.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Executive officers serve at the will of the board of directors.

Name	Age	Positions with the Company	Director Since	Executive Officer Since

Tom Kubota	75	Chief Executive Officer, President and Chairman of the Board of Directors	Sept. 2000	Sept. 2000

Fred Odaka	78	Chief Financial Officer and Secretary		Aug. 2008

David Wang	52	Director	Nov. 2007

Thomas Iwanski	57	Director	Nov. 2004

The following sets forth certain biographical information relating to the Company’s executive officers and directors:

Tom Kubota.  Mr. Kubota has thirty years of experience in the investment banking, securities and corporate finance field. He held the position of Vice President at Drexel Burnham Lambert; at Stem, Frank, Meyer and Fox; and at Cantor Fitzgerald.  Mr. Kubota is the president of Nanko Investments, Inc., which specializes in capital formation services for high technology and natural resources companies.  He has expertise in counseling emerging public companies and has previously served as a director of both private and public companies.  Since 2000, Mr. Kubota has been primarily engaged in the operations of PHCO and running his consulting firm Nanko Investments, Inc.   Mr. Kubota served as CEO of Fabrics International, Ltd., a privately held corporation.  Fabrics International, and each of its three wholly-owned subsidiaries, terminated operations and filed for bankruptcy in 2005.  Mr. Kubota is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant.   In concluding that Mr. Kubota was an appropriate candidate to serve on the Company’s board of directors, the board considered his experience as the Company’s president and chief executive officer, his many years of investment banking and corporate finance experience and his prior management experience.

Fred Odaka.  Mr. Odaka joined PHCO as CFO in August 2008.  He has held senior level management positions in corporate finance for over 30 years and has served as CFO for private and public companies.  Prior to joining PHCO, from 1998 to May 2008, Mr. Odaka was CFO of Rx for Africa, Inc. (“RXAF”), f/k/a Diamond Entertainment Corporation (“DMEC”) – OTCBB.  At the time, RXAF owned and operated a large pharmaceutical plant in Addis Ababa, Ethiopia.  Prior to the merger, DMEC marketed and sold DVD titles to the home video market primarily through mass merchandisers and department stores. For four years, Mr. Odaka was a Financial Consultant and Analyst for Kibel, Green Inc., a leading West Coast business advisory and financial service firm specializing in corporate re-structure and crisis intervention.  Mr. Odaka was also a co-founder of Rexon Inc., a manufacturer of computers and computer peripheral equipment and from 1978 to 1984 held the position of Vice President/CFO and was instrumental in taking the company public. Mr. Odaka also served as Controller of the computer division of Perkin-Elmer, a NYSE traded company.  Mr. Odaka received his Bachelor of Science degree in Finance from Fresno State College, Fresno, California.

David Wang. Mr. Wang has served as a managing member of Reef Capital Management, LLC since late 2013.  He is responsible for managing a fund that was created to generate long-term cash flow to investors by investing primarily in drilling and development of oil projects. Prior to joining Reef Capital Management, Mr. Wang co-founded and served as the President of Aces Fuel Technology in Santa Monica, California since 2005. Aces Fuel Technology specializes in marketing and selling a fuel and oil catalyst. Mr. Wang is responsible for overseeing the day-to-day operations. Mr. Wang earned a BS in Computer Science/ Mathematics from the University of California, Los Angeles (UCLA) in 1985. He earned an MBA degree in Financial and Entrepreneurial Studies from the Anderson School at UCLA in 2000. Mr. Wang is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant. In concluding that Mr. Wang was an appropriate candidate to serve on the Company’s board of directors, the board considered his education background, his experience in entrepreneurial business enterprises and his favorable history of attracting venture capital funds through his established contacts in the investment banking community.

Thomas Iwanski.  Mr. Iwanski has more than 24 years (19 years of which were with publicly traded companies) of executive management and financial experience.  In October 2013 Mr. Iwanski joined Energous Corporation as a financial consultant and was appointed Interim CFO in December 2013 and served in that role through the initial public offering and NASDAQ listing of Energous Corporation in June 2014.  Since June 2014 Mr. Iwanski has served as a Vice President of Energous Corporation.  Energous Corporation specializes in wireless energy transmission.  From April 2013 to March 2014 Mr. Iwanski has also served as an accounting consultant for Medbox, Inc. Mr. Iwanski served as CFO of Medbox from March 2014 until the completion of a management transition in October 2014.  Medbox provides consulting services and patented medicine storage and dispensing systems to medical and retail industries.  Mr. Iwanski has served as a Director and Chief Executive Officer of Live-Vu Communications, Inc., a company that specialized in turnkey telemedicine and telehealth solutions for hospitals, clinics, long-term care facilities and homes incorporating proprietary video technology since May 2007.  From September 2006 through May 2007, Mr. Iwanski served as Chief Financial Officer of SyncVoice Communications, Inc.  From April 2005 through July 2006, Mr. Iwanski served as Senior Vice President, Corporate Secretary and Chief Financial Officer of IP3 Networks, Inc.  From February 2003 through April 2005 Mr. Iwanski served as a Special Advisor to the CEO of Procom Technology, Inc., where he played a prominent role in the development and implementation of business and financial strategies.  Mr. Iwanski has also served in various positions including, Vice President Finance, Chief Financial Officer, Director and Secretary for a number of companies, including Cognet, Inc., NetVantage, Inc., Kimalink, Inc., Xponent Photonics, Inc., Prolong, Inc., and Memlink, Inc.  Mr. Iwanski also has approximately ten years of public accounting experience having worked for KPMG, LLP, as a Senior Audit Manager and a Certified Public Accountant. Mr. Iwanski received a Bachelor of Business Administration from the University of Wisconsin-Madison in 1980.  In June 2013 Mr. Iwanski filed a personal bankruptcy petition in connection with alleged guarantees of debt of Live-Vu Communications, Inc.  (“Live-Vu”).  A discharge of obligations was granted in October 2013 and a complete settlement was reached with certain creditors of Live-Vu.  Mr. Iwanski is not, nor has he in the past five years been, a nominee or director of any other SEC registrant.  In concluding that Mr. Iwanski was an appropriate candidate to serve on the Company’s board of directors, the board considered his years of experience in management and as a director of various start-up ventures and publicly traded companies.  The board also considered his experience in financial and strategic planning and his strong accounting background.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and any persons who own more than 10% of our common stock of the Company to file with the Commission reports of beneficial ownership and changes in beneficial ownership of our common stock.  Officers and directors are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during fiscal 2014 all filing requirements applicable to our executive officers, directors and greater than 10% beneficial shareholders were met on a timely basis.

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

ITEM 11.  EXECUTIVE COMPENSATION

The table below summarizes compensation paid to or earned by our named executive officers (“NEOs”) for the fiscal years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Tom Kubota	2014	172,800	40,000	12,152(1)	224,952
Chief Executive Officer,	2013	172,800	-0-	10,796(2)	183,596
President and Director

Fred Odaka	2014	103,680	-0-	8,770(3)	112,450
Chief Financial Officer	2013	103,680	15,000	10,620(4)	129,300

(1)     Reflects health insurance premiums, auto expenses and director’s fees of $6,104, $3,648 and $2,400, respectively.
    (2)     Reflects health insurance premiums, director’s fees and other consulting fees of $4,496, $4,800 and $1,500, respectively.
(3)     Reflects health insurance premiums and fees for attending board meetings of $6,370 and $2,400, respectively.
(4)     Reflects health insurance premiums and fees for attending board meetings of $5,820 and $4,800, respectively.

Employment Agreements

We have an employment agreement with Mr. Odaka.  We do not have an employment agreement with Mr. Kubota.  Each of our NEOs is employed/retained on an at-will basis and each can terminate their employment arrangement with the Company at any time, with or without cause.  Likewise, the Company can terminate their employment at any time with or without cause.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our NEOs.  The base salary for each NEO is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between the Company and the NEO.  We also take into consideration the individual’s past performance, experience and expertise, Company need and local market and labor conditions.  Changes to base salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance of the Company, economic condition and local market and labor conditions.  The board of directors did not award salary increases to any of the NEO’s during our 2013 fiscal year.  During the fourth quarter of 2014, the board of directors awarded 12% base salary increases to each of our NEO’s, which became effective January 1, 2015.  As a result, Mr. Kubota’s annual base salary for 2015 was increased to approximately $193,500 and Mr. Odaka’s annual base salary was increased to approximately $116,100.

Non-Equity Incentive Compensation

From time to time we may make cash awards to our employees, including the NEOs.  Such awards may be designed to incentivize employees over a specified period of time pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established.  In the event this type of cash award is made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.”  We may use non-equity incentive compensation to incentivize our employees.  The criteria for earning such non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established.  Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan.  Our board of directors did not establish a non-equity incentive compensation plan during the fiscal years ended December 31, 2014 or 2013 and no non-equity incentive compensation was awarded during these years.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded.  Such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.”

During fiscal 2014 the board of directors, in recognition of the improved operating results of the Company, awarded a $40,000 cash bonus to Mr. Kubota.  This cash bonus was completely discretionary and was not based on any pre-established criteria.  The board of directors was under no contractual or other obligation to award cash bonuses.

Equity Incentive Compensation

Our equity incentive award program is the primary vehicle for offering long-term incentives to our employees.  From time to time, we may also make equity incentive awards to our NEOs in the form of stock options, restricted stock grants or some other form of equity award.  Equity incentive awards would be reflected in the “Summary Compensation Table” under the columns entitled “Stock Awards” or “Option Awards” as appropriate.  Our board of directors did not award equity incentive compensation to any of our NEOs during the fiscal years ended December 31, 2014 or 2013, and we are under no contractual obligation to award equity incentive compensation in the future.

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

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors for services on our board during our 2014 fiscal year.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation($)	Total ($)
Thomas Iwanski	2,400(1)	1,000(2)	3,400

David Wang	2,400(1)	2,200(2)	4,600

Tom Kubota	2,400(1)	222,552(3)	224,952

(1) Includes two directors’ meetings attended in person at $1,200 per meeting during 2014.
(2) Fees paid for consulting services rendered in connection with the evaluation of business development projects during 2014.
(3) Mr. Kubota is employed as the Company’s CEO and President. For details regarding All Other Compensation paid to Mr. Kubota, please see “Summary Compensation Table” above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 16, 2015, the name and the number of shares of our common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 800,136 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all executive officers and directors as a group.

Type of Security	Name and Address	Amount and Nature of Beneficial Ownership	% of Class

Common	Tom Kubota(1)	476,700	59.6%
	1201 Dove Street, Suite 300
	Newport Beach, CA 92660

Common	Fred Odaka(1)	-0-	*
	1201 Dove Street, Suite 300
	Newport Beach, CA 92660

Common	Thomas Iwanksi(1)	-0-	*
	1551 Bullard Lane
	Santa Ana, CA 92705

Common	David Wang(1)	-0-	*
	138 Ocean Way
	Santa Monica, CA 90402

Common	Donald P. Balzano(2)	54,165	6.8%
	5422 Michelle Drive
	Torrance, CA 90503

All executive officers and directors as a group (4 persons)		476,700	59.6%

	TOTAL	530,865	66.4%

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

2002 Stock Option Plan

On August 13, 2002 we adopted the Pacific Health Care Organization, Inc. 2002 Stock Option Plan (the “2002 Plan”) which calls for a total of 50,000 shares to be held for grant.  Unless terminated by the Board, this plan shall continue to remain effective until such time as all shares covered under the 2002 Plan have been granted and all awards granted under the 2002 Plan are no longer outstanding.  Notwithstanding the foregoing, grants of incentive stock options may no longer be made under the 2002 Plan.  In August 2002 we granted options to purchase approximately 4,250 restricted common shares to four employees pursuant to the 2002 Plan, the adoption of which was subsequently ratified by our shareholders.  Options to acquire 938 restricted common shares were exercised; the balance expired unexercised in August 2007.

2005 Stock Option Plan

On November 18, 2005 our shareholders adopted the Pacific Health Care Organization, Inc., 2005 Stock Option Plan (the “2005 Plan”).  The 2005 Plan provides for the grant of Company securities, including options, warrants and restricted stock to officers, directors, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.  Options are exercisable six months after the grant date and expire five years from the grant date.  The 2005 Plan permits the granting of up to 50,000 common shares of the Company.  To date, no securities have been granted under the 2005 Plan.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firms in each of the last two fiscal years, in each of the following categories, were as follows:

	2014	2013

Audit	$52,220	$50,134
Audit related	-0-	-0-
Tax	-0-	-0-
All other	-0-	-0-

Total	$52,220	$50,134

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements of the Registrant are included in response to Item 8 of this annual report:

Report of Independent Registered Public Accounting Firm – Pritchett, Siler & Hardy, P.C. dated March 25, 2015.

Consolidated Balance Sheets as of December 31, 2014 and 2013.

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013.

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013.

Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

(a)(3) Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation and Amendments thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(3)
3.5	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(3)
4.1	Pacific Health Care Organization, Inc., 2002 Stock Option Plan(1)+
4.2	Pacific Health Care Organization, Inc., 2005 Stock Option Plan(4)+
10.1	Employment Agreement, dated February 1, 2013, between Pacific Health Care Organization, Inc. and Fred Odaka(5)+
14.1	Code of Ethics(6)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from Pacific Health Care Organization, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. *

+ Indicates management contract, compensatory plan or arrangement of the Company.
* Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on September 19, 2002.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A-2 as filed with the Commission on July 13, 2004.
(3)	Incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on March 13, 2008.
(4)	Incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on October 21, 2005.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed with the Commission on April 1, 2013.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB as filed with the Commission on April 17, 2007.

(b) Exhibits:

See Item 15(a) (3) above.

(c) Financial Statement Schedules:

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:  March 30, 2015                                                                     By: /s/ Tom Kubota
Tom Kubota
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Tom Kubota	Chief Executive Officer, President and Director	March 30, 2015
Tom Kubota

/s/ Fred U. Odaka	Chief Financial Officer	March 30, 2015
Fred U. Odaka

/s/ Thomas Iwanski	Director	March 30, 2015
Thomas Iwanski

/s/ David Wang	Director	March 30, 2015
David Wang