Form 10-Q
period 2015-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2015-05-13
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015

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
Yes ☐    No ☒

As of May 1, 2015, the registrant had 797,714 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets

ASSETS
	March 31, 2015 (Unaudited)	December 31, 2014
Current Assets
Cash	$3,216,827	$2,946,025
Accounts receivable, net of allowance of $48,833 and $40,510	2,027,750	1,868,181
Prepaid income tax	2,703	2,703
Deferred tax asset	77,059	77,059
Prepaid expenses	79,776	77,278
Total current assets	5,404,115	4,971,246

Property and Equipment, net
Computer equipment	234,379	222,240
Furniture and fixtures	92,191	92,191
Office equipment	27,160	27,160
Office equipment under capital lease	38,380	63,923
Total property and equipment	392,110	405,514
Less: accumulated depreciation	(213,572)	(226,329)
Net property and equipment	178,538	179,185

Other Assets	-	8,158
Total assets	$5,582,653	$5,158,589

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$170,815	$240,214
Accrued expenses	221,596	261,510
Income tax payable	11,534	9,348
Current obligations under capital lease	4,701	8,151
Deferred rent expense	11,822	14,332
Unearned revenue	40,206	-
Total current liabilities	460,674	533,555

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock, $0.001 par value 50,000,000 shares authorized at March 31, 2015 and December 31, 2014; 802,424 shares issued, (800,136 outstanding net of treasury shares) and 802,424 shares issued, (800,396 outstanding net of treasury shares), respectively	800	800
Additional paid-in capital	623,631	623,631
Treasury stock at cost (2,288 shares and 2,028 shares at March 31, 2015 and December 31, 2014), respectively	(88,011)	(76,715)
Retained earnings	4,585,559	4,077,318
Total stockholders' equity	5,121,979	4,625,034
Total liabilities and stockholders’ equity	$5,582,653	$5,158,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended March 31,
	2015	2014
Revenues:
HCO fees	$248,640	$259,484
MPN fees	308,118	253,429
UR fees	1,014,290	725,855
MBR fees	370,414	475,220
NCM fees	244,472	254,129
Other	183,164	60,552
Total revenues	2,369,098	2,028,669

Expenses:
Depreciation	12,786	11,155
Bad debt provision	8,250	8,253
Consulting fees	90,190	75,899
Salaries and wages	685,811	586,827
Professional fees	120,346	105,612
Insurance	84,757	68,648
Outsource service fees	337,747	264,568
Data maintenance	7,285	19,171
General and administrative	151,369	123,361
Total expenses	1,498,541	1,263,494

Income from operations	870,557	765,175

Other expense
Interest expense	130	379
Total other expense	130	379

Income before taxes	870,427	764,796
Income tax provision	362,186	318,235

Net income	$508,241	$446,561

Basic and fully diluted earnings per share:
Earnings per share amount	$0.64	$0.56
Weighted average common shares outstanding	800,136	802,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$508,241	$446,561
Adjustments to reconcile net income to net cash:
Depreciation	12,786	11,155
Changes in operating assets & liabilities
Increase in bad debt provision	8,323	8,253
(Increase) in accounts receivable	(167,892)	(178,671)
Decrease in prepaid income tax	-	6,568
(Increase) decrease in prepaid expenses	(2,498)	10,942
Decrease (increase) in other assets	8,158	(5,545)
(Decrease) in accounts payable	(69,399)	(17,715)
(Decrease) in deferred rent expense	(2,510)	(1,450)
(Decrease) increase in accrued expenses	(39,914)	71,437
Increase in income tax payable	2,186	133,668
Increase in unearned revenue	40,206	-
Net cash provided in operating activities	297,687	485,203

Cash flows from investing activities:
Purchase of furniture and office equipment	(12,139)	(16,148)
Net cash used in investing activities	(12,139)	(16,148)

Cash flows from financing activities:
Purchase of treasury stock	(11,296)	-
Payment of obligation under capital lease	(3,450)	(3,202)
Net cash used in financing activities	(14,746)	(3,202)
Increase in cash	270,802	465,853

Cash at beginning of period	2,946,025	1,265,535
Cash at end of period	$3,216,827	$1,731,388

Supplemental cash flow information
Cash paid for:
Interest	$131	$383
Income taxes paid	$360,000	$178,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2015

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Revenue Recognition — In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.  Revenues are generated as services are provided to the customer based on the sales price agreed and collected.  The Company recognizes revenue as the time is worked or as units of production are completed, which is when the revenue is earned and realized.  Labor costs are recognized as the costs are incurred.  The Company derives its revenue from the sale of Managed Care Services, Review Services, Case Management Services and Lien Representation Services.  These services may be sold individually or in combination.  When a sale combines multiple elements, the Company accounts for multiple-deliverable revenue arrangements in accordance with the guidance included in ASC 605-25, the services, however, are typically billed as separate components in accordance with the customer’s service agreement.

These fees include monthly administration fees, claim network fees, flat rate fees or hourly fees depending on the agreement with the client.  Such revenue is recognized at the end of each month for which services are performed.

Management reviews each agreement in accordance with the provision of the revenue recognition topic ASC 605 that addresses multiple-deliverable revenue arrangements.  The multiple-deliverable arrangements entered into consist of bundled managed care which includes various units of accounting such as network solutions and patient management which includes managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis.  The selling price for each unit of accounting is determined using contract price.  When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis.  Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period.  The Company recognizes revenue for patient management services ratably over the life of the customer contract. Based on prior experience in managed care, the Company estimates the deferral amount from when the customer’s claim is received to when the customer contract expires.   Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.  The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At March 31, 2015 and December 31, 2014, our bad debt reserve of $48,833 and $40,510, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of March 31, 2015 and 2014 are as follows:

	3/31/15	3/31/14
Customer A	29%	28%
Customer B	21%	24%

Reclassifications – Certain 2014 quarterly balances have been reclassified to conform to the 2015 presentation.  The reclassifications have had no effect on the financial position, operations or cash flows for the quarter ended March 31, 2015.

NOTE 2 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Item 2.   Management’s Discussion and Analysis of Financial Statements and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, trends, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors;  merger and acquisition activities; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and completions, delays, reductions, or cancellations of contracts we have previously entered.

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

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

Revenue

Total revenues during the three-month period ended March 31, 2015 increased 17% to $2,369,098 compared to the three-month period ended March 31, 2014.  Although total revenues increased by 17%, the total number of employee enrollees only increased by 13% during the three month period ended March 31, 2015 when compared to the same period in 2014.  As of March 31, 2015 we had approximately 674,000 total enrollees.  Enrollment consisted of approximately 82,000 HCO enrollees and 592,000 MPN enrollees.  By comparison as of March 31, 2014 we had approximately 597,000 total enrollees, including approximately 78,000 HCO enrollees and 519,000 MPN enrollees.  The net increase during this period in HCO and MPN enrollment of approximately 4,000 and 73,000, respectively, was primarily the result of existing major HCO and MPN customers increasing their enrollment together with the addition of new customers.

MPN, UR and Other revenues increased by 22%, 40% and 202%, respectively while HCO, MBR and NCM revenues decreased 4%, 22% and 4%, respectively during the first three months of fiscal 2015.  Other revenues consisted of revenues derived primarily from network access and claims repricing services and lien representation fees.  While we realized growth in our total revenue during the three-month period ended March 31, 2015, for reasons discussed in this report there is no assurance that we will continue to realize comparable growth rates during the remainder of 2015.

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

HCO Fees

During the three months ended March 31, 2015 and 2014 HCO fee revenues were $248,640 and $259,484, respectively.  While HCO enrollment increased 5% during the three-month period ended March 31, 2015, we realized a decrease of 4% in revenue from HCO fees.  The decrease in HCO revenue of $10,844 was the result of lower levels of HCO claims network fees and re-notification costs, partially offset by the addition of three new customers.

MPN Fees

MPN fee revenues for the three months ended March 31, 2015 and 2014 were $308,118 and $253,429, respectively, an increase of 22%.  During the same period MPN enrollment increased 14%.  Revenue growth outpaced enrollment growth principally as a result of an increase in revenues by one customer and the addition of three new MPN customers.

UR Fees

During the three-month period ended March 31, 2015 UR revenues increased $288,435 to $1,014,290 when compared to the same period a year earlier. Starting in March 2014 we began providing overflow utilization review services to a third-party partner to assist them in reducing their backlog. During the three-month period ended March 31, 2015 and 2014 these overflow revenue fees contributed $55,955 and $3,040 respectively. This third party partner contributed $1,184,270 towards our overall UR revenues during the year 2014.  As of February 28, 2015 we were notified by our third-party partner that their backlog overflow business was caught up.  While they have not terminated their service agreement with us, we have received no overflow business from this third-party partner since that time.  Currently we have no way to predict whether the third-party partner will build up a backlog in the future, and if it does, whether it will again retain us to help it work through any such backlog.  During the first fiscal quarter 2015 existing customers, other than our third-party partner, accounted for $235,520 of the $288,435 total increase in UR revenues.  Unless we are able to attract additional new customers over the remaining months of 2015, or our third-party partner requires additional overflow services, we can give no assurance that UR revenues in 2015 will exceed the levels realized during 2014.

MBR fees

During the quarter ended March 31, 2015 MBR revenues decreased $104,806 to $370,414 when compared to the same period a year earlier.  During October 2014 Companion Property and Casualty Insurance Company (“Companion”), one of our significant customers, notified us that subject to certain closing conditions, including necessary governmental and regulatory approvals, it would be acquired by Enstar Group Limited (“Enstar”).  Enstar announced the completion of this acquisition on January 27, 2015.  We anticipate Enstar will take in-house all of the business Companion has been outsourcing to MMC.  As a result of this transaction, we anticipate MBR fees and total revenues will be impacted beginning with the second quarter of 2015.  During the three-month period ended March 31, 2015 and 2014 MBR fees generated from Companion were 57% and 71%, of total MBR revenues, respectively.

NCM Fees

During the three months ended March 31, 2015 and 2014 NCM revenues were $244,472 and $254,129 respectively. This decrease of $9,657 was a result of fewer claims filed by our existing customers reducing the number of cases we processed during the quarter ended March 31, 2015.  We hope to reverse this downward trend over the remaining months of 2015 primarily by acquiring new customers and increased referrals from existing customers.

Other Fees

Other fees consist of revenues derived from network access and claims repricing services provided by Medex and lien representation services provided by MLS. Other fee revenues for the three-month periods ended March 31, 2015 and 2014 were $183,164 and $60,552, respectively.

Network Access and Repricing Fees

Our network access and claims repricing fees are generated from certain customers who have access to our network and split with Medex the cost savings generated from their PPO.  During the three months ended March 31, 2015 and 2014 network access fee revenues generated were $158,105 and $60,552, respectively. This increase of $97,553 was primarily the result of one customer having higher savings realized from using our network.  While we anticipate revenue from our network access and claims repricing services will grow in the future, at this time, we cannot accurately predict the rate at which this revenue stream might increase.

Lien Representation Fees

During the quarter ended March 31, 2015 we recorded lien representation fees totaling $25,059 compared to none during the same period a year earlier.  MLS commenced offering lien representation services in February 2012, but scaled back its operations in January 2013 as a result of the potential negative impact of Senate Bill 863.  Based on recent changes made by the DWC, MLS reinstated its lien representation services during the fourth quarter 2014.  There were two reasons for our decision: 1) lien activation fees have been declared unconstitutional by the California courts, so the number of significant lien filings is increasing; 2) in November 2014 a public sector employer retained MLS to provide it lien representation services. MLS hired a lien defense manager and a lien defense administrator in January 2015 with plans to further expand its lien representation service operations during remaining months of 2015.  We anticipate revenue from our lien representation services will grow moderately in future periods.

Expenses

Total expenses for the three months ended March 31, 2015 and 2014 were $1,498,541 and $1,263,494 respectively.  The increase of $235,047 was the result of increases in depreciation, consulting fees, salaries and wages, professional fees, insurance, outsource service fees and general and administrative expense, partially offset by decreases in bad debt and data maintenance expense.

Bad Debt

During the three-month periods ending March 31, 2015 and 2014 we recorded a bad debt provision of $8,250 and $8,253, respectively, to cover potential uncollectible account receivables.  At March 31, 2015 and December 31, 2014 our allowances for bad debt balances were $48,833 and $40,510, respectively.

Consulting Fees

During the three months ended March 31, 2015 consulting fees increased to $90,190 from $75,899 during the three months ended March 31, 2014.  This increase of $14,291 was primarily the result of increased IT consultant fees, an addition of a temporary administrative consultant in January 2015 who was terminated after one month of service and annual increases in consulting fees for two consultants in January 2015.

Salaries and Wages

Salaries and wages increased $98,984 or 17% to $685,811 during the quarter ended March 31, 2015 compared to $586,827 during the three months ended March 31, 2014. The increase in salaries and wages was due to new hires and annual salary increases offset by terminations of employees.  Since the end of the first fiscal quarter 2014 Medex has added three new employees and PHCO’s total employees increased by a net total of 2.  To handle the spike in demand for utilization review services, during the second half of 2014, MMC hired 14 new employees, of those 14, six remain with MMC as of the date of this report.  MMM replaced an employee and MLS hired two new employees.

Professional Fees

For the three months ended March 31, 2015 we incurred professional fees of $120,346, compared to $105,612 during the three months ended March 31, 2014.  This 14% increase in fees was primarily the result of increased professional fees paid for field case management services and an increase in the monthly retainer fee paid to our medical director.

Insurance

During the three-month period ended March 31, 2015 we incurred insurance expenses of $84,757, a $16,109 increase over the prior year three-month period.  The increase was mostly the result of increased group health, vision and dental insurance costs resulting from hiring new employees at PHCO, Medex, MMC and MMM and increases in our workers’ compensation and network security liability insurance. We are currently reviewing our entire company insurance policies and do not expect a material increase during the remainder of this fiscal year.

Outsource Service Fees

Outsource service fees consist of costs incurred in outsourcing UR and MBR services and certain NCM services.  We do not, at this time, have enough volume to justify creating our own UR and MBR in-house staff.  Instead, we utilize outside vendors to provide specific services for our clients, charging additional fees over and above those paid to our outside vendors for administration and coordination of UR, MBR and NCM services directly to the clients.  Typically our outsource service fees increase and decrease in correspondence with the level of MBR and UR services, and some NCM services, we provide to our customers.  In times when the level of MBR or UR services rendered increases, we typically experience higher outsource service fees, and when the level of services we render decreases, we typically experience lower outsource service fees.  We incurred $337,747 and $264,568 in outsource service fees during the quarters ended March 31, 2015 and 2014, respectively.  The increase of $73,179 was largely the result of the increased number of UR outsource service fees resulting from the overflow from our third-party partner, and increased NCM outsource service fees, partially offset by lower MBR-related outsource service fees.  With the loss of certain customers discussed above, we anticipate outsource service fees will be lower in future periods, although at this time it is difficult to project how much lower.

Data Maintenance

During the three months ended March 31, 2015 and 2014 data maintenance fees were $7,285 and $19,171, respectively.  The decrease of $11,886 in data maintenance fees was primarily attributable to lower data maintenance costs resulting from fewer numbers of existing customers sending out renewal notifications associated with HCO enrollees for the period ended March 31, 2015.

General and Administrative

General and administrative expenses increased 23% to $151,369 during the three-month period ended March 31, 2015.  This increase of $28,008 was primarily attributable to increases in charitable contribution expense, auto expense, dues and subscriptions, equipment repairs, IT expense, printing and reproduction, equipment rent, office rent, travel and entertainment, vacation expense and miscellaneous general administrative expenses partially offset by decreases in advertising, office supplies, postage and delivery and shareholder’ expense.  Provided we continue to grow at our current rate, we expect current levels of general and administrative expenses to marginally increase during fiscal year 2015.

Income from Operations

As a result of the 17% increase in total revenue during the three-month period ending March 31, 2015, which was only partially offset by the 19% increase in total expenses during the three-month period ended March 31, 2015, our income from operations increased by 14% during the three-month period ended March 31, 2015.

Income Tax Provision

We realized income before taxes of $870,427 during the quarter ended March 31, 2015 compared to $764,796 during the quarter ended March 31, 2014.  As a result our income tax provision increased during the 2015 quarter 14% to $362,186.

Net Income

During the three months ended March 31, 2015 total revenues of $2,369,098 were higher by $340,429 when compared to the same period in 2014.  This increase in total revenues was partially offset by increases in total expenses of $235,047 resulting in income from operations of $870,557 compared to income from operations of $765,175 during three months ended March 31, 2014.  Correspondingly, we realized net income of $508,241 for the three months ended March 31, 2015 compared to net income of $446,561, during the three months ended March 31, 2014.  While we realized growth in net income during the three month period ended March 31, 2015, for reasons discussed throughout this report, there is no assurance that we will continue to realize revenue or net income growth during the remaining months of 2015 at the same rate realized during fiscal 2014 or during our first fiscal quarter of 2015.

Liquidity and Capital Resources

As of March 31, 2015 we had cash on hand of $3,216,827 compared to $2,946,025 at December 31, 2014.  The $270,802 increase in cash on hand is primarily the result of increases in revenue from operations, bad debt provision, income tax payable, unearned revenue, with decreases in other assets and the disposal of office equipment under capital lease.  These changes were partially offset by increases in accounts receivable and prepaid expenses and decreases in depreciation, accounts payable, accrued expenses, deferred rent and purchase of computers, furniture and fixtures, treasury stock and payment of obligations under capital lease.

As discussed in this Management’s Discussion and Analysis, with the closing of the Enstar acquisition of Companion, we anticipate we will lose the MBR business Companion currently outsources to MMC beginning as early as the second fiscal quarter 2015.  This could result in a significant decrease in MBR revenue until such time as we are able to retain new MBR work from new and existing clients, if ever.  During fiscal 2014, and more particularly during the third fiscal quarter 2014, we assisted a third-party partner with its UR overflow work.  This resulted in a 56% increase in UR fees during fiscal 2014.  On February 28, 2015 we were notified by our third-party partner that their backlog was caught up and we have not received any overflow business from our third-party partner since that time.  During the three-month periods ended March 31, 2015 and 2014 revenues from our third-party partner were $55,955 and $3,040, respectively.  At this time we have no way to predict whether the third-party partner will send us overflow work in the future.  As noted herein, in November 2014 we reinstated our lien representation business and we were successful in retaining a new UR customer.  We are hopeful revenue generated from re-entering the lien representation services business and increases in revenues from existing and new customers will help to at least partially offset anticipated reductions in MBR and UR revenue from the loss or reduction of business from existing customers.  Even if we experience potential reductions in revenue as a result of the foregoing events, barring a significant downturn in the economy, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.

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

Cash Flow

During the three months ended March 31, 2015 cash was primarily used to fund operations. We had a net increase in cash of $270,802 during the three months ended March 31, 2015.  See below for additional discussion and analysis of cash flow.

	For the three months ended March 31,
	2015 (unaudited)	2014 (unaudited)

Net cash provided by operating activities	$297,687	$485,203
Net cash used in investing activities	(12,139)	(16,148)
Net cash used in financing activities	(14,746)	(3,202)

Net increase in cash	$270,802	$465,853

During the three months ended March 31, 2015 and 2014 net cash provided by operating activities were $297,687 and $485,203, respectively.  As discussed herein we realized net income of $508,241 during the three months ended March 31, 2015 compared to net income of $446,561 during the three months ended March 31, 2014.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of March 31, 2015:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment (1)	$31,330	$13,811	$17,519	$-	$-
Office Leases (2)	137,026	112,112	24,914	-	-
Total Operating Leases	$168,356	$125,923	$42,433	$-	$-

Capitalized Leases:
Capitalized Equipment Leases (3)	$4,775	$4,775	$-	$-	$-
Total Capitalized Equipment Leases	4,775	4,775	-	-	-
Less amounts representing interest	(74)	(74)	-	-	-
Total Principal	$4,701	$4,701	$-	$-	$-

(1)
In October 2013 we entered into a 36 month operating lease for an office copy machine with monthly payments at $160.93. In December 2013 we leased two document scanners with monthly operating lease payments of $206.93 each for 36 months. In April 2014 we entered into a 36 month operating lease for an office copy machine with monthly payments at $960.

(2)	Following is our annual base rent for our office space throughout the remaining term of the lease:

Rent Period	Annual Rent Payments
Apr. 1 to Dec. 31, 2015	$112,112
Jan. 1 to Feb. 29, 2016	24,914
Total	$137,026

(3)
In January 2010 we entered into a capital lease arrangement whereby we leased an office copy machine for $25,543. The asset was recorded on our balance sheet under office equipment under capital lease and our liability incurred under the lease was recorded as current and noncurrent obligations under capital lease. During January 2015 this office copy machine under our capital lease arrangement was retired.  The lease arrangement was for a term of 48 months at level rents with capital interest rate at 7%.  In August 2012 we entered into a capital lease arrangement whereby we leased an office server equipment for $38,380.  The asset was recorded on our balance sheet under office equipment under capital lease and our liability incurred under the lease was recorded as current and noncurrent obligations under capital lease.  The lease arrangement is for a term of 36 months at level rents with capital interest rate at 7.5%.

Off-Balance Sheet Financing Arrangements

As of March 31, 2015 we had no off-balance sheet financing arrangements.

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

Revenue Recognition — In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.  Revenues are generated as services are provided to the customer based on the sales price agreed and collected.  We recognize revenue as the time is worked or as units of production are completed, which is when the revenue is earned and realized.  Labor costs are recognized as the costs are incurred.  We derive our revenue from the sale of Managed Care Services, Review Services and Case Management Services.  These services may be sold individually or combined.  When a sale combines multiple elements, we account for multiple-deliverable revenue arrangements in accordance with the guidance included in ASC 605-25.

These fees include monthly administration fees, claim network fees, flat rate fees or hourly fees depending on the agreement with the client.  Such revenue is recognized at the end of each month for which services are performed.

Management reviews each agreement in accordance with the provision of the revenue recognition topic ASC 605 that addresses multiple-deliverable revenue arrangements.  The multiple-deliverable arrangements entered into consist of bundled managed care which includes various units of accounting such as network solutions and patient management which includes managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis.  The selling price for each unit of accounting is determined using contract price.  When our customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis.  Revenue is recognized as the work is performed in accordance with our customer contracts. Based upon the nature of our products, bundled managed care elements are generally delivered in the same accounting period.  We recognize revenue for patient management services ratably over the life of the customer contract. We estimate, based upon prior experience in managed care, the deferral amount from when the customers claim is received to when the customer contract expires.   Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.  At March 31, 2015 and 2014 there were no advance payments requiring deferral of revenue.

Accounts Receivables and Bad Debt Allowance – In the normal course of business we extend credit to our customers on a short-term basis.  Although the credit risk associated with these customers is minimal, we routinely review our accounts receivable balances and make provisions for doubtful accounts.  We age our receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, we charge off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of its customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At March 31, 2015 and December 31, 2014, our bad debt reserve of $48,833 and $40,510, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of March 31, 2015 and 2014 are as follows:

	3/31/15	3/31/14
Customer A	29%	28%
Customer B	21%	24%

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.)  We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted by us to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors listed in Part I, “Item 1A, Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014.  These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information about the Company’s stock purchases on a monthly basis for the quarter ended March 31, 2015:

For the months	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum dollar value of shares that may yet be purchased under the plans or programs(3)
January 1, 2015 to January 31, 2015	260	$37.81	260	$411,990
February 1, 2015 to February 28, 2015	-	$-	-	$-
March 1, 2015 to March 31, 2015	-	$-	-	$-
Total	260	$37.81	260	$411,990

(1)	Reflects executed price, exclusive of brokers’ commissions and fees.
(2)
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

Subsequent to March 31, 2015, pursuant to the publicly announced plan, we have repurchased an additional 2,422 shares at a weighted average execution price (exclusive of brokers’ commission and fees) of approximately $32.84.

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

Exhibit 101
The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	May 13, 2015	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	May 13, 2015	/s/ Fred Odaka
Fred Odaka Chief Financial Officer