Form 10-Q
period 2015-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2015-08-12
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015

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

As of August 7, 2015, the registrant had 796,865 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets

ASSETS
	June 30, 2015 (Unaudited)	December 31, 2014
Current Assets
Cash	$3,618,333	$2,946,025
Accounts receivable, net of allowance of $57,510 and $40,510	1,544,738	1,868,181
Prepaid income tax	374,484	2,703
Deferred tax asset	77,059	77,059
Prepaid expenses	104,410	77,278
Total current assets	5,719,024	4,971,246

Property and Equipment, net
Computer equipment	249,976	222,240
Furniture and fixtures	92,191	92,191
Office equipment	27,160	27,160
Office equipment under capital lease	38,380	63,923
Total property and equipment	407,707	405,514
Less: accumulated depreciation	(229,461)	(226,329)
Net property and equipment	178,246	179,185

Other Assets	-	8,158
Total assets	$5,897,270	$5,158,589

Current Liabilities
Accounts payable	$136,645	$240,214
Accrued expenses	242,947	261,510
Income tax payable	-	9,348
Current obligations under capital lease	1,186	8,151
Deferred rent expense	9,385	14,332
Unearned revenue	40,754	-
Total current liabilities	430,917	533,555

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock, $0.001 par value 50,000,000 shares authorized at June 30, 2015 and December 31, 2014; 802,424 shares issued, (797,271 outstanding net of treasury shares) and 802,424 shares issued, (800,396 outstanding net of treasury shares), respectively	797	800
Additional paid-in capital	623,634	623,631
Treasury stock at cost (5,153 shares and 2,028 shares at June 30, 2015 and December 31, 2014), respectively	(182,738)	(76,715)
Retained earnings	5,024,660	4,077,318
Total stockholders' equity	5,466,353	4,625,034
Total liabilities and stockholders’ equity	$5,897,270	$5,158,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended June 30,		For six months ended June 30,
	2015	2014	2015	2014

Revenues
UR fees	$961,840	$975,695	$1,976,130	$1,701,550
MBR fees	282,772	442,963	653,186	918,183
HCO fees	399,060	259,316	647,700	518,800
MPN fees	247,695	258,605	555,813	512,034
NCM fees	235,067	257,334	479,539	511,463
Other	134,671	104,298	317,835	164,850
Total revenues	2,261,105	2,298,211	4,630,203	4,326,880

Expenses
Depreciation and amortization	15,889	11,611	28,675	22,766
Consulting fees	88,335	76,321	178,525	152,220
Bad debt provision	8,677	887	16,927	9,140
Salaries and wages	633,095	592,118	1,318,906	1,178,945
Professional fees	95,593	122,920	215,939	228,532
Insurance	88,225	74,232	172,982	142,880
Outsource service fees	329,805	401,447	667,552	666,015
Data maintenance	101,309	21,561	108,594	40,732
General and administrative	146,240	139,346	297,609	262,707
Total expenses	1,507,168	1,440,443	3,005,709	2,703,937

Income from operations	753,937	857,768	1,624,494	1,622,943

Other expense
Interest expense	(65)	(319)	(195)	(698)
Total other expense	(65)	(319)	(195)	(698)

Income before taxes	753,872	857,449	1,624,299	1,622,245
Income tax provision	314,771	356,784	676,957	675,019

Net income	$439,101	$500,665	$947,342	$947,226

Basic and fully diluted earnings per share:
Earnings per share amount	$.55	$.62	$1.19	$1.18
Weighted average common shares outstanding	797,271	802,424	797,271	802,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$947,342	$947,226
Adjustments to reconcile net income to net cash:
Depreciation and amortization	28,675	22,766
Changes in operating assets & liabilities:
Increase in bad debt provision	17,000	9,140
Decrease (increase) in accounts receivable	306,443	(436,613)
(Increase) in receivables – other	-	(361)
Decrease (increase) in other assets	8,158	(5,545)
(Increase) decrease in prepaid income tax	(371,781)	6,568
(Increase) decrease in prepaid expenses	(27,132)	3,640
(Decrease) increase in accounts payable	(103,569)	112,262
(Decrease) in accrued expenses	(18,563)	(253)
(Decrease) increase in income tax payable	(9,348)	192,318
(Decrease) in deferred rent expense	(4,947)	(3,529)
Increase in unearned revenue	40,754	-
Net cash provided by operating activities	813,032	847,619

Cash flows from investing activities:
Purchases of computers, furniture and equipment	(27,736)	(57,212)
Net cash used by investing activities	(27,736)	(57,212)

Cash flows from financing activities:
Purchase of treasury stock	(106,023)	-
Payment of obligation under capital lease	(6,965)	(6,464)
Net cash used in financing activities	(112,988)	(6,464)
Increase in cash	672,308	783,943
Cash at beginning of period	2,946,025	1,265,535
Cash at end of period	$3,618,333	$2,049,478

Supplemental cash flow information
Cash paid for:
Interest	$197	$383
Income taxes paid	$1,058,086	$476,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2015

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.  The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At June 30, 2015 and December 31, 2014, our bad debt reserve of $57,510 and $40,510, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of June 30, 2015 and December 31, 2014 are as follows:

	6/30/15	12/31/14
Customer A	23%	25%
Customer B	22%	22%
Customer C	11%	0%

Reclassifications – Certain 2014 balances have been reclassified to conform to the 2015 presentation.  The reclassifications have had no effect on the financial position, operations or cash flows for the quarter ended June 30, 2015.

NOTE 2 – SUBSEQUENT EVENTS

On July 23, 2015 the Company entered into a new 79 month lease (the “New Lease”) with its current landlord with an estimated commencement date of September 1, 2015. The Company’s principal executive offices are located at 1201 Dove Street, suite 300.  The Company currently leases approximately 5,159 and 1,640 rentable square feet (the “Current Premises”) located in suites 300 and 375, respectively, consisting of a total of 6,799 rentable square feet.  The lease on the Current Premises is scheduled to terminate on February 29, 2016.  Upon commencement of the New Lease, the lease for the Current Premises will terminate and the Company’s lease obligation for suite 375 consisting of 1,640 rentable square feet will terminate and no longer be in effect. To replace suite 375, the Company has leased suite 350 consisting of 4,280 rentable square feet (the “Expansion Premises”).  Under the terms of the New Lease, the Company will lease the Current Premises (less suite 375) and the Expansion Premises, for a total of 9,439 rentable square feet (the “Combined Premises”).  The Combined Premises will serve as the Company’s principal executive offices, as well as, the principal offices of the Company’s operating subsidiaries, Medex, IRC, MLS, MMM and MMC.

Following is the base annual rent payment schedule for the Combined Premises under the New Lease:

Rent Period	Annual Rent Payment
Sep.1 to Dec. 31, 2015	$73,704
Jan. 1 to Dec. 31, 2016	237,713
Jan. 1 to Dec. 31, 2017	228,329
Jan. 1 to Dec. 31, 2018	257,874
Jan. 1 to Dec. 31, 2019	244,942
Jan. 1 to Dec. 31, 2020	275,996
Jan. 1 to Dec. 31, 2021	261,932
Jan. 1 to Mar. 31, 2022	48,705
Total	$1,629,195

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and other than as disclosed above there are no material subsequent events to report.

Item 2.   Management’s Discussion and Analysis of Financial Statements and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, trends, expectations, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors;  merger and acquisition activities; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and completions, delays, reductions, or cancellations of contracts we have previously entered.

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

As of 2014, California (with the highest claims costs in the nation per claim) costs for workers’ compensation claims are 188% above the median for all states, and 33% higher than the number two state, Connecticut.  Medical costs per claim have risen since 2005 by $30,000 per claim.  The use of the highly administered Company medical control tools listed above greatly diminishes costs for unnecessary and prolonged medical treatment.  In addition, our network of specially selected and overseen providers are competent in returning injured workers back to modified or full duty in the most expeditious manner, thus saving costs for temporary disability payments.

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

Under the MPN program the employee must stay within the MPN network for treatment.  The employer client has full control over the initial treatment before the employee can treat with anyone in the network.  Because the employee must stay within the network, this provides the employer client some control.  The MPN statute and regulations does allow injured workers to dispute treatment decisions, leading to second and third opinions, and also provides for a review by an independent medical reviewer, whose decision can result in the employer client losing medical control.

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

Lien Representation

We reinstated our lien representation services through MLS during the fourth quarter of 2014.  There were two reasons for this decision: 1) in 2014 lien activation fees were declared unconstitutional by California courts, as a result the number of significant lien filings are increasing; 2) in November 2014 we were retained by a public sector employer to provide lien representation services.  We retained a lien defense unit manager and a hearing representative in January 2015 with plans to expand our lien representation operations during 2015.

Results of Operations

Comparison of the three months ended June 30, 2015 and 2014

Revenue

During the three-month period ended June 30, 2015 total revenues decreased 2% to $2,261,105 compared to $2,298,211 for the three-month period ended June 30, 2014.  For the three months ended June 30, 2015, HCO and other revenues increased by 54% and 29%, respectively compared to the same period in 2014 while UR, MBR, MPN and NCM revenue were lower by 1%, 36%, 4%, and 9%, respectively.

As of June 30, 2015 we had approximately 740,000 total enrollees in our HCO and MPN programs.  Enrollment consisted of approximately 138,000 HCO enrollees and 602,000 MPN enrollees.  By comparison as of June 30, 2014 we had approximately 621,000 total enrollees, including approximately 86,000 HCO enrollees and 535,000 MPN enrollees.  The growth in HCO enrollment of approximately 52,000 was primarily the result of one existing customer expanding its HCO program coverage during June 2015 to include an increased number of its locations.  MPN enrollment increased by approximately 67,000 primarily as a result of two existing customers increasing their enrollment.  Many of our HCO and MPN clients also use the other services we offer, but we also have customers that don’t use our HCO or MPN services.

Our business generally has a long sales cycle, typically in excess of one year. Once we have established a customer relationship, our revenue, particularly our HCO and MPN revenues adjusts with the growth or retraction of our customers’ managed headcount volume.  New customers are added throughout the year and other customers terminate from the program for a variety of reasons.

In the current economic environment, we anticipate businesses will continue to seek ways to reduce their workers’ compensation program costs.  Even though the HCO and MPN programs have been shown to create a favorable return on investment for employers, (as our services are a significant component of the employers’ loss prevention programs), it is always a challenge to justify our fees to our customers.  In order to convince employers that the fees they pay us are well-spent, we must continue to provide a framework for expeditiously returning employees back to work at the lowest cost.  As a result, we may experience some client turnover in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of existing services.  We also anticipate our market may shrink as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.

UR Fees

During the three-month period ended June 30, 2015 UR revenues decreased by $13,855 to $961,840 when compared to the same period a year earlier.  Commencing in March 2014 we began providing overflow utilization review services to a third-party partner to assist them in reducing their backlog. This third-party partner contributed $1,184,270 towards our overall UR revenues during the 2014 fiscal year.  On February 28, 2015 we were notified by our third-party partner that their backlog overflow business was caught up.  While they have not terminated their service agreement with us, we have received no overflow business from this third-party partner since that time.  During the three-month period ended June 30, 2014 we recorded $249,755 of this overflow revenue.  We recorded $0 of this overflow revenue during the three-month period ended June 30, 2015.  Currently we have no way to predict whether the third-party partner will build up a backlog in the future, and if it does, whether it will again retain us to help it work through any such backlog.

Excluding UR fees generated from our third-party partner, during the three months ended June 30, 2015 and 2014 we generated $961,840 and $725,940 of UR fee revenue, respectively.  This increase of $235,900 was a result of our largest customer increasing its UR volume, which was partially offset by fewer numbers of UR bills submitted by several of our other customers.  While we have realized internal growth in UR fee revenue to compensate for some of lost revenue from our third-party partner, if we are unable to attract additional new customers over the remaining months of 2015, or our third-party partner begins to again require overflow services, we anticipate revenues from UR services in 2015 will be lower than UR fees realized during 2014.

MBR fees

For the three months ended June 30, 2015 MBR revenues decreased by $160,191 to $282,772 when compared to the same period a year earlier.   As previously discussed, in October 2014 Companion Property and Casualty Insurance Company (“Companion”), one of our significant customers, notified us that subject to certain closing conditions, including necessary governmental and regulatory approvals, it would be acquired by Enstar Group Limited (“Enstar”).  Enstar announced the completion of this acquisition on January 27, 2015.  We anticipated Enstar would take in-house all of the business Companion had been outsourcing to MMC.  Effective June 1, 2015, Companion ceased conducting business with MMC.  As a result of this transaction, MBR fee revenues during the three-month period ended June 30, 2015 and 2014 from Companion were 40% and 67%, of total MBR revenues, respectively.  As a result of the loss of Companion as a customer, we anticipate MBR fees will be significantly lower throughout the remainder of fiscal 2015 compared to fiscal 2014.  While the loss of Companion will have a significant negative impact on total MBR fee revenue in 2015, setting aside the loss of Companion as a customer, MBR fees from our other MBR customers have increased by approximately 16% during the three months ended June 30, 2015 when compared to the same period in 2014.  We will continue our efforts to expand sales to existing MBR customers and to attract new MBR customer in our efforts to, at least partially, replace the lost revenue from Companion.

HCO Fees

During the three months ended June 30, 2015 and 2014 HCO fee revenues were $399,060 and $259,316, respectively.  During the quarter ended June 30, 2015 HCO revenues increased 54% and HCO employee enrollment increased 60% when compared to the same quarter a year earlier. The increase in HCO fee revenues of $139,744 was primarily attributable to revenues derived from billing an existing customer for its annual HCO enrollment notification fee resulting from the expansion of its HCO program during June 2015.

MPN Fees

MPN fee revenues for the three months ended June 30, 2015 were $247,695 compared to $258,605 for the three months ended June 30, 2014, a decrease of $10,910.  Although MPN revenues declined by 4% MPN employee enrollment increased by 13%.  The decline in MPN revenues of 4% resulted mainly from re-negotiating our MPN network agreement with one of our major MPN customer whereby the monthly MPN fee schedule was significantly reduced.  In July 2015 we substantially ceased doing all business with this customer. The fee change with this customer impacted our MPN revenues by approximately $42,000 during our 2015 second quarter when compared to the same quarter in 2014.  This decrease of $42,000 was partially offset by increases of approximately $31,090 in MPN revenues from new and other existing customers which resulted in the net decrease of $10,910. With the loss of this customer, we expect our growth in MPN revenues to be limited for the duration of fiscal 2015 unless we are able to add new customers during the third and fourth quarters.

NCM Fees

During the three-month periods ended June 30, 2015 and 2014, NCM revenues were $235,067 and $257,334, respectively.  The decrease in revenue of $22,267 was primarily the result of fewer numbers of claims filed by our existing customers which reduced the number cases we processed during the second quarter 2015 when compared to the second quarter of 2014.

Other Fees

Other fees consist of revenues derived from network access and claims repricing services provided by Medex and lien representation services provided by MLS. Other fee revenues for the three-month periods ended June 30, 2015 and 2014 were $134,671 and $104,298, respectively.

Network Access and Repricing Fees

Our network access and claims repricing fees are generated from certain customers who have access to our network and split with Medex the cost savings generated from their PPO.  During the three months ended June 2015 and 2014 network access fee revenues generated were $114,312 and $104,298, respectively. This increase of $10,014 was primarily the result of one customer having higher savings realized from using our network.  While we anticipate revenue from our network access and claims repricing services will grow in the future, at this time, we cannot accurately predict the rate at which this revenue stream might increase.

Lien Representation Fees

During the quarter ended June 30, 2015 we recorded lien representation fees totaling $20,359 compared to none during the same period a year earlier.  MLS commenced offering lien representation services in February 2012, but scaled back its operations in January 2013 as a result of the potential negative impact of Senate Bill 863.  Based on changes made by the DWC, MLS reinstated its lien representation services during the fourth quarter 2014.  There were two reasons for our decision: 1) lien activation fees have been declared unconstitutional by the California courts, so the number of significant lien filings is increasing; 2) in November 2014 a public sector employer retained MLS to provide it lien representation services. MLS hired a lien defense manager and a lien defense administrator in January 2015 with plans to further expand its lien representation service operations during remaining months of 2015.  At this time there is no assurance that lien representation fees will continue to grow at rates currently being realized.

Expenses

Total expenses for the three months ended June 30, 2015and 2014 were $1,507,168 and $1,440,443, respectively.  The increase of $66,725 was the result of increases in bad debt provision, depreciation, consulting fees, salaries and wages, insurance, outsource service fees, data maintenance and general and administrative expense, partially offset by a decrease in professional fees.

Bad Debt Provision

During the three-month period ending June 30, 2015 and 2014 we recorded $8,677 and $887 in bad debt provision to cover potential uncollectible accounts receivables.

Consulting Fees

During the three months ended June 30, 2015 consulting fees increased to $88,335 from $76,321 during the three months ended June 30, 2014.  This increase of $12,014 was primarily the result of increased IT fees and increases in other consulting fees.

Salaries and Wages

Salaries and wages increased $40,977 or 7% to $633,095 during the quarter ended June 30, 2015 compared to $592,118 during the quarter ended June 30, 2014.  The increase in salaries and wages was due to new hires and annual salary increases offset by terminations of employees.   Since the end of the second fiscal quarter 2014 Medex hired 3 new employees and of those 3, 2 remain.  To handle the spike in demand for utilization review services, during the second half of 2014, MMC hired 14 new employees, of those 14, 2 remain with MMC as of the date of this report.  In addition, MMC’s operational director resigned in June 2015.  MMM replaced an employee in April 2015 and MLS hired two new employees January 2015.

Professional Fees

For the three months ended June 30, 2015 we incurred professional fees of $95,593, compared to $122,920 during the three months ended June 30, 2014.  This 22% decrease in fees was primarily the result of decreases in field case management services, partially offset by increases in our medical director fees, accounting fees and legal service fees.

Insurance

During the three months ended June 30, 2015 we incurred insurance expenses of $88,225, a $13,993 increase over the three-month period ended June 30, 2014.  The increase was mostly the result of increased group health, vision and dental insurance costs resulting from the hiring of new employees in PHCO, Medex, MMC and MMM and increases in our workers’ compensation and network security liability insurance. We do not expect a material increase during the remainder of this fiscal year.

Outsource Service Fees

Outsource service fees consist of costs incurred in outsourcing UR and MBR services and certain NCM services.  We do not, at this time, have enough volume to justify creating our own UR and MBR in-house staff.  Instead, we utilize outside vendors to provide specific services for our clients, charging additional fees over and above those paid to our outside vendors for administration and coordination of UR, MBR and NCM services directly to the clients.  Typically our outsource service fees increase and decrease in correspondence with the level of MBR and UR services, and some NCM services, we provide to our customers.  In times when the level of MBR or UR services rendered increases, we typically experience higher outsource service fees, and when the level of services we render decreases, we typically experience lower outsource service fees.  We incurred $329,805 and $401,447 in outsource service fees during the three months ended June 30, 2015 and 2014, respectively.  The decrease of $71,642 was mainly the result of the decrease in the number of UR outsource service fees realized from the overflow business from our third-party partner.

Data Maintenance

During the three months ended June 30, 2015 and 2014 data maintenance fees were $101,309 and $21,561 respectively.  The increase of $79,748 in data maintenance fees was primarily attributable to data maintenance costs incurred for an existing customer’s annual HCO enrollment requirements resulting from the expansion of its HCO program locations during June 2015.

General and Administrative

General and administrative expenses increased 5% to $146,240 during the three-month period ended June 30, 2015.  This increase of $6,894 was primarily attributable to increases in advertising, auto expense, dues and subscriptions, equipment repairs, IT expense, license and permits, equipment rent, office rent, travel and entertainment partially offset by decreases in office supplies, postage and delivery, telephone, vacation expense and miscellaneous general administrative expenses.  Provided we increase our customer base over the remaining months of 2015, current levels of general and administrative expenses may marginally increase during fiscal year 2015.

Income from Operations

During the three months ended June 30, 2015 total revenues of $2,261,105 were lower by $37,106 when compared to the same period in 2014.  This decrease in total revenues and increase in total expenses of $66,725, resulted in income from operations of $753,937 compared to income from operations of $857,768 during three months ended June 30, 2014.

Income Tax Provision

Because we realized income before taxes of $314,771 during the three-month period ended June 30, 2015, compared to $356,784 during the three-month period June 30, 2014, we realized a $42,013 decrease in our income tax provision.

Net Income

Net income for the three-month periods ended June 30, 2015 and 2014 were $439,101 and $500,665, respectively.  Based on current information, we expect the trend of lower revenues for the remaining quarters of 2015 to continue when compared to the same periods in 2014 which will also impact our net income.  As discussed elsewhere in this report, the loss of our third-party UR partner in February 2015, Companion, our major MBR customer, in June 2015 and one major MPN customer in July 2015 are the primary reasons for our expected trend of lower revenues to continue during the remaining quarters of 2015 when compared to the same periods in 2014.  Although the loss of these customers will substantially impact our net income during the balance of fiscal 2015, the addition of a new MPN customer in April 2015, two significant HCO customers in June 2015, and three MPN customers starting the third quarter 2015 will partially offset the recent customer losses discussed above.  Generally, new customers are added throughout the year and other customers terminate from the program for a variety of reasons. We have no assurances that we will continue to add new customers or lose existing customers during the remaining months of 2015.

Comparison of the six months ended June 30, 2015 and 2014

Revenue

Total revenues during the six-month period ended June 30, 2015 increased 7% to $4,630,203 compared to the six-month period ended June 30, 2014.  Although total revenues increased by 7%, the total number of employee enrollees increased by 19% during the six months ended June 30, 2015 when compared to the same period in 2014.  As of June 30, 2015 we had approximately 740,000 total enrollees.  Enrollment consisted of approximately 138,000 HCO enrollees and 602,000 MPN enrollees.  By comparison as of June 30, 2014 we had approximately 621,000 total enrollees, including approximately 86,000 HCO enrollees and 535,000 MPN enrollees.  The growth in HCO enrollment of approximately 52,000 was primarily the result of one existing customer expanding its HCO program coverage during June 2015 to include an increased number of its locations.  MPN enrollment increased by approximately 67,000 primarily the result of two existing customers increasing their enrollment.  Many of our HCO and MPN clients also use the other services we offer, but we also have customers that don’t use our HCO or MPN services.

UR Fees

During the six-month period ended June 30, 2015, UR revenues increased by $274,580 to $1,976,130 when compared to the same period a year earlier.  Commencing in March 2014 we began providing overflow utilization review services to a third-party partner to assist them in reducing their backlog. This third-party partner contributed $1,184,270 towards our overall UR revenues during fiscal 2014.  On February 28, 2015 we were notified by our third-party partner that their backlog overflow business was caught up.  While they have not terminated their service agreement with us, we have received no overflow business from this third-party partner since that time.  During the six-month period ended June 30, 2015 and 2014 we recorded $17,510 and $252,795 in these overflow revenues respectively.  Currently we have no way to predict whether the third-party partner will build up a backlog in the future, and if it does, whether it will again retain us to help it work through any such backlog.

Despite losing the UR overflow revenue, during the six months ended June 30, 2015 and 2014 excluding our third-party partner, our other existing UR customers accounted for $1,958,620 and $1,448,755 in UR revenues, respectively.  This increase of $509,865 was a result of our largest customer increasing its UR volume partially offset by fewer numbers of UR bills submitted by several of our other customers.  Unless we are able to attract additional new customers over the remaining months of fiscal 2015, or our third-party partner again requires overflow services, or our existing customers increase their revenues, we anticipate UR revenues will be lower in 2015 than in 2014.

MBR fees

For the six-month period ended June 30, 2015 MBR revenues decreased by $264,997 to $653,186 when compared to the same period a year earlier.   As discussed above, effective June 1, 2015, Companion ceased conducting business with MMC.  MBR fee revenue during the six-month period ended June 30, 2015 and 2014 from Companion were $328,689 and $637,157 or 50% and 69%, of total MBR revenues, respectively.  As a result of the loss of Companion as a customer, we anticipate MBR fees will be significantly lower throughout the remainder of fiscal 2015 compared to fiscal 2014.  While the loss of Companion will have a significant negative impact on total MBR fee revenue in 2015, setting aside the loss of Companion as a customer, MBR fee revenue from existing customers has increased approximately 15% during the first six months of 2015 when compared to the same period in 2014.  We have and will continue our efforts to, at least partially, replace the lost revenue from Companion.

HCO Fees

During the six months ended June 30, 2015 and 2014 HCO fee revenues were $647,700 and $518,800, respectively.  During the six months ended June 30, 2015 HCO revenues increased 25% and HCO employee enrollment increased 60% when compared to the same quarter a year earlier. The increase in HCO fee revenues of $128,900 was primarily attributable to revenues derived from billing an existing customer for its annual HCO enrollment notification fee resulting from the expansion of its HCO program during June 2015.

MPN Fees

MPN fee revenues for the six months ended June 30, 2015 were $555,813 compared to $512,034 for the six months ended June 30, 2014, an increase of $43,779.  Although MPN revenues increased by 9%, MPN employee enrollment increased by 13%.  The increase in MPN revenues of 9% resulted primarily from adding three new customers and increases in revenues from six existing customers. As mentioned above, in July 2015 we substantially ceased doing all business with a major MPN customer. This customer contributed approximately $542,000 in MPN revenues during the 12 month-period ended December 31, 2014.

NCM Fees

During the six months ended June 30, 2015 and 2014, NCM revenues were $479,539 and $511,463, respectively. The decrease of $31,924 was the result of a decrease in the number of NCM cases handled, mainly from existing customers.

Other Fees

Other fees during the six-month periods ended June 30, 2015 and 2014 consisted of revenues derived primarily from network access and claims repricing services and lien representation fees.  Other fee revenues for these periods were $317,835 and $164,850, respectively.

Network Access and Repricing Fees

Our network access and claims repricing fees are generated from certain customers who have access to our network and who split with Medex the cost savings generated from their PPOs.  During the six months ended June 30, 2015 and 2014 network access and claims repricing fee revenues generated were $272,417, and $164,850, respectively. This increase of $107,567 was primarily the result of one customer realizing higher savings by using our network.

Lien Representation Fees

During the six months ended June 30, 2015 we recorded lien representation fees totaling $45,418 compared to none during the same period a year earlier. At this time there is no assurance that lien representation fees will continue to grow at rates currently being realized.

Expenses

Total expenses for the six months ended June 30, 2015 and 2014 were $3,005,709 and $2,703,937, respectively. The increase of $301,772 was the result of increases in depreciation, bad debt, outsource service fees, salaries and wages, consulting fees, insurance, data maintenance and general and administrative expense, partially offset by decreases in professional fees.

Bad Debt Provision

During the six-month periods ending June 30, 2015 and 2014 we recorded a bad debt provision of $16,927 and $9,140, respectively, as a result of potential uncollectible account receivables.  At June 30, 2015 and December 31, 2014 our allowances for bad debt balances were $57,510 and $40,510, respectively.

Consulting Fees

During the six months ended June 30, 2015 consulting fees increased to $178,525 from $152,220 during the six months ended June 30, 2014.  This increase of $26,305 was primarily the result of increased IT consultant fees, an addition of a temporary administrative consultant in January 2015 who was terminated after one month of service and annual increases in consulting fees for two consultants in January 2015.

Salaries and Wages

Salaries and wages increased $139,961 or 12% to $1,318,906 during the six months ended June 30, 2015 compared with the six months ended June 30, 2014.  The increase in salaries and wages was primarily due to hiring new employees as detailed above.

Professional Fees

For the six months ended June 30, 2015 we incurred professional fees of $215,939 compared to $228,532 during the six months ended June 30, 2014.  This 6% decrease in fees is primarily the result of decreased fees paid for field case management services and legal expenses, partially offset by increases in medical consulting fees, directors’ fees and other professional fees.

Insurance

During the six months ended June 30, 2015 we incurred insurance expenses of $172,982, an increase of $30,102 over the same six-month period of 2014.   The increase was mostly the result of increased group health, vision and dental insurance costs resulting from the hiring of new employees in PHCO, Medex, MMC and MMM and increases in our workers’ compensation and network security liability insurance. We do not expect a material increase during the remainder of the 2015 fiscal year.

Outsource Service Fees

As discussed above, outsource service fees consist of costs incurred by our subsidiaries in outsourcing its UR, MBR and NCM services.  We incurred $667,552 and $666,015 in outsource service fees during the six-month periods ended June 30, 2015 and 2014, respectively.  The increase of $1,537 was the result of the increased number of UR and MBR reviews conducted by our outsource service providers.

Data Maintenance

During the six months ended June 30, 2015 we experienced an overall MPN and HCO employee enrollment increase of 19% when compared to the same period a year earlier.  While overall enrollment increased 19%, data maintenance fees increased 167% or $67,862 during the six months ended June 30, 2015.  The increase of $67,862 in data maintenance fees was primarily attributable to data maintenance costs incurred for an existing customer’s annual HCO enrollment requirements resulting from the expansion of its HCO program locations during June 2015.

General and Administrative

General and administrative expenses increased 13% to $297,609 during the six months ended June 30, 2015 compared to $262,707 during the same period in 2014.  The increase in general and administrative expenses was mainly attributable to increases in advertising expense, auto expense, dues and subscriptions, rent expense, equipment repairs, IT enhancement, equipment rent, and travel and entertainment expense, partially offset by decreases in office supplies, postage and delivery, vacation expense and miscellaneous general and administrative expenses.  Provided we increase our customer base over the remaining months of 2015, current levels of general and administrative expenses may marginally increase.

Income from Operations

As a result of the 7% increase in total revenue during the six months ended June 30, 2015, which was substantially offset by an 11% increase in total expenses during the six months ended June 30, 2015, our income from operations was essentially unchanged during the six-month period ended June 30, 2015 when compared to the same period in 2014.

Income Tax Provision

As a result of realizing income before taxes, we made provision for our income tax obligations of $676,957 and $675,019 for the six months ended June 30, 2015 and 2014, respectively.  Our income tax provision for the six months ended June 30, 2015 was $1,938 greater than during the comparable period 2014, primary the result of recording a $1,086 tax adjustment in June 2015 for the year 2012.  The effective tax rate resulting from the income tax provision has remained substantially the same for the comparable periods in 2015 and 2014, ranging from 41.61% to 41.75%.

Net Income

During the six months ended June 30, 2015 total revenues of $4,630,203 were higher by $303,323 when compared to the same period in 2014.   This increase in total revenues was offset by increases in total expenses of $301,772 resulting in income from operations of $1,624,494 compared to income from operations of $1,622,943 during the six months ended June 30, 2014.  We realized net income of $947,342 for the six months ended June 30, 2015, compared to net income of $947,226, during the six months ended June 30, 2014.  We anticipate net income through the remainder of fiscal 2015 will be lower compared to fiscal 2014, due to the loss of several major clients. As discussed elsewhere in this report, the loss of our third-party UR partner in February 2015, Companion, our major MBR customer, in June 2015, and one major MPN customer in July 2015 are the primary reasons for we expect our current trend of lower revenues to continue during the remaining quarters of fiscal 2015 when compared same periods in fiscal 2014.  Although the loss of these customers will substantially impact our net income going forward, the addition of a new MPN customer in April 2015, two significant HCO customers in June 2015, and three MPN customers starting the third quarter of 2015 should partially offset the recent customer losses discussed herein. Generally, new customers are added throughout the year and other customers terminate from the program for a variety of reasons. We have no assurances that we will continue to add new customers or lose existing customers during the remaining months of 2015.

Liquidity and Capital Resources

As of June 30, 2015 we had cash on hand of $3,618,333 compared to $2,946,025 at December 31, 2014.  The $672,308 increase in cash on hand is primarily the result of increases in our net income, bad debt provision, depreciation and unearned revenues and decreases in accounts receivable and other assets, partially offset by increases in our prepaid income tax and prepaid expense, and decreases in our accounts payable, accrued expense, income tax payable and deferred rent expense combined with purchases of treasury stock, computers, furniture and equipment and payments of our obligations under capital lease. Barring a significant downturn in the economy, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.

We currently have planned certain capital expenditures during the remainder of fiscal 2015 to accommodate our growth.  We do not anticipate this will require us to seek outside sources of funding.  We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing.  There is no assurance that we could be successful in obtaining equity or debt financing on favorable terms, or at all.

We are currently engaged in a stock repurchase program pursuant to which our board of directors has allocated up to $500,000 for the repurchase of currently issued and outstanding common stock of the Company.  As of June 30, 2015, we had repurchased approximately 3,125 shares for approximately $102,625.  Our stock repurchase program is scheduled to expire on November 30, 2015.  Our board of directors may extend the term of the program beyond the current expiration date, or terminate the program at any time prior to the current expiration date, or increase the amount of funds allocated for the purchase of common stock, in its sole discretion.

Cash Flow

During the six months ended June 30, 2015 cash was primarily used to fund operations. We had a net increase in cash of $672,308 during the six months ended June 30, 2015 compared to an increase in cash of $783,943 during the six months ended June 30, 2014.  See below for additional discussion and analysis of cash flow.

	For the six months ended June 30,
	2015 (unaudited)	2014 (unaudited)

Net cash provided by operating activities	$813,032	$847,619
Net cash used in investing activities	(27,736)	(57,212)
Net cash used in financing activities	(112,988)	(6,464)

Net increase in cash	$672,308	$783,943

During the six months ended June 30, 2015 net cash provided by operating activities was $813,032 compared to net cash provided by operating activities of $847,619 during the six months ended June 30, 2014.  As discussed herein we realized net income of $947,342 during the six months ended June 30, 2015, compared to net income of $947,226 during the six months ended June 30, 2014.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of June 30, 2015:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment (1)	$26,726	$18,415	$8,311	$-	$-
Office Leases (2) (4)	99,655	99,655	-	-	-
Total Operating Leases	$126,381	$118,070	$8,311	$-	$-

Capitalized Leases:
Capitalized Equipment Leases (3)	$1,193	$1,193	$-	-	-
Total Capitalized Equipment Leases	$1,193	$1,193	$-	-	-
Less amounts representing interest	(7)	(7)	-	-	-
Total Principal	$1,186	$1,186	$-	$-	$-

See below for additional discussion and analysis of material contractual commitments including subsequent event in item (4).

(1)
In October 2013 we entered into a 36 month operating lease for an office copy machine with monthly payments at $160.93. In December 2013 we leased two document scanners with monthly operating lease payments of $206.93 each for 36 months. In February 2014 we entered into a 36 month operating lease for an office copy machine with monthly payments at $960.

(2)	As of June 30, 2015, the following is our annual base rent for our current office space throughout the remaining term of the lease:

Rent Period	Annual Rent Payments
Jul. 1 to Dec. 31, 2015	$74,741
Jan. 1 to Feb. 29, 2016	24,914
Total	$99,655

(3)
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

(4)
Subsequent to the quarter end, on July 23, 2015 we entered into a new 79 month lease (the “New Lease”) with our current landlord with an estimated commencement date of September 1, 2015.  Because the New Lease was entered into subsequent June 30, 2015, our obligations under the New Lease are not included in the table above.  These obligations are, however, reflected in the table to this footnote and should be considered when taking into account our current contractual commitments moving forward.  Our principal executive offices are located at 1201 Dove Street, suite 300.  We currently lease approximately 5,159 and 1,640 rentable square feet (the “Current Premises”) located in suites 300 and 375, respectively, consisting of a total of 6,799 rentable square feet with the termination date of February 29, 2016. The lease for the Current Premises will terminate on the commencement date of the New Lease. Upon commencement of the New Lease, our lease obligation for suite 375 consisting of 1,640 rentable square feet will terminate and no longer be in effect. To replace suite 375, we have leased suite 350 consisting of 4,280 rentable square feet (the “Expansion Premises”).  Under the terms of the New Lease, we now lease the Current Premises (less suite 375) and the Expansion Premises, for a total of 9,439 rentable square feet (the “Combined Premises”).  The Combined Premises will serve as our principal executive offices, as well as, the principal offices of our operating subsidiaries, Medex, IRC, MLS, MMM and MMC.

Following is the base annual rent payment schedule for the Combined Premises under the New Lease:

Rent Period	Annual Rent Payment
Sep.1 to Dec. 31, 2015	$73,704
Jan. 1 to Dec. 31, 2016	237,713
Jan. 1 to Dec. 31, 2017	228,329
Jan. 1 to Dec. 31, 2018	257,874
Jan. 1 to Dec. 31, 2019	244,942
Jan. 1 to Dec. 31, 2020	275,996
Jan. 1 to Dec. 31, 2021	261,932
Jan. 1 to Mar. 31, 2022	48,705
Total	$1,629,195

Off-Balance Sheet Financing Arrangements

As of June 30, 2015 we had no off-balance sheet financing arrangements.

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

Management reviews each agreement in accordance with the provision of the revenue recognition topic ASC 605 that addresses multiple-deliverable revenue arrangements.  The multiple-deliverable arrangements entered into consist of bundled managed care which includes various units of accounting such as network solutions and patient management which includes managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis.  The selling price for each unit of accounting is determined using a contract price.  When our customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis.  Revenue is recognized as the work is performed in accordance with our customer contracts. Based upon the nature of our products, bundled managed care elements are generally delivered in the same accounting period.  We recognize revenue for patient management services ratably over the life of the customer contract. We estimate, based upon prior experience in managed care, the deferral amount from when the customers claim is received to when the customer contract expires.   Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.  At June 30, 2015 and 2014 we recognized $40,754 and $0, respectively in billings made in advance, requiring deferral of revenue.

Accounts Receivables and Bad Debt Allowance – In the normal course of business we extend credit to our customers on a short-term basis.  Although the credit risk associated with these customers is minimal, we routinely reviews our accounts receivable balances and make provisions for doubtful accounts.  We age our receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, we charge off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At June 30, 2015 and December 31, 2014, our bad debt reserve of $57,510 and $40,510, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of June 30, 2015 and December 31, 2014 are as follows:

	6/30/15	12/31/14
Customer A	23%	25%
Customer B	22%	22%
Customer C	11%	0%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information about the Company’s stock purchases on a monthly basis for the quarter ended June 30, 2015:

For the months	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum dollar value of shares that may yet be purchased under the plans or programs(3)
April 1, 2015 to April, 2015	2,422	$32.84	2,422	$330,882
May 1, 2015 to May 31, 2015	-	$-	-	$-
June 1, 2015 to June 30, 2015	443	$29.84	443	$317,262
Total	2,865	$32.37	2,865	$317,262

(1)	Reflects executed price, exclusive of brokers’ commissions and fees.
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

Subsequent to June 30, 2015, pursuant to the publicly announced plan, we have repurchased an additional 406 shares at a weighted average execution price (exclusive of brokers’ commission and fees) of approximately $30.63

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

Exhibit 101
The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	August 12, 2015	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	August 12, 2015	/s/ Fred Odaka
Fred Odaka Chief Financial Officer