Form 10-Q
period 2015-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2015-11-12
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015

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

As of November 10, 2015 the registrant had 794,072 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$3,281,140	$2,946,025
Accounts receivable, net of allowance of $67,260 and $40,510	1,508,168	1,868,181
Deferred tax asset	77,059	77,059
Prepaid income taxes	240,359	2,703
Prepaid expenses	88,178	77,278
Total current assets	5,194,904	4,971,246

Property and Equipment, net
Computer equipment	294,405	222,240
Furniture and fixtures	149,541	92,191
Office equipment	27,160	27,160
Office equipment under capital lease	-	63,923
Total property and equipment	471,106	405,514
Less: accumulated depreciation and amortization	(245,472)	(226,329)
Net property and equipment	225,634	179,185

Other Assets	26,788	8,158
Total assets	$5,447,326	$5,158,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$133,925	$240,214
Accrued expenses	282,477	261,510
Income tax payable	4,867	9,348
Current obligations under capital lease	-	8,151
Deferred rent expense	258	14,332
Dividend payable	133,420	-
Unearned revenue	40,904	-
Total current liabilities	595,851	533,555

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock, $0.001 par value 50,000,000 shares authorized at September 30, 2015 and December 31, 2014; 802,424 shares issued, (794,072 outstanding net of treasury shares) and 802,424 shares issued, (800,396 outstanding net of treasury shares), respectively	794	800
Additional paid-in capital	623,637	623,631
Treasury stock at cost (8,269 shares and 2,028 shares at September 30, 2015 and December 31, 2014), respectively	(254,057)	(76,715)
Retained earnings	4,481,101	4,077,318
Total stockholders’ equity	4,851,475	4,625,034
Total liabilities and stockholders’ equity	$5,447,326	$5,158,589

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended September 30,		For nine months ended September 30,
	2015	2014	2015	2014

Revenues:
UR fees	$1,027,893	$1,362,283	$3,004,023	$3,063,833
MBR fees	201,903	526,341	855,089	1,444,524
HCO fees	273,089	260,069	920,789	778,869
MPN fees	224,128	285,415	779,941	797,449
NCM fees	216,216	242,376	695,755	753,839
Other	126,352	76,032	444,187	240,882
Total revenues	2,069,581	2,752,516	6,699,784	7,079,396

Expenses:
Depreciation and amortization	16,011	12,642	44,686	35,408
Bad debt provision	9,750	15,851	26,677	24,991
Consulting fees	90,063	76,790	268,588	229,010
Salaries and wages	555,666	699,096	1,874,572	1,878,041
Professional fees	99,418	109,871	315,357	338,403
Insurance	83,283	82,155	256,265	225,035
Outsource service fees	295,507	658,233	963,059	1,324,248
Data maintenance	11,819	12,953	120,413	53,685
General and administrative	139,035	133,449	436,644	396,156
Total expenses	1,300,552	1,801,040	4,306,261	4,504,977

Income from operations	769,029	951,476	2,393,523	2,574,419

Other expense
Interest expense	(6)	(258)	(201)	(956)
Total other expense	(6)	(258)	(201)	(956)

Income before taxes	769,023	951,218	2,393,322	2,573,463

Income tax provision	319,992	395,803	996,949	1,070,822

Net income	$449,031	$555,415	$1,396,373	$1,502,641

Basic and fully diluted earnings per share:
Earnings per share amount	$.57	$.69	$1.76	$1.87
Weighted average common shares outstanding	794,072	802,424	794,072	802,424

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,396,373	$1,502,641
Adjustments to reconcile net income to net cash:
Depreciation and amortization	44,686	35,408
Changes in operating assets and liabilities
Increase (decrease) in bad debt provision	26,750	(327)
Decrease (increase) in accounts receivable	333,263	(567,614)
(Increase) in other assets	(18,630)	(5,544)
(Increase) decrease in prepaid income tax	(237,656)	6,568
(Increase) in prepaid expenses	(10,900)	(6,703)
(Decrease) increase in accounts payable	(106,289)	225,270
Increase in accrued expenses	20,967	56,170
(Decrease) increase in income tax payable	(4,481)	153,121
(Decrease) in deferred rent expense	(14,074)	(5,448)
Increase in unearned revenue	40,904	-
Net cash provided by operating activities	1,470,913	1,393,542

Cash flows used in investing activities
Purchases of computers, furniture and equipment	(91,135)	(69,855)
Net cash used by investing activities	(91,135)	(69,855)

Cash flows used in financing activities
Purchase of treasury stock	(177,342)	-
Issuance of cash dividend	(859,170)	-
Payment of obligation under capital lease	(8,151)	(9,787)
Net cash used in financing activities	(1,044,663)	(9,787)
Increase in cash	335,115	1,313,900
Cash at beginning of period	2,946,025	1,265,535
Cash at end of period	$3,281,140	$2,579,435
Supplemental Cash Flow Information
Cash paid for:
Interest	$205	$959
Income taxes paid	$1,239,086	$911,134
Non-cash financing and investing activities:
Dividend payable	$133,420	$-

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2014

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.  The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At September 30, 2015 and December 31, 2014, our bad debt reserve of $67,260 and $40,510, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of September 30, 2015 and December 31, 2014 are as follows:

	9/30/15	12/31/14
Customer A	38%	25%
Customer B	20%	22%

Reclassifications – Certain 2014 balances have been reclassified to conform to the 2015 presentation.  The reclassifications have had no effect on the financial position, operations or cash flows for the quarter ended September 30, 2015.

NOTE 2 – SHAREHOLDERS’ EQUITY

On September 4, 2015, our board of directors declared a special one-time cash dividend of $1.25 per share payable to the record holders of our common stock on September 14, 2015.  On September 14, 2015, excluding treasury shares, we had 794,072 shares of common stock issued and outstanding.  The payment date of the dividend was September 24, 2015.  As of September 30, 2015, the amount paid from the dividend was $859,170 with $133,420 payable.  This payable has been accrued and included in dividend payable on the balance sheet.

NOTE 3 – SUBSEQUENT EVENTS

In a letter dated October 23, 2015, AmTrust North America (“AmTrust”), who is the Company’s largest customer, notified the Company it is terminating the services provided by the Company effective 60 days from the date of the letter.  The reason given in the termination letter was due to AmTrust’s changing business needs. Under the Company’s current contract, the Company provides UR, NCM and MPN services to AmTrust. The loss of this customer will significantly impact the Company’s profitability and liquidity until such time as the Company is able to replace the revenues generated from this customer. During the nine-month period ended September 30, 2015 UR, NCM and MPN fees generated from this customer were $2,223,965, $563, and $58,140, respectively.  During the nine-month period ended September 30, 2014 UR, NCM and MPN fees generated from this customer were $1,426,760, $0, and $40,205.  For the fiscal year 2014 we recorded revenues totaling $1,804,095 for all services provided to AmTrust.

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

As of 2014, California (with the highest claims costs in the nation per claim) costs for workers’ compensation claims are 188% above the median for all states, and 33% higher than the number two state, Connecticut.  Medical costs per claim have risen since 2005 by $30,000 per claim.  The use of the highly administered Company medical cost control tools listed above greatly diminishes costs for unnecessary and prolonged medical treatment.  In addition, our network of specially selected and overseen providers are competent in returning injured workers back to modified or full duty in the most expeditious manner, thus saving costs for temporary disability payments.

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

Lien Representation

We reinstated our lien representation services through MLS during the fourth quarter of 2014.  There were two reasons for this decision: 1) in 2014 lien activation fees were declared unconstitutional by California courts, as a result the number of significant lien filings are increasing; 2) in November 2014 we were retained by a public sector employer to provide lien representation services.  We retained a lien defense unit manager and a hearing representative in January 2015 with plans to expand our lien representation operations during 2015. During September 2015, our lien defense unit manager and lien defense administrator resigned.  The vacant positions were filled in October 2015 by two existing personnel within the Company.

Results of Operations

Comparison of the three months ended September 30, 2015 and 2014

Revenue

During the three month period ended September 30, 2015 total revenues decreased 25% to $2,069,581 compared to $2,752,516 for the three-month period ended September 30, 2014.  For the three month period ended September 30, 2015 UR, MBR, MPN and NCM revenues decreased by 25%, 61%, 21%, and 11%, respectively, compared to the same period in 2014 while HCO and Other revenues were higher by 5% and 66%, respectively.

As of September 30, 2015 we had approximately 453,000 total enrollees in our HCO and MPN programs.  Enrollment consisted of approximately 142,000 HCO enrollees and 311,000 MPN enrollees.  By comparison as of September 30, 2014 we had approximately 638,000 total enrollees, including approximately 85,000 HCO enrollees and 553,000 MPN enrollees.  Many of our HCO and MPN clients also use the other services we offer, but we also have customers that don’t use our HCO or MPN services.

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

UR Fees

During the three-month period ended September 30, 2015 UR revenues decreased by $334,390 to $1,027,893 when compared to the same period a year earlier.  Commencing in March 2014 we began providing overflow utilization review services to a third-party partner to assist them in reducing their backlog. This third-party partner contributed $1,184,270 towards our overall UR revenues during the 2014 fiscal year.  On February 28, 2015 we were notified by our third-party partner that their backlog overflow business was caught up.  While they have not terminated their service agreement with us, we have received no overflow business from this third-party partner since that time.  During the three-month period ended September 30, 2014 we recorded $632,130 of this overflow revenue.  We recorded $0 overflow revenue from this third-party partner during the three-month period ended September 30, 2015.  Currently we have no way to predict whether the third-party partner will build up a backlog in the future, and if it does, whether it will again retain us to help it work through any such backlog.

Excluding UR fees generated from our third-party partner, during the three months ended September 30, 2015 and 2014 we generated $1,027,893 and $730,153 of UR fee revenue, respectively.  This increase of $297,740 was a result of AmTrust increasing its UR volume, which was partially offset by fewer numbers of UR bills submitted by several of our other customers.

As discussed in the notes to our condensed consolidated financial statements, in a letter dated October 23, 2015, AmTrust, our largest customer, notified us that it will be terminating the services we provide them effective 60 days from the date of the letter.  The loss of this customer and our third-party partner will have a significant negative impact on our revenue, profitability and liquidity until such time as we are able to replace the revenue generated from these customers. With the impending loss of AmTrust business in December 2015, we anticipate UR fees and total revenues will be significantly impacted as early as our fourth fiscal quarter of 2015 and throughout 2016.  During the three-month periods ended September 30, 2015 and 2014 UR fees generated from AmTrust were approximately $794,235 and $440,225, respectively.

MBR Fees

For the three months ended September 30, 2015 MBR revenues decreased by $324,438 to $201,903 when compared to the same period a year earlier.   As previously reported, in October 2014 Companion Property and Casualty Insurance Company (“Companion”), one of our significant customers, notified us that subject to certain closing conditions, including necessary governmental and regulatory approvals, it would be acquired by Enstar Group Limited (“Enstar”).  Enstar announced the completion of this acquisition on January 27, 2015.  We anticipated Enstar would take in-house all of the business Companion had been outsourcing to MMC.  Effective June 1, 2015, Companion ceased using our MBR services.  As a result of this transaction, we had no MBR fee revenues from Companion during the three-month period ended September 30, 2015. For the same period in 2014 we recorded MBR revenues totaling $311,249 from Companion.  As a result of the loss of Companion as a customer, we anticipate MBR fees will be significantly lower throughout the remainder of fiscal 2015 compared to fiscal 2014.  While the loss of Companion will have a significant negative impact on total MBR fee revenue in 2015, setting aside the loss of Companion as a customer, MBR fees from our other MBR customers have decreased by approximately 6% during the three months ended September 30, 2015 when compared to the same period in 2014.  We will continue our efforts to expand sales to existing MBR customers and to attract new MBR customer in our efforts to, at least partially, replace the lost revenue from Companion.

HCO Fees

HCO employee enrollment was 67% higher during the three months ended September 30, 2015 compared to the same period 2014, while HCO fees increased 5% to $273,089.  HCO employee enrollment fluctuates throughout the year.  As new employees are enrolled or existing employees are renewed, we generate HCO annual notification fees. During the second quarter 2015, one existing customer increased its employee enrollment by approximately 71%, which is the principal reason for the higher HCO employee enrollment during the three months ended September 30, 2015.  The annual notification fees were earned in second fiscal quarter 2015. Therefore, increases and decreases in HCO employee enrollment may not directly correspond to increases and total HCO fee revenue.

MPN Fees

MPN fee revenue for the three months ended September 30, 2015 was $224,128 compared to $285,415 for the three months ended September 30, 2014, a decrease of $61,287.  The decline in MPN revenues of 22% resulted mainly from the loss of one of our major MPN customer in July 2015. The loss of this customer impacted our MPN revenues by approximately $132,978 during our 2015 third quarter when compared to the same quarter in 2014.  This decrease of $132,978 was partially offset by increases of approximately $71,691 in MPN revenues from new and existing customers which resulted in the net decrease of $61,287.  Correspondingly, for the three months ended September 30, 2015 when compared to the same period in 2014, MPN enrollment decreased by approximately 242,000 to 311,000, resulting primarily from the loss of this customer.

As discussed in this report, AmTrust, will cease using our MPN services in December 2015.  During the three months ended September 30, 2015 and 2014 AmTrust contributed $30,345 and $17,400 in MPN fee revenues, respectively.  MPN enrollment will be negatively impacted by approximately 106,000 enrollees with the pending loss of AmTrust.  With the loss of AmTrust, we expect MPN revenues to be lower beginning as early as the fourth quarter of fiscal 2015 and throughout 2016 unless we are able to add new customers.

NCM Fees

During the three-month periods ended September 30, 2015 and 2014, NCM revenues were $216,216 and $242,376, respectively.  The decrease in revenue of $26,160 was primarily the result of fewer numbers of claims filed by our customers’ enrollees which reduced the number of cases we processed during the three-month period ended September 30, 2015.  During the three-month period ended September 30, 2015 and 2014 NCM fees generated from AmTrust were minimal, so we do not anticipate the loss of the AmTrust business to have a significant impact on NCM fee revenue in future periods.

Other Fees

Other fees consist of revenues derived from lien service and network access and claims repricing services.  Revenues for the three-month periods ended September 30, 2015 and 2014 were $126,352 and $76,032 respectively.

Network Access and Repricing Fees

Our network access and claims repricing fees are generated from various customers who have access to our network and split with Medex the cost savings generated from their PPO.  Revenues for the three-month periods ended September 30, 2015 and 2014 were $119,474 and $76,032 respectively.  The increase of $43,442 was primarily the result of one customer having higher savings realized from using our network.

Lien Representation Fees

During the quarter ended September 30, 2015 we recorded lien representation fees totaling $6,878 compared to none during the same period a year earlier.  MLS commenced offering lien representation services in February 2012, but scaled back its operations in January 2013 as a result of the potential negative impact of Senate Bill 863.  Based on changes made by the DWC, MLS reinstated its lien representation services during the fourth quarter 2014.  There were two reasons for our decision: 1) lien activation fees have been declared unconstitutional by the California courts, so the number of significant lien filings is increasing; 2) in November 2014 a public sector employer retained MLS to provide it lien representation services.  At this time there is no assurance that lien representation fees will continue to grow at rates currently being realized.  The lien manager and lien administrative assistant resigned in September 2015 and were replaced by transferring personnel from MMC.

Expenses

Total expenses for the three months ended September 30, 2015 and 2014 were $1,300,552 and $1,801,040, respectively.  The decrease of $500,488 was the result of decreases in bad debt provision, salaries and wages, professional fees, outsource service fees and data maintenance expense, partially offset by increases in depreciation, consulting fees, insurance and general and administrative.

Bad Debt Provision

During the three months ended September 30, 2015 and 2014 we recorded bad debt expense of $9,750 and $15,851, respectively.  The decrease of $6,101 in bad debt expense was the result of lower uncollectible receivables.

Consulting Fees

During the three months ended September 30, 2015 consulting fees increased to $90,063 from $76,790 during the three months ended September 30, 2014.  This increase of $13,273 was primarily the result of increased IT fees and increases in other consulting fees.

Salaries and Wages

Salaries and wages decreased $143,430 or 21% to $555,666 during the quarter ended September 30, 2015 compared to $699,096 during the quarter ended September 30, 2014.  The decrease in salaries and wages was due to terminations partially offset by new hires and salary increases.  Medex hired a vice president of operations in August 2015.  In June 2015 the operational manager of MMC resigned. We terminated an HCO manager and a marketing coordinator in August 2015.  During the second half of 2014, to handle the spike in demand for utilization review services, MMC hired 14 new employees, of those 14, 2 remain with MMC as of the date of this report.  Additionally, MLS terminated two employees in September 2015. The Company employed 35 and 48 full time employee as of September 30, 2015 and 2014.

Professional Fees

For the three months ended September 30, 2015 we incurred professional fees of $99,418 compared to $109,871 during the three months ended September 30, 2014.  This 10% decrease in fees was primarily the result of lower professional fees paid for field case services which was partially offset by higher legal fees.

Insurance

During the three months ended September 30, 2015 we incurred insurance expenses of $83,283, a $1,128 increase over the three-month period ended September 30, 2014.  The increase was the result of increased group health, vision and dental insurance costs.  We do not expect a material increase during the remainder of this fiscal year.

Outsource Service Fees

Outsource service fees consist of costs incurred in outsourcing UR and MBR services and certain NCM services.  We do not, at this time, have enough volume to justify creating our own UR and MBR in-house staff.  Instead, we utilize outside vendors to provide specific services for our clients, charging additional fees over and above those paid to our outside vendors for administration and coordination of UR, MBR and NCM services directly to the clients.  Typically our outsource service fees increase and decrease in correspondence with the level of MBR and UR services, and some NCM services, we provide to our customers.  In times when the level of MBR or UR services rendered increases, we typically experience higher outsource service fees, and when the level of services we render decreases, we typically experience lower outsource service fees.  We incurred $295,507 and $658,233 in outsource service fees during the three months ended September 30, 2015 and 2014, respectively.  The decrease of $362,726 was mainly the result of the decrease in outsourced UR work from the overflow business from our third-party partner and the loss of Companion in June 2015. We anticipate an additional significant decrease in outsource service fees in 2016 as a result of the loss of AmTrust business starting in December 2015.

Data Maintenance

During the three-month periods ended September 30, 2015 and 2014 data maintenance fees were $11,819 and $12,953 respectively.  The decrease in data maintenance fees was primarily attributable to decreased levels of renewals from existing customers during the quarter ended September 30, 2015 when compared to the same period a year earlier.

General and Administrative

General and administrative expenses increased 4% to $139,035 during the three-month period ended September 30, 2015.  This increase of $5,586,was primarily attributable to increases in advertising, dues and subscriptions, IT enhancement, moving expense, shareholders’ expense and miscellaneous general and administrative expenses, partially offset by decreases in equipment rent expense, office rent, travel and entertainment and vacation expense.

Income from Operations

As a result of the $682,935 decrease in total revenue during the three-month period ending September 30, 2015, which was partially offset by the $500,488 decrease in total expenses during the same period, our income from operations decreased $182,447 or 19% during the three-month period ended September 30, 2015 when compared to the same period in 2014.

Income Tax Provision

We realized income before taxes of $769,023 during the three-month period ended September 30, 2015 compared to $951,218 during the three-month period September 30, 2014.  As a result, we realized a $75,811, or 19%, decrease in our income tax provision.

Net Income

Net income for the three-month periods ended September 30, 2015 and 2014 was $449,031 and $555,415, respectively.  Based on current information, we expect the trend of lower revenues for the remaining quarter of 2015 to continue when compared to the same periods in 2014 which will also impact our net income.  As discussed throughout this report, with the loss of our third-party UR partner in February 2015, Companion, our major MBR customer, in June 2015, one major MPN customer in July 2015 and the anticipated loss of AmTrust in December 2015 we expect the trend of lower revenues to continue throughout 2016..  Although the loss of these customers will substantially impact our net income during the balance of fiscal 2015 and in 2016, the addition of a new MPN customer in April 2015, two significant HCO customers in June 2015, and three MPN customers starting the third quarter 2015 will partially offset the recent customer losses discussed above.  Generally, new customers are added throughout the year and other customers terminate from the program for a variety of reasons. We have no assurances that we will continue to add new customers or lose existing customers.

Comparison of the nine months ended September 30, 2015 and 2014

Revenue

Total revenues decreased 5% to $6,669,784 during the nine-month period ended September 30, 2015 from $7,079,396 for the same period a year earlier.  Compared to the nine months ended September 30, 2014, HCO and Other revenues for the nine months ended September 30, 2014 increased by 18% and 84%, respectively, while UR, MBR, MPN and NCM revenues were lower by 2%, 41%, 2% and 8%, respectively.

UR Fees

During the nine-month period ended September 30, 2015, UR revenues decreased $59,810 to $3,004,023 when compared to the same period a year earlier.  During the nine-month periods ended September 30, 2015 and 2014 we recorded $13,355 and $884,925 in overflow revenues, respectively, from our third-party partner, who, as discussed above, resolved its backlog as of the end of February 2015.  During the nine months ended September 30, 2015 and 2014 UR fees from our other UR customers increased $811,760.  This increase was a result of our largest UR customer, AmTrust, increasing its UR volume partially offset by fewer numbers of UR bills submitted by several of our other customers.

As discussed elsewhere in this report, our largest customer, AmTrust, will be terminating our services on, or about, December 22, 2015.  The loss of this customer will have a significant negative impact the Company’s revenue, profitability and liquidity until such time as the Company is able to replace the revenues generated from AmTrust. We anticipate UR fees and total revenues will be significantly impacted beginning as early as the fourth quarter of 2015 and throughout 2016.  During the nine-month period ended September 30, 2015 and 2014, UR revenue fees generated from AmTrust were $2,223,965 and $1,426,760, respectively.  Unless we are able to attract additional new customers over the remaining months of fiscal 2015 and during 2016, UR revenues will be considerably lower in those periods compared to the comparable prior year periods.

MBR fees

For the nine-month period ended September 30, 2015 MBR revenues decreased by $589,435 to $855,089 when compared to the same period a year earlier.   As a result of the loss of Companion as a customer in June 2015, we anticipate MBR fees will be significantly lower throughout the remainder of fiscal 2015 and into 2016.  MBR fee revenue from Companion during the nine-month periods ended September 30, 2015 and 2014 were $328,689 and $948,506 or 38% and 66%, of total MBR revenues, respectively.  While the loss of Companion has significantly negatively impacted total MBR fee revenue in 2015, MBR fee revenue from our other customers has increased approximately 6% during the first nine months of 2015 when compared to the same period in 2014.  We have and will continue our efforts to, at least partially, replace the lost revenue from Companion.

HCO Fees

During the nine months ended September 30, 2015 and 2014 HCO fee revenues were $920,789 and $778,869, respectively.  During the nine months ended September 30, 2015 HCO revenues increased 18% and HCO employee enrollment increased 67% when compared to the same period a year earlier. The increase in HCO fee revenues of $141,920 was primarily attributable to revenues derived from billing an existing customer for its annual HCO enrollment notification fee resulting from the expansion of its HCO program during June 2015.

MPN Fees

MPN fee revenues for the nine months ended September 30, 2015 and 2014 were $779,941 and $797,449, respectively, a decrease of 2%.   As mentioned above, in July 2015 we substantially ceased doing all business with a major MPN customer. This customer contributed approximately $542,000 in MPN revenues during the 12 month-period ended December 31, 2014. During the nine months ended September 30, 2015 and 2014, this customer contributed MPN fee revenues of $298,222 and $393,037, respectively.  MPN enrollment decreased 44% during the first three quarters of 2015 primarily as a result of the loss of this customer.

During the nine months ended September 30, 2015 and 2014 AmTrust contributed $58,140 and $40,205 in MPN fee revenues, respectively. With the loss of AmTrust, we anticipate we will lose approximately 106,000 MPN enrollees in December 2015 resulting from the loss of this customer. Unless we have a significant influx of new MPN enrollees, we expect MPN fee revenue to be lower for the duration of fiscal 2015 and in 2016.

NCM Fees

During the nine months ended September 30, 2014 and 2013 NCM revenues were $695,755 and $753,839, respectively. This decrease of $58,084 was result of fewer claims filed by our customers’ enrollees which reduced the number of cases we processed during the nine-month period ended September 30, 2015. During the nine-month periods ended September 30, 2015 and 2014 NCM fee revenues generated from AmTrust were minimal.

Other Fees

Other fees during the nine-month periods ended September 30, 2015 and 2014 consisted of revenues derived primarily from network access and claims repricing services and lien representation fees.  Other fee revenues for these periods were $444,187 and $240,882, respectively.

Network Access and Repricing Fees

During the nine month periods ended September 30, 2015 and 2014 network access and claims repricing fee revenues generated were $391,892 and $240,882, respectively. This increase of $151,010 or 63% was primarily the result of one customer realizing higher savings by using our network.  There is no assurance that the current rate of increase will continue over the remaining months of 2015.

Lien Representation Fees

During the nine months ended September 30, 2015 we recorded lien representation fees totaling $52,295 compared to none during the same period a year earlier. At this time there is no assurance that lien representation fees will continue to grow at rates currently being realized.

Expenses

Total expenses for the nine months ended September 30, 2015 and 2014 were $4,306,261 and $4,504,977, respectively.  The decrease of $198,716 was the result of decreases in salaries and wages, professional fees and outsource service fees, partially offset by increases in depreciation, bad debt provision, consulting fees, insurance, data maintenance expense and general and administrative expense.

Bad Debt Provision

During the nine-month periods ending September 30, 2015 and 2014 we recorded a bad debt provision of $26,677 and $24,991, respectively, as a result of potential uncollectible account receivables.  At September 30, 2015 and December 31, 2014 our allowances for bad debt balances were $67,260 and $40,510, respectively.

Consulting Fees

During the nine months ended September 30, 2015 consulting fees increased to $268,588 from $229,010 during the nine months ended September 30, 2014.  This increase of $39,578 was primarily the result of increased IT consultant fees, the addition of a temporary administrative consultant in January 2015 who was terminated after one month of service and annual increases in consulting fees for two consultants in January 2015.

Salaries and Wages

Salaries and wages were $1,874,572 and $1,878,041 for the nine months ended September 30, 2015 and 2014, respectively.  The decrease in salaries and wages of $3,469 was primarily due to a net decrease in employees as detailed above.

Professional Fees

For the nine months ended September 30, 2015 we incurred professional fees of $315,357 compared to $338,403 during the nine months ended September 30, 2014.  This 7% decrease in fees was primarily the result of decreased NCM fees partially offset by higher medical consulting fees, legal fees and board of directors’ fees.

Insurance

During the nine months ended September 30, 2015 we incurred insurance expenses of $256,265, an increase of $31,230 over the same nine-month period of 2014.   The increase was mostly the result of increased group health, vision and dental insurance costs resulting from the hiring of new employees in PHCO, Medex, MMC and MMM and increases in our workers’ compensation and network security liability insurance. We do not expect a material increase during the remainder of the 2015 fiscal year.

Outsource Service Fees

 As discussed above, outsource service fees consist of costs incurred by our subsidiaries in outsourcing its UR, MBR and NCM services, and typically tend to increase and decrease in correspondence with increases and decreases in UR, MBR and NCM services.  We incurred $963,059 and $1,324,248 in outsource service fees during the nine-month periods ended September 30, 2015 and 2014, respectively.  The decrease of $361,189 was largely the result of the decreased number of UR and MBR reviews conducted by our outsource service providers, resulting primarily from loss business for our third-party UR partner and Companion as discussed above.  We anticipate our outsource service fees will continue to move in correspondence with the level of UR, MBR and NCM services we provide in the future.  As discussed above, we anticipate significant reduction in outsource service fees as a result of the expected loss of AmTrust business starting in December 2015.

Data Maintenance

For the nine months ended September 30, 2015 and 2014 we incurred data maintenance expense of $120,413 and $53,685, respectively or an increase of 124%. During the nine months ended September 30, 2015 we experienced an HCO employee enrollment increase of 67% when compared to the same period a year earlier.  This data maintenance fees increase was primarily attributable to data maintenance fees incurred for an existing customer’s annual HCO enrollment requirements resulting from the expansion of its HCO program locations during June 2015.

General and Administrative

General and administrative expenses increased 10% to $436,644 during the nine months ended September 30, 2015 when compared to the same period of 2014.  The increase in general and administrative expense was primarily attributable to increases in advertising, auto expense, dues and subscription, employment agency fees, equipment repairs, IT enhancement expense, license and permits, moving expense, printing and reproduction expense, equipment rent, shareholders’ expense and travel and entertainment, partially offset by decreases in office supplies, postage and delivery, telephone expense, office rent, vacation expense and miscellaneous general and administrative expense.  We expect current levels of general and administrative expenses to marginally increase during the remainder of this fiscal year.

Income from Operations

The 5% decrease in total revenue during the nine-month period ended September 30, 2015 outpaced the 4% decrease in total expenses during the nine-month period ended September 30, 2015 to result in a 7% decrease in income from operations during the nine-month period ended September 30, 2015 when compared to the same period in 2014.

Income Tax Provision

As a result of realizing income before taxes, we made provision for our income tax obligations for the nine months ended September 30, 2015 and 2014.  Our income tax provision for the nine months ended September 30, 2015 was 7% lower than during the comparable period 2014 to reflect the 7% decrease in income before taxes realized during the nine months ended September 30, 2015. The effective tax rate resulting from the income tax provision of 41.61% has remained the same for the comparable periods in 2015 and 2014.

Net Income

During the nine months ended September 30, 2015 total revenues of $6,699,784 were lower by $379,612 when compared to the same period in 2014.   This decrease in total revenues was partially offset by decreases in total expenses of $198,716 resulting in income from operations of $2,393,523 compared to income from operations of $2,574,419 during the nine months ended September 30, 2014.  We realized net income of $1,396,373 for the nine months ended September 30, 2015, compared to net income of $1,502,641, during the nine months ended September 30, 2014.  We anticipate net income through the remainder of fiscal 2015 will be lower compared to fiscal 2014, due to the loss of three major clients during the first nine months of 2015. As discussed in this report, the loss of our third-party UR partner in February 2015, Companion, our major MBR customer, in June 2015, one major MPN customer in July 2015 and the expected loss of AmTrust in December 2015 are the primary reasons we expect our current trend of lower revenues to continue during the remaining quarter of fiscal 2015 and throughout 2016 when compared to the comparable prior year periods.  Although the loss of these customers will substantially impact our net income going forward, the addition of a new MPN customer in April 2015, two significant HCO customers in June 2015, and three MPN customers starting the third quarter of 2015 should help to partially offset the recent customer losses.  We have no assurances that we will continue to add new customers during the remaining months of 2015.

Liquidity and Capital Resources

As of September 30, 2015 we had cash on hand of $3,281,140 compared to $2,946,025 at December 31, 2014.  The $335,115 increase in cash on hand is primarily the result of net cash provided by our operating activities partially offset by cash used in investing activities and cash used in financing activities. Net cash provided by our operating activities was the result of our net income, decreases in accounts receivable and increases in depreciation, bad debt provision, accrued expenses, dividend payable and unearned revenues, partially offset by decreases in accounts payable, income tax payable and deferred rent expense and increases in prepaid income tax, prepaid expenses and other assets.  The $21,280 increase in cash used in investing activities was the result of purchases of computers, furniture and equipment.  Cash used in in financing activities increased $1,034,876 as a result of the issuance of a special one-time dividend and the purchase of treasury stock.  Barring a significant downturn in the economy or the continued loss of major customers, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.

We currently have planned certain capital expenditures during the remainder of fiscal 2015 resulting from our office expansion in September 2015.  We do not anticipate this will require us to seek outside sources of funding.  We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing.  There is no assurance that we could be successful in obtaining equity or debt financing on favorable terms, or at all.

On September 1, 2015, based upon the recommendation of management, the board of directors of the Company announced the termination of the Company’s stock repurchase program.  Our stock repurchase program was scheduled to expire on November 30, 2015.  The board of directors had allocated up to $500,000 for the repurchase of currently issued and outstanding common stock of the Company.  As of September 30, 2015, we had repurchased 8,269 shares for approximately $254,057.

On September 4, 2015, our board of directors declared a special one-time cash dividend of $1.25 per share payable to the record holders of our common stock on September 14, 2015.  On September 14, 2015, excluding treasury shares, we had 794,072 shares of common stock issued and outstanding.  The payment date of the dividend was September 24, 2015.  As of September 30, 2015, the amount paid from the dividend was $859,170 with $133,420 payable.  This payable has been accrued and included in dividend payable on the balance sheet.

Cash Flow

During the nine months ended September 30, 2015 cash was primarily used to pay dividends, purchase treasury stock, and   fund operations. We had a net increase in cash of $335,115 during the nine months ended September 30, 2015.  See below for additional discussion and analysis of cash flow.

	For the nine months ended September 30,
	2015 (unaudited)	2014 (unaudited)

Net cash provided by operating activities	$1,470,913	$1,393,542
Net cash used in investing activities	(91,135)	(69,855)
Net cash used in financing activities	(1,044,663)	(9,787)

Net increase in cash	$335,115	$1,313,900

During the nine months ended September 30, 2015 net cash provided by operating activities was $1,470,913 compared to net cash provided by operating activities of $1,393,542 during the nine months ended September 30, 2014.  As discussed herein we realized net income of $1,396,373 during the nine months ended September 30, 2015 compared to net income of $1,502,641 during the nine months ended September 30, 2014.

 Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of September 30, 2015:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment (1)	$22,122	$18,415	$3,707	$-	$-
Office Leases (2)	1,659,474	231,542	481,672	516,408	429,852
Total Operating Leases	$1,681,596	$249,957	$485,379	$516,408	$429,852

(1)
In October 2013 we entered into a 36 month operating lease for an office copy machine with monthly payments at $160.93. In December 2013 we leased two document scanners with monthly operating lease payments of $206.93 each for 36 months. In February 2014 we entered into a 36 month operating lease for an office copy machine with monthly payments at $960.

(2)
On July 23, 2015 we entered into a new 79 month lease (the “New Office Lease”) with our current landlord with the commencement date being September 28, 2015.  Prior to July 23, 2015, we leased approximately 5,159 and 1,640 rentable square feet (the “Prior Premises”) located in suites 300 and 375, respectively, consisting of a total of 6,799 rentable square feet.  The lease for the Prior Premises was terminated on September 28, 2015.  Upon commencement of the New Lease, our lease obligation for suite 375 consisting of 1,640 rentable square feet terminated and is no longer in effect. To replace suite 375, we leased suite 350 consisting of 4,280 rentable square feet (the “Expansion Premises”).  Under the terms of the New Office Lease, we now lease suite 300 and the Expansion Premises, for a total of 9,439 rentable square feet (the “Combined Premises”).  The Combined Premises will serve as our principal executive offices, as well as, the principal offices of our operating subsidiaries, Medex, IRC, MLS, MMM and MMC.

(3)
In August 2012 we entered into a capital lease arrangement whereby we leased office server equipment for $38,380.  The asset was recorded on our balance sheet under office equipment under capital lease and our liability incurred under the lease was recorded as current and noncurrent obligations under capital lease.  The lease arrangement is for a term of 36 months at level rents with capital interest rate at 7.5%. The term of this capital lease arrangement expired in July 2015.

Following is the base annual rent payment schedule for the Combined Premises under the New Office Lease:

Rent Period	Annual Rent Payment
Oct.1 to Dec. 31, 2015	$55,277
Jan. 1 to Dec. 31, 2016	237,713
Jan. 1 to Dec. 31, 2017	228,330
Jan. 1 to Dec. 31, 2018	257,874
Jan. 1 to Dec. 31, 2019	244,942
Jan. 1 to Dec. 31, 2020	275,996
Jan. 1 to Dec. 31, 2021	261,932
Jan. 1 to Mar. 31, 2022	97.410
Total	$1,659,474

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

Management reviews each agreement in accordance with the provision of the revenue recognition topic ASC 605 that addresses multiple-deliverable revenue arrangements.  The multiple-deliverable arrangements entered into consist of bundled managed care which includes various units of accounting such as network solutions and patient management which includes managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis.  The selling price for each unit of accounting is determined using a contract price.  When our customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis.  Revenue is recognized as the work is performed in accordance with our customer contracts. Based upon the nature of our products, bundled managed care elements are generally delivered in the same accounting period.  We recognize revenue for patient management services ratably over the life of the customer contract. We estimate, based upon prior experience in managed care, the deferral amount from when the customers claim is received to when the customer contract expires.   Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.  At September 30, 2015 and 2014 we recognized $40,904 and $0, respectively in billings made in advance, requiring deferral of revenue.

Accounts Receivables and Bad Debt Allowance — In the normal course of business we extend credit to our customers on a short-term basis.  Although the credit risk associated with these customers is minimal, we routinely reviews our accounts receivable balances and make provisions for doubtful accounts.  We age our receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, we charge off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At September 30, 2015 and December 31, 2014, our bad debt reserve of $67,260 and $40,510, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of September 30, 2015 and December 31, 2014 are as follows:

	6/30/15	12/31/14
Customer A	38%	25%
Customer B	20%	22%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.  Risk Factors

We believe there have been no material changes to the risk factors disclosed in Part I, “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 30, 2015.  These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely impact our business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information about the Company’s stock purchases on a monthly basis for the quarter ended September 30, 2015:

For the months	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum dollar value of shares that may yet be purchased under the plans or programs(3)
July 1, 2015 to July 31, 2015	306	$32.47	306	$306,998
August 1, 2015 to August 31, 2015	2,810	$20.75	2,810	$246,943
September 1, 2015 to September 30, 2015	-	$-	-	$-
Total	3,116	$21.90	3,116	$-

(1)	Reflects executed price, exclusive of brokers’ commissions and fees.
(2)	On November 26, 2014, we announced that our board of directors adopted a share repurchase program (“Repurchase Program”) that commenced on December 1, 2014.
(3)
On September 1, 2015, based upon the recommendation of management, the board of directors of the Company terminated the Company’s Repurchase Program.  Our stock Repurchase Program was scheduled to expire on November 30, 2015. Under the Repurchase Program the board of directors had allocated up to $500,000 for the repurchase of currently issued and outstanding common stock of the Company.  As of September 30, 2015, we had repurchased 8,269 shares for approximately $254,057.  Effective September 1, 2015, the board of directors of the Company approved the termination of the Repurchase Program.

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

Exhibit 101
The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	November 12, 2015	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	November 12, 2015	/s/ Fred Odaka
Fred Odaka Chief Financial Officer