Form 10-K
period 2015-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2016-03-30
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2015 was approximately $9,528,100.

As of March 16, 2016 the issuer had 800,000 shares of its $.001 par value common stock outstanding.

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

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this annual report on Form 10-K that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to statements about future demand for the products and services we offer, changes in the composition of the products and services we offer, the impact of the loss of one or more significant customers, our ability to add new customers to replace the loss of current customers, future revenues, expenses, results of operations, liquidity and capital resources or cash flows, or our actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; cost reduction efforts by our existing customers; competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; our ability to retain existing customers and to attract new customers; price increases; employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

Forward-looking statements are predictions and not guarantees of future performance or events.  Forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature, is dynamic and subject to rapid and possibly abrupt change.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon.  We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise (other than pursuant to reporting obligations imposed on registrants pursuant to the Exchange Act) to reflect subsequent events or circumstances.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this annual report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “Commission”).

PART I

ITEM 1.  BUSINESS

Company History

Pacific Health Care Organization, Inc. is a Utah corporation incorporated in 1970.  Through Medex we manage and administer Health Care Organizations and Medical Provider Networks in the state of California.  Through IRC we participate in the business of creating legal agreements for the implementation and administration of Workers’ Compensation Carve-Outs for California employers with collective bargaining units.  Through MMC we oversee and manage our utilization review and managed bill review business.  Through MMM we oversee and manage our nurse case management services.  Through MLS we offer lien representation and Medicare Set Aside services to our clients.

Business of the Company

We are a specialty workers’ compensation managed care company providing a range of services for self-administered employers, insurers, third party administrators, municipalities and others.  Our clients are primarily located in the state of California, although we have processed bill reviews in 31 other states from our customers as well.  Workers’ compensation costs continue to increase due to rising medical costs, inflation, fraud and other factors.  Medical and indemnity costs associated with workers’ compensation in the state California are billions of dollars annually.  Our focus goes beyond the medical cost of claims.  Our goal is to reduce the entire cost of the claim, including medical, legal and administrative costs.  As noted above, through our subsidiary companies we provide a range of effective workers’ compensation cost containment services, including but not limited to:

·	Health Care Organizations (“HCOs”)
·	Medical Provider Networks (“MPNs”)
·	HCO + MPN
·	Workers’ Compensation Carve-Outs
·	Utilization Review (“UR”)
·	Medical Bill Review (“MBR”)
·	Nurse Case Management (“NCM”)
·	Network Access and Claims Repricing
·	Lien Representation Services
.	Medicare Set Aside (“MSA”)

According to studies conducted by auditing bodies on behalf of the California Division of Workers’ Compensation, (“DWC”) the two most significant cost drivers for workers’ compensation are claims frequency and medical treatment costs.  It is the latter that our services impact.

As of the end of December 31, 2014, according to the Workers’ Compensation Insurance Rating Bureau of California,  California (with the highest claims costs in the nation per claim) continues reporting costs for workers’ compensation claims that are well in excess of 188% above the median for all states.  Medical costs per claim have risen since 2005 by nearly $30,000 per claim.  SB 863, which was an attempt to reduce costs in California, has had little demonstrated results. The use of the highly administered Company medical control tools listed above greatly diminishes costs for unnecessary and prolonged medical treatment.  In addition, our network of specially selected and overseen providers are competent in returning injured workers back to modified or full duty in the most expeditious manner, thus saving costs for temporary disability payments.

While the goal of services we perform is to deliver the highest quality of timely medical care under state guidelines, we also focus on ensuring that the provision of such care significantly reduces the costs associated with payment for claims.

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

The MPN program substantially allows medical control by the employer client for the life of the claim because the employee must stay within the MPN network for treatment.  The employer client, however, has full control of only the initial treatment following which, the employee can treat with anyone in the network.  In addition, the MPN statutes and regulations allow the injured worker to dispute treatment decisions, leading to second and third opinions, and then a review by an independent medical reviewer, whose decision can result in the employer client losing medical control.

Unlike HCOs, MPNs are not assessed annual fees and have no annual enrollment notice delivery requirements.  As a result, there are fewer administrative costs associated with an MPN program, which allows MPNs to market their services at a lower cost than HCOs.  For this reason, many clients opt to use the less complicated MPN even though the employer client has less control over employee claims.

HCO + MPN

As a licensed HCO and MPN, in addition to offering HCO and MPN programs, we are also able to offer our clients a combination of the HCO and MPN programs.  Under this plan model an employer would enroll its employees in the HCO program; if the employee requires continued treatment for his/her injury subsequent to the HCO medical control period, the employer can then enroll the employee into the MPN program.  This allows employers to take advantage of both programs.  We believe that we are currently the only entity that offers both programs together in a combination program.

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

Our credentialed registered nurses have expertise in various clinical areas and extensive backgrounds in workers’ compensation.  This combination allows our nurses the opportunity to facilitate medical treatment while understanding the nuances of workers’ compensation, up to and including litigation.  By providing these services through MMM we contribute to effective delivery of medical treatment assuring the injured worker receives quality treatment in a timely and appropriate manner to return the worker to gainful employment.

Network Access and Repricing Fees

Our network access and claims repricing fees are generated from certain customers who have access to our network and who split with Medex the cost savings generated from their PPOs.

Lien Representation

Through MLS we offer our customers comprehensive lien representation services from negotiation to litigation, including filing petitions for reconsideration.  Our lien representation services offer high potential savings for our clients.

Medicare Set Aside

In December 2015, MLS commenced offering MSA services for Workers’ Compensation claims which is a financial agreement that allocates a portion of a workers’ compensation settlement to pay for future medical services related to the worker related injury, illness, or disease.  The purpose of the Medicaid Set Aside arrangement is to provide fund to the injured party to pay for future medical expenses that would otherwise be covered by Medicare.  This program affords our clients an effective way to overcome complications after settlement and avoids unnecessary costs attached to the claim.

Significant Customers

We provide services to insurers, third party administrators, self-administered employers, municipalities and other industries.  We are able to provide our full range of services to virtually any size employer in the state of California.  We are also able to provide to our significant customers UR, MBR, NCM, network access fee and MSA services both inside and outside the state of California.

 During 2015, AmTrust North America (“AmTrust”) and Carl Warren & Company (“Carl Warren”) accounted for approximately 31% and 13%, respectively, of our total sales.  During 2014, AmTrust, Companion Property and Casualty Insurance Co. (“Companion”) and Prime Health Services, Inc. (“Prime”), previously reported as our third-party partner for UR services, accounted for approximately 19%, 13% and 13%, respectively of our total sales.

As previously reported, effective June 1, 2015, Companion ceased using our MBR services following its acquisition by a third party and the decision to take its business in-house.  As a result, we realized no MBR fee revenues from Companion during the six-month period ended December 31, 2015.

As previously reported, during the fourth quarter 2015, AmTrust, the Company’s largest customer, notified the Company it would be terminating the services provided by the Company in December 2015.  AmTrust cited changing business needs in its termination letter as the reason for termination.  The Company was providing UR, NCM, MPN and network access fee services to AmTrust. We anticipate the loss of AmTrust will significantly impact our profitability and liquidity until such time as we are able to replace the revenues generated from AmTrust. During the twelve-month period ended December 31, 2015 and 2014 fees generated from AmTrust were approximately $2,564,042 and $1,804,095, respectively.

Competition

We were one of the first commercial enterprises capable of offering HCO services and MPN services in California.  Now there are many companies who compete in this market.  Many of these competitors may have greater financial, research and marketing experience and resources than we do, and they may therefore represent substantial long-term competition.  As of December 31, 2015, in California there were nine certified health care organization licenses issued to six companies. We own two of the nine licenses.  This translates into five direct HCO competitors.  Only three of these HCO competitors, however, are currently writing HCO business due to the complexity of the HCO regulations and minimal requirements for establishing MPNs.  By contrast, there were in excess of 2,242 approved MPNs in the state of California according to the DWC MPN website, (last update January 7, 2016), 97 of which we administer.  Also, our customers may establish the in-house capability of performing the services we offer.  If we are unable to compete effectively, it will be difficult for us to retain current customers or add new customers, and our business, financial condition, and results of operations could be materially and adversely affected.

We recently obtained approvals for four MPN filings that are based solely on our status and our expertise.  These do not require partnership with any payer, whether carrier or self-insured, and may be readily offered for any client without the delays that were encountered before these regulations were changed.

We rely on our well-trained and knowledgeable in-house professionals to identify, market and sell our services to insurers, third party administrators, self-administered employers, insurers and others to whom we offer and sale our services. We contract directly with medical providers based on quality determinations rather than the provision of discounted medical services. We believe this provides us a competitive advantage because we can market a direct relationship with providers who have demonstrated expertise in treating work related injuries and writing credible medical reports rather than relying on third party relationships or discounts alone.

We offer both HCO and MPN programs to potential clients, as well as an HCO/MPN combination model, which we believe also gives us a competitive advantage, because of the manner in which the network was created.  While some of our competitors offer either HCO or MPN services, to our knowledge, none of our competitors offers this type of HCO/MPN combination model, nor, in our opinion, do they have the legal and medical expertise to administer one.

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

Employees

Including the employees of our subsidiaries, as of March 16, 2016 we employed 36 people, all of which are employed on a full-time basis.  We also use the services of a number of consultants.  In addition, all officers work on a full-time basis.  Over the next twelve months, we anticipate hiring additional employees only if business revenues increase and our operating requirements warrant such hiring.

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other filings pursuant to Sections 13, 14 and 15(d) of the Exchange Act, and amendments to such filings with the Commission.  The public may read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Commission maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other Commission filings.  We also post an electronic copy of our annual report on Form 10-K on our website www.pacifichealthcareorganization.com, which you can view or download free of charge.  Materials posted on our website are not part of this report.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors, together with the other information contained in this report and the other reports we file with the Commission, in evaluating us and an investment in our common stock.  The risks described below are the material risks, although not the only risks, relating to us and our common stock.  If any of the following risks and uncertainties develop into actual events, these events could have a material adverse effect on our business, financial condition, results of operations or cash flows. You should not draw any inference as to the magnitude of any particular risk from its position in the following discussion.

A significant percentage of our revenue is generated from a few customers, the loss of one or more of which could have a material impact on our results of operations, cash flows and financial condition.

Sales to our top two customers accounted for approximately 43% of total revenue in 2015, and sales to our top three customers accounted for 45% of total revenue in 2014.  One customer accounted for 30% of the Company’s total revenue in 2015. Three customers accounted for approximately 43% of our accounts receivable balance as of December 31, 2015, and three customers accounted for approximately 55% of our accounts receivable balance as of December 31, 2014.  One customer accounted for approximately 19% and 25%, respectively, of our accounts receivable balance at year end 2015 and 2014.  A significant amount of revenue is received from a relatively small group of our customers.  As discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, as of January 2015, one of these customers was acquired by another company.   This resulted in the loss of this customer and the revenue it generated.  As also discussed in Item 7, during 2014, we generated approximately 56% of our UR revenues (approximately $1.2 million) from a third-party partner we were assisting to work through its backlog.  As of the end of February 2015, Prime notified us that it had worked through its entire backlog.  We have received no additional overflow business from this third-party partner since the end of February 2015.  Currently, we have no way to predict whether Prime will send us additional work in the future, or the volume of any work it might send.  In a letter dated October 23, 2015, our largest customer, AmTrust notified us it would be terminating the services provided by the Company before the end of 2015.  The loss of this customer has significantly impacted our profitability and liquidity during the fiscal year ended December 31, 2015. During the twelve-month period ended December 31, 2015 and 2014, fees generated from this customer were approximately $2,564,042 and $1,804,095 respectively.  We anticipate the loss of these customers will continue to have a significant negative impact until such time as we are able to find new customers to replace the revenue generated from Prime and AmTrust.

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

Most of our customer contracts permit either party to terminate without cause.  As we are currently experiencing, if several customers terminate, or do not renew or extend their contracts with us, our results could be materially adversely affected. Many organizations in the insurance industry have consolidated and this could result in the loss of one or more of our customers through a merger or acquisition, as we recently experienced with one of our significant customers.  Additionally, we could lose customers due to competitive pricing pressures or other reasons.

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

As noted above, we are in the business of assisting our employer customers control the cost of their employee workers’ compensation claims.  While we believe that factors, including the quality of care provided to the employee, the rapidity at which the employee returns to work, and the service provided to the customer, play a part in the selection and retention process of our customers, we understand that price is a primary determining factor in whether an employer customer selects or retains our services.  While our competitors may offer direct fees less than those we charge, they have traditionally added fees to their other associated services.  If our competitors are able to reduce the cost at which they provide services, we anticipate that we would have to likewise reduce the cost at which we provide our services or risk losing employer customers.  Either outcome could have a material adverse impact on our business, results of operations and financial condition.

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

As a result of the economic downturn that moderately continues, the economy is still performing at a level slightly below anticipated.  This has led to some job compression and fewer work-related injuries.  If this condition exacerbates over the long-term, it could have a material adverse impact on our financial condition and results of operations.

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

Failure to maintain our licenses could materially adversely impact our business.

We require licenses to operate our HCO and MPN networks in the state of California.  If the state of California were to determine that there exists a failure to comply with the licensure requirements, it has the authority to deny, suspend or revoke our licenses.  If our licenses were suspended or revoked, we would no longer be able to operate our HCO and/or MPN networks.  In addition to the reduction in revenue we would experience from the loss of our HCO and/or MPN operations, the other services we offer would likely also be significantly negatively impacted as many or the customers for our UR, MBR and NCM services come from our HCO and MPN clientele.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our customers of the amounts they owe us for services performed.  We are exposed to the credit risk of our customers, including the risk of bankruptcy, and are subject to losses from uncollectable accounts receivables.  Though we evaluate and attempt to monitor our customers’ financial condition, there is no guarantee that we will accurately assess their creditworthiness.  Even if they are creditworthy, they may delay payments in an effort to manage their cash flow.  Financial difficulties or business failure experienced by one or more of our significant customers could have a material adverse affect on our ability to collect receivables, our results of operations and our cash flows.

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

Tom Kubota, our Chief Executive Officer, President and Chairman of the board of directors beneficially owns approximately 60% of our outstanding common stock.  As a result, Mr. Kubota is able to exercise significant control over all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions.  From time to time, Mr. Kubota’s interests may diverge from your interest.

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

The price and trading volume of our common stock may be volatile, which may negative affect the value and liquidity of your shares.

The market price of our common stock may be highly volatile and subject to wide fluctuations.  During the twelve month period ended December 31, 2015, the low bid price for our common stock was $7.40 per share and the high bid price was $42.50 per share.  Our common stock is currently quoted on the OTC Markets, which is generally a thinly traded market that lacks the liquidity of certain other public markets.  Additionally, there are a limited number of our shares of common stock outstanding, which may further limit the liquidity of our shares.  Moreover, in the past, stock markets have experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets resulting in changes in the market price of the stock of many companies, which may not have been directly related to the operating performance of those companies.  We cannot assure you that the market price for our common stock will not fluctuate or decline significantly in the future or that there will be sufficient trading volume in our common stock to allow you to sell your shares in the market when you desire to do so.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 2.  PROPERTIES

In July 2015, we entered into a 79 month lease, which commenced on September 28, 2015, for approximately 9,439 square feet of office space located at 1201 Dove Street, Suites 300 and 350 Newport Beach California, 92660.  This space serves as our principal executive offices, as well as, the principal offices of our subsidiaries, Medex, IRC, MLS, MMM and MMC.  We believe this space will be sufficient for our needs for the foreseeable future.

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

	High	Low

Fiscal year ended December 31, 2015

Fourth Quarter	$22.90	$7.40
Third Quarter	$31.00	$16.25
Second Quarter	$34.01	$29.05
First Quarter	$42.50	$30.00

Fiscal year ended December 31, 2014

Fourth Quarter	$50.00	$33.10
Third Quarter	$68.00	$43.51
Second Quarter	$67.00	$39.39
First Quarter	$36.00	$22.80

Holders

As of March 16, 2016, we had approximately 292 shareholders of record holding 800,000 shares of our common stock.  The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing houses.

Dividends

On September 4, 2015, our board of directors declared a special one-time cash dividend of $1.25 per share payable to the record holders of our common stock on September 14, 2015.  On September 14, 2015, excluding treasury shares, we had 794,072 shares of common stock issued and outstanding.  The payment date of the dividend was September 24, 2015.  As of December 31, 2015, we had made dividend payments of $933,605 with $58,985 payable (subject to shareholders submitting the necessary documentation to claim their dividend payment.)  This payable has been accrued and included as dividend payable on the balance sheet.  Prior to September 2015, we had not declared a cash dividend on any class of equity and the board of directors does not currently have plans to declare cash dividends in the future.

Our ability to pay dividends is subject to limitations imposed by Utah law.  Under Utah law, dividends may not be made if, after giving effect to the dividend; a) the company would be unable to pay its debts as they become due in the usual course of business; or b) the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of any holders of preferential rights whose rights are superior to those receiving the dividend.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2015, we did not sell any securities which were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchaser, purchased any of our equity securities during the quarter ended December 31, 2015.

ITEM 6.  SELECTED FINANCIAL DATA

This information is not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2015 and 2014, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 26 of this annual report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations, liquidity and capital resources.  Our actual results, liquidity and capital resources may vary from the results anticipated by these statements.  Please see “Cautionary Statement Regarding Forward-Looking Statements” on page 4 of this annual report on Form 10-K.

Results of Operations

Comparison of the years ended December 31, 2015 and 2014

Revenue

Total revenues during the year ended December 31, 2015, decreased 13% to $8,224,474 compared to the year ended December 31, 2014.  While total revenues decreased by 13%, the total number of employee enrollees decreased by 47% as of December 31, 2015, compared to December 31, 2014.

As of December 31, 2015, we had approximately 351,000 total enrollees.  Enrollment consisted of approximately 145,000 HCO enrollees and 206,000 MPN enrollees.  By comparison as of December 31, 2014, we had approximately 659,000 total enrollees, including approximately 87,000 HCO enrollees and 572,000 MPN enrollees.

The net increase during 2015, in HCO employee enrollment of approximately 58,000 when compared to the previous year was primarily the result of several existing HCO customers increasing their enrollment and the addition of one new customer.  MPN employee enrollment decreased by approximately 365,000 enrollees resulting primarily from the loss of several customers, including Amtrust and a reduction in enrollment from several of our MPN self-insured clients.

 Total revenues decreased 13% during 2015, when compared to 2014.  During 2015, HCO and Other revenues increased 21% and 79%, respectively, as MPN, UR, MBR, NCM, and other revenues decreased by 14%, 17%, 46%, and 5%, respectively.  Other revenues consisted of revenues derived primarily from network claims repricing services, lien representation fees and MSA revenues   While we realized a 13% decrease in our total revenue during the year ended December 31, 2015, for reasons discussed elsewhere in this report, the loss of revenues during 2015, resulting from the termination of Amtrust, Companion and Prime will continue to have significant negative impact on our revenue during 2016 and until we are able to replace the revenue generated from these customers.  Unless we are able to attract additional new customers during 2016, we anticipate revenues will be considerably lower in 2016, than in 2015.

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

UR Fees

During the year ended December 31, 2015, UR revenues decreased $701,990 to $3,458,398.  During the years ended December 31, 2015 and 2014, we recorded $10,735 and $1,184,270 in overflow revenues, respectively, from Prime.  In February 2015, we were notified by Prime that their backlog of overflow business was caught up.  While they have not terminated their service agreement with us, we have received no overflow business from this third-party partner since that time. Currently we have no way to predict whether Prime will build up a backlog in the future, and if it does, whether it will again retain us to help it work through any such backlog. The decrease in UR revenues of $701,990 was the result of lower revenues realized by Prime and other customers partially offset by higher UR revenues received from Amtrust.

As discussed above, during the fourth quarter 2015, AmTrust, our largest customer, terminated the services we were providing to them.  We anticipate the loss of AmTrust and overflow work from Prime will have a significant negative impact on UR fees, revenue, profitability and liquidity during 2016, and until such time as we are able to replace the revenue generated from these customers.  During 2015 and 2014, UR fees generated from AmTrust were approximately $2,564,042 and $1,804,095, respectively.

MBR fees

During the twelve months ended December 31, 2015, MBR revenues decreased by $832,862 to $988,731.   This was largely the result of the loss of Companion as a customer in June 2015.  With the loss of Companion, we anticipate MBR fees will be significantly lower throughout 2016.  MBR fee revenue from Companion during the twelve month periods ended December 31, 2015 and 2014, were $330,429 and $1,163,275 or 33% and 64%, of total MBR revenue, respectively.   We have and will continue our efforts to, at least partially, replace the lost MBR revenue from Companion.

HCO Fees

During the years ended December 31, 2015 and 2014, HCO fee revenues were $1,268,635 and $1,050,028, respectively.  HCO revenues increased 21% during 2015 and HCO employee enrollment increased 67% when compared to the same period a year earlier. The increase in HCO fee revenues of $218,607 was primarily attributable to revenues derived from billing an existing customer for its annual HCO enrollment notification fee resulting from the expansion of its HCO program during June 2015, and the addition of two new customers.

MPN Fees

MPN fee revenue for 2015, was $947,903 compared to $1,095,988 for 2014, a decrease of 14%.  During the same period, employee enrollment decreased by 64% resulting primarily from client terminations, including Amtrust in December 2015.  In July 2015, we substantially ceased doing all business with one MPN customer that contributed approximately $306,000 and $544,000 in MPN revenues during 2015 and 2014, respectively.  To partially offset the loss of MPN revenue during 2015, we added one new customer in April 2015 and five new customers in July 2015.

NCM Fees

During the twelve-month period ended December 31, 2015 and 2014, NCM revenues were $939,675 and $987,945, respectively. This decrease of $48,270 was the result of fewer claims filed by our customers’ enrollees which reduced the number of cases we processed in 2015. We expect NCM fees to moderately increase beginning the second quarter of 2016, resulting from the addition of new customers and increased volume from existing customers.

Other Fees

Other fees consist of revenues derived from network access and claims repricing, lien representation services, MSA services and worker’s compensation carve-outs provided by Medex, MLS and IRC.  Other fee revenues for the year ended December 31, 2015 and 2014, were $621,132 and $347,053, respectively.

Network Access and Repricing Fees

Our network access and claims repricing fees are generated from certain customers who have access to our network and who split with Medex the cost savings generated from their PPOs.  During the twelve month periods ended December 31, 2015 and 2014, network access and claims repricing fee revenues generated were $555,550 and $340,553, respectively. This increase of $214,997 was primarily the result of one customer realizing higher savings by using our network.  There are no assurances that the current growth rate in the cost savings generated from the access to our network will continue in 2016.

 Lien Representation Fees

During the twelve-month periods ended December 31, 2015 and 2014, lien representation fees were $58,612 and $6,500, respectively.   As a result of changes in California legislation, MLS reinstated its lien representation services in December 2014, which resulted in only one month’s worth of revenue during 2014.  MLS hired a lien defense manager and a lien defense administrator in January 2015.  The lien manager and lien administrative assistant resigned in September 2015 and were replaced by transferring personnel from MMC.  At this time there is no assurance that lien representation fees will continue to grow at rates currently being realized.

MSA Fees

In December 2015, MLS commenced offering Medicare Set Aside services for Workers’ Compensation claims which is a financial agreement that allocates a portion of a workers’ compensation settlement to pay for future medical services related to the worker related injury, illness, or disease.  The purpose of the MSA arrangement is to provide funds to the injured party to pay for future medical expenses that would otherwise be covered by Medicare.  This program affords our clients an effective way to overcome complications after settlement and avoids unnecessary costs attached to the claim. During the twelve-month periods ended December 31, 2015, we recorded MSA revenues totaling $2,550.

Workers Compensation Carve-Outs

Through IRC we seek to create legal agreements for the implementation of workers’ compensation carve-outs for California employers with collective bargaining units and the administration of such programs within the statutory and regulatory requirements.  The California legislature permits employers and employees to engage in collective bargaining over alternative systems to resolve disputes in the workers’ compensation context.   These systems are called carve-outs because the employers and employees covered by such collective bargaining agreements are carved out from the state workers’ compensation system.  During 2015, we recorded a total of $4,420 in carve-out fees. We earned no carve-out fees in 2014.

Expenses

Total expenses for the years ended December 31, 2015 and 2014, were $5,402,263 and $6,165,390, respectively.  The decrease of $809,341 was primarily the result of decreases in bad debt provision, salaries and wages, professional fees and outsource service fees, partially offset by increases in depreciation, consulting fees, insurance, data maintenance expense and general and administrative expense.

Bad Debt

During the years ended December 31, 2015 and 2014, we recorded a bad debt provision totaling $14,417 and $58,856, respectively, to cover potential uncollectible receivables from various customers.  At December 31, 2015 and 2014, our allowances for bad debt balances were $55,000 and $40,510, respectively. The accrual for bad debt provision was higher in 2015, compared to 2014, due to a higher number of potential uncollectable accounts.

Consulting Fees

During the year ended December 31, 2015, consulting fees increased approximately 14% to $370,956 from $324,250 during 2014.  This increase of $46,706 was primarily the result of increased IT consultant fees, the addition of a temporary administrative consultant in January 2015, who was terminated after one month of service and annual increases in consulting fees for two consultants in January 2015.  During December 2015, we added a consultant with the title of Director of Healthcare in Medex.

Salaries and Wages

During the twelve months ended December 31, 2015, salaries and wages decreased $201,871 or 8% to $2,324,977 from $2,526,848 during the same period in 2014. The decrease in salaries and wages was due to terminations partially offset by new hires and salary increases.  In June 2015, the director of managed care and workers compensation of MMC resigned.  Medex hired a vice president of operations in August 2015.  Medex terminated an HCO manager and a marketing coordinator in August 2015.  Additionally, MLS terminated two employees in September 2015.  The vacant positions were filled in October 2015, by two existing personnel within the Company.  The Company employed 35 and 41 full time employees as of December 31, 2015 and 2014, respectively.

Professional Fees

For the year ended December 31, 2015, we incurred professional fees of $395,627 compared to $442,064 during the same period in 2014. This 11% decrease in fees was primarily the result of lower professional fees paid by MMM for field case management services which was partially offset by higher legal fees.

Insurance

During 2015, we incurred insurance expenses of $339,619, an increase of $31,311 when compared to 2014. The increase was mostly the result of higher premiums in workers’ compensation, network security, directors’ and officers’ insurance, together with increases in employee group health insurance costs.

Outsource Service Fees

 Outsource service fees consist of costs incurred by our subsidiaries in outsourcing its UR, MBR and NCM services, and typically tend to increase and decrease in correspondence with increases and decreases in UR, MBR and NCM services.  We incurred $1,094,944 and $1,791,296 in outsource service fees during the twelve-month periods ended December 2015 and 2014, respectively.  The decrease of $696,352 was largely the result of the lower numbers of UR and MBR reviews conducted by our outsource service providers, resulting primarily from lost business from Prime and Companion as discussed above.  We anticipate our outsource service fees will continue to move in correspondence with the level of UR, MBR and NCM services we provide in the future.  As discussed above, we anticipate significant reductions in outsource service fees starting in the first quarter 2016, as a result of the loss of AmTrust’s business.

Data Maintenance

 During the year ended December 31, 2015, we incurred data maintenance fees of $154,524, an increase of $67,340 over 2014.  During the same twelve–month period we experienced an HCO employee enrollment increase of 67% when compared to 2014.  This data maintenance fees increase was primarily attributable to data maintenance fees incurred for an existing customer’s annual HCO enrollment requirements resulting from the expansion of its HCO program locations during June 2015.

General and Administrative

General and administrative expenses increased 3% to $637,945 during the twelve months ended December 31, 2015, when compared to 2014. The increase in general and administrative expense was primarily attributable to increases in advertising, auto expense, dues and subscriptions, equipment repairs, IT enhancement expense, licenses and permits, moving expenses, equipment rent, office rent, loss on employee settlement, and shareholders’ expense, partially offset by decreases in bank charges, office supplies, postage and delivery, telephone expense, vacation expense and miscellaneous expenses.  We expect current levels of general and administrative expenses to marginally increase during 2016.

Income from Operations

As a result of the 13% decrease in total revenue during fiscal 2015, compared to 2014, offset by the 12% decrease increase in total expenses during fiscal 2015, our income from operations decreased 14% during the fiscal year ended December 31, 2015, when compared to the same period in 2014.

Other Expense

During 2015, we realized total other expense of $202, compared to $1,149 during 2014.  This decrease in other expense is the result of lower interest expense incurred in 2015.

Income Tax Provision

Because we realized income from operations of $2,822,211 during the year ended December 31, 2015, compared to $3,297,605 during the year ended December 31, 2014, we realized an $189,753, or 14%, decrease in income tax provision.

Net Income

During the year ended December 31, 2015, total revenues of $8,224,474 were lower by $1,238,521 than during the same period 2014.   This decrease in total revenues was partially offset by decreases in total expenses of $763,127, resulting in income from operations of $2,822,211, compared to income from operations of $3,297,605 during 2014.  We realized net income of $1,677,224 in 2015, compared to net income of $1,961,918 during 2014.  As discussed in this report, with the completion of overflow work from Prime, our third-party UR partner, in February 2015, the closing of the acquisition of Companion, our major MBR customer, and the decision by the new owners to take Companion work in-house, in June 2015, the loss of an MPN customer in July 2015, and the loss of AmTrust in December 2015, we realized lower revenues in 2015.  Although the loss of these customers will substantially impact our revenue and net income going forward, we hope the addition of a new MPN customer in April 2015, two HCO customers in June 2015, and five MPN customers starting the third quarter of 2015 should help to offset some of these recent customer losses.

Liquidity and Capital Resources

As of December 31, 2015, we had cash on hand of $3,834,924 compared to $2,946,025 at December 31, 2014.  The $888,899 increase in cash on hand is primarily the result of net cash provided by our operating activities partially offset by cash used in investing activities and cash used in financing activities. Net cash provided by our operating activities was the result of decreases in our account receivables, deferred tax assets and prepaid expenses and increases in depreciation, bad debt, unearned revenues, partially offset by decreases in our net income, accounts payable, accrued expense, income tax payable, deferred rent and increases in prepaid income tax and other assets.  The $158,325 increase in cash used in investing activities was the result of purchases of computers, furniture and equipment.  Cash used in in financing activities increased $1,119,098 as a result of the issuance of a special one-time cash dividend, the purchase of treasury stock and payment of obligations under capital lease.  Barring a significant downturn in the economy or the continued loss of major customers, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.

We currently have planned certain capital expenditures during 2016, to expand our IT capabilities.  We do not anticipate this will require us to seek outside sources of funding.  We do, however, continue to investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  We anticipate an expansion or acquisition of this sort may require greater capital resources than we currently possess.  Should we need additional capital resources, we most likely would seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing.  There is no assurance that we could be successful in obtaining equity or debt financing on favorable terms, or at all.

On September 1, 2015, based upon the recommendation of management, our board of directors announced the termination of the Company’s stock repurchase program.  Our stock repurchase program was scheduled to expire on November 30, 2015.  The board of directors had allocated up to $500,000 for the repurchase of currently issued and outstanding common stock of the Company.  As of December 31, 2015, we had repurchased 8,269 shares for approximately $254,057.

On September 4, 2015, our board of directors declared a special one-time cash dividend of $1.25 per share payable to the record holders of our common stock on September 14, 2015.  On September 14, 2015, excluding treasury shares, we had 794,072 shares of common stock issued and outstanding.  The payment date of the dividend was September 24, 2015.  As of December 31, 2015, the amount paid for the dividend was $933,605 with $58,985 payable.  This payable has been accrued and included in dividend payable on the balance sheet.

Cash Flow

During the year ended December 31, 2015, cash was primarily used to fund operations, pay dividends, and purchase treasury stock.  We had net increases in cash of $888,899 and $1,680,490 during the years ended December 31, 2015 and 2014, respectively.  See below for additional, discussion and analysis of cash flow.

	December 31, 2015	December 31, 2014

Net cash provided by operating activities	$2,166,323	$1.870,984
Net cash (used in) investing activities	(158,326)	(100,606)
Net cash (used in) financing activities	(1,119,098)	(89,888)
Net increase in cash	$888,899	$1,680,490

Net cash provided by operating activities was $2,166,323 and $1,870,984 in 2015 and 2014, respectively.  The increase of $295,339 in cash flow from operating activities is primarily the result of a decrease in accounts receivable and increases in unearned revenue, depreciation and bad debt provision, partially offset primarily by decreases in net income, accounts payable, accrued expenses and an increase in prepaid income tax.

Net cash used in investing activities was $158,326 and $100,606 in 2015 and 2014, respectively.  Net cash used in investing activities was higher in 2015, because we purchased computers, furniture and equipment for our offices.

Net cash used in financing activities were $1,119,098 and $89,888 in 2015 and 2014, respectively. During 2015, we paid cash dividends totaling $933,605.  We had no similar expense in 2014.  In 2015 and 2014, we purchased 6,241 and 2,028 shares of our treasury stock at a cost of $177,342 and $76,715, respectively.  In 2015, we incurred payments towards our obligation under our capital lease of $8,151 compared to $13,173 in fiscal 2014.

Summary of Material Contractual Commitments as of December 31, 2015

The following is a summary of our material contractual commitments as of December 31, 2015:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment(1)	$19,439	$17,519	$1.920	$-	$-
Office Leases(2)	1,604,197	237,713	486,203	520,938	359,343
Total Operating Leases	$1,623,636	$255,232	$488,123	$520,938	$359,343

(1)
In October 2013, we entered into a 36 month operating lease for an office copy machine with monthly payments at $160.93. In December 2013, we leased two document scanners with monthly operating lease payments of $206.93 each for 36 months. In February 2014 we entered into a 36 month operating lease for an office copy machine with monthly payments at $960.

(2)
On July 23, 2015 we entered into a 79 month lease to lease approximately 9,439 square feet of office space that commenced on September 28, 2015.  This office space serves as our principal executive offices, as well as, the principal offices of our operating subsidiaries, Medex, IRC, MLS, MMM and MMC.

In January 2010, we entered into a capital lease arrangement whereby we leased an office copy machine for $25,543. The asset was recorded on our balance sheet under office equipment under capital lease and our liability incurred under the lease was recorded as current and noncurrent obligations under capital lease.  The lease arrangement was for a term of 48 months at level rents with capital interest rate at 7%.  During January 2015, this office copy machine under our capital lease arrangement was retired.

 In August 2012, we entered into a capital lease arrangement whereby we leased office server equipment for $38,380.  The asset was recorded on our balance sheet under office equipment under capital lease and our liability incurred under the lease was recorded as current and noncurrent obligations under capital lease.  The lease arrangement was for a term of 36 months at level rents with capital interest rate at 7.5%. The term of this capital lease arrangement expired in July 2015.

Off-Balance Sheet Financing Arrangements

As of December 31, 2015, we had no off-balance sheet financing arrangements.

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

Basis of Accounting — We used the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the period ended December 31, 2015.

Revenue Recognition — In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.  Revenues are generated as services are provided to the customer based on the sales price agreed and collected.  We recognize revenue as the time is worked or as units of production are completed, which is when the revenue is earned and realized.  Labor costs are recognized as the costs are incurred.  We derive our revenue from the sale of Managed Care Services, Review Services and Case Management Services.  These services are billed individually as separate components to our customers.

These fees include monthly administration fees, claim network fees, flat rate fees or hourly fees depending on the agreement with the client.  Such revenue is recognized at the end of each month for which services are performed.

Management reviews each agreement in accordance with the provision of revenue recognition topic ASC 605.  Arrangements entered into pursuant to such agreements can consist of bundled managed care which include various units of accounting such as network solutions and patient management which includes managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis and are billed separately.  The selling price for each unit of accounting is determined using the contract price. When our customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis.  Revenue is recognized as the work is performed in accordance with our customer contracts. Based upon the nature of our products, bundled managed care elements are generally delivered in the same accounting period.  We recognize revenue for patient management services ratably over the life of the customer contract.  We estimate, based upon prior experience in managed care, the deferral amount from when the customers claim is received to when the customer contract expires.   Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.

Accounts Receivables and Bad Debt Allowance – In the normal course of business we extend credit to our customers on a short-term basis.  Although the credit risk associated with these customers is minimal, we routinely review our accounts receivable balances and makes provisions for doubtful accounts.  We age our receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, we charge off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At fiscal year ended 2015 and 2014, our bad debt reserve of $55,000 and $40,510, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2015 and 2014, are as follows:

	12/31/15	12/31/14
Customer A	8%	25%
Customer B	11%	8%
Customer C	8%	22%
Customer D	0%	11%
Customer E	18%	4%
Customer F	13%	4%

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

(801) 328-2727     FAX (801) 328-1123

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pacific Health Care Organization, Inc.
Newport Beach, CA

We have audited the accompanying consolidated balance sheets of Pacific Health Care Organization, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Health Care Organization, Inc. as of December 31, 2015 and 2014 and the consolidated results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.
Salt Lake City, Utah
March 30, 2016

Pacific Health Care Organization, Inc.
 Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2015	2014
Current Assets
Cash	$3,834,924	$2,946,025
Accounts receivable, net of allowance of $55,000 and $40,510	1,040,357	1,868,181
Prepaid income tax	245,419	2,703
Deferred tax assets	35,296	77,059
Prepaid expenses	66,200	77,278
Total current assets	5,222,196	4,971,246

Property and Equipment, net
Computer equipment	308,266	222,240
Furniture and fixtures	206,784	92,191
Office equipment	14,800	27,160
Office equipment under capital lease	-	63,923
Total property and equipment	529,850	405,514
Less: accumulated depreciation and amortization	(261,594)	(226,329)
Net property and equipment	268,256	179,185
Other assets	26,788	8,158
Total assets	$5,517,240	$5,158,589

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$63,565	$240,214
Accrued expenses	212,144	261,510
Income tax payable	-	9,348
Current obligations under capital lease	-	8,151
Dividends payable	58,985	-
Unearned revenue	43,329	-
Deferred rent expense	6,891	14,332
Total current liabilities	384,914	533,555

Total Liabilities	384,914	533,555

Commitments and Contingencies

Shareholder's Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized at December 31, 2015 and 2014; 802,424 shares issued (800,000 outstanding net of treasury shares) and 802,424 issued and (800,396 outstanding net of treasury shares), respectively.	800	800
Additional paid-in capital	673,130	623,631
Treasury stock at cost (8,269 shares and 2,028 shares at December 31, 2015 and 2014, respectively)	(254,057)	(76,715)
Deferred stock compensation	(49,499)	-
Retained earnings	4,761,952	4,077,318
Total stockholders’ equity	5,132,326	4,625,034

Total liabilities and stockholders' equity	$5,517,240	$5,158,589

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,
	2015	2014
Revenues
HCO fees	$1,268,635	$1,050,028
MPN fees	947,903	1,095,988
UR fees	3,458,398	4,160,388
MBR fees	988,731	1,821,593
NCM fees	939,675	987,945
Other	621,132	347,053
Total revenues	8,224,474	9,462,995

Expenses
Depreciation	69,254	49,171
Bad debt provision	14,417	58,856
Consulting fees	370,956	324,250
Salaries and wages	2,324,977	2,526,848
Professional fees	395,627	442,064
Insurance	339,619	308,308
Outsource service fees	1,094,944	1,791,296
Data maintenance	154,524	87,184
General and administrative	637,945	577,413

Total expenses	5,402,263	6,165,390

Income from operations	2,822,211	3,297,605

Other expense
Interest expense	202	1,149
Total other expense	202	1,149
Income before income tax provision	2,822,009	3,296,456

Income tax provision	1,144,785	1,334,538

Net income	$1,677,224	$1,961,918

Basic and fully diluted earnings per share:
Earnings per share amount	$2.10	$2.45
Weighted average common shares outstanding	800,000	800,396

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2015 and 2014

						Deferred		Total
	Common Stock		Paid in	Treasury		Stock	Retained	Stockholders'
	Shares	Amount	Capital	Shares	Stock	Compensation	Earnings	Equity
Balance January 1, 2014	802,424	$802	$623,629	-	$0	$0	$2,115,400	$2,739,831

Net income for the year ended December 31, 2014	-	-	-	-	-		1,961,918	1,961,918
Purchase of treasury stock	(2,028)	(2)	2	2,028	(76,715)			(76,715)
Balance December 31, 2014	800,396	$800	$623,631	2,028	$(76,715)	$0	$4,077,318	$4,625,034

Net income for the year ended December 31, 2015							1,677,224	1,677,224
Issuance of dividend							(992,590)	(992,590)
Previous year's adjustment to common stock	(83)	-	-					-
Unvested employee stock grants	5,928	6	49,493			$(49,499)		-
Purchase of treasury stock	(6,241)	(6)	6	6,241	(177,342)			(177,342)
Balance December 31, 2015	800,000	$800	$673,130	8,269	$(254,057)	$(49,499)	$4,761,952	$5,132,326

The accompanying notes are an integral part of these consolidated financial statements.

 Pacific Health Care Organization, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014

	2015	2014
Cash Flows from Operating Activities
Net income	$1,677,224	$1,961,918
Adjustments to reconcile net income to net cash:
Depreciation	69,254	49,171
Changes in operating assets and liabilities:
Increase in bad debt provision	14,490	24,650
Decrease (increase) in accounts receivable	813,334	(374,018)
Decrease (increase) in deferred tax asset	41,763	(35,546)
(Increase) decrease in prepaid income tax	(242,716)	3,865
(Increase) in other assets	(18,630)	-
Decrease (increase) in prepaid expenses	11,078	(8,665)
(Decrease) increase in accounts payable	(176,649)	131,718
(Decrease) increase in accrued expenses	(49,366)	118,527
(Decrease) increase in income tax payable	(9,348)	6,730
(Decrease) in deferred rent expense	(7,441)	(7,366)
Increase in unearned revenue	43,329	-
Net cash provided by operating activities	2,166,322	1,870,984

Cash Flows from Investing Activities
Purchase of furniture and equipment	(158,325)	(100,606)
Net cash used by investing activities	(158,325)	(100,606)

Cash Flows from Financing Activities
Purchase of treasury stock	(177,342)	(76,715)
Issuance of cash dividends	(933,605)	-
Payment of obligations under capital lease	(8,151)	(13,173)
Net cash used in financing activities	(1,119,098)	(89,888)

Increase in cash	888,899	1,680,490

Cash at beginning of period	2,946,025	1,265,535
Cash at end of period	$3,834,924	$2,946,025

Supplemental Cash Flow Information
Cash paid for:
Interest	$205	$1,154
Income taxes paid	$1,355,086	$1,364,134
Non-cash financing and investing activities:
Dividend payable	$58,985	$-

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

NOTE 1 – CORPORATE HISTORY

Pacific Health Care Organization, Inc. (the “Company”) is a specialty workers’ compensation managed care company providing a range of services for California employers and claims administrators.  The Company was incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., in January 2001.  In February 2001, the Company acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized in March 1994, in a share for share exchange.  Medex is a wholly-owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (”MPNs”) in the state of California.  In August 2001, we formed Industrial Resolutions Coalition, Inc. (“IRC”), a California corporation, as a wholly-owned subsidiary of PHCO.  IRC oversees and manages the Company’s Workers’ Compensation Carve-Outs services. In June 2010, the Company acquired Medex Legal Support, Inc. (“MLS”), a Nevada corporation incorporated in September 2009.  MLS offers lien representation services and Medicare Set Aside (“MSA”) services.  In February 2012, we incorporated Medex Medical Management, Inc., (“MMM”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMM is responsible for overseeing and managing nurse case management services. In March 2011, we incorporated Medex Managed Care, Inc. (“MMC”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMC oversees and manages the Company’s utilization review and managed bill review services.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company used the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the periods ended December 31, 2015 and 2014.

B.    Revenue Recognition

In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.  Revenues are generated as services are provided to the customer based on the sales price agreed and collected. The Company recognizes revenue as the time is worked or as units of production are completed, which is when the revenue is earned and realized.  Labor costs are recognized as the costs are incurred.  The Company derives its revenue from the sale of Managed Care Services, Review Services and Case Management Services.  These services are billed individually as separate components to our customers.

These fees include monthly administration fees, claim network fees, flat rate fees or hourly fees depending on the agreement with the client.  Such revenue is recognized at the end of each month for which services are performed.

Management reviews each agreement in accordance with the provision of the revenue recognition topic ASC 605. Arrangements entered into such agreements consist of bundled managed care which included various units of accounting such as network solutions and patient management which includes managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis and are billed separately.  The selling price for each unit of accounting is determined using the contract price.  When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis.  Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period.  The Company recognizes revenue for patient management services ratably over the life of the customer contract. Based upon prior experience in managed care, the Company estimates the deferral amount from when the customer’s claim is received to when the customer contract expires.   Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.

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
Years Ended December 31, 2015 and 2014

E.    Earnings (Per Share of Common Stock)

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

	For the Years Ended December 31,
	2015	2014
Basic Earnings per share:
Income (numerator)	$1,677,224	$1,961,918
Shares (denominator)	800,000	800,396
Per share amount	$2.10	$2.45
Fully Diluted Earnings per share:
Income (numerator)	$1,677,224	$1,961,918
Shares (denominator)	800,000	800,396
Per share amount	$2.10	$2.45

 F.    Depreciation

The cost of property and equipment is depreciated over the estimated useful lives of the related assets.  The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets for the estimated lives of the assets.  Depreciation is computed on the straight line method which is five years for computer equipment, office equipment, and furniture and fixtures, respectively.

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

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

J.     General and Administrative Expenses

General and administrative expenses include fees for office space and supplies, dues and subscriptions, IT and internet expenses, postage and delivery expenses, rent equipment, equipment repairs, license and permits, telephone, compensated absences, miscellaneous expense, auto expense, travel expenses and entertainment costs.

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

L.    Capital Structure

The Company has two classes of stock.  Preferred stock, 5,000,000 shares authorized, zero issued and outstanding.  Voting rights and liquidation preferences have not been determined.  The Company also has voting common stock of 50,000,000 shares authorized at December 31, 2015 and 2014, with 802,424 shares issued and 800,000 outstanding net of treasury shares and 802,424 issued and 800,396 outstanding net of treasury shares, respectively. The Company purchased 6,241 and 2,028 shares of treasury stock at cost in during fiscal 2015 and 2014 respectively. As of December 31, 2015, the amount paid in dividends by the Company was $933,605 with $58,985 payable.  This payable has been accrued and included in dividend payable on the balance sheet no dividends were paid in either 2014, or in any prior year.

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

N.    Trade Receivables

The Company in the normal course of business extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. At fiscal year ended 2015 and 2014, the Company’s bad debt reserve of $55,000 and $40,510, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2015 and 2014 are as follows:

	12/31/15	12/31/14
Customer A	8%	25%
Customer B	11%	8%
Customer C	8%	22%
Customer D	0%	11%
Customer E	18%	4%
Customer F	13%	4%

O.    Significant Customers

The Company provides services to insurers, third party administrators, self-administered employers, municipalities and other industries.  The Company is able to provide a full range of services to virtually any size employer in the state of California.  The Company is also able to provide UR, MBR and NCM services both inside and outside the state of California.   During 2015, AmTrust North America (“Amtrust”), Carl Warren & Company (“Carl Warren”), Companion Property and Casualty Insurance Co. (“Companion”) and Prime Health Service (“Prime”) accounted for approximately 31%, 13%, 4% and .01%, respectively, of our total sales.  During 2014, AmTrust, Carl Warren, Companion and Prime accounted for approximately 19%, 8%, 13% and 13%, respectively.  As discussed elsewhere in this report, the loss of Amtrust, Companion and Prime during fiscal 2015 will have significant negative impact on the Company’s revenues during fiscal 2016 unless it can add additional new customers during 2016.

P.    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  Such reclassifications have had no effect on the financial position, operations or cash flows for the period ended December 31, 2015.

Q.    Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has evaluated all Recently Issued Accounting Pronouncements of the FASB, and has concluded that none of them may have or will have a significant financial impact on its financial statements.

NOTE 4 – FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item.  Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation which is five years for computer equipment, office equipment, and furniture and fixtures. Scheduled below are the assets, costs and accumulated depreciation at December 31, 2015 and 2014.

	Cost		Accumulated Depreciation and Amortization
Assets	December 31, 2015	December 31, 2014	December 31, 2015(1)	December 31, 2014
Computer equipment	$308,266	$222,240	$172,073	$102,635
Furniture and fixtures	206,784	92,191	76,632	65,209
Office equipment	14,800	27,160	12,889	16,311
Office equipment under capital lease	-	63,923	-	42,174
Totals	$529,850	$405,514	$261,594	$226,329

(1)	Depreciation expense for the years ended December 31, 2015 and 2014, totaled $69,254 and $49,171, respectively.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

NOTE 5 – INCOME TAXES

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes.” FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision for the year ended December 31, 2015 and the year ended December 31, 2014, consisted of the following:

	2015	2014
Current
Federal	$846,096	$1,070,120
State	256,927	299,964
Deferred
Federal	35,439	(35,505)
State	6,323	(41)
Total tax provision	$1,144,785	$1,334,538

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2015 and December 31, 2014, are as follows:

	2015	2014

Depreciation
Federal	$(81,902)	$(43,845)
State	(23,434)	(12,545)
Reserve for bad debts
Federal	16,133	12,248
State	4,642	3,531
State tax deductions	79,647	92,989
Compensated absences accrual
Federal	31,265	19,191
State	8,945	5,490

Deferred tax asset	$35,296	$77,059

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2015	2014

Expense at federal statutory rate of 34%	$959,483	$1,120,795
State tax effects	173,745	197,949
Non-deductible expenses	16,889	13,175
Effects of rate change	0	0
Other items	(5,332)	2,619
Income tax provision	$1,144,785	$1,334,538

The Financial Accounting Standards Board (FASB) has issued ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).”  ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740-10.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2015, the Company had no accrued interest or penalties. The years 2013, 2014 and 2015 are still open for examination by the Internal Revenue Service.

NOTE 6 – CONTRACTUAL COMMITMENTS

In January 2010, the Company entered into a capital lease arrangement whereby it leased an office copy machine for $25,543. The asset was recorded on the Company’s balance sheet under office equipment under capital lease and the liability incurred under the lease was recorded as current and noncurrent obligations under capital lease.  The lease arrangement is for a term of 48 months at level operating rents with a capital interest rate of 7%.  During January 2015, this office copy machine under the capital lease arrangement was retired.

In August 2012, the Company entered into a capital lease arrangement whereby it leased office server equipment for $38,380. The asset was recorded on the balance sheet under office equipment under capital lease and the liability incurred under the lease was recorded as current and noncurrent obligations under capital lease.  The lease arrangement was for a term of 36 months at level operating rents with a capital interest rate of 7.5%.  The term of this capital lease arrangement expired in July 2015.

In October 2013, the Company entered into a 36 month lease for an office copy machine with monthly payments at $160.93.  In December 2013, the Company leased two document scanners with monthly lease payments of $206.93 each for 36 months.

In July 2015, the Company entered into a new 79 month office lease that commenced on September 28, 2015.  The lease provides for approximately 9,439 square feet of office space.  This office space serves as the principal executive offices of the Company, as well as, the principal offices of the Company’s operating subsidiaries, Medex, IRC, MLS, MMM and MMC.

In August 2012, the Company entered into a capital lease arrangement whereby we leased office server equipment for $38,380.  The asset was recorded on the balance sheet under office equipment under capital lease and the liability incurred under the lease was recorded as current and noncurrent obligations under capital lease.  The lease arrangement was for a term of 36 months at level rents with capital interest rate at 7.5%. The term of this capital lease arrangement expired in July 2015.

Following is the base annual rent payment schedule for the Company’s office lease:

Rent Period	Annual Rent Payment
Jan. 1 to Dec. 31, 2016	237,713
Jan. 1 to Dec. 31, 2017	228,330
Jan. 1 to Dec. 31, 2018	257,874
Jan. 1 to Dec. 31, 2019	244,942
Jan. 1 to Dec. 31, 2020	275,996
Jan. 1 to Dec. 31, 2021	261,932
Jan. 1 to Mar. 31, 2022	97,410
Total	$1,604,197

Rent expense for office space for the years ended December 31, 2015 and December 31, 2014, was $166,285 and $146,863, respectively.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

Summary of Material Contractual Commitments as of December 31, 2015

The following is a summary of our material contractual commitments as of December 31, 2015:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment	$19,439	$17,519	$1,920	$-	$-
Office Leases	1,604,197	237,713	486,203	520,938	359,343
Total Operating Leases	$1,623,636	$255,232	$488,123	$520,938	$359,343

NOTE 7 – ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:

	2015	2014

Customer overpayment of accounts receivables	$-	$73
Compensated absences	100,856	145,576
Legal fees	27,984	14,805
Accounting fees	19,550	27,627
Loss on settlement	42,300	-
Sales commissions	18,836	33,866
Bonus	3,492	40,000
Other	(874)	(437)
Total	$212,144	$261,510

NOTE 8 – EQUITY INCENTIVE AWARDS

2002 Stock Option Plan

In August 2002, the Company adopted the PHCO 2002 Stock Option Plan (the “2002 Plan”).  The 2002 Plan provides for the grant of options to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.   Options are exercisable six months after the grant date and expire five years from the grant date.  The 2002 Plan calls for a total of 50,000 shares to be held for grant.  Options to purchase 4,250 common shares were granted in August 2002.  Options to purchase 938 common shares were exercised; the balance of the outstanding options expired unexercised in August 2007.  No securities were awarded under the 2002 Plan in 2015 or 2014. The 2002 Plan will remain effective until such time as no further awards may be granted and all awards granted under the 2002 Plan are no longer outstanding unless earlier terminated by the Company’s board of directors.

2005 Stock Option Plan

In November 2005, at the annual meeting of stockholders of the Company, the Company and its shareholders adopted the Pacific Health Care Organization, Inc., 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan provides for the grant of Company securities, including options, warrants and restricted stock to officers, directors, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.  Options are exercisable six months after the grant date and expire five years from the grant date.  The 2005 Plan permits the granting of up to 50,000 common shares of the Company.  The 2005 Plan will remain effective until such time as no further awards may be granted and all awards granted under the 2005 Plan are no longer outstanding unless earlier terminated by the Company’s board of directors.  Notwithstanding the foregoing, the Company may no longer make awards of “incentive stock options”, as that term is used in Section 422 of the Internal Revenue Code, under the 2005 Plan.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

On December 31, 2015, under the 2005 Plan, and pursuant to an effective S-8 registration statement filed with the Commission on December 28, 2015, the Company made restricted stock grants of 5,928 shares of its common stock to ten employees, including 750 shares to Tom Kubota, the Company’s President, chief executive officer and a greater than 5% shareholder of the Company, 750 shares to Fred Odaka, the Company’s chief financial officer and 750 share to Donald Balzano, a Company consultant and greater than 5% shareholder of the Company. The grants vest one year from the date of grant and are subject to forfeiture should the recipient terminate his employment or its consulting agreement with the Company prior to vesting.  The restricted stock grants were valued at $8.35 per share, the closing price of the Company’s common stock on the December 31, 2015 grant date.

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

NOTE 10 – BENEFITS AND OTHER COMPENSATION

The Company offers a 401(k) profit sharing plan for employees who meet the eligibility requirements. Pursuant to the plan, we may make discretionary matching contributions and/or discretionary profit sharing contributions to the plan.  All such contributions must comply with federal pension laws, non-discrimination requirements and the terms of the plan.  In determining whether to make a discretionary contribution, the board of directors would evaluate current and future prospects and management’s desire to reward and retain employees and attract new employees.  To date, we have never made matching contributions and/or discretionary profit sharing contributions to any plan.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  The term “disclosure controls and procedures” is defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.)  Under the supervision and with the participate of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on this evaluation under the framework in the Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting is effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and directors, their ages, and all offices and positions they hold with the Company as of March 16, 2016.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Executive officers serve at the will of the board of directors.

Name	Age	Positions with the Company	Director Since	Executive Officer Since

Tom Kubota	76	Chief Executive Officer, President and Chairman of the Board of Directors	Sept. 2000	Sept. 2000

Fred Odaka	79	Chief Financial Officer and Secretary		Aug. 2008

David Wang	53	Director	Nov. 2007

Thomas Iwanski	58	Director	Nov. 2004

The following sets forth certain biographical information relating to the Company’s executive officers and directors:

Tom Kubota.  Mr. Kubota has over thirty years of experience in the investment banking, securities and corporate finance field. He held the position of Vice President at Drexel Burnham Lambert; at Stem, Frank, Meyer and Fox; and at Cantor Fitzgerald.  Mr. Kubota is the president of Nanko Investments, Inc., which specializes in capital formation services for high technology and natural resources companies.  He has expertise in counseling emerging public companies and has previously served as a director of both private and public companies.  Since 2000, Mr. Kubota has been primarily engaged in the operations of PHCO and running his consulting firm Nanko Investments, Inc.  Mr. Kubota is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant.   In concluding that Mr. Kubota was an appropriate candidate to serve on the Company’s board of directors, the board considered his experience as the Company’s president and chief executive officer, his many years of investment banking and corporate finance experience and his prior management experience.

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

Thomas Iwanski.  Mr. Iwanski has more than 24 years (19 years of which were with publicly traded companies) of executive management and financial experience.  In October 2013 Mr. Iwanski joined Energous Corporation as a financial consultant and was appointed Interim CFO in December 2013 and served in that role, through the March 2014 initial public offering and NASDAQ listing of Energous Corporation, until June 2014.  Since June 2014 Mr. Iwanski has served as a Vice President of Energous Corporation.  Energous Corporation specializes in wireless energy transmission.  From April 2013 to March 2014 Mr. Iwanski has also served as an accounting and operational consultant for Medbox, Inc. Mr. Iwanski served as CFO of Medbox from March 2014 until the completion of a management transition in October 2014.  Medbox provides consulting services and patented medicine storage and dispensing systems to medical and retail industries.  Mr. Iwanski has served as a Director and Chief Executive Officer of Live-Vu Communications, Inc., a company that specialized in turnkey telemedicine and telehealth solutions for hospitals, clinics, long-term care facilities and homes incorporating proprietary video technology since May 2007.  From September 2006 through May 2007, Mr. Iwanski served as Chief Financial Officer of SyncVoice Communications, Inc.  From April 2005 through July 2006, Mr. Iwanski served as Senior Vice President, Corporate Secretary and Chief Financial Officer of IP3 Networks, Inc.  From February 2003 through April 2005 Mr. Iwanski served as a Special Advisor to the CEO of Procom Technology, Inc., where he played a prominent role in the development and implementation of business and financial strategies.  Mr. Iwanski has also served in various positions including, Vice President Finance, Chief Financial Officer, Director and Secretary for a number of companies, including Cognet, Inc., NetVantage, Inc., Kimalink, Inc., Xponent Photonics, Inc., Prolong, Inc., and Memlink, Inc.  Mr. Iwanski also has approximately ten years of public accounting experience having worked for KPMG, LLP, as a Senior Audit Manager and a Certified Public Accountant. Mr. Iwanski received a Bachelor of Business Administration from the University of Wisconsin-Madison in 1980.  In June 2013 Mr. Iwanski filed a personal bankruptcy petition in connection with alleged guarantees of debt of Live-Vu Communications, Inc.  (“Live-Vu”).  A discharge of obligations was granted in October 2013 and a complete settlement was reached with certain creditors of Live-Vu.  Mr. Iwanski is not, nor has he in the past five years been, a nominee or director of any other SEC registrant.  In concluding that Mr. Iwanski was an appropriate candidate to serve on the Company’s board of directors, the board considered his years of experience in management and as a director of various start-up ventures and publicly traded companies.  The board also considered his experience in financial and strategic planning and his strong accounting background.

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

Involvement in Certain Legal Proceedings

Except as disclosed in the biographical information of Mr. Iwanski above, during the past ten years none of our executive officers or directors has been involved in any of the following events that could be material to an evaluation of his ability or integrity, including:

(1) any bankruptcy or insolvency proceeding filed against or receiver, fiscal agent or similar officer being appointed for the business or property of the individual or any corporation or partnership in which such individual was a general partner or executive officer either at the time of the bankruptcy or within two years prior to the time of such filing;

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting the following activities:

(i)  acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission (“CFTC”), or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
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

(5)  being found by a court of competent jurisdiction in a civil action or by the Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Commission has not be subsequently reversed, suspended or vacated;

(6)  being found by a court of competent jurisdiction in a civil action or by the CFTC to have violated any federal commodities law, and the judgment in such civil action or finding by the CFTC has not been subsequently reversed, suspended, or vacated;

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and any persons who own more than 10% of our common stock of the Company to file with the Commission reports of beneficial ownership and changes in beneficial ownership of our common stock.  Officers and directors are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during fiscal 2015 all filing requirements applicable to our executive officers, directors and greater than 10% beneficial shareholders were met on a timely basis.

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

Committees of the Board of Directors

The OTCQB does not require us to have a separately-designated standing audit committee, a compensation committee or a nominating and corporate governance committee.  Our board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by these committees.

While we do not currently have a standing audit committee, our board of directors believes that were it to establish an audit committee, Mr. Iwanski would qualify as an “audit committee financial expert” under the rules adopted by the Commission pursuant to the Sarbanes-Oxley Act of 2002.

Procedures for Security Holders to Nominate Candidate to the Board of Directors

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since March 30, 2012, the date we last provided information with regard to our director nomination process.

ITEM 11.  EXECUTIVE COMPENSATION

The table below summarizes compensation paid to or earned by our named executive officers (“NEOs”) for the fiscal years ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	All Other Compensation ($)	Total ($)
Tom Kubota	2015	193,536	938	6,263	59,774(2)	260,511
Chief Executive Officer,	2014	172,800	40,000	0	12,152(3)	224,952
President and Director

Fred Odaka	2015	116,126	938	6,263	23,962(4)	147,289
Chief Financial Officer	2014	103,680	0	0	8,770(5)	112,450

(1)    For details regarding the assumptions made in the valuation of stock awards, please see “Valuation of Stock Awards” below.
(2)    Reflects health insurance premiums, auto expenses, payment of accrued time off and director’s fees of $4,692, $8,372, $43,110 and $3,600, respectively.
(3)    Reflects health insurance premiums, director’s fees and other consulting fees of $6,104, $3,648, $2,400, respectively.
(4)    Reflects health insurance premiums, payment of accrued time off and fees for attending board meetings of $5,922, 14,440 and $3,600, respectively.
(5)    Reflects health insurance premiums and fees for attending board meetings of $6,370 and $2,400, respectively.

Employment Agreements

We have a written employment agreement with Mr. Odaka.  We do not have a written employment agreement with Mr. Kubota.  Each of our NEOs is employed/retained on an at-will basis and each can terminate their employment arrangement with the Company at any time, with or without cause.  Likewise, we can terminate their employment at any time, with or without cause.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our NEOs.  The base salary for each NEO is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between us and the NEO.  We also take into consideration the individual’s past performance, experience and expertise we need and local market and labor conditions.  Changes to base salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance of the Company, economic condition and local market and labor conditions.  During the fourth quarter 2014, the board of directors awarded 12% base salary increases to each of our NEO’s, which became effective January 1, 2015.  As a result, Mr. Kubota’s annual base salary for 2015 increased to approximately $193,500 and Mr. Odaka’s annual base salary increased to approximately $116,100.  As of the date of this report, the board has not extended annual base salary increases to Mr. Kubota or Mr. Odaka for 2016, although the board could determine to do so at any time in its sole discretion.

Non-Equity Incentive Compensation

From time to time we may make cash awards to our employees, including the NEOs.  Such awards may be designed to incentivize employees over a specified period of time pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established.  In the event this type of cash award is made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.”  We may use non-equity incentive compensation to incentivize our employees.  The criteria for earning such non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established.  Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan.  Our board of directors did not establish a non-equity incentive compensation plan during the fiscal years ended December 31, 2015 or 2014, and no non-equity incentive compensation was awarded during these years.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded.  Such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.”

On December 3, 2015, our board of directors, in recognition of service rendered to the Company, awarded a total of $7,410 in bonuses to nine employees and one consultant.  Included in these bonuses were bonuses awarded to Mr. Kubota and Mr. Odaka for $938 each.  During fiscal 2014, the board of directors, in recognition of our improved operating results, awarded a $40,000 cash bonus to Mr. Kubota.  These cash bonuses were completely discretionary and were not based on any pre-established criteria.  The board of directors was under no contractual or other obligation to award cash bonuses.

Equity Incentive Compensation

Our equity incentive award program is the primary vehicle for offering long-term incentives to our employees.  From time to time, we may also make equity incentive awards to our NEOs, employees, and consultants in the form of stock options, restricted stock grants or some other form of equity award.  Equity incentive awards are reflected in the “Summary Compensation Table” under the columns entitled “Stock Awards” as appropriate.

Our board of directors has no obligation to make any such awards in the future, that does not mean the board of directors may not, as it deems appropriate, award equity incentive compensation in the future.

Valuation of Restricted Stock Grants

On December 31, 2015, we awarded restricted stock grants to ten employees and consultants, including our NEOs, under the Pacific Health Care Organization, Inc. 2005 Stock Option Plan (the “2005 Plan”).  The total number of restricted shares of common stock granted was 5,928 shares.  The grants vest one year from the date of grant and are subject to forfeiture should the NEO terminate his employment prior to vesting.  The restricted stock grants were valued at $8.35 per share, the closing price of our common stock on the December 31, 2015 grant date.  Mr. Kubota and Mr. Odaka were each awarded a restricted stock grant of 750 shares of our common stock.

Benefits and Other Compensation

We currently provide health care benefits, including medical, vision and dental insurance, subject to certain deductibles and co-payments to its full time employees.  We also provide for paid time off (“PTO”), which includes vacation, sick leave and other out-of-the-office time and is accrued and paid in accordance with our PTO policy.  We may also provide group life and disability insurance to employees who are eligible to participate in such programs.

The Company offers a 401(k) profit sharing plan for employees who meet the eligibility requirements. Pursuant to the plan, we may make discretionary matching contributions and/or discretionary profit sharing contributions to the plan.  All such contributions must comply with federal pension laws, non-discrimination requirements and the terms of the plan.  In determining whether to make a discretionary contribution, the board of directors would evaluate current and future prospects and management’s desire to reward and retain employees and attract new employees.  To date, we have never made matching contributions and/or discretionary profit sharing contributions to any plan.

Other than the foregoing, we do not offer any retirement or other benefit plans to its employees, including the named executive officers, at the present time; however, the board of directors may adopt plans as it deems to be reasonable under the circumstances.

Mr. Kubota and Mr. Odaka are entitled to participate, if eligible under such plans, in any insurance programs we offer to our employees, are eligible for PTO and to participate in such other fringe benefit programs as we may make available to our other employees.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding the outstanding stock awards held by our NEO as of December 31, 2015:

Name	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Market or payout value of unearned shares, units or other rights that have not vested ($)
Tom Kubota	750	(1)	$6,263	-	-
Fred Odaka	750	(1)	$6,263	-	-

(1)	These restricted stock grants were awarded on December 31, 2015 and these shares will vest one year from the date they were granted.

OPTION EXERCISES AND STOCK VESTED

During 2015 no stock awards vested to any of your NEOs, and none of our NEOs hold options to acquire shares of our common stock.

DIRECTOR COMPENSATION

We offer cash compensation to attract and retain candidates to serve on our board of directors.

Meeting Fees

All directors receive a fee of $1,200 per meeting for each meeting attended in person.  Additionally, all directors are paid $1,000 for attendance at the annual meeting of stockholders, plus airfare and hotel expense.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our directors, and other than the restricted stock grant to Mr. Kubota identified in this report, we did not award any equity compensation to any of our directors during 2015.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors for services on our board during 2015.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation($)	Total ($)
Thomas Iwanski	3,600(1)	1,000(2)	4,600

David Wang	3,600(1)	1,000(2)	4,600

Tom Kubota	3,600(1)	256,911(3)	260,511

(1)	Includes three directors’ meetings attended in person at $1,200 per meeting during 2015.
(2)	Fees paid for consulting services rendered in connection with the evaluation of business development projects during 2015.
(3)	Mr. Kubota is employed as the Company’s chief executive officer and President. For details regarding All Other Compensation paid to Mr. Kubota, please see “Summary Compensation Table” above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 16, 2016, the name and the number of shares of our common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 800,000 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all executive officers and directors as a group.

Type of Security	Name and Address	Amount and Nature of Beneficial Ownership		% of Class

Common	Tom Kubota(1)	481,000	(3)	60.1%
	1201 Dove Street, Suite 300
	Newport Beach, CA 92660

Common	Fred Odaka(1)	750	(3)	*
	1201 Dove Street, Suite 300
	Newport Beach, CA 92660

Common	Thomas Iwanski(1)	0		*
	1551 Bullard Lane
	Santa Ana, CA 92705

Common	David Wang(1)	0		*
	138 Ocean Way
	Santa Monica, CA 90402

Common	Donald P. Balzano(2)	54,915	(3)	6.9%
	5422 Michelle Drive
	Torrance, CA 90503

Common	Bruce and Sarah Everakes	40,101		5.0%
	3442 Riverfalls
	Northbrook, IL 60062

All executive officers and directors as a group (4 persons)		481,750		60.2%

TOTAL		576,766		72.1%

* Less than 1%.
(1)	Mr. Kubota, Mr. Iwanski and Mr. Wang are directors of the Company. Mr. Kubota and Mr. Odaka are executive officers of the Company.
(2)	Mr. Balzano is a Company consultant and serves as the president of our wholly-owned subsidiaries Industrial Resolutions Coalition, Inc. and Medex Legal Support, Inc.
(3)
Includes a restricted stock grant in the amount of 750 shares that vests on December 31, 2016 (one year from the date of grant.)  Vesting is contingent upon the grantee’s continued employment or continuing to provide consulting services to the Company through the vesting date.

Change in Control

To our knowledge there are no present arrangements or pledges of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0.00	89,822
Equity compensation plans not approved by security holders	0	$0.00	-0-
Total	0	$0.00	89,822

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

On December 31, 2015, under the 2005 Plan, and pursuant to an effective S-8 registration statement filed with the Commission on December 28, 2015, we made restricted stock grants of 5,928 shares of our common stock to ten employees, including 750 shares to Tom Kubota, the Company’s President, chief executive officer and a greater than 5% shareholder of the Company, 750 shares to Fred Odaka, the Company’s chief financial officer and 750 share to Donald Balzano, a Company consultant and greater than 5% shareholder of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed in Item 11 Executive Compensation, during fiscal 2015 and 2014, we did not engage in transactions with related persons (as defined by Rule 404 of Regulation S-K (Instructions to Item 404(a)) that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two fiscal years in which any such related person had or will have a direct or indirect material interest.

Director Independence

The board has determined that as of December 31, 2015, Mr. Iwanski and Mr. Wang would qualify as “independent directors” as that term is defined in the listing standards of the NYSE MKT.  Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  In addition, as further required by the NYSE MKT listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firms in each of the last two fiscal years, in each of the following categories, were as follows:

	2015	2014

Audit	$54,530	$52,220
Audit related	-0-	-0-
Tax	-0-	-0-
All other	-0-	-0-

Total	$54,530	$52,220

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements of the Registrant are included in response to Item 8 of this annual report:

Report of Independent Registered Public Accounting Firm – Pritchett, Siler & Hardy, P.C. dated March 30, 2016.

Consolidated Balance Sheets as of December 31, 2015 and 2014.

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015 and 2014.

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014.

Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

(a)(3) Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation and Amendments thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(3)
3.5	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(3)
4.1	Pacific Health Care Organization, Inc., 2002 Stock Option Plan(1)+
4.2	Pacific Health Care Organization, Inc., 2005 Stock Option Plan(4)+
10.1	Employment Agreement, dated February 1, 2013, between Pacific Health Care Organization, Inc. and Fred Odaka(5)+
10.2	Form of Restricted Stock Grant Agreement*+
14.1	Code of Ethics(6)
21.1	List of Subsidiaries*
23.1	Consent of Pritchett, Siler & Hardy, P.C. – Independent Registered Public Accounting Firm dated March 30, 2016*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from Pacific Health Care Organization, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. *

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: March 30, 2016	By:	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Tom Kubota	Chief Executive Officer, President and Director	March 30, 2016
Tom Kubota

/s/ Fred U. Odaka	Chief Financial Officer	March 30, 2016
Fred U. Odaka

/s/ Thomas Iwanski	Director	March 30, 2016
Thomas Iwanski

/s/ David Wang	Director	March 30, 2016
David Wang