Form 10-Q
period 2016-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2016-05-12
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016

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
Yes ☐    No ☒

As of May 1, 2016, the registrant had 800,000 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	March 31, 2016	December 31, 2015
Current Assets
Cash	$4,427,185	$3,834,924
Accounts receivable, net of allowance of $59,500 and $55,000	645,833	1,040,357
Prepaid income tax	176,918	245,419
Deferred tax asset	35,296	35,296
Prepaid expenses	71,586	66,200
Total current assets	5,356,818	5,222,196

Property and Equipment, net
Computer equipment	311,801	308,266
Furniture and fixtures	212,823	206,784
Office equipment	8,761	14,800
Total property and equipment	533,385	529,850
Less: accumulated depreciation	(283,357)	(261,594)
Net property and equipment	250,028	268,256

Other Assets	26,788	26,788
Total assets	5,633,634	$5,517,240

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$55,888	$63,565
Accrued expenses	226,911	212,144
Deferred rent expense	12,131	6,891
Dividend payable	57,757	58,985
Unearned revenue	40,120	43,329
Total current liabilities	392,807	384,914

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock, $0.001 par value: 50,000,000 shares authorized at March 31, 2016 and December 31, 2015; 802,424 shares issued, 800,000 outstanding net of treasury shares	800	800
Additional paid-in capital	673,130	673,130
Treasury stock at cost (8,269 shares outstanding at March 31, 2016 and December 31, 2015)	(254,057)	(254,057)
Deferred compensation	(37,124)	(49,499)
Retained earnings	4,858,078	4,761,952
Total stockholders' equity	5,240,827	5,132,326
Total liabilities and stockholders’ equity	$5,633,634	$5,517,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended March 31,
	2016	2015
Revenues:
HCO fees	$395,081	$248,640
MPN fees	141,358	308,118
UR fees	166,966	1,014,290
MBR fees	204,972	370,414
NCM fees	288,736	244,472
Other	112,048	183,164
Total revenues	1,309,161	2,369,098

Expenses:
Depreciation	21,763	12,786
Bad debt provision	4,500	8,250
Consulting fees	101,532	90,190
Salaries and wages	575,111	685,811
Professional fees	70,492	120,346
Insurance	78,304	84,757
Outsource service fees	86,228	337,747
Data maintenance	56,496	7,285
General and administrative	150,108	151,369
Total expenses	1,144,534	1,498,541

Income from operations	164,627	870,557

Other expense
Interest expense	-	130
Total other expense	-	130

Income before taxes	164,627	870,427
Income tax provision	68,501	362,186

Net income	$96,126	$508,241

Basic and fully diluted earnings per share:
Earnings per share amount	$0.12	$0.64
Weighted average common shares outstanding	800,000	800,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$96,126	$508,241
Adjustments to reconcile net income to net cash:
Depreciation	21,763	12,786
Changes in operating assets and liabilities
Increase in bad debt provision	4,500	8,323
Decrease (increase) in accounts receivable	390,024	(167,892)
(Increase) in prepaid expenses	(5,386)	(2,498)
Decrease in prepaid income tax	68,501	-
Decrease in other assets	-	8,158
(Decrease) in accounts payable	(7,677)	(69,399)
Increase (decrease) in deferred rent expense	5,240	(2,510)
Increase (decrease) in accrued expenses	14,767	(39,914)
Increase in income tax payable	-	2,186
(Decrease) increase in unearned revenue	(3,209)	40,206
Decrease in deferred compensation	12,375	-
Net cash provided in operating activities	597,024	297,687

Cash flows from investing activities:
Purchase of furniture and office equipment	(3,535)	(12,139)
Net cash used in investing activities	(3,535)	(12,139)

Cash flows from financing activities:
Purchase of treasury stock	-	(11,296)
Issuance of cash dividend	(1,228)	-
Payment of obligation under capital lease	-	(3,450)
Net cash used in financing activities	(1,228)	(14,746)
Increase in cash	592,261	270,802

Cash at beginning of period	3,834,924	2,946,025
Cash at end of period	$4,427,185	$3,216,827

Supplemental cash flow information
Cash paid for:
Interest	$-	$131
Income taxes paid	$-	$360,000
Dividend payable	$57,757	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2016

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting standards generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in condensed consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations.  The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical information and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

Principles of Consolidation — The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

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

These fees include monthly administration fees, claim network fees, legal support fees, medicare set aside fees, lien service fees, workers’ compensation carve-outs, flat rate fees or hourly fees depending on the agreement with the client.  Such revenue is recognized at the end of each month for which services are performed.

Management reviews each agreement in accordance with the provisions of revenue recognition topic ASC 605. Arrangements entered into in such agreements consist of bundled managed care which includes various units of accounting such as network solutions and patient management, including managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis and are billed separately.  The selling price for each unit of accounting is determined using the contract price.  When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis.  Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period.  The Company recognizes revenue for patient management services ratably over the life of the customer contract. Based upon prior experience in managed care, the Company estimates the deferral amount from when the customer’s claim is received to when the customer contract expires.   Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.  The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At March 31, 2016 and December 31, 2015, our bad debt reserve of $59,500 and $55,000, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of March 31, 2016 and 2015 are as follows:

	3/31/16	3/31/15
Customer A	-%	29%
Customer B	11%	21%
Customer C	13%	6%
Customer D	12%	4%

Reclassifications – Certain 2015 quarterly balances have been reclassified to conform to the 2016 presentation.  The reclassifications have had no effect on the financial position, operations or cash flows for the quarter ended March 31, 2016.

NOTE 2 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Item 2.   Management’s Discussion and Analysis of Financial Statements and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to them.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, new customer acquisitions, trends, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors;  merger and acquisition activities; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new customers, services, and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and completions, delays, reductions, or cancellations of contracts we have previously entered.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes contained elsewhere in this report and in our other filings with the Commission.

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

Overview

We are a specialty workers’ compensation managed care company providing a range of services for self-administered employers, insurers, third party administrators, municipalities and others.  Our clients are primarily located in the state of California, although we have processed bill reviews in 31 other states from our customers.  Workers’ compensation costs continue to increase due to rising medical costs, inflation, fraud and other factors.  Medical and indemnity costs associated with workers’ compensation in the state California are billions of dollars annually.  Our focus goes beyond the medical cost of claims.  Our goal is to reduce the entire cost of the claim, including medical, legal and administrative costs.  As noted above, through our subsidiary companies we provide a range of effective workers’ compensation cost containment services, including but not limited to:

•	Health Care Organizations (“HCOs”)
•	Medical Provider Networks (“MPNs”)
•	HCO + MPN
•	Workers’ Compensation Carve-Outs
•	Utilization Review (“UR”)
•	Medical Bill Review (“MBR”)
•	Nurse Case Management (“NCM”)
•	Lien Representation Services
•	Medicare Set Aside (“MSA”)
•	Legal Support Services

According to recent studies conducted by auditing bodies on behalf of the California Division of Workers’ Compensation, (“DWC”) the two most significant cost drivers for workers’ compensation are claims frequency and medical treatment costs.  It is the latter that our services impact.

As of the end of December 31, 2014, according to the Workers’ Compensation Insurance Rating Bureau of California, California (with the highest claims costs in the nation per claim) reported costs for workers’ compensation claims that were in excess of 188% above the median for all states.  Medical costs per claim have risen since 2005 by nearly $30,000 per claim.  SB 863, which was an attempt to reduce costs in California, has had little demonstrated results. The use of our highly administered medical control tools listed above can greatly diminish costs for unnecessary and prolonged medical treatment.  In addition, our network of specially selected and overseen providers are competent in returning injured workers back to modified or full duty in the most expeditious manner, thus saving costs for temporary disability payments.

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

Our two HCO networks have contracted with approximately 3,900 individual providers and clinics, as well as hospitals, pharmacies, rehabilitation centers and other ancillary services enabling our HCOs to provide comprehensive medical services throughout California.  We are continually developing these networks based upon the nominations of new clients and the approvals of their claims administrators.  Provider credentialing is performed by Medex.

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

Legal Support Services

In February 2016, MLS began recording legal support service revenues consisting of fees charged to our customers for our legal representation at the Workers Compensation Appeals Board (“WCAB”). The fees include reimbursement of attorneys’ fees, travel and lodging expenses.

MSA Fees

In December 2015, MLS commenced offering Medicare Set Aside services for Workers’ Compensation claims which is a financial agreement that allocates a portion of a workers’ compensation settlement to pay for future medical services related to the worker related injury, illness, or disease.  The purpose of the MSA arrangement is to provide funds to the injured party to pay for future medical expenses that would otherwise be covered by Medicare.  This program affords our clients an effective way to overcome complications after settlement and avoids unnecessary costs attached to the claim. .

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

Revenue

Total revenues during the three-month period ended March 31, 2016, decreased 45% to $1,309,161 compared to the three-month period ended March 31, 2015.  Total revenues decreased by 45% and the total number of employee enrollees decreased by 48% during the three-month period ended March 31, 2016, when compared to the same period in 2015.  As of March 31, 2016 we had approximately 352,000 total enrollees.  Enrollment consisted of approximately 169,000 HCO enrollees and 183,000 MPN enrollees.  By comparison as of March 31, 2015, we had approximately 674,000 total enrollees, including approximately 82,000 HCO enrollees and 592,000 MPN enrollees.

The net increase during 2016 in HCO employee enrollment of approximately 87,000 when compared to the previous year was primarily the result of several existing HCO customers increasing their enrollment and the addition of one new HCO customer.  MPN employee enrollment decreased by approximately 409,000 enrollees, approximately 69%, resulting primarily from the loss of a major MPN customer.

Compared to the same period in 2015, HCO and NCM revenues increased by 59% and 18%, respectively while MPN, UR, MBR, and other revenues decreased 54%, 84%, 45% and 39%, respectively.  While we realized a 45% decrease in our total revenue during the three-month period ended March 31, 2016, the loss of revenue during 2015 resulting from the termination of Amtrust North America (“Amtrust”), Companion Property and Casualty Insurance Co. (“Companion”) and a major MPN customer will continue to have significant negative impact on our revenue during 2016 and until we are able to replace the revenue generated from these customers.  Unless we are able to attract additional new customers during 2016, we anticipate revenues will be considerably lower throughout 2016 compared to 2015.

Our business generally has a long sales cycle, typically in excess of one year.  Once we have established a customer relationship, our revenue adjusts with the growth or retraction of our customers’ managed headcount volume.  New customers are added throughout the year and other customers terminate from the program for a variety of reasons.

In the current economic environment, we anticipate businesses will continue to seek ways to further reduce their workers’ compensation program costs.  Even though the HCO and MPN programs have been shown to create a favorable return on investment for employers, (as our services are a significant component of the employers’ loss prevention programs), it is always a challenge to justify our fees to our customers.  In order to convince employers that the fees they pay us are well-spent, we must continue to provide a framework for expeditiously returning employees back to work at the lowest cost.  As a result, we have experienced and expect to continue to experience client turnover in the form of existing employer clients seeking to terminate or renegotiate the scope and terms of existing services.  We also anticipate our market may shrink as some employers seek to reduce their costs by managing their workers’ compensation care services in-house.

HCO Fees

During the three-month periods ended March 31, 2016 and 2015, HCO fee revenues were $395,081 and $248,640, respectively.  While HCO enrollment increased 106% during the three-month period ended March 31, 2016, we realized an increase of 59% in revenue from HCO fees.  The increase in HCO revenue of $146,441 was primarily attributable to revenues derived from initial notification fees and mailing fees from a new HCO customer.

MPN Fees

MPN fee revenues for the three-month periods ended March 31, 2016 and 2015 were $141,358 and $308,118, respectively, a decrease of 54%.  During the same period, employee enrollment decreased by 69%.  The reduction in revenues and employee enrollment resulted primarily from the termination of a major MPN customer which was partially offset by the addition of four new customers in the third quarter of 2015.

UR Fees

During the three-month period ended March 31, 2016, UR revenues decreased $847,324 to $166,966 when compared to the same period a year earlier. As discussed above, during the fourth quarter 2015, AmTrust, our largest customer, terminated the services we were providing to them.  During the three-month period ended March 31, 2016, we recorded zero revenues from our former customers, AmTrust,  Prime, and Companion, compared to $686,950, $55,955 and $33,675, respectively, during the same period in 2015.  Also contributing to the lower UR revenues was the reduction in the number of bills submitted for review by one of our existing customers during the three-month period ended 2016 when compared to the same period in 2015.  We anticipate the lower levels of bills from this customer to continue, however we expect billings from other existing customers to increase during the remainder of 2016.  We foresee the loss of AmTrust, Prime and Companion will have a significant negative impact on UR fees, revenue, profitability and liquidity during 2016, and until such time as we are able to replace the revenue generated from these customers.

MBR fees

During the three-month period ended March 31, 2016, MBR revenues decreased $165,442 to $204,972 when compared to the same period a year earlier.  This was largely the result of the loss of Companion as a customer in June 2015, partially offset by increases from existing customers.  With the loss of Companion, we anticipate MBR fees will be significantly lower throughout 2016.  We recorded no revenues from Companion during the three-month period ended March 31, 2016, compared to revenues of $214,319 during the same period in 2015.   We have and will continue our efforts to, at least partially, replace the lost MBR revenue from Companion.

NCM Fees

During the three months ended March 31, 2016 and 2015, NCM revenues were $288,736 and $244,472, respectively. The increase in NCM revenues of $44,264 was primarily attributed to adding three new customers and increases from existing customer resulting in increases in NCM fees of $32,869 and $11,395, respectively. We expect NCM fees to moderately increase in the second quarter of 2016, when compared to the same period in 2015, resulting from the addition of new customers and increased volume from existing customers.

Other Fees

Other fees consist of revenues derived from network access and claims repricing, legal support services, lien representation services, MSA services and worker’s compensation carve-outs provided by Medex, MLS and IRC. Other fee revenues for the three-month periods ended March 31, 2016 and 2015 were $112,048 and $183,164, respectively.  The decrease of $71,116 was primarily the result of decreased network access fees from one customer having lower savings realized from using our PPO network. We expect this downward trend to continue for the remainder of 2016.

Network Access and Repricing Fees

Our network access and claims repricing fees are generated from certain customers who have access to our network and split with Medex the cost savings generated from their PPO.  During the three month periods ended March 31, 2016 and 2015 network access fee revenues generated were $87,060 and $158,105, respectively. This decrease of $71,044 was primarily the result of one customer phasing out the use of our PPO network.  As mentioned above we expect this downward trend to continue for the remaining months of 2016.

Legal Support Services

In February 2016, MLS began recording legal support service revenues consisting of fees charged to our customers for representation at the Workers Compensation Appeals Board (“WCAB”). The fees include reimbursement of expert witness fees, travel, lodging and other miscellaneous expenses incurred in behalf of our customers.  During the three-month period ended March 31, 2016, legal support service revenues were $3,403.

Lien Representation Fees

During the three-month period ended March 31, 2016, we recorded lien representation fees totaling $3,155 compared to $25,059 during the same period a year earlier.  MLS hired a lien defense manager and a lien defense administrator in January 2015.  The lien manager and lien administrative assistant resigned in September 2015, and were replaced by transferring personnel from MMC.  The decrease of $21,904 was primarily the result of the reduction of active lien cases from one major customer.  We do not anticipate the lien representation fees to increase during the remaining months of 2016 unless we are able to acquire new customers and our existing customers increase their volume of new lien cases.

MSA Fees

In December 2015, MLS commenced offering Medicare Set Aside services for workers’ compensation claims which is a financial agreement that allocates a portion of a workers’ compensation settlement to pay for future medical services related to the worker related injury, illness, or disease.  The purpose of the MSA arrangement is to provide funds to the injured party to pay for future medical expenses that would otherwise be covered by Medicare.  This program affords our clients an effective way to overcome complications after settlement and avoids unnecessary costs attached to the claim. During the three months ended March 31, 2016, we recorded MSA revenues totaling $11,800. We recorded no MSA revenue during the first fiscal quarter 2015.  Unless we are able to attract new customers during the remaining months of 2016 we expect revenues to remain constant for the rest of fiscal 2016.

Workers’ Compensation Carve-outs

In November 2015, through IRC we commenced creating legal agreements for the implementation of Workers’ Compensation Carve-Outs for California employers with collective bargaining units and the administration of such programs within the statutory and regulatory requirements.  The California legislature permits employers and employees to engage in collective bargaining over alternative systems to resolve disputes in the workers’ compensation context.   These systems are called carve-outs because the employers and employees covered by such collective bargaining agreements are carved out from the state workers’ compensation system.  During the three months ended March 31, 2016 we recorded in IRC carve-outs revenues totaling $6,630.  We recorded no IRC Carve-outs revenue during the three months ended March 31, 2015.  Until we are able to complete future negotiations with our targeted unions and add additional personnel and resources, we do not expect carve-outs revenues to increase over the remaining months of fiscal 2016.

Expenses

Total expenses for the three months ended March 31, 2016 and 2015, were $1,144,534 and $1,498,541, respectively.  The decrease of $354,007 was the result of decreases in bad debt, salaries and wages, professional fees, insurance, outsource service fees and general and administrative expense, partially offset by increases in depreciation, consulting fees and data maintenance expense.

Bad Debt

During the three-month periods ended March 31, 2016 and 2015, we recorded bad debt provisions of $4,500 and $8,250, respectively, to cover potential uncollectible account receivables.  At March 31, 2016 and December 31, 2015, our allowances for bad debt balances were $59,500 and $55,000, respectively.

Consulting Fees

During the three months ended March 31, 2016, consulting fees increased to $101,532 from $90,190 during the three months ended March 31, 2015.  This increase of $11,342 was primarily the result of hiring a consultant with the title of director of healthcare in December 2015. In March 2016, this position was changed from a consultant to an employee. Currently, we have no plans to hire additional consultants for the remaining months in 2016.

Salaries and Wages

Salaries and wages decreased $110,700 or 16% to $575,111 during the three months ended March 31, 2016, compared to $685,811 during the three months ended March 31, 2015.  The decrease in salaries and wages was due to terminations partially offset by new hires and salary increases.  In June 2015, the director of managed care and workers compensation of MMC resigned.  Medex hired a vice president of operations in August 2015.  Medex terminated an HCO manager and a marketing coordinator in August 2015.  Additionally, MLS terminated two employees in September 2015, and these vacant positions were filled in October 2015, by two existing personnel within the Company.  The Company employed 36 and 40 full-time employees as of March 31, 2016 and 2015, respectively.

Professional Fees

For the three months ended March 31, 2016, we incurred professional fees of $70,492, compared to $120,346 during the three months ended March 31, 2015.   The $49,854 decrease in professional fees was primarily the result of lower fees paid by MMM for field case management services resulting from reduced levels of field cases, partially offset by higher legal fees.  We expect professional fees to remain at the current levels for the remainder of fiscal 2016.

Insurance

During the three months ended March 31, 2016, we incurred insurance expenses of $78,304 a $6,453 decrease over the prior year three-month period. The decrease in insurance expense was primarily caused by lower group health insurance premiums resulting from the decrease in salaries and wages when compared to the same period a year earlier. We are currently reviewing our entire company insurance policies and do not expect a material increase or decrease during the remainder of this fiscal year.

Outsource Service Fees

Outsource service fees consist of costs incurred in outsourcing UR and MBR services and certain NCM services.  We do not, at this time, have enough volume to justify creating our own UR and MBR in-house staff.  Instead, we utilize outside vendors to provide specific services for our clients, charging additional fees over and above those paid to our outside vendors for administration and coordination of UR, MBR and NCM services directly to the clients.  Typically our outsource service fees increase and decrease in correspondence with the level of MBR and UR services, and some NCM services, we provide to our customers.  In times when the level of MBR or UR services rendered increases, we typically experience higher outsource service fees, and when the level of services we render decreases, we typically experience lower outsource service fees.  We incurred $86,228 and  $337,747 in outsource service fees during the three-month periods ended March 31, 2016 and 2015, respectively.  The decrease of $251,519 was largely the result of the lower numbers of UR and MBR reviews conducted by our outsource service providers, resulting primarily from lost business from AmTrust and Companion as previously mentioned.  We anticipate our outsource service fees will continue to move in correspondence with the level of UR, MBR and NCM services we provide in the future.  Therefore, we anticipate substantial  reductions in outsource service fees over the remaining months of fiscal 2016 when compared to the same periods in 2015 if we are unable to attract significant new customers.

Data Maintenance

During the three months ended March 31, 2016 and 2015, data maintenance fees were $56,496 and $7,285, respectively.  The increase of $49,211 was a primarily the result of notification fees associated with the addition of a new HCO customer in February 2016.

General and Administrative

During the three months ended March 31, 2016, general and administrative expenses decreased $1,261 from $151,369 when compared to the three-month period ended March 31, 2015.  This decrease of $1,261 was primarily attributable to decreases in advertising, auto expenses, dues and subscriptions, equipment repairs, printing and reproduction, travel, entertainment and vacation expense partially offset by increases in office supplies, postage expense, telephone expense, office rent, shareholders’ expense, and miscellaneous general administration expense. We do not expect current levels of general and administrative expenses to materially increase during the remaining months of 2016.

Income from Operations

As a result of the 45% decrease in total revenue during the three-month period ended March 31, 2016, which was partially offset by the 24% decrease in total expenses, our income from operations decreased by 81% during the three-month period ended March 31, 2016.  We expect income from operations for the remaining quarters of fiscal 2016 to be significantly lower when compared to the same quarters in 2015 unless we are able to increase revenues from existing customers and add new customers.

Income Tax Provision

Because we realized income before taxes of $164,627 during the three-month period ended March 31, 2016, compared to $870,427 during the three-month period March 31, 2015, we realized a $293,685, or 81%, decrease in our income tax provision.  We expect this trend to continue until our income before taxes increases.

Net Income

During the three months ended March 31, 2016, total revenues of $1,309,161 was lower by $1,059,937 when compared to the same period in 2015.  This decrease in total revenues was partially offset by decreases in total expenses of $354,007 resulting in income from operations of $164,627compared to income from operations of $870,557 during three months ended March 31, 2015.  Correspondingly, we realized net income of $96,126 for the three months ended March 31, 2016, compared to net income of $508,241, during the three months ended March 31, 2015.   For reasons discussed throughout this report, unless we are able to add some significant new customers, we expect revenue and net income to be significantly lower throughout 2016 when compared to 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had cash on hand of $4,427,185 compared to $3,834,924 at December 31, 2015.  The $592,261 increase in cash on hand was primarily the result of realizing net income, coupled with increases in bad debt provision, accrued expenses, and deferred rent expense, with decreases in accounts receivables, prepaid income tax and deferred compensation.  These changes were partially offset by an increase in prepaid expense and decreases in accounts payable and unearned revenues.

Cash used in investing activities of $3,535 was primarily the result of purchasing new computers to replace older computers to increase efficiency.

On September 4, 2015, our board of directors declared a special one-time cash dividend of $1.25 per share payable to the record holders of our common stock on September 14, 2015.  At December 31, 2015, we had a balance of $58,985 recorded in our balance sheet as dividends payable.  During the quarter ended March 31, 2016, cash used in financing activities increased by $1,228 from the payment of dividends resulting in a balance of $57,757 in dividends payable at the end of March 31, 2016.

We currently have planned certain capital expenditures during fiscal 2016 to support potential new customers’ software requirements. We do not expect these software expenditures to be material.   We do not anticipate this will require us to seek outside sources of funding. We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  We could use cash or stock of our Company or some combination of both in any such expansion or acquisition.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing.  There is no assurance that we could be successful in obtaining equity or debt financing on favorable terms, or at all.

Cash Flow

During the three months ended March 31, 2016, cash was primarily used to fund operations. We had a net increase in cash of $592,261 during the three months ended March 31, 2016.  See below for additional information.

	For the three months ended March 31,
	2016 (unaudited)	2015 (unaudited)

Net cash provided by operating activities	$597,024	$297,687
Net cash used in investing activities	(3,535)	(12,139)
Net cash used in financing activities	(1,228)	(14,746)

Net increase in cash	$592,261	$270,802

During the three months ended March 31, 2016 and 2015, net cash provided by operating activities were $597,024 and $297,687, respectively.  As discussed herein, we realized net income of $96,126 during the three months ended March 31, 2016, compared to net income of $508,241 during the three months ended March 31, 2015.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of March 31, 2016.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment(1)	$14,835	$12,915	$1,920	$-	$-
Office Leases(2)	1,547,524	181,040	486,203	520,938	359,343
Total Operating Leases	$1,562,359	$193,955	$488,123	$520,938	$359,343

(1)	In October 2013, we entered into a 36 month operating lease for an office copy machine with monthly payments of $161. In December 2013, we leased two document scanners with monthly operating lease payments of $207 each for 36 months. In February 2014, we entered into a 36 month operating lease for an office copy machine with monthly payments at $960.
(2)	On July 23, 2015, we entered into a 79 month lease to lease approximately 9,439 square feet of office space that commenced on September 28, 2015. This office space serves as our principal executive offices, as well as, the principal offices of our operating subsidiaries, Medex, IRC, MLS, MMM and MMC.

In January 2010, we entered into a capital lease arrangement whereby we leased an office copy machine for $25,543. The asset was recorded on our balance sheet under office equipment under capital lease and our liability incurred under the lease was recorded as current and noncurrent obligations under capital lease.  The lease arrangement was for a term of 48 months at level rents with capital interest rate at 7%.  During January 2015, the office copy machine under this capital lease arrangement was retired.

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

As of March 31, 2016, we had no off-balance sheet financing arrangements.

Inflation

We experience pricing pressures in the form of competitive prices.  We are also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits and facility leases.  However, we generally do not believe these impacts are material to our revenues or net income.

Critical Accounting Policies and Estimates

See Note 1 to our condensed consolidated financial statements included elsewhere in this report.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This information is not required for smaller reporting companies.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.)  We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted by us to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our principal executive officer and principal financial officer concluded that as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors listed in Part I, “Item 1A, Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015.  These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

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

Exhibit 101
The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	May 12, 2016	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	May 12, 2016	/s/ Fred Odaka
Fred Odaka Chief Financial Officer