Form 10-Q
period 2016-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2016-08-12
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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

As of August 7, 2016, the registrant had 800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets
 (Unaudited)

ASSETS
	June 30, 2016	December 31, 2015
Current Assets
Cash	$4,467,209	$3,834,924
Accounts receivable, net of allowance of $59,650 and $55,000	733,935	1,040,357
Prepaid income tax	122,772	245,419
Deferred tax asset	35,296	35,296
Prepaid expenses	83,000	66,200
Total current assets	5,442,212	5,222,196

Property and Equipment, net
Computer equipment	319,783	308,266
Furniture and fixtures	212,823	206,784
Office equipment	9,556	14,800
Total property and equipment	542,162	529,850
Less: accumulated depreciation	(303,916)	(261,594)
Net property and equipment	238,246	268,256

Other Assets	26,788	26,788
Total assets	$5,707,246	$5,517,240

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$42,559	$63,565
Accrued expenses	224,979	212,144
Deferred rent expense	14,576	6,891
Dividend payable	57,235	58,985
Unearned revenue	38,714	43,329
Total current liabilities	378,063	384,914

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock, $0.001 par value 50,000,000 shares authorized at June 30, 2016 and December 31, 2015; 800,000 shares issued, (800,000 outstanding) and 802,424 shares issued, (800,000 outstanding net of treasury shares), respectively	800	800
Additional paid-in capital	419,073	673,130
Treasury stock at cost (zero shares and 8,269 shares at June 30, 2016 and December 31, 2015, respectively)	-	(254,057)
Deferred stock compensation	(24,750)	(49,499)
Retained earnings	4,934,060	4,761,952
Total stockholders’ equity	5,329,183	5,132,326
Total liabilities and stockholders’ equity	$5,707,246	$5,517,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended June 30,		For six months ended June 30,
	2016	2015	2016	2015

Revenues
HCO fees	$293,736	$399,060	$688,817	$647,700
MPN fees	148,699	247,695	290,057	555,813
UR fees	208,063	961,840	375,029	1,976,130
MBR fees	125,092	282,772	330,064	653,186
NCM fees	388,593	235,067	677,329	479,539
Other	85,526	134,671	197,574	317,835
Total revenues	1,249,709	2,261,105	2,558,870	4,630,203

Expenses
Depreciation and amortization	20,559	15,889	42,322	28,675
Bad debt provision	4,500	8,677	9,000	16,927
Consulting fees	88,536	88,335	190,068	178,525
Salaries and wages	567,937	633,095	1,143,048	1,318,906
Professional fees	71,771	95,593	142,263	215,939
Insurance	83,551	88,225	161,855	172,982
Outsource service fees	88,980	329,805	175,208	667,552
Data maintenance	26,519	101,309	83,015	108,594
General and administrative	167,228	146,240	317,336	297,609
Total expenses	1,119,581	1,507,168	2,264,115	3,005,709

Income from operations	130,128	753,937	294,755	1,624,494

Other expense
Interest expense	-	(65)	-	(195)
Total other expense	-	(65)	-	(195)

Income before taxes	130,128	753,872	294,755	1,624,299
Income tax provision	54,146	314,771	122,647	676,957

Net income	$75,982	$439,101	$172,108	$947,342

Basic and fully diluted earnings per share:
Earnings per share amount	$.09	$.55	$.22	$1.19
Weighted average common shares outstanding	800,000	797,271	800,000	797,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$172,108	$947,342
Adjustments to reconcile net income to net cash:
Depreciation and amortization	42,322	28,675
Changes in operating assets & liabilities:
Increase in bad debt provision	2,510	17,000
Decrease in accounts receivable	303,912	306,443
Decrease in other assets	-	8,158
Decrease (increase) in prepaid income tax	122,647	(371,781)
(Increase) in prepaid expenses	(16,800)	(27,132)
(Decrease) in accounts payable	(21,006)	(103,569)
Increase (decrease) in accrued expenses	12,835	(18,563)
(Decrease) in income tax payable	-	(9,348)
Decrease (increase) in deferred rent expense	7,685	(4,947)
(Decrease) increase in unearned revenue	(4,615)	40,754
Decrease in deferred compensation	24,749	-
Net cash provided by operating activities	646,347	813,032

Cash flows from investing activities:
Purchases of computers, furniture and equipment	(12,312)	(27,736)
Net cash used by investing activities	(12,312)	(27,736)

Cash flows from financing activities:
Purchase of treasury stock	-	(106,023)
Issuance of cash dividend	(1,750)	-
Payment of obligation under capital lease	-	(6,965)
Net cash used in financing activities	(1,750)	(112,988)
Increase in cash	632,285	672,308
Cash at beginning of period	3,834,924	2,946,025
Cash at end of period	$4,467,209	$3,618,333

Supplemental cash flow information
Cash paid for:
Interest	$-	$197
Income taxes paid	$-	$1,058,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2016

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting standards generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in condensed consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations.  The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical information and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.  The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At June 30, 2016 and December 31, 2015, our bad debt reserve of $59,650 and $55,000, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of June 30, 2016 and December 31, 2015 are as follows:

	6/30/16	12/31/15
Customer A	17%	13%
Customer B	12%	11%
Customer C	12%	8%
Customer D	10%	19%

Reclassifications – Certain 2015 quarterly balances have been reclassified to conform to the 2016 presentation.  The reclassifications have had no effect on the financial position, operations or cash flows for the quarter ended June 30, 2016.

NOTE 2 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Item 2.   Management’s Discussion and Analysis of Financial Statements and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, trends, expectations, new customer acquisitions, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors;  merger and acquisition activities; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new customers, services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and completions, delays, reductions, or cancellations of contracts we have previously entered.

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

Overview

We are a specialty workers’ compensation managed care company providing a range of services for self-administered employers, insurers, third party administrators, municipalities and others.  Our clients are primarily located in the state of California, although we have processed bill reviews in 13 other states from our customers as well.  Workers’ compensation costs continue to increase due to rising medical costs, inflation, fraud and other factors.  Medical and indemnity costs associated with workers’ compensation in the state California are billions of dollars annually.  Our focus goes beyond the medical cost of claims.  Our goal is to reduce the entire cost of the claim, including medical, legal and administrative costs.  As noted above, through our subsidiary companies we provide a range of effective workers’ compensation cost containment services, including but not limited to:

·	Health Care Organizations (“HCOs”)
·	Medical Provider Networks (“MPNs”)
·	HCO + MPN
·	Workers’ Compensation Carve-Outs
·	Utilization Review (“UR”)
·	Medical Bill Review (“MBR”)
·	Nurse Case Management (“NCM”)
·	Lien Representation Services
.	Medicare Set Aside (“MSA”)
.	Legal Support Services

According to recent studies conducted by auditing bodies on behalf of the California Division of Workers’ Compensation, (“DWC”) the two most significant cost drivers for workers’ compensation are claims frequency and medical treatment costs.  It is the latter that our services impact.

As of the end of December 2014, according to the Workers’ Compensation Insurance Rating Bureau of California, California (with the highest claims costs in the nation per claim) reported costs for workers’ compensation claims that were in excess of 188% above the median for all states.  Medical costs per claim have risen since 2005 by nearly $30,000 per claim.  SB 863, which was an attempt to reduce costs in California, has had little demonstrated results. The use of our highly administered medical control tools listed above can greatly diminish costs for unnecessary and prolonged medical treatment.  In addition, our network of specially selected and overseen providers are competent in returning injured workers back to modified or full duty in the most expeditious manner, thus saving costs for temporary disability payments.

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

HCO + MPN

As a licensed HCO and MPN, in addition to offering HCO and MPN programs, we are also able to offer our clients a combination of the HCO and MPN programs.  Under this plan model an employer can enroll its employees in the HCO program, and then prior to the expiration of the 180-day treatment period under the HCO program, the employer can enroll the employee into the MPN program.  This allows employers to take advantage of both programs.  We believe that we are currently the only entity that offers both programs together in a combination program.

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

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

Revenue

During the three-month period ended June 30, 2016, total revenues decreased 45% to $1,249,709 compared to $2,261,105 for the three-month period ended June 30, 2015.  For the three months ended June 30, 2016, NCM fees increased by 65% compared to the same period in 2015, while HCO, MPN UR, MBR, and other revenue were lower by 26%, 40%, 78%, 56% and 37%, respectively.  The loss of Amtrust North America (“Amtrust”), Companion Property and Casualty Insurance Co. (“Companion”) and a major MPN customer during 2015 has and will continue to have significant negative impact on our revenue during 2016 and until we are able to replace the revenue generated from these customers.  Unless we are able to attract additional new customers during 2016, we anticipate revenues will be considerably lower throughout 2016 compared to 2015.

As of June 30, 2016, we had approximately 300,000 total enrollees in our HCO and MPN programs.  Enrollment consisted of approximately 168,000 HCO enrollees and 132,000 MPN enrollees.  By comparison as of June 30, 2015, we had approximately 740,000 total enrollees, including approximately 138,000 HCO enrollees and 602,000 MPN enrollees.  The growth in HCO enrollment of approximately 30,000 was primarily the result of several existing HCO customers increasing their enrollment and the addition of one new HCO customer.  MPN enrollment decreased by approximately 470,000 resulting primarily from the loss of a major MPN customer.  Many of our HCO and MPN clients also use the other services we offer, but we also have customers that don’t use our HCO or MPN services.

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

HCO Fees

During the three months ended June 30, 2016 and 2015, HCO fee revenues were $293,736 and $399,060 respectively.  While HCO enrollment increased 22% during the three-month period ended June 30, 2016, we realized a decrease of 26% in revenue from HCO fees.  The decrease in HCO revenue of $105,324 was primarily the result of booking revenues for the initial notification and mailing fees from a new HCO customer during the three months ended June 30 2015, while no such fees were recorded for this customer during the same period in 2016. This decrease was partially offset by adding one significant HCO customer in March 2016.

MPN Fees

 MPN fee revenues for the three-month periods ended June 30, 2016 and 2015, were $148,699 and $247,695, respectively, a decrease of 40%.  During the same period, employee enrollment decreased by 78%.  The reduction in revenues and employee enrollment resulted primarily from the termination of a major MPN customer which was partially offset by the addition of four new customers in the third quarter of 2015, and three new customers during the first and second quarters of 2016.

UR Fees

During the three-month period ended June 30, 2016, UR revenues decreased by $753,777 to $208,063 when compared to the same period a year earlier. As discussed above, during the fourth quarter 2015, AmTrust, our largest customer, terminated the services we were providing to them.  During the three-month period ended June 30, 2016, we recorded zero revenues from our former customers, AmTrust and Companion, compared to $725,205 and $45,670, respectively, during the same period in 2015.  During the three-month period ended June 30, 2016 we added two new UR customers and we expect billings from other existing customers to increase during the remainder of 2016.  We foresee the loss of AmTrust and Companion will have a significant negative impact on UR fees, revenue, profitability and liquidity during 2016, and until such time as we are able to replace the revenue generated from these customers.

MBR fees

For the three months ended June 30, 2016, MBR revenues decreased by $157,680 to $125,092 when compared to the same period a year earlier.  This was largely the result of the loss of revenues from Companion totaling $114,369, the loss of one other MBR customer and lower revenues realized from two existing customers during three months ended June 30, 2016.  Primarily, as the result of losing Companion, we anticipate MBR fees will be significantly lower throughout 2016.  We have and will continue our efforts to, at least partially, replace the lost MBR revenue from Companion.

NCM Fees

During the three-month periods ended June 30, 2016 and 2015, NCM revenues were $388,593 and $235,067, respectively.  The increase in NCM revenues of $153,526 was primarily attributed to adding three new customers and increased use by an existing customer. We expect NCM fees to continue to increase during the remaining months of the current year at a similar rate as experienced during the second quarter of 2016.

Other Fees

Other fees consist of revenues derived from network access and claims repricing, legal support services, lien representation services, MSA services and worker’s compensation carve-outs provided by Medex, MLS and IRC. Other fee revenues for the three-month periods ended June 30, 2016 and 2015, were $85,526 and $134,671, respectively.  The decrease of $49,145 was mainly the result of decreased network access fees from one customer having lower savings realized from using our PPO network. We expect this downward trend to continue for the remainder of 2016.

Network Access and Repricing Fees

Our network access and claims repricing fees are generated from certain customers who have access to our network and split with Medex the cost savings generated from their PPO.  During the three months ended June 2016 and 2015, network access fee revenues generated were $67,931 and $114,312, respectively. This decrease of $46,381 was primarily the result of one customer phasing out the use of our PPO network.  As mentioned above we expect this downward trend to continue for the remaining months of 2016.

Legal Support Services

In February 2016, MLS began recording legal support service revenues consisting of fees charged to our customers for representation at the Workers Compensation Appeals Board (“WCAB”). The fees include reimbursement of expert witness fees, travel, lodging and other miscellaneous expenses incurred in behalf of our customers.  During the three-month period ended June 30, 2016, legal support service revenues were $898.

Lien Representation Fees

During the three-month period ended June 30, 2016, we recorded lien representation fees totaling $1,541 compared to $20,359 during the same period a year earlier The decrease of $18,818 was primarily the result of the reduction of active lien cases from one major customer.  We do not anticipate the lien representation fees to increase during the remaining months of 2016 unless we are able to acquire new customers and our existing customers increase their volume of new lien cases.

MSA Fees

In December 2015, MLS commenced offering Medicare Set Aside services for workers’ compensation claims which is a financial agreement that allocates a portion of a workers’ compensation settlement to pay for future medical services related to the work-related injury, illness, or disease.  The purpose of the MSA arrangement is to provide funds to the injured party to pay for future medical expenses that would otherwise be covered by Medicare.  This program affords our clients an effective way to overcome complications after settlement and avoids unnecessary costs attached to the claim.  During the three months ended June 30, 2016, we recorded MSA revenues totaling $8,525.  We recorded no MSA revenue during the three months ended June 30, 2015.  Unless we are able to attract new customers during the remaining months of 2016 we expect revenues to remain constant for the rest of fiscal 2016.

Workers’ Compensation Carve-outs

In November 2015, through IRC we commenced creating legal agreements for the implementation of Workers’ Compensation Carve-Outs for California employers with collective bargaining units and the administration of such programs within the statutory and regulatory requirements.  The California legislature permits employers and employees to engage in collective bargaining over alternative systems to resolve disputes in the workers’ compensation context.   These systems are called carve-outs because the employers and employees covered by such collective bargaining agreements are carved out from the state workers’ compensation system.  During the three months ended June 30, 2016, we recorded carve-out revenues totaling $6,630.  We recorded no carve-out revenue during the three months ended June 30, 2015.  Until we are able to complete future negotiations with our targeted unions and add additional personnel and resources, we do not expect carve-out revenues to increase over the remaining months of fiscal 2016.
Expenses

Total expenses for the three months ended June 30, 2016 and 2015, were $1,119,581 and $1,507,168, respectively.  The decrease of $387,587 was the result of decreases in bad debt, salaries and wages, professional fees, insurance, outsource service fees, and data maintenance, partially offset by increases in depreciation, consulting fees and general and administrative expenses.

Depreciation and Amortization

During the quarter ended June 30, 2016, we recorded depreciation and amortization expense of $20,559, compared to $15,889 during the comparable 2015 period.  The increase in depreciation and amortization was primarily attributable to the purchase of additional furniture, fixtures, and computer equipment.

Bad Debt

During the three-month period ending June 30, 2016 and 2015, we recorded $4,500 and $8,677 in bad debt provision to cover potential uncollectible accounts receivables.

Consulting Fees

During the three months ended June 30, 2016, consulting fees increased to $88,536 from $88,335 during the three months ended June 30, 2015.  We expect current consulting fees to remain relatively level for the remaining months of 2016.

Salaries and Wages

Salaries and wages decreased $65,158 or 10% to $567,937 during the quarter ended June 30, 2016, compared to $633,095 during the quarter ended June 30, 2015.  The decrease in salaries and wages was due to terminations partially offset by new hires and salary increases.  In June 2015, the director of managed care and workers compensation of MMC resigned.  Medex hired a vice president of operations in August 2015.  Medex terminated an HCO manager and a marketing coordinator in August 2015.  Additionally, MLS terminated two employees in September 2015, and these vacant positions were filled in October 2015, by two existing personnel within the Company.  In December 2015, Medex hired a director of healthcare. MMM hired two nurse case managers in June 2016. The Company employed 33 and 37 full-time employees as of June 30, 2016 and 2015, respectively.

Professional Fees

For the three months ended June 30, 2016, we incurred professional fees of $71,771, compared to $95,593 during the three months ended June 30, 2015.  This 25% decrease in fees was primarily the result of decreases in field case management services, partially offset by increases in fees paid to our board of directors for one additional board meeting during the three months ended June 30, 2016, when compared to the same period in 2015.

Insurance

During the three months ended June 30, 2016, we incurred insurance expenses of $83,551, a $4,674 decrease over the three-month period ended June 30, 2015.  The decrease in insurance expense was primarily caused by lower group health insurance premiums resulting primarily from the decrease in the number of employees, when compared to the same period a year earlier. We are currently reviewing our entire company insurance policies and do not expect a material increase or decrease during the remainder of this fiscal year.

Outsource Service Fees

Outsource service fees consist of costs incurred in outsourcing UR and MBR services and certain NCM services.  We do not, at this time, have enough volume to justify creating our own UR and MBR in-house staff.  Instead, we utilize outside vendors to provide specific services for our clients, charging additional fees over and above those paid to our outside vendors for administration and coordination of UR, MBR and certain NCM services directly to the clients.  Typically, our outsource service fees increase and decrease in correspondence with the level of MBR and UR services, and some NCM services, we provide to our customers.  In times when the level of MBR or UR services rendered increases, we typically experience higher outsource service fees, and when the level of services we render decreases, we typically experience lower outsource service fees.  We incurred $88,980 and $329,805 in outsource service fees during the three-month periods ended June 30, 2016 and 2015, respectively.  The decrease of $240,825 was largely the result of the lower numbers of UR and MBR reviews conducted by our outsource service providers, resulting primarily from lost business from AmTrust and Companion as previously mentioned.  We anticipate our outsource service fees will continue to move in correspondence with the level of UR, MBR and certain NCM services we provide in the future.  Therefore, we anticipate substantial reductions in outsource service fees over the remaining months of fiscal 2016 when compared to the same periods in 2015 unless we are able to attract significant new customers.

Data Maintenance

During the three months ended June 30, 2016 and 2015, data maintenance fees were $26,519 and $101,309 respectively.  The decrease in data maintenance expense of $74,790 was primarily the result of booking data maintenance expense for the initial notification and mailing fees from a new HCO customer during the three months ended June 30 2015, while no data maintenance expense was recorded for this customer during the same period in 2016. This decrease was partially offset by the addition of one major HCO customer in April 2016.

General and Administrative

General and administrative expenses increased 14% to $167,228 during the three-month period ended June 30, 2016.  This increase of $20,988 was primarily attributable to increases in charitable contributions, license and permits, postage, telephone expense, professional fees, office rent, vacation expense and miscellaneous general administrative expenses, partially offset by decreases in advertising, dues and subscriptions, equipment repairs and travel and entertainment.  We do not expect current levels of general and administrative expenses to materially increase during the remaining months of 2016.

Income from Operations

As a result of the 45% decrease in total revenue during the three-month period ended June 30, 2016, which was only partially offset by the 26% decrease in total expenses, our income from operations decreased by 83% during the three-month period ended June 30, 2016 when compared to the same period in 2015.  We expect income from operations for the remaining quarters of fiscal 2016 to be significantly lower when compared to the comparable 2015 quarter, unless we are able to increase revenues from existing customers and add significant new customers.

Income Tax Provision

Because we realized income before taxes of $130,128 during the three-month period ended June 30, 2016, compared to $753,872 during the three-month period June 30, 2015, we realized a $260,625 decrease in our income tax provision.

Net Income

During the three months ended June 30, 2016, total revenues of $1,249,709 was lower by $1,011,396 when compared to the same period in 2015.  This decrease in total revenues was partially offset by decreases in total expenses of $387,587 resulting in income from operations of $130,128 compared to income from operations of $753,937 during three months ended June 30, 2015.  Correspondingly, we realized net income of $75,982 for the three months ended June 30, 2016, compared to net income of $439,101, during the three months ended June 30, 2015.  For reasons discussed throughout this report, unless we are able to add some significant new customers, we expect revenue and net income to be significantly lower throughout 2016 when compared to 2015.

Comparison of the six months ended June 30, 2016 and 2015

Revenue

Total revenues during the six-month period ended June 30, 2016, decreased 45% to $2,558,870 compared to the six-month period ended June 30, 2015.  The total number of employee enrollees decreased by 59% during the six months ended June 30, 2016, when compared to the same period in 2015.  As of June 30, 2016, we had approximately 300,000 total enrollees.  Enrollment consisted of approximately 168,000 HCO enrollees and 132,000 MPN enrollees.  By comparison as of June 30, 2015, we had approximately 740,000 total enrollees, including approximately 138,000 HCO enrollees and 602,000 MPN enrollees.

 HCO Fees

During the six months ended June 30, 2016 and 2015, HCO fee revenues were $688,817 and $647,700, respectively.  During the six months ended June 30, 2016, HCO revenues increased 6% while HCO employee enrollment increased 22% when compared to the same quarter a year earlier. The increase in HCO fee revenues of $41,117 was primarily attributable to revenues derived from initial notification fees and mailing fees from a new HCO customer.  These initial notification and mailing fees occur at the time new employees are enrolled and recur in future periods based on the terms of the customer’s contract.

MPN Fees

MPN fee revenues for the six months ended June 30, 2016, were $290,057 compared to $555,813 for the six months ended June 30, 2016, a decrease of $265,756.  MPN revenues decreased by 48% while MPN employee enrollment decreased by 78%.  The decrease in MPN revenues of 265,756 resulted primarily from the loss of a major MPN customer, partially offset by adding four new customers in the third quarter of 2015, three new customers during the first and second quarters of 2016 and increases in revenues from existing customers. As mentioned above, in July 2015, we substantially ceased doing all business with a major MPN customer. This customer contributed approximately $283,847 in MPN revenues during the six month-period ended June 30, 2015.

UR Fees

During the six-month period ended June 30, 2016, UR revenues decreased by $1,601,101 to $375,029 when compared to the same period a year earlier.  As discussed in this report, during 2015, we ceased doing business with two of our largest customers.  During the six-month period ended June 30, 2016, we recorded no revenues from our former customers, AmTrust, and Companion, compared to $1,412,155 and $79,345, respectively, during the same period in 2015.  Also contributing to the lower UR revenues was the reduction in the number of bills submitted for review from several existing customers during the six-month period ended June 30, 2016, when compared to the same period in 2015.  We anticipate the lower levels of bills from this customer to continue, however we expect billings from other existing customers to increase during the remainder of 2016. We foresee the loss of AmTrust and Companion will continue to have a significant negative impact on UR fees, revenue, profitability and liquidity throughout 2016, and until such time as we are able to replace the revenue generated from these customers.

MBR fees

For the six-month period ended June 30, 2016, MBR revenues decreased by $323,122 to $330,064 when compared to the same period a year earlier.   As discussed above, effective June 1, 2015, Companion ceased conducting business with MMC.  During the six-month period ended June 30, 2016, we recorded no revenues from Companion compared to $328,689 for the same period in 2015. As a result of the loss of Companion as a customer, we anticipate MBR fees will be significantly lower throughout the remainder of fiscal 2016 compared to fiscal 2015.  We have and will continue our efforts to, at least partially, replace the lost revenue from Companion.

NCM Fees

During the six months ended June 30, 2016 and 2015, NCM revenues were $677,329 and $479,539, respectively. The increase in NCM revenues of $197,790 was primarily attributable to adding three new customers during the six month-period ended June 30, 2016, and increased uses by an existing customer resulting in increased NCM fees of $123,169 and $74,621, respectively.  We expect NCM fees to continue to increase during the remaining months of the current year at a similar rate as experienced during the second quarter of 2016.

Other Fees

Other fee revenues for the six months ended June 30, 2016 and 2015, were $197,574 and $317,835 respectively. The decrease of $120,261 was primarily the result of decreased network access fees from one customer having lower savings realized from using our PPO network. We expect this downward trend to continue for the remainder of 2016.

Network Access and Repricing Fees

During the six months ended June 30, 2016 and 2015, network access and claims repricing fee revenues generated were $154,992, and $272,417, respectively. This decrease of $117,425 was primarily the result of one customer phasing out the use of our PPO network.  As mentioned above we expect this downward trend to continue for the remaining months of 2016.

Legal Support Services

During the six-month period ended June 30, 2016, legal support service revenues were $4,301.  We did not offer legal support services during the six-month period ended June 30, 2015.

Lien Representation Fees

During the six months ended June 30, 2016 we recorded lien representation fees totaling $4,696 compared to $45,418 during the same period a year earlier. We anticipate lien representation fees will continue to be lower during the remaining months of 2016, unless we are able to acquire new customers and/or our existing customers increase their volume of new lien cases.

MSA services

During the six months ended June 30, 2016, we recorded MSA revenues totaling $20,325. We did not offer MSA services during the six months ended June 30, 2015 and therefore recorded no MSA revenue during the six months ended June 30, 2015.  Unless we are able to attract new customers during the remaining months of 2016, we expect revenues to remain constant for the rest of fiscal 2016.

Workers’ Compensation Carve-outs

During the six months ended June 30, 2016, we recorded carve-out revenues totaling $13,260.  We recorded no carve-out revenue during the six months ended June 30, 2015.  Until we are able to complete future negotiations with our targeted unions and add additional personnel and resources, we do not expect carve-out revenues to increase over the remaining months of fiscal 2016.

Expenses

Total expenses for the six months ended June 30, 2016 and 2015, were $2,264,115 and $3,005,709, respectively. The decrease of $741,593 was the result of decreases in salaries and wages, professional fees, insurance, outsource fees, data maintenance and bad debt provision, partially offset by increases in depreciation, consulting fees and general and administrative expenses.

Depreciation and Amortization

During the six months ended June 30, 2016, we recorded depreciation and amortization expense of $42,322, compared to $28,675 during the comparable 2015 period.  The increase in depreciation and amortization was primarily attributable to the purchase of additional furniture and fixtures and computer equipment.

Bad Debt Provision

During the six-month periods ending June 30, 2016 and 2015, we recorded a bad debt provision of $9,000 and $16,927, respectively, as a result of potential uncollectible accounts receivables.  At June 30, 2016 and December 31, 2015, our allowances for bad debt balances were $59,650 and $55,000, respectively.

Consulting Fees

During the six months ended June 30, 2016, consulting fees increased to $190,068 from $178,525 during the six months ended June 30, 2015. This increase of $11,543 was primarily the result of hiring a consultant with the title of director of healthcare in December 2015. In March 2016, this position was changed from a consultant to an employee. Currently, we have no plans to hire additional consultants for the remaining months in 2016.

Salaries and Wages

Salaries and wages decreased $175,858 or 13% to $1,143,048 during the six months ended June 30, 2016, compared with the six months ended June 30, 2015.  The decrease in salaries and wages was primarily due to reasons discussed above.

Professional Fees

For the six months ended June 30, 2016, we incurred professional fees of $142,263 compared to $215,939 during the six months ended June 30, 2015. The $73,676 decrease in professional fees was primarily the result of lower fees paid by MMM for field case management services resulting from reduced levels of field cases, partially offset by higher legal fees.  We expect professional fees to remain at or near current levels for the remainder of fiscal 2016.

Insurance

During the six months ended June 30, 2016, we incurred insurance expenses of $161,855, a decrease of $11,127 over the same six-month period of 2015.   The decrease in insurance expense was primarily caused by lower group health insurance premiums resulting primarily from the decrease in the number of employees, when compared to the same period a year earlier. We do not expect a material increase or decrease during the remainder of this fiscal year.

Outsource Service Fees

We incurred $175,208 and $667,552 in outsource service fees during the six-month periods ended June 30, 2016 and 2015, respectively.  The decrease of $492,344 was the result of the termination of business with AmTrust and Companion.  We anticipate our outsource service fees will continue to move in correspondence with the level of UR, MBR and certain NCM services we provide in the future.  Therefore, we anticipate substantial reductions in outsource service fees over the remaining months of fiscal 2016 when compared to the same periods in 2015 if we are unable to attract significant new customers.

Data Maintenance

During the six months ended June 30, 2016, we experienced an overall MPN and HCO employee enrollment decrease of 59% when compared to the same period a year earlier.  While overall enrollment decreased 59%, data maintenance fees decreased 24% to $83,015 during the six months ended June 30, 2016.  The decrease of $25,579 in data maintenance fees was primarily attributable to booking data maintenance expense for the initial notification and mailing fees from a new HCO customer during the six months ended June 30 2015, while no data maintenance expense were recorded for this customer during the same period in 2016. This decrease was partially offset by incurring data maintenance cost by the addition of one major HCO customer in April 2016.

General and Administrative

General and administrative expenses increased 26% to $317,336 during the six months ended June 30, 2016, compared to $297,609 during the same period in 2015.  This increase of $19,727 was primarily attributable to increases in charitable contribution, licenses and permits, office supplies, postage expense, telephone expense, office rent and shareholders expense, partially offset by decreases in advertising, auto expense, dues and subscriptions, equipment and repairs, printing expense, travel and entertainment and miscellaneous general administrative expenses. We do not expect current levels of general and administrative expenses to materially increase during the remaining months of 2016.

Income from Operations

As a result of the 45% decrease in total revenue during the sixth-month period ended June 30, 2016, which was only partially offset by a 25% decrease in total expenses, our income from operations decreased by 82% during the six-month period ended June 30, 2016.  We expect income from operations for the remaining periods of fiscal 2016 to be significantly lower when compared to the same periods of fiscal 2015 unless we are able to increase revenues from existing customers and add significant new customers.

Income Tax Provision

Because we realized income before taxes of $294,755 during the six-month period ended June 30, 2016, compared to $1,624,299 during the six-month period June 30, 2015, we realized a $554,310, or 82%, decrease in our income tax provision. We expect this trend to continue until our income before taxes increases.

Net Income

During the six months ended June 30, 2016, total revenues of $2,558,870 were lower by $2,071,333 when compared to the same period in 2015.   This decrease in total revenues was only partially offset by a decrease in total expenses of $741,593 resulting in income from operations of $294,755 compared to income from operations of $1,624,494 during the six months ended June 30, 2015.  We realized net income of $172,108 for the six months ended June 30, 2016, compared to net income of $947,342 during the six months ended June 30, 2015.  We anticipate net income through the remainder of fiscal 2016 will continue to be significantly lower compared to fiscal 2015, due to the loss of several major clients as discussed in this report. Although the loss of these customers will substantially impact our net income going forward, generally, new customers are added throughout the year and other customers terminate from the program for a variety of reasons. We have no assurances that we will continue to add new customers or lose existing customers during the remaining months of 2016.

Liquidity and Capital Resources

As of June 30, 2016, we had cash on hand of $4,467,209 compared to $3,834,924 at December 31, 2015.  During the six months ended June 30, 2016, cash increased $632,285 compared to $672,308 during the six months ended June 30, 2015.  This $40,023 change was primarily attributable to decreases in our net income, accounts receivables and prepaid income taxes and an increase in our accounts payable.  Barring a significant downturn in the economy, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.

Cash used in investing activities of $12,312 was primarily the result of purchasing new computers to replace older computers to increase efficiency.

On September 4, 2015, our board of directors declared a special one-time cash dividend of $1.25 per share payable to the record holders of our common stock on September 14, 2015.  At December 31, 2015, we had balances of $58,985 recorded in our balance sheet as dividends payable.  During the six month period ended June 30, 2016, cash used in financing activities increased by $1,750 from the payment of dividends resulting in a balance of $57,235 in dividends payable at the end of June 30, 2016.

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

Cash Flow

During the six months ended June 30, 2016, cash was primarily used to fund operations. We had a net increase in cash of $632,285 during the six months ended June 30, 2016, compared to an increase in cash of $672,308 during the six months ended June 30, 2015.  See below for additional discussion and analysis of cash flow.

	For the six months ended June 30,
	2016 (unaudited)	2015 (unaudited)

Net cash provided by operating activities	$646,347	$813,032
Net cash used in investing activities	(12,312)	(27,736)
Net cash used in financing activities	(1,750)	(112,988)

Net increase in cash	$632,285	$672,308

During the six months ended June 30, 2016, net cash provided by operating activities was $646,347 compared to net cash provided by operating activities of $813,032 during the six months ended June 30, 2015.  As discussed herein we realized net income of $172,108 during the six months ended June 30, 2015, compared to net income of $947,342 during the six months ended June 30, 2015.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of June 30, 2016:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment(1)	$10,231	$10,231	$-	$-	$-
Office Leases(2)	1,488,058	223,987	493,754	528,490	241,827
Total Operating Leases	$1,498,289	$234,218	$493,754	$528,490	$241.827

(1)	In October 2013, we entered into a 36 month operating lease for an office copy machine with monthly payments of $161. In December 2013, we leased two document scanners with monthly operating lease payments of $207 each for 36 months. In February 2014, we entered into a 36 month operating lease for an office copy machine with monthly payments at $960.
(2)	On July 23, 2015, we entered into a 79 month lease to lease approximately 9,439 square feet of office space that commenced on September 28, 2015. This office space serves as our principal executive offices, as well as, the principal offices of our operating subsidiaries, Medex, IRC, MLS, MMM and MMC.

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

As of June 30, 2016, we had no off-balance sheet financing arrangements.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.)  We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted by us to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our principal executive officer and principal financial officer concluded that as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.   Exhibits

Exhibits.  The following exhibits are filed or furnished, as applicable, as part of this report:

Exhibit Number	Title of Document

Exhibit 31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	August 12, 2016	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	August 12, 2016	/s/ Fred Odaka
Fred Odaka Chief Financial Officer