Form 10-Q
period 2016-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2016-11-14
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016

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

As of November 10, 2016, the registrant had 800,000 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$4,848,995	$3,834,924
Accounts receivable, net of allowance of $64,150 and $55,000	725,046	1,040,357
Deferred tax asset	35,296	35,296
Prepaid income taxes	6,614	245,419
Prepaid expenses	124,730	66,200
Total current assets	5,740,681	5,222,196

Property and Equipment, net
Computer equipment	341,027	308,266
Furniture and fixtures	206,784	206,784
Office equipment	15,595	14,800
Total property and equipment	563,406	529,850
Less: accumulated depreciation and amortization	(324,841)	(261,594)
Net property and equipment	238,565	268,256

Other Assets	26,788	26,788
Total assets	$6,006,034	$5,517,240

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$40,651	$63,565
Accrued expenses	323,487	212,144
Income tax payable	10,424	-
Deferred rent expense	17,022	6,891
Dividend payable	56,922	58,985
Unearned revenue	38,637	43,329
Total current liabilities	487,143	384,914

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value; zero shares issued and outstanding	-	-
Common stock, $0.001 par value 50,000,000 shares authorized at September 30, 2016 and December 31, 2015; 800,000 shares issued, (800,000 outstanding net of treasury shares) and 802,424 shares issued, (800,000 outstanding net of treasury shares), respectively	800	800
Additional paid-in capital	419,073	673,130
Treasury stock at cost (zero shares and 8,269 shares at September 30, 2016 and December 31, 2015, respectively)	-	(254,057)
Deferred stock compensation	(12,375)	(49,499)
Retained earnings	5,111,393	4,761,952
Total stockholders’ equity	5,518,891	5,132,326
Total liabilities and stockholders’ equity	$6,006,034	$5,517,240

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended September 30,		For nine months ended September 30,
	2016	2015	2016	2015

Revenues:
UR fees	$221,176	$1,027,893	$596,205	$3,004,023
MBR fees	187,829	201,903	517,893	855,089
HCO fees	276,951	273,089	965,768	920,789
MPN fees	146,836	224,128	436,893	779,941
NCM fees	499,118	216,216	1,176,447	695,755
Other	111,686	126,352	309,260	444,187
Total revenues	1,443,596	2,069,581	4,002,466	6,699,784

Expenses:
Depreciation and amortization	20,925	16,011	63,247	44,686
Bad debt provision	4,500	9,750	13,500	26,677
Consulting fees	75,228	90,063	265,296	268,588
Salaries and wages	574,100	555,666	1,717,148	1,874,572
Professional fees	82,105	99,418	224,368	315,357
Insurance	81,452	83,283	243,307	256,265
Outsource service fees	113,017	295,507	288,225	963,059
Data maintenance	30,160	11,819	113,175	120,413
General and administrative	157,894	139,035	475,230	436,644
Total expenses	1,139,381	1,300,552	3,403,496	4,306,261

Income from operations	304,215	769,029	598,970	2,393,523

Other expense
Interest expense	-	(6)	-	(201)
Total other expense	-	(6)	-	(201)

Income before taxes	304,215	769,023	598,970	2,393,322
Income tax provision	126,882	319,992	249,529	996,949

Net income	$177,333	$449,031	$349,441	$1,396,373

Basic and fully diluted earnings per share:
Earnings per share amount	$.22	$.57	$.44	$1.76
Weighted average common shares outstanding	800,000	794,072	800,000	794,072

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$349,441	$1,396,373
Adjustments to reconcile net income to net cash:
Depreciation and amortization	63,247	44,686
Changes in operating assets and liabilities
Increase in bad debt provision	12,260	26,750
Decrease in accounts receivable	303,051	333,263
(Increase) in other assets	-	(18,630)
Decrease (increase) in prepaid income tax	238,805	(237,656)
(Increase) in prepaid expenses	(58,530)	(10,900)
(Decrease) in accounts payable	(22,914)	(106,289)
Increase in accrued expenses	111,343	20,967
Increase (decrease) in income tax payable	10,424	(4,481)
Increase (decrease) in deferred rent expense	10,131	(14,074)
(Decrease) increase in unearned revenue	(4,692)	40,904
Decrease in deferred compensation	37,124	-
Net cash provided by operating activities	1,049,690	1,470,913

Cash flows used in investing activities
Purchases of computers, furniture and equipment	(33,556)	(91,135)
Net cash used by investing activities	(33,556)	(91,135)

Cash flows used in financing activities
Purchase of treasury stock	-	(177,342)
Issuance of cash dividend	(2,063)	(859,170)
Payment of obligation under capital lease	-	(8,151)
Net cash used in financing activities	(2,063)	(1,044,663)

Increase in cash	1,014,071	335,115
Cash at beginning of period	3,834,924	2,946,025
Cash at end of period	$4,848,995	$3,281,140

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$205
Income taxes paid	$300	$1,239,086

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2016

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting standards generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in condensed consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations.  The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical information and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2015.  Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.  The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At September 30, 2016 and December 31, 2015, our bad debt reserve of $64,150 and $55,000, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of September 30, 2016 and December 31, 2015 are as follows:

	9/30/16	12/31/15
Customer A	18%	13%
Customer B	10%	11%
Customer C	12%	8%
Customer D	10%	19%
Customer E	11%	-%

Reclassifications – Certain 2015 balances have been reclassified to conform to the 2016 presentation.  The reclassifications have had no effect on the financial position, operations or cash flows for the quarter ended September 30, 2015.

NOTE 2 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

NOTE 3 –EQUITY INCENTIVE AWARDS

On December 31, 2015, the Company awarded restricted stock grants of 5,928 shares of its common stock to employees and a Company consultant pursuant to the Company’s 2005 Stock Option Plan.  The grants vest one year from the date of grant and are subject to forfeiture should the recipient terminate his employment or consulting agreement with the Company prior to vesting.  The restricted stock grants were valued at $8.35 per share, the closing price of the Company’s common stock on the December 31, 2015 grant date. At December 31, 2015, the Company recorded deferred compensation totaling $49,499 to be written off over the twelve month period in 2016. During the nine month period ended September 30, 2016, the Company wrote off $37,124 in deferred compensation expense resulting in a balance of $12,375 remaining as of September 30, 2016.

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

Results of Operations

Comparison of the three months ended September 30, 2016 and 2015

Revenue

During the three month period ended September 30, 2016, total revenues decreased 30% to $1,443,596 compared to $2,069,581 for the three-month period ended September 30, 2015.  For the three month period ended September 30, 2016 UR, MBR, MPN and Other revenues decreased by 78%, 7%, 34%, and 12%, respectively, compared to the same period in 2015 while HCO and NCM revenues were higher by 1% and 131%, respectively.  The loss of Amtrust North America (“Amtrust”), Companion Property and Casualty Insurance Co. (“Companion”) and a major MPN customer during 2015 has and will continue to have significant negative impact on our revenue during 2016 and until we are able to replace the revenue generated from these customers.  Unless we are able to attract additional new customers during 2016, we anticipate revenues will be considerably lower throughout 2016 compared to 2015.

As of September 30, 2016, we had approximately 302,000 total enrollees in our HCO and MPN programs.  Enrollment consisted of approximately 170,000 HCO enrollees and 132,000 MPN enrollees.  By comparison as of September 30, 2015, we had approximately 453,000 total enrollees, including approximately 142,000 HCO enrollees and 311,000 MPN enrollees.  The growth in HCO enrollment of approximately 28,000 was primarily the result of several existing HCO customers increasing their enrollment and the addition of one new HCO customer.  MPN enrollment decreased by approximately 179,000 resulting primarily from the loss of a major MPN customer.  Many of our HCO and MPN clients also use the other services we offer, but we also have customers that don’t use our HCO or MPN services.

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

UR Fees

During the three-month period ended September 30, 2016, UR revenues decreased by $806,717 to $221,176 when compared to the same period a year earlier. As discussed, during the fourth quarter 2015, AmTrust, our largest customer, terminated our services.  During the three-month period ended September 30, 2016, we recorded zero revenues from our former customer, AmTrust compared to $794,235 during the same period in 2015.  During the three-month period ended September 30, 2016 we added two new UR customers and we expect billings from other existing customers to increase during the remainder of 2016.  We foresee the loss of AmTrust will have a significant negative impact on UR fees, revenue, profitability and liquidity during 2016, and until such time as we are able to replace the revenue generated from this customer.

MBR Fees

For the three months ended September 30, 2016, MBR revenues decreased by $14,074 to $187,829 when compared to the same period a year earlier.  This reduction was largely the result of the loss of Companion and lower revenues realized from two existing customers during three months ended September 30, 2016.  We anticipate MBR fees will continue to be lower throughout 2016.  We have and will continue our efforts to, at least partially, replace the lost MBR revenue from Companion.

HCO Fees

During the three months ended September 30, 2016 and 2015, HCO fee revenues were $276,951 and $273,089 respectively.  While HCO enrollment increased 20% during the three-month period ended September 30, 2016, we realized an increase of 1% in revenue from HCO fees.  The increase in HCO revenue of $3,862 was primarily the result of booking revenue for the initial notification and mailing fees from a new HCO customer during the three months ended September 30 2016.

MPN Fees

MPN fee revenue for the three months ended September 30, 2016 was $146,836 compared to $224,128 for the three months ended September 30, 2015, a decrease of $77,292 or 34%.   During the same period, employee enrollment decreased by 58%.  The reduction in revenues and employee enrollment resulted primarily from the termination of a major MPN customer in July 2015, which was partially offset by the addition of a number of new customers in the third quarter of 2015, and the first and second quarters of 2016.

NCM Fees

During the three-month periods ended September 30, 2016 and 2015, NCM revenues were $499,118 and $216,216, respectively.  The increase in NCM revenues of $282,902 was primarily attributed to adding three new customers and increased use by an existing customer. We expect NCM fees to continue to increase during the remaining months of the current year at a similar rate as experienced during the first three quarters of 2016.

Other Fees

Other fees consist of revenues derived from network access and claims repricing, legal support services, lien representation services, MSA services and worker’s compensation carve-outs provided by Medex, MLS and IRC. Other fee revenues for the three-month periods ended September 30, 2016 and 2015, were $111,686 and $126,352, respectively.  The decrease of $14,666 was mainly the result of decreased network access fees from one customer having lower savings realized from using our PPO network. We expect this downward trend to continue for the remainder of 2016.

Network Access and Repricing Fees

Our network access and claims repricing fees are generated from various customers who have access to our network and split with Medex the cost savings generated from their PPO.  Revenues for the three-month periods ended September 30, 2016 and 2015, were $87,364 and $119,474, respectively.  The decrease of $32,110 was primarily the result of one customer having lower savings realized from using our network.

Legal Support Services

In February 2016, MLS began recording legal support service revenues consisting of fees charged to our customers for representation at the Workers Compensation Appeals Board (“WCAB”). The fees include reimbursement of expert witness fees, travel, lodging and other miscellaneous expenses incurred in behalf of our customers.  During the three-month period ended September 30, 2016, legal support service revenues were $1,372.

Lien Representation Fees

During the three-month period ended September 30, 2016, we recorded lien representation fees totaling $970 compared to $6,878 during the same period a year earlier The decrease of $5,908 was primarily the result of the reduction of active lien cases from one major customer.  We do not anticipate the lien representation fees to increase during the remaining months of 2016 unless we are able to acquire new customers and our existing customers increase their volume of new lien cases.

MSA Fees

In December 2015, MLS commenced offering Medicare Set Aside services for workers’ compensation claims which is a financial agreement that allocates a portion of a workers’ compensation settlement to pay for future medical services related to the work-related injury, illness, or disease.  The purpose of the MSA arrangement is to provide funds to the injured party to pay for future medical expenses that would otherwise be covered by Medicare.  This program affords our clients an effective way to overcome complications after settlement and avoids unnecessary costs attached to the claim.  During the three months ended September 30, 2016, we recorded MSA revenues totaling $15,350.  We recorded no MSA revenue during the three months ended September 30, 2015.  Unless we are able to attract new customers during the remaining months of 2016 we expect revenues to remain constant for the rest of fiscal 2016.

Workers’ Compensation Carve-outs

In November 2015, through IRC we commenced creating legal agreements for the implementation of Workers’ Compensation Carve-Outs for California employers with collective bargaining units and the administration of such programs within the statutory and regulatory requirements.  The California legislature permits employers and employees to engage in collective bargaining over alternative systems to resolve disputes in the workers’ compensation context.   These systems are called carve-outs because the employers and employees covered by such collective bargaining agreements are carved out from the state workers’ compensation system.  During the three months ended September 30, 2016, we recorded carve-out revenues totaling $6,630.  We recorded no carve-out revenue during the three months ended September 30, 2015.  Until we are able to complete future negotiations with our targeted unions and add additional personnel and resources, we do not expect carve-out revenues to increase over the remaining months of fiscal 2016.

Expenses

Total expenses for the three months ended September 30, 2016 and 2015, were $1,139,381 and $1,300,552 respectively.  The decrease of $161,171 was the result of decreases in bad debt provision, consulting fees, professional fees, insurance and outsource service fees, partially offset by increases in depreciation, salaries and wages, data maintenance and general and administrative.

Depreciation and Amortization

During the quarter ended September 30, 2016, we recorded depreciation and amortization expense of $20,925, compared to $16,011 during the comparable 2015 period.  The increase in depreciation and amortization was primarily attributable to the purchase of additional furniture, fixtures, and computer equipment.

Bad Debt Provision

During the three months ended September 30, 2016 and 2015, we recorded bad debt expense of $4,500 and $9,750, respectively.  The decrease of $5,250 in bad debt expense was the result of lower uncollectible receivables.

Consulting Fees

During the three months ended September 30, 2016, consulting fees decreased to $75,228 from $90,063 during the three months ended September 30, 2015.  This decrease of $14,835 was primarily the result of decreased IT fees and monthly fee reductions of 10% from two consultants starting in June 2016.

Salaries and Wages

Salaries and wages increased $18,434 or 3% to $574,100 during the quarter ended September 30, 2016, compared to $555,666 during the quarter ended September 30, 2015.  The increase was primarily the result of recording deferred compensation and higher levels of commissions, partially offset by employee terminations and new hires and salary reductions of 10% realized from three senior executives.

Professional Fees

For the three months ended September 30, 2016, we incurred professional fees of $82,105 compared to $99,418 during the three months ended September 30, 2015.  This 17% decrease in fees was primarily the result of lower field case management services resulting from bringing substantial field case management services in house which were previously outsourced.

Insurance

During the three months ended September 30, 2016, we incurred insurance expenses of $81,452, a $1,831 decrease over the three-month period ended September 30, 2015.  The decrease in insurance expense was primarily caused by lower group health insurance premiums resulting primarily from rate changes caused by staffing changes during the quarter.

Outsource Service Fees

Outsource service fees consist of costs incurred in outsourcing UR and MBR services and certain NCM services.  We do not, at this time, have enough volume to justify creating our own UR and MBR in-house staff.  Instead, we utilize outside vendors to provide specific services for our clients, charging additional fees over and above those paid to our outside vendors for administration and coordination of UR, MBR and certain NCM services directly to the clients.  Typically, our outsource service fees increase and decrease in correspondence with the level of MBR and UR services, and some NCM services, we provide to our customers.  In times when the level of MBR or UR services rendered increases, we typically experience higher outsource service fees, and when the level of services we render decreases, we typically experience lower outsource service fees.  We incurred $113,017 and $295,507 in outsource service fees during the three-month periods ended September 30, 2016 and 2015, respectively.  The decrease of $182,490 was largely the result of the lower numbers of UR and MBR reviews conducted by our outsource service providers, resulting primarily from lost business from AmTrust and Companion as previously mentioned.  We anticipate our outsource service fees will continue to move in correspondence with the level of UR, MBR and certain NCM services we provide in the future.  Therefore, we anticipate substantial reductions in outsource service fees over the remaining months of fiscal 2016 when compared to the same periods in 2015 unless we are able to attract significant new customers.

Data Maintenance

During the three-month periods ended September 30, 2016 and 2015, data maintenance fees were $30,160 and $11,819 respectively.  The increase was primarily the result of booking data maintenance expenses for initial notification and mailing fees from new HCO customers during the three months period ended September 30, 2016.

General and Administrative

General and administrative expenses increased 14% to $157,894 during the three-month period ended September 30, 2016.  This increase of $18,859 was primarily attributable to increases in IT enhancement, office rent, vacation expenses, partially offset by decreases in advertising expense, auto expense, dues and subscriptions, equipment repair, moving, shareholders expense and travel & entertainment expense.

Income from Operations

As discussed above, as a result of the $625,985 decrease in total revenue during the three-month period ending September 30, 2016, which was partially offset by the $161,171 decrease in total expenses during the same period, our income from operations decreased $464,814 or 60% during the three-month period ended September 30, 2016 when compared to the same period in 2015.

Income Tax Provision

We realized income before taxes of $304,215 during the three-month period ended September 30, 2016, compared to $769,023during the three-month period September 30, 2015.  As a result, we realized a $190,110, or 60%, decrease in our income tax provision.

Net Income

During the three months ended September 30, 2016, total revenues of $1,443,596 was lower by $625,985 when compared to the same period in 2015.  This decrease in total revenues was partially offset by decreases in total expenses of $161,171 resulting in income from operations of $304,215 compared to income from operations of $769,029 during three months ended September 30, 2015.  Correspondingly, we realized net income of $177,333 for the three months ended September 30, 2016, compared to net income of $449,031 during the three months ended September 30, 2015.  For reasons discussed throughout this report, unless we are able to add some significant new customers, we expect revenue and net income to be significantly lower throughout 2016 when compared to 2015.

Comparison of the nine months ended September 30, 2016 and 2015

Revenue

Total revenues decreased 40% to $4,002,466 during the nine month period ended September 30, 2016 from $6,699,784 for the same period a year earlier.  Compared to the nine months ended September 30, 2016, HCO and NCM revenues for the nine months ended September 30, 2015, increased by 5% and 69%, respectively, while UR, MBR, MPN and Other revenues were lower by 80%, 39%, 44% and 30%, respectively.

UR Fees

During the nine month period ended September 30, 2016, UR revenues decreased $2,407,818 to $596,205 when compared to the same period a year earlier.  As discussed in this report, during 2015, we ceased doing business with two of our largest customers.  During the nine-month period ended September 30, 2016, we recorded no revenues from our former customers, AmTrust and Companion, compared to revenue from them of $2,206,465 and $328,689, respectively, during the same period in 2015.  Also contributing to the lower UR revenues was the reduction in the number of bills submitted for review from several existing customers during the nine-month period ended September 30, 2016, when compared to the same period in 2015.  We anticipate the lower levels of bills from these customers to continue, however we expect billings from other existing customers to increase during the remainder of 2016. We foresee the loss of AmTrust and Companion will continue to have a significant negative impact on UR fees, revenue, profitability and liquidity throughout 2016, and until such time as we are able to replace the revenue generated from these customers.

MBR fees

For the nine months ended September 30, 2016, MBR revenues decreased by $337,196 to $517,893 when compared to the same period a year earlier.  As discussed above, as of June 1, 2015, Companion ceased conducting business with MMC.  During the nine-month period ended September 30, 2016, we recorded no revenues from Companion compared to $328,689 for the same period in 2015.  As a result of the loss of Companion as a customer, we anticipate MBR fees will be significantly lower throughout the remainder of fiscal 2016 compared to fiscal 2015.  We have and will continue our efforts to, at least partially, replace the lost revenue from Companion.

HCO Fees

During the nine months ended September 30, 2016 and 2015, HCO fee revenues were $965,768 and $920,789, respectively.  During the nine months ended September 30, 2016, HCO revenues increased 5% and HCO employee enrollment increased 20% when compared to the same period a year earlier. The increase in HCO fee revenues of $44,979 was primarily attributable to revenues derived from initial notification fees and mailing fees from a new HCO customer.  These initial notification and mailing fees occur at the time new employees are enrolled and recur in future periods based on the terms of the customer’s contract.

MPN Fees

MPN fee revenues for the nine months ended September 30, 2016 and 2015, were $436,893 and $779,941, respectively, a decrease of $343,048.  MPN revenues decreased by 44% while MPN employee enrollment decreased by 58%.  The decrease in MPN revenues resulted primarily from the loss of a major MPN customer in July 2015, which was partially offset by adding a number of new customers in the third quarter of 2015 and the first and second quarters of 2016, coupled with increases in revenue from existing customers.  As mentioned above, in July 2015, we substantially ceased doing all business with a major MPN customer.  This customer contributed approximately $292,222 in MPN revenues during the nine month-period ended September 30, 2015.  Also, during the nine months ended September 30, 2016, we recorded no revenues from AmTrust compared to $58,140 in MPN fee revenue during the same period in 2015.  Unless we have a significant influx of new MPN enrollees, we expect MPN fee revenue to be lower for the duration of fiscal 2016 and until we can replace lost customers.

NCM Fees

During the nine months ended September 30, 2016 and 2015, NCM revenues were $1,176,447 and $695,755, respectively. The increase in NCM revenues of $480,692 was primarily attributable to adding three new customers during the nine month-period ended September 30, 2016, and net increases in revenues by existing customers resulted in increased NCM fees of $268,727 and $212,235, respectively.  We expect NCM fees to continue to increase during the remaining months of the current year at a similar rate as experienced during the first three quarters of 2016.

Other Fees

Other fees during the nine-month periods ended September 30, 2016 and 2015, were $309,260 and $444,187 respectively. The decrease of $134,927 was primarily the result of one customer phasing out the use of our PPO network.  As mentioned above we expect this downward trend to continue for the remaining months of 2016.

Network Access and Repricing Fees

During the nine-month periods ended September 30, 2016 and 2015, network access and claims repricing fee revenues generated were $242,356 and $391,892, respectively.  This decrease of $149,536 was primarily the result of one customer phasing out the use of our PPO network.  As mentioned above we expect this downward trend to continue for the remaining months of 2016.

Legal Support Services

During the nine-month period ended September 30, 2016, legal support service revenues were $5,673.  We did not offer legal support services during the nine-month period ended September 30, 2015.

Lien Representation Fees

During the nine months ended September 30, 2016 we recorded lien representation fees totaling $5,666 compared to $52,295 during the same period a year earlier.  We anticipate lien representation fees will continue to be lower during the remaining months of 2016, unless we are able to acquire new customers and/or our existing customers increase their volume of new lien cases.

MSA Services

During the nine months ended September 30, 2016, we recorded MSA revenues totaling $35,675. We did not offer MSA services during the nine months ended September 30, 2015, and therefore recorded no MSA revenue during the nine months ended September 30, 2015.  Unless we are able to attract new customers during the remaining months of 2016, we expect revenues to remain constant for the rest of fiscal 2016.

Workers’ Compensation Carve-outs

During the nine months ended September 30, 2016, we recorded carve-out revenues totaling $19,890.  We recorded no carve-out revenue during the nine months ended September 30, 2015.  Until we are able to complete future negotiations with our targeted unions and add additional personnel and resources, we do not expect carve-out revenues to increase over the remaining months of fiscal 2016.

Expenses

Total expenses for the nine months ended September 30, 2016 and 2015, were $3,403,496 and $4,306,261, respectively.  The decrease of $902,765 was the result of decreases in consulting fees, salaries and wages, professional fees, insurance, outsource fees, data maintenance and bad debt provision, which were partially offset by increases in depreciation and general and administrative expenses.

Depreciation and Amortization

During the nine months ended September 30, 2016, we recorded depreciation and amortization expense of $63,247 compared to $44,686 during the comparable 2015 period.  The increase in depreciation and amortization was primarily attributable to the purchase of additional furniture, fixtures, and computer equipment.

Bad Debt Provision

During the nine-month periods ending September 30, 2016 and 2015, we recorded a bad debt provision of $13,500 and $26,677 respectively, as a result of potential uncollectible account receivables.  At September 30, 2016 and December 31, 2015, our allowances for bad debt balances were $64,150 and $55,000, respectively.

Consulting Fees

During the nine months ended September 30, 2016, consulting fees decreased to $265,296 from $268,588 during the nine months ended September 30, 2015.  This decrease of $3,292 was primarily the result of hiring a consultant in December 2015, whose position was later change to an employee position in March 2016. Currently, we have no plans to hire additional consultants for the remaining months in 2016.

Salaries and Wages

Salaries and wages were $1,717,148 and $1,874,572 for the nine months ended September 30, 2016 and 2015, respectively.  The decrease in salaries and wages of $157,424 was primarily due to reasons discussed above.

Professional Fees

For the nine months ended September 30, 2016, we incurred professional fees of $224,368 compared to $315,357 during the nine months ended September 30, 2015.  This 29% decrease in fees was primarily the result of decreased NCM fees partially offset by higher legal fees and board of directors’ fees.

Insurance

During the nine months ended September 30, 2016, we incurred insurance expenses of $243,307, a decrease of $12,958 over the same nine-month period of 2015.  The decrease of $12,958 in insurance expense was primarily caused by rate changes in our group health insurance caused by staffing changes during the year.  We do not expect a material increase or decrease during the remainder of this fiscal year.

Outsource Service Fees

We incurred $288,225 and $963,059 in outsource service fees during the nine-month periods ended September 30, 2016 and 2015, respectively.  The decrease of $674,834 was primarily the result of the termination of business with AmTrust and Companion.  We anticipate our outsource service fees will continue to move in correspondence with the level of UR, MBR and certain NCM services we provide in the future.  Therefore, we anticipate continued reductions in outsource service fees over the remaining months of fiscal 2016 when compared to the same periods in 2015 if we are unable to attract significant new customers.

Data Maintenance

During the nine months ended September 30, 2016, we experienced an overall MPN and HCO employee enrollment decrease of 33% when compared to the same period a year earlier.  While overall enrollment decreased 33%, data maintenance fees decreased 6% to $113,175 during the nine months ended September 30, 2016.  The decrease of $7,238 in data maintenance fees was primarily attributable to booking data maintenance expense for the initial notification and mailing fees from a new HCO customer during the nine months ended September 30 2015, while no data maintenance expense were recorded for this customer during the same period in 2016. This decrease was partially offset by incurring data maintenance cost by the addition of one major HCO customer in April 2016.

General and Administrative

General and administrative expenses increased 9% to $475,230 during the nine months ended September 30, 2016, when compared to $436,644 in the same period of 2015.  The increase in general and administrative expense was primarily attributable to increases in charitable contributions, IT enhancement expense, license and permits, office supplies, postage expense, telephone expense, office rent and vacation expense, partially offset by decreases in shareholders expense, travel and entertainment, and miscellaneous general and administrative expense.  We expect current levels of general and administrative expenses to marginally increase during the remainder of this fiscal year.

Income from Operations

As discussed above, as a result of the 40% decrease in total revenue during the nine-month period ended September 30, 2016, which was only partially offset by a 21% decrease in total expenses, our income from operations decreased by 75% during the nine month period ended September 30, 2016.  We expect income from operations for the remaining periods of fiscal 2016 to be significantly lower when compared to the same periods of fiscal 2015 unless we are able to increase revenues from existing customers and add significant new customers.

Income Tax Provision

Because we realized income before taxes of $598,970 during the nine months ended September 30, 2016, compared to $2,393,322 during the nine months ended September 30, 2015, we realized a $747,420, or 75%, decrease in our income tax provision. We expect this trend to continue until our income before taxes increases.

Net Income

During the nine months ended September 30, 2016, total revenue of $4,002,466 were lower by $2,697,318 when compared to the same period in 2015.   This decrease in total revenues was only partially offset by a decrease in total expenses of $902,765 resulting in income from operations of $598,970 compared to income from operations of $2,393,523 during the nine months ended September 30, 2015.  We realized net income of $349,441 for the nine months ended September 30, 2016, compared to net income of $1,396,373 during the nine months ended September 30, 2015.  We anticipate net income through the remainder of fiscal 2016 will continue to be significantly lower compared to fiscal 2015, due to the loss of several major clients as discussed in this report. Although the loss of these customers will substantially impact our net income going forward, generally, new customers are added throughout the year and other customers terminate from the program for a variety of reasons. We have no assurances that we will continue to add new customers or lose existing customers during the remaining months of 2016.

Liquidity and Capital Resources

As of September 30, 2016, we had cash on hand of $4,848,995 compared to $3,834,924 at December 31, 2015. During the nine months ended September 30, 2016, cash increased $1,014,071 compared to $335,115 during the nine months ended September 30, 2015.  The increase of $1,014,071 was primarily attributable to accrued expenses, income tax payable, deferred rent expense and decreases in our accounts receivable, prepaid income tax and deferred compensation, partially offset by an increase in prepaid expense and a decrease in unearned revenues.  Barring a significant downturn in the economy, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating costs over the next twelve months.

Cash used in investing activities of $33,556 was primarily the result of purchasing new computers to replace older computers to increase efficiency.

On September 4, 2015, our board of directors declared a special cash dividend of $1.25 per share payable to the record holders of our common stock on September 14, 2015.  At December 31, 2015, we had balances of $58,985 recorded in our balance sheet as dividends payable.  During the nine month period ended September 30, 2016, cash used in financing activities increased by $2,063 from the payment of dividends resulting in a balance of $56,922 in dividends payable at the end of September 30, 2016.

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

Cash Flow

During the nine months ended September 30, 2016, cash was primarily used to fund operations. We had a net increase in cash of $1,014,071 during the nine months ended September 30, 2016.  See below for additional discussion and analysis of cash flow.

	For the nine months ended September 30,
	2016 (unaudited)	2015 (unaudited)

Net cash provided by operating activities	$1,049,690	$1,470,913
Net cash used in investing activities	(33,556)	(91,135)
Net cash used in financing activities	(2,063)	(1,044,663)

Net increase in cash	$1,014,071	$335,115

During the nine months ended September 30, 2016, net cash provided by operating activities was $1,049,690 compared to net cash provided by operating activities of $1,470,913 during the nine months ended September 30, 2015.  As discussed herein, we realized net income of $349,441 during the nine months ended September 30, 2016, compared to net income of $1,396,373 during the nine months ended September 30, 2015.

 Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of September 30, 2016:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment(1)	$5,627	$5,627	$-	$-	$-
Office Leases(2)	1,427,932	226,064	498,285	533,115	170,468
Total Operating Leases	$1,433,559	$231,691	$498,285	$533,115	$170,468

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

Off-Balance Sheet Financing Arrangements

As of September 30, 2016, we had no off-balance sheet financing arrangements.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.)  We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted by us to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our principal executive officer and principal financial officer concluded that as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information

On November 7, 2016, in accordance with the Articles of Incorporation and Bylaws of Pacific Health Care Organization, Inc. (the "Company"), the Company's board of directors increased the number of directorships on the Company's board from three to four, appointed Stacy Hadley to fulfill the vacant directorship created by the resignation of Thomas Iwanski in October 2016, and appointed Guenter Soraperra to fill the vacant directorship resulting from the creation of the additional directorship.

These appointments were not the result of any arrangement or understanding between either of the new directors and any other person. Neither of the new directors was appointed to any committee of the board of directors because the Company's board currently has no committees. Neither Mrs. Hadley, nor Mr. Soraperra hold any other positions or offices with the Company. Neither of the new directors is currently a party to or participates in any material plan, contract or arrangement with the Company. Since the beginning of the Company's last fiscal year, neither of the new directors engaged in any transaction with the Company that exceeded $120,000 and neither of the new directors is involved in any currently proposed transaction with the Company that would exceed $120,000.

Following is a brief description of certain biographical information and business experience of Mrs. Hadley and Mr. Soraperra.

Stacy Hadley.  Mrs. Hadley has over 20 years of accounting and audit experience.  She has been employed with Now CFO, a provider of outsourced accounting and financial solutions, since November 2014. Mrs. Hadley is currently a Partner at CFO Now. She is currently responsible for overseeing the operations of company's Houston, Texas office and is serving as the Chief Financial Officer for a midstream construction company with $100 million in revenue. From November 2013 to September 2015, Mrs. Hadley was employed by Harman International as a Compliance and Financial Consultant where, among other things, she oversaw compliance reporting of four business units and divisional shared services, worked with finance directors to implement and document internal control testing, and documented procedures to ensure adherence with company policies and internal controls. From November 2012 to November 2013, Mrs. Hadley served as the Controller for Dalbo Holdings where she was responsible for general ledger accounting, analyzing and reconciling accounts and records for service lines, verifying revenues, expenses and other accounting functions. From 2008 through November 2012, Mrs. Hadley worked for Morrill & Associates, CPAs, where she gained progressive audit experience auditing public and privately held companies. Mrs. Hadley received licensure as a Certified Public Accountant in July 2014. Mrs. Hadley received a Bachelor's of Science Degree in Accounting and a Master's Degree in Accounting from Weber State University, Utah in 2010 and 2012, respectively. Mrs. Hadley is 48 years old. During the past five years Mrs. Hadley has not served, and she does not currently serve, as a director of any other SEC registrant or any registered investment company. The board of directors considered Mrs. Hadley's years of accounting and auditing experience both with accounting firms, and in-house with a number of different employers, as well as her education background and her CPA licensure in concluding that she is qualified to serve on the Company's board of directors.

Guenter Soraperra.  Mr. Soraperra has served as the Chief Executive Officer of Traunkristall Design since 2000. Traunkristall specializes in the design, production, and sale of high-end hand-made crystal products and has business activities in more than 25 countries. Among other things, Mr. Soraperra is responsible for setting strategy and direction, allocation of capital, and overseeing sales and marketing at Traunkristall. Mr. Soraperra received a Master of Business Administration degree from the University of Graz, Austria in 1990. Over the past fifteen years Mr. Soraperra has also served as a Senior Vice President of a private Swiss investment group responsible for coordinating international activities, financing and mergers and acquisitions. He has also served on the advisory boards of various international companies. Mr. Soraperra is 56 years old. In the past five years Mr. Soraperra has not served, and he does not currently serve, as a director of any other SEC registrant or any registered investment company. In concluding that Mr. Soraperra was qualified to serve on the Company's board of directors, the board considered Mr. Soraperra's years of strategy, management, finance and operational experience.

There are no family relations between Mrs. Hadley or Mr. Soraperra and any other director or executive officer of the Company.

During the past ten years neither Mrs. Hadley, nor Mr. Soraperra has been involved in any of the following events that could be material to an evaluation of her or his ability or integrity, including:

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

(3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting the following activities:

(i)  acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission ("CFTC"), or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
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

Exhibit 101
The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	November 14, 2016	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	November 14, 2016	/s/ Fred Odaka
Fred Odaka Chief Financial Officer