Form 10-Q
period 2017-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2017-05-15
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     Yes ☐    No ☒

As of May 11, 2017, the registrant had 800,000 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	March 31, 2017	December 31, 2016
Current Assets
Cash	$5,086,957	$5,005,617
Accounts receivable, net of allowance of $60,900 and $64,150	1,139,310	849,648
Deferred tax asset	11,661	11,661
Prepaid expenses	142,554	136,862
Total current assets	6,380,482	6,003,788

Property and Equipment, net
Computer equipment	355,709	349,955
Furniture and fixtures	206,785	206,785
Office equipment	15,595	15,595
Total property and equipment	578,089	572,335
Less: accumulated depreciation	(366,122)	(346,295)
Net property and equipment	211,967	226,040

Other Assets	26,788	26,788
Total assets	6,619,237	$6,256,616

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$47,876	$101,294
Accrued expenses	289,221	253,367
Deferred rent expense	17,954	17,485
Income tax payable	189,617	31,226
Dividend payable	56,923	56,923
Unearned revenue	37,816	38,748
Total current liabilities	639,407	499,043

Total liabilities	639,407	499,043

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 10,000 shares designated as Series A preferred and 1,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	1	1
Common stock, $0.001 par value: 50,000,000 shares authorized; 800,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	800	800
Additional paid-in capital	428,072	428,072
Retained earnings	5,550,957	5,328,700
Total stockholders' equity	5,979,830	5,757,573
Total liabilities and stockholders’ equity	$6,619,237	$6,256,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended March 31,
	2017	2016
Revenues:
HCO fees	$302,569	$395,081
MPN fees	138,281	141,358
NCM fees	587,236	288,736
UR fees	237,045	166,966
MBR fees	156,778	204,972
Other	119,347	112,048
Total revenues	1,541,256	1,309,161

Expenses:
Depreciation	19,827	21,763
Bad debt provision	(3,250)	4,500
Consulting fees	77,260	101,532
Salaries and wages	588,657	575,111
Professional fees	82,084	70,492
Insurance	87,275	78,304
Outsource service fees	112,748	86,228
Data maintenance	34,619	56,496
General and administrative	161,388	150,108
Total expenses	1,160,608	1,144,534

Income from operations	380,648	164,627

Other expense	-	-
Total other expense	-	-

Income before taxes	380,648	164,627
Income tax provision	158,391	68,501

Net income	$222,257	$96,126

Basic and fully diluted earnings per share:
Earnings per share amount	$0.28	$0.12
Weighted average common shares outstanding	800,000	800,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$222,257	$96,126
Adjustments to reconcile net income to net cash:
Depreciation	19,827	21,763
Changes in operating assets and liabilities
(Decrease) increase in bad debt provision	(3,250)	4,500
(Increase) decrease in accounts receivable	(286,412)	390,024
(Increase) in prepaid expenses	(5,692)	(5,386)
Decrease in prepaid income tax	-	68,501
(Decrease) in accounts payable	(53,418)	(7,677)
Increase in deferred rent expense	469	5,240
Increase in accrued expenses	35,854	14,767
Increase in income tax payable	158,391	-
(Decrease) in unearned revenue	(932)	(3,209)
Decrease in deferred compensation	-	12,375
Net cash provided in operating activities	87,094	597,024

Cash flows from investing activities:
Purchase of furniture and office equipment	(5,754)	(3,535)
Net cash used in investing activities	(5,754)	(3,535)

Cash flows from financing activities:
Issuance of cash dividend	-	(1,228)
Net cash used in financing activities	-	(1,228)
Increase in cash	81,340	592,261

Cash at beginning of period	5,005,617	3,834,924
Cash at end of period	$5,086,957	$4,427,185

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2017

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations.  The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical information and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2016.  Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy.  The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.   We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At March 31, 2017 and December 31, 2016, our bad debt reserve of $60,900 and $64,150, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of March 31, 2017 and March 31, 2016 are as follows:

	3/31/2017	3/31/2016
Customer A	27%	0%
Customer B	13%	12%
Customer C	9%	11%
Customer D	7%	9%
Customer E	6%	13%

NOTE 2 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Item 2.   Management’s Discussion and Analysis of Financial Statements and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to them.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, new customer acquisitions, trends, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” “intend,” “budget,” “plan,” “forecast,” “predict,” “could,” “should,” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; cost reduction efforts by our existing and prospective customers; competition within our industry, including competition from much larger competitors; business combinations; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services, and/or products or to anticipate current or prospective customers’ needs; our ability to retain existing customers and to attract new customers; price increases; employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

Forward-looking statements are predictions and not guarantees of future performance or events.  Forward-looking statements are based on current industry, financial and economic information, which we have assessed but which, by its nature, is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of their dates and should not be relied upon.  We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise (other than pursuant to reporting obligations imposed on registrants pursuant to the Exchange Act) to reflect subsequent events or circumstances.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes contained elsewhere in this report and in our other filings with the Commission.

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

Our core service focuses on the reduction of medical treatment costs by enabling our client/employers to share the control over the medical treatment process.  This control is obtained by participation in one of our medical treatment networks.  We hold several valuable government-issued licenses to operate medical treatment networks.  Through Medex we hold two of the total of nine licenses issued by the State of California to establish and manage a Health Care Organization (“HCO”) within the state of California. We also hold approvals issued by the State of California to act as a Medical Provider Network (“MPN”).  Our HCO and MPN programs provide our client/employers with provider networks within which the client/employer has some ability to direct the administration of the claim.  This is designed to decrease the incidence of fraudulent claims and disability awards and ensure injured employees receive the necessary back-to-work rehabilitation and training they need.  We also offer a Nurse Case Management program that keeps medical treatment claims progressing to a resolution and assures treatment plans are aligned from a medical perspective.  Nurse oversight is a collaborative process that assesses plans, implements, coordinates, monitors and evaluates the options and services required to meet an injured worker’s health needs

Our clients include self-administered employers, insurers, third party administrators, municipalities and others.  Our principal clients are located in the State of California where the high cost of workers’ compensation insurance is a critical problem for employers.  Our networks have contracted with approximately 3,900 individual medical providers and clinics, as well as hospitals, pharmacies, rehabilitation centers and other ancillary services enabling our networks to provide comprehensive medical services throughout California.  Our provider networks are composed of experts in treating worker injuries.

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

Recent Developments

MPN Enrollment Count

Changes to the MPN regulations in August 2014 eliminated the notice requirements to employees covered under an MPN program.  This change eliminated the need for our MPN clients to submit employee rosters for MPN notice mailings.  As a result, over the past several years, many of our MPN client/employers have stopped sending us employee rosters which we have historically used to determine employee/enrollee headcount information.  Enough of our MPN client/employers have stopped submitting to us such information that we can no longer accurately track the overall number of MPN participants.  Therefore, beginning in the first quarter 2017, we ceased tracking the overall number of MPN participants of all client/employers in our MPN program.

HCO Enrollment Count

 Historically, the HCO employee/enrollee headcount was directly related to the amount of revenue generated by HCO clients.  We were, however, at risk of losing several clients under this pricing model.  To remain competitive in the marketplace, we developed a new pricing model, which includes both a fixed monthly flat rate pricing option that is negotiated per client and/or a per claim incurred pricing model.  Under the per claim model, our client/employers do not incur this cost as an out of pocket cost, but rather apply the cost directly to the insured or self-insured claim.  As a result of moving from our fixed fee per number of employee/enrollees per customer model, beginning in the first quarter 2017 we have discontinued reporting the direct relationship between the number of HCO employee/enrollees and total HCO revenues because that historical relationship has become distorted as a result of the implementation of our new pricing model. This change in our pricing model had no significant impact to our current level of HCO revenues and we expect the same level of impact over the remaining months of 2017.

Results of Operations

The following represents selected components of our consolidated results of operations, for the three-month period ended March 31, 2017 and 2016, respectively, together with changes from period-to-period:

	For three months ended March 31,
	2017	2016	Amount Change	% Change

Revenues:
HCO fees	$302,569	$395,081	$(92,512)	(23%)
MPN fees	138,281	141,358	(3,077)	(2%)
NCM fees	587,236	288,736	298,500	103%
UR fees	237,045	166,966	70,079	42%
MBR fees	156,778	204,972	(48,194)	(24%)
Other	119,347	112,048	7,299	7%
Total revenues	1,541,256	1,309,161	232,095	18%

Expense:
Depreciation	19,827	21,763	(1,936)	(9%)
Bad debt provision	(3,250)	4,500	(7,750)	(172%)
Consulting fees	77,260	101,532	(24,272)	(24%)
Salaries and wages	588,657	575,111	13,546	2%
Professional fees	82,084	70,492	11,592	16%
Insurance	87,275	78,304	8,971	11%
Outsource service fees	112,748	86,228	26,520	31%
Data maintenance	34,619	56,496	(21,877)	(39%)
General and administrative	161,388	150,108	11,280	8%
Total expenses	1,160,608	1,144,534	16,074	1%

Income from operations	380,648	164,627	216,021	131%

Other expense	-	-	-	0%
Total other expense	-	-	-	0%

Income before taxes	380,648	164,627	216,021	131%
Income tax provision	158,391	68,501	89,890	131%

Net income	$222,257	$96,126	$126,131	131%

Revenue

Total revenues during the three-month period ended March 31, 2017, increased 18% to $1,541,256 compared to $1,309,161 during the three-month period ended March 31, 2016.

During the first quarter 2017, nurse case management, utilization review and other revenues increased 42%, 103% and 7% respectively, while HCO, MPN and medical bill review revenue decreased by 23%, 2% and 24%, respectively.  Other revenues consisted of revenues derived primarily from network claims repricing services, lien representation services, legal support services, workers’ compensation carve out revenues and Medicare set aside revenues.

HCO fees

During the three-month periods ended March 31, 2017 and 2016, HCO fee revenues were $302,569 and $395,081 respectively.  The 23% decrease in HCO revenue was primarily attributable to revenues derived from initial notification and mailing fees from a new HCO customer in the three-month period ended March 31, 2016 of $84,453 compared to $25,734 in 2017. The loss of one client in second quarter of 2016, together with lower revenues from three other existing customers during the three-month period ended March 31, 2017, also contributed to this decrease. As previously noted above in our Recent Development section, effective January 1, 2017, we discontinued reporting the direct relationship between the number of HCO employees and total HCO revenues which now has become distorted resulting from the implementation of our new pricing model.

MPN fees

MPN fee revenue for the three-month periods ended March 31, 2017 and 2016, was $138,281 and $141,358, respectively, a decrease of 2%.

               NCM fees

               During the three months ended March 31, 2017 and 2016, nurse case management revenue was $587,236 and $288,736, respectively.  The increase in nurse case management revenue of $298,500 was primarily the result of adding new customers during the second quarter of 2016 and increases in revenues from existing customers during the fourth quarter of 2016.  We expect nurse case management revenue to continue to moderately increase during fiscal 2017.

UR fees

During the three-month periods ended March 31, 2017 and 2016, utilization review revenue was $237,045 and $166,966, respectively.  The increase of $70,079 in the 2017 period was attributable to adding new clients in the second and fourth quarters of fiscal 2016.  Utilization review can provide a safeguard against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, etc.   Through our skilled staff and automated review system, we are able to deliver utilization review services that cut overhead costs for the self-insured clients, insurance companies and the public entities we service.

MBR fees

During the three-month period ended March 31, 2017, medical bill review revenue decreased $48,194 to $156,778 when compared to the same period a year earlier.  This decrease of $48,194 was mainly caused by processing fewer hospital claims from existing customers.  Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement.  Such services include, but are not limited to, coding review and rebundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements.  These services can result in significant network savings.

Other

              Other fees consist of revenue derived from network access and claims repricing, lien representation, legal support services, Medicare set aside and worker’s compensation carve-outs services.  Other fee revenue for three-month periods ended March 31, 2017 and 2016, was $119,347 and $112,048, respectively.

Expenses

Total expenses for the three months ended March 31, 2017 and 2016, were $1,160,608 and $1,144,534, respectively.  The increase of $16,074 was the result of increases in salaries and wages, professional fees, insurance, outsource service fees and general and administrative expense, partially offset by decreases in depreciation, bad debt, consulting fees and data maintenance expense.

Depreciation

During the three-month period ended March 31, 2017, we recorded depreciation expense of $19,827 compared to $21,763 during the comparable 2016 period.  The decrease in depreciation was primarily attributable to certain fixed assets being fully depreciated during the fourth quarter of 2016.

Bad Debt

During the three-month period ended March 31, 2017, bad debt provision decreased by $7,750 compared to the three-month period ended March 31, 2016.  This reduction of $7,750 was primarily the result of receiving payments of previously designated potential bad debts receivables from a customer during the first quarter of 2017.  At March 31, 2017 and 2016, our allowances for bad debt balances were $60,900 and $64,150, respectively.

Consulting Fees

During the three months ended March 31, 2017, consulting fees decreased to $77,260 from $101,532 during the three months ended March 31, 2016.   This decrease of $24,272 was mainly the result of a 10% reduction in fees paid to two consultants commencing in June 2016 and converting a consultant to an employee in March 2016.

Salaries and Wages

During the three-month period ended March 31, 2017, salaries and wages increased 2% to $588,657 compared to $575,111 during the same period in 2016.  This increase was primarily the result of additional staffing in nurse case management and higher levels of commissions partially offset by salary reductions of 10% by several senior executives in June 2016. The Company employed 38 and 36 full-time employees as of March 31, 2017 and 2016, respectively.

Professional Fees

For the three months ended March 31, 2017, we incurred professional fees of $82,084, compared to $70,492 during the three months ended March 31, 2016.   The $11,592 increase in professional fees was primarily the result of higher professional fees paid for nurse case management services resulting from increased numbers of cases processed.

Insurance

During the three-month period ended March 31, 2017, we incurred insurance expenses of $87,275, an 11% increase over the same three-month period in 2016.  The increase in insurance expense was primarily attributed to higher workers compensation and director and officer’s insurance premiums during the first three months of 2017 compared to 2016. We do not expect current insurance fees to increase materially over the remaining months of 2017.

Outsource Service Fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing utilization review, medical bill review and nurse case management services, and typically tends to increase and decrease in correspondence with increases and decreases in demand for those services.  We incurred $112,748 and $86,228 in outsource service fees during the three-month periods ended March 2017 and 2016, respectively.  The increase of $26,520 was primarily the result of increases in outsource services required for utilization review and nurse case management.  We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review and certain nurse case management services we provide in the future.

Data Maintenance

During the three-month period ended March 31, 2017 and 2016, data maintenance fees were $34,619 and $56,496, respectively.  The decrease of $21,877 was primarily the result of recording notification fees associated with the addition of a major  HCO customer in the first quarter 2016, with a lower level of notification fees recorded for this same customer during the three-month period ended March 31, 2017.

General and Administrative

During the three-month period ended March 31, 2017, general and administrative expenses increased 8% to $161,388 when compared to the three-month period ended March 31, 2016.  This increase of $11,280 was primarily attributable to increases in IT enhancement, office rent, miscellaneous expense, and travel expense, partially offset by decreases in office supplies and vacation expenses. We do not expect current levels of general and administrative expenses to materially increase during the remaining months of 2017.

Income from Operations

As a result of the 18% increase in total revenue during the three-month period ended March 31, 2017, which was partially offset by the 1% increase in total expenses, our income from operations increased by 131% when compared to the same quarter 2016.

Income Tax Provision

Because we realized income before taxes of $380,648 and $164,627 during the three-month periods ended March 31, 2017 and 2016 respectively, we realized an $89,890, or 131%, increase in our income tax provision.

Net Income

During the three-month period ended March 31, 2017, total revenues of $1,541,256 was 18% higher when compared to the same period in 2016.  This increase in total revenues was partially offset by a 1% increase in total expenses, resulting in a 131% increase in income from operations compared to the three months ended March 31, 2016.  Correspondingly, we realized net income of $222,257 for the three-month period ended March 31, 2017, also a 131% increase compared to the three-month period ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had cash on hand of $5,086,957 compared to $5,005,617 at December 31, 2016.  The $81,340 increase was primarily the result of net cash provided by our operating activities, partially offset by cash used in investing activities. Net cash provided by our operating activities was the result of realizing net income coupled with increases in depreciation, accrued expenses, income tax payable and deferred rent expense and partially offset by decreases in our bad debt, accounts payable, unearned revenues and increases in our accounts receivable and prepaid expense.  We used $5,754 in investing activities for purchases of computers, furniture and equipment.  Barring a significant downturn in the economy or the loss of major customers, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses over the next twelve months.

We currently have planned certain capital expenditures during fiscal 2017 to support potential new customers’ software requirements. We do not expect these software expenditures to be material.   We do not anticipate this will require us to seek outside sources of funding. We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We have not identified any suitable opportunity at the current time.  We could use cash or stock of our Company or some combination of both in any such expansion or acquisition.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing.  There is no assurance that we could be successful in obtaining equity or debt financing on favorable terms, or at all.

Cash Flow

During the three months ended March 31, 2017, cash was primarily used to fund operations. We had a net increase in cash of $81,340 during the three months ended March 31, 2017, compared to a net increase of $592,261 during the three months ended March 31, 2016.  See below for additional information.

	For the three months ended March 31,
	2017 (unaudited)	2016 (unaudited)

Net cash provided by operating activities	$87,094	$597,024
Net cash used in investing activities	(5,754)	(3,535)
Net cash used in financing activities	-	(1,228)

Net increase in cash	$81,340	$592,261

During the three months ended March 31, 2017 and 2016, net cash provided by operating activities were $87,094 and $597,024, respectively.  As discussed herein, we realized net income of $222,257 during the three months ended March 31, 2017, compared to net income of $96,126 during the three months ended March 31, 2016.   The decrease of $509,930 in cash flow from operating activities was primarily the result of increases in depreciation, accounts receivable, bad debt and prepaid expense and decreases in prepaid expenses, accounts payable, deferred rent and deferred compensation, partially offset by increases in net income, accrued expense and income tax payable.

Net cash used in investing activities was $5,754 and $3,535 during the three-month periods ended March 31, 2017 and 2016, respectively.  Net cash used in investing activities was higher by $2,219 during the three-month period ended March 31, 2017, because we purchased computers.

Net cash used in financing activities during the three-month period ended 2017 was lower by $1,228 when compared to the same period in 2016, as no cash dividends were paid in 2017.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of March 31, 2017.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment(1)	$67,194	$20,675	$46,519	$-	$-
Office Leases(2)	$1,280,684	230,595	507,346	542,743	-
Total Operating Leases	$1,347,878	$251,270	$553,865	$542,743	$-

(1)	In March 2017, we entered into a 39 month operating lease for an office copy machine with scanner with monthly payment at $1,723, commencing in April 2017
(2)
On July 23, 2015, we entered into a 79 month lease to lease approximately 9,439 square feet of office space that commenced on September 28, 2015.  This office space serves as our principal executive offices, as well as, the principal offices of our operating subsidiaries.

Off-Balance Sheet Financing Arrangements

As of March 31, 2017, we had no off-balance sheet financing arrangements.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.  Risk Factors

Management does not believe there have been any material changes to the risk factors listed in Part I, “Item 1A, Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016.  These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

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

Exhibit 101
The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	May 15, 2017	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	May 15, 2017	/s/ Fred Odaka
Fred Odaka Chief Financial Officer