Form 10-Q
period 2017-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2017-08-14
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

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

As of August 11, 2017, the registrant had 800,000 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Information
Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	June 30, 2017	December 31, 2016
Current Assets
Cash	$5,431,874	$5,005,617
Accounts receivable, net of allowance of $56,400 and $64,150	1,069,646	849,648
Deferred tax asset	11,661	11,661
Prepaid expenses	103,489	136,862
Total current assets	6,616,670	6,003,788

Property and Equipment, net
Computer equipment	362,647	349,955
Furniture and fixtures	212,823	206,785
Office equipment	9,557	15,595
Total property and equipment	585,027	572,335
Less: accumulated depreciation	(385,692)	(346,295)
Net property and equipment	199,335	226,040

Other Assets	26,788	26,788
Total assets	$6,842,793	$6,256,616

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$62,340	$101,294
Accrued expenses	226,588	253,367
Deferred rent expense	19,756	17,485
Income tax payable	218,984	31,226
Dividend payable	56,923	56,923
Unearned revenue	37,892	38,748
Total current liabilities	622,483	499,043

Total liabilities	622,483	499,043

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized at $0.001 par value of which 10,000 shares designated as Series A preferred and 1,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	1	1
Common stock, $0.001 par value: 50,000,000 shares authorized; 800,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	800	800
Additional paid-in capital	428,072	428,072
Retained earnings	5,791,437	5,328,700
Total stockholders’ equity	6,220,310	5,757,573
Total liabilities and stockholders’ equity	$6,842,793	$6,256,616

The accompanying notes are an integral part of these condensed consolidated financial statements

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended June 30,		For six months ended June 30,
	2017	2016	2017	2016

Revenues
HCO fees	$360,836	$293,736	$663,405	$688,817
MPN fees	146,690	148,699	284,971	290,057
UR fees	273,298	208,063	510,343	375,029
MBR fees	177,480	125,092	334,258	330,064
NCM fees	654,341	388,593	1,241,577	677,329
Other	62,992	85,526	182,339	197,574
Total revenues	1,675,637	1,249,709	3,216,893	2,558,870

Expenses
Depreciation and amortization	19,570	20,559	39,397	42,322
Bad debt provision	18,000	4,500	14,750	9,000
Consulting fees	78,734	88,536	155,994	190,068
Salaries and wages	597,701	567,937	1,186,358	1,143,048
Professional fees	117,147	71,771	199,231	142,263
Insurance	90,731	83,551	178,006	161,855
Outsource service fees	145,503	88,980	258,251	175,208
Data maintenance	24,482	26,519	59,101	83,015
General and administrative	171,922	167,228	333,310	317,336
Total expenses	1,263,790	1,119,581	2,424,398	2,264,115

Income from operations	411,847	130,128	792,495	294,755

Income before taxes	411,847	130,128	792,495	294,755
Income tax provision	171,367	54,146	329,758	122,647

Net income	$240,480	$75,982	$462,737	$172,108

Basic and fully diluted earnings per share:
Earnings per share amount	$.30	$.09	$.58	$.22
Weighted average common shares outstanding	800,000	800,000	800,000	800,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$462,737	$172,108
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	39,397	42,322
Changes in operating assets and liabilities:
(Decrease) increase in bad debt provision	(7,750)	2,510
(Increase) decrease in accounts receivable	(212,248)	303,912
Decrease (increase) in prepaid expenses	33,373	(16,800)
Decrease in prepaid income tax	-	122,647
(Decrease) in accounts payable	(38,954)	(21,006)
Increase in deferred rent expense	2,271	7,685
(Decrease) increase in accrued expenses	(26,779)	12,835
Increase in income tax payable	187,758	-
(Decrease) in unearned revenue	(856)	(4,615)
Decrease in deferred compensation	-	24,749
Net cash provided from operating activities	438,949	646,347

Cash flows from investing activities:
Purchase of furniture and office equipment	(12,692)	(12,312)
Net cash used in investing activities	(12,692)	(12,312)

Cash flows from financing activities:
Issuance of cash dividend	-	(1,750)
Net cash used in financing activities	-	(1,750)
Increase in cash	426,257	632,285

Cash at beginning of period	5,005,617	3,834,924
Cash at end of period	$5,431,874	$4,467,209

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income taxes paid	$142,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2017
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations.  The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical information and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2016.  Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy.  The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.   We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At June 30, 2017 and December 31, 2016, bad debt reserves of $56,400 and $64,150, respectively, was a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of June 30, 2017 and June 30, 2016, are as follows:

	6/30/2017	6/30/2016
Customer A	18%	0%
Customer B	14%	17%
Customer C	6%	11%

NOTE 2 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Item 2.   Management’s Discussion and Analysis of Financial Statements and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to them.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, new customer acquisitions, trends, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” “intend,” “budget,” “plan,” “forecast,” “predict,” “could,” “should,” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risk and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; cost reduction efforts by our existing and prospective customers; competition within our industry, including competition from much larger competitors; business combinations; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services, and/or products or to anticipate current or prospective customers’ needs; our ability to retain existing customers and to attract new customers; price increases; employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

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

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

The following represents selected components of our consolidated results of operations, for the three-month periods ended June 30, 2017 and 2016, respectively, together with changes from period-to-period:

	For three months ended June 30,
	2017	2016	Amount Change	% Change
Revenues:
HCO fees	$360,836	$293,736	$67,100	23%
MPN fees	146,690	148,699	(2,009)	(1%)
NCM fees	654,341	388,593	265,748	68%
UR fees	273,298	208,063	65,235	31%
MBR fees	177,480	125,092	52,388	42%
Other	62,992	85,526	(22,534)	(26%)
Total revenues	1,675,637	1,249,709	425,928	34%

Expense:
Depreciation and amortization	19,570	20,559	(989)	(5%)
Bad debt provision	18,000	4,500	13,500	300%
Consulting fees	78,734	88,536	(9,802)	(11%)
Salaries and wages	597,701	567,937	29,764	5%
Professional fees	117,147	71,771	45,376	63%
Insurance	90,731	83,551	7,180	9%
Outsource service fees	145,503	88,980	56,523	64%
Data maintenance	24,482	26,519	(2,037)	(8%)
General and administrative	171,922	167,228	4,694	3%
Total expenses	1,263,790	1,119,581	144,209	13%

Income from operations	411,847	130,128	281,719	216%

Income before taxes	411,847	130,128	281,719	216%
Income tax provision	171,367	54,146	117,221	216%

Net income	$240,480	$75,982	$164,498	216%

Revenue

Total revenues during the three-month period ended June 30, 2017, increased 34% to 1,675,637 compared to $1,249,709 during the three-month period ended June 30, 2016.

During the second quarter 2017, HCO, nurse case management, utilization review, and medical bill review increased 23%, 68%, 31% and 42% respectively, while MPN and other fees decreased by 1% and 26%, respectively.  Other revenues consisted of revenues derived primarily from network claims repricing services, lien representation services, legal support services, workers’ compensation carve out revenues and Medicare set aside revenues.

HCO fees

During the three-month periods ended June 30, 2017 and 2016, HCO fee revenues were $360,836 and $293,736, respectively.  The 23% increase in HCO revenue was primarily attributable to revenues derived from one new client starting in the third quarter of 2016 coupled with increased fees primarily from three existing customers.

 MPN fees

MPN fee revenue for the three-month periods ended June 30, 2017 and 2016, were $146,690 and $148,699, respectively, a decrease of 1%, resulting from lower revenues from one existing customer.

NCM fees

During the three months ended June 30, 2017 and 2016, nurse case management revenue was $654,341 and $388,593, respectively.  The increase in nurse case management revenue of $265,748 was primarily from increased revenues from five existing customers when compared to the same period in 2016.  We expect nurse case management revenue to continue to moderately increase during the remaining months of fiscal 2017.

UR fees

During the three-month periods ended June 30, 2017 and 2016, utilization review revenue was $273,298 and $208,063, respectively.  The increase of $65,235 in the 2017 period was attributable to adding new clients in the fourth quarter of fiscal 2016 and increases in revenues from other existing customers.  Utilization review can provide a safeguard against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, etc.   Through our skilled staff and automated review system, we are able to deliver utilization review services that cut overhead costs for the self-insured clients, insurance companies and the public entities we service.

MBR fees

During the three-month period ended June 30, 2017, medical bill review revenue increased $52,388 to $177,480 when compared to the same period a year earlier.  This increase was mainly caused by processing increased hospital bills from existing customers.  Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement.  Such services include, but are not limited to, coding review and rebundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements.  These services can result in significant network savings.

Other

Other fees consist of revenue derived from network access and claims repricing, lien representation, legal support services, Medicare set aside and worker’s compensation carve-out services.  Other fee revenue for three-month periods ended June 30, 2017 and 2016, were $62,992 and $85,526 respectively. The decrease of $22,534 was mainly the result of decreased network access fees from one customer having lower level of savings realized from using our PPO network. We expect this downward trend for this customer to continue for the remainder of 2017.

Expenses

Total expenses for the three months ended June 30, 2017 and 2016, were $1,263,790 and $1,119,581, respectively.  The increase of $144,209 was the result of increases in salaries and wages, professional fees, insurance, outsource service fees, general and administrative expense and bad debt which were partially offset by decreases in depreciation and amortization, consulting fees and data maintenance expense.

Depreciation and Amortization

During the three-month period ended June 30, 2017, we recorded depreciation and amortization expense of $19,570 compared to $20,559 during the comparable 2016 period.  The decrease in depreciation and amortization was primarily attributable to certain fixed assets being fully depreciated during the fourth quarter of 2016.

Bad Debt

During the three-month period ended June 30, 2017, bad debt provision increased by $13,500 compared to the three-month period ended June 30, 2016.  This increase of $13,500 was primarily the result of recording additional bad debt provision for one existing uncollectable account.

Consulting Fees

During the three months ended June 30, 2017, consulting fees decreased to $78,734 from $88,536 during the three months ended June 30, 2016.   This decrease was mainly the result of a 10% reduction in fees paid to two consultants commencing in June 2016 and converting a consultant to an employee in March 2016.

Salaries and Wages

During the three-month period ended June 30, 2017, salaries and wages increased 5% to $597,701 compared to $567,937 during the same period in 2016.  This increase was primarily the result of additional staffing in nurse case management and higher levels of commissions partially offset by salary reductions of 10% by several senior executives in June 2016.

Professional Fees

For the three months ended June 30, 2017, we incurred professional fees of $117,147 compared to $71,771 during the three months ended June 30, 2016.  The $45,376 increase in professional fees was primarily the result of higher legal expenses and professional fees paid for nurse case management services resulting from increased numbers of cases processed.

Insurance

During the three-month period ended June 30, 2017, we incurred insurance expenses of $90,731, a 9% increase over the same three-month period in 2016.  This increase in insurance expense was primarily attributable to higher workers’ compensation premiums for our employees and directors’ and officers’ insurance premiums. We do not expect current insurance fees to increase significantly over the remaining months of 2017.

Outsource Service Fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing utilization review, medical bill review, medicare set aside services and field  case management fees and typically tends to increase and decrease in correspondence with increases and decreases in demand for those services.  We incurred $145,503 and $88,980 in outsource service fees during the three-month periods ended June 2017 and 2016, respectively.  The increase of $56,523 was primarily the result of increases in outsource services required for utilization review, medicare set aside services and nurse case management.  We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review and certain nurse case management services we provide in the future.

Data Maintenance

During the three-month periods ended June 30, 2017 and 2016, data maintenance fees were $24,482 and $26,519 respectively.  The decrease of $2,037 was primarily the result of recording notification fees associated with the addition of a major HCO customer in the first quarter 2016, with a lower level of notification fees recorded for this same customer during the three-month period ended June 30, 2017.

General and Administrative

During the three-month period ended June 30, 2017, general and administrative expenses increased 3% to $171,922 when compared to the three-month period ended June 30, 2016.  This increase of $4,694 was primarily attributable to increases in IT enhancement, licenses & permits, travel expense, and miscellaneous expense, partially offset by decreases in office supplies, charitable contributions, postage expense, auto expense, dues and subscriptions, and paid time off expenses.  We do not expect current levels of general and administrative expenses to materially increase during the remaining months of 2017.

Income from Operations

As a result of the 34% increase in total revenue during the three-month period ended June 30, 2017, which was partially offset by the 13% increase in total expenses during the same period, our income from operations increased by 216% during the three-month period ended June 30, 2017, when compared to the same period in 2016.

Income Tax Provision

Because we realized income before taxes of $411,847 and $130,128 during the three-month periods ended June 30, 2017 and 2016, respectively, we realized a $117,221, or 216%, increase in our income tax provision.

Net Income

During the three-month period ended June 30, 2017, total revenues of $1,675,637 was 34% higher when compared to the same period in 2016.  This increase in total revenues was partially offset by a 13% increase in total expenses, resulting in a 216% increase in income from operations compared to the three months ended June 30, 2016.  Correspondingly, we realized net income of $240,480 for the three-month period ended June 30, 2017, also a 216% increase compared to the three-month period ended June 30, 2016.

Comparison of six months ended June 30, 2017 and 2016

The following represents selected components of our consolidated results of operations, for the six-month periods ended June 30, 2017 and 2016, respectively, together with changes from period-to-period:

	For six months ended June 30,
	2017	2016	Amount Change	% Change
Revenues:
HCO fees	$663,405	$688,817	$(25,412)	(4%)
MPN fees	284,971	290,057	(5,086)	(2%)
NCM fees	1,241,577	677,329	564,248	83%
UR fees	510,343	375,029	135,314	36%
MBR fees	334,258	330,064	4,194	1%
Other	182,339	197,574	(15,235)	(8%)
Total revenues	3,216,893	2,558,870	658,023	26%

Expense:
Depreciation and amortization	39,397	42,322	(2,925)	(7%)
Bad debt provision	14,750	9,000	5,750	64%
Consulting fees	155,994	190,068	(34,074)	(18%)
Salaries and wages	1,186,358	1,143,048	43,310	4%
Professional fees	199,231	142,263	56,968	40%
Insurance	178,006	161,855	16,151	10%
Outsource service fees	258,251	175,208	83,043	47%
Data maintenance	59,101	83,015	(23,914)	(29%)
General and administrative	333,310	317,336	15,974	5%
Total expenses	2,424,398	2,264,115	160,283	7%

Income from operations	792,495	294,755	497,740	169%

Income before taxes	792,495	294,755	497,740	169%
Income tax provision	329,758	122,647	207,111	169%

Net income	$462,737	$172,108	$290,629	169%

Revenue

Total revenues during the six-month period ended June 30, 2017, increased 26% to 3,216,893 compared to $2,558,870 during the six-month period ended June 30, 2016.

During the first six-months of 2017, nurse case management, utilization review, and medical bill review increased 83%, 36% and 1% respectively, while HCO, MPN and other fees decreased by 4%, 2%, and 8%, respectively.  Other revenues consisted of revenues derived primarily from network claims repricing services, lien representation services, legal support services, workers’ compensation carve out revenues and Medicare set aside revenues.

HCO fees

During the six-month periods ended June 30, 2017 and 2016, HCO fee revenues were $663,405 and $688,817 respectively. The 4% decrease in HCO revenue was primarily attributable to lower revenues derived from initial notification and mailing fees from a new HCO customer in the six-month period ended June 30, 2017 of $25,734 compared to $84,453 in the same period in 2016, partially offset from revenues derived from a new customer starting in the first quarter of 2017 and slight increases from existing customers.

 MPN fees

MPN fee revenue for the six-month periods ended June 30, 2017 and 2016, was $284,971 and $290,057 respectively, a decrease of 2%, resulting from lower revenues from one existing customer.

NCM fees

During the six months ended June 30, 2017 and 2016, nurse case management revenue was $1,241,577 and $677,329, respectively.  The increase in nurse case management revenue of $564,248 was primarily the result of adding new customers during the third and fourth quarters of 2016, and increases in revenues from existing customers.  We expect nurse case management revenue to increase at more moderate rates during the remainder of fiscal 2017.

UR fees

During the six-month periods ended June 30, 2017 and 2016, utilization review revenue was $510,343 and $375,029, respectively.  The increase of $135,314 in the 2017 period was attributable to adding new clients in the third and fourth quarters of fiscal 2016.  Utilization review can provide a safeguard against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, etc.   Through our skilled staff and automated review system, we are able to deliver utilization review services that cut overhead costs for the self-insured clients, insurance companies and the public entities we service.

MBR fees

During the six-month period ended June 30, 2017, medical bill review revenue increased $4,194 to $334,258 when compared to the same period a year earlier.  This 1% increase was mainly caused by processing increased hospital claims from existing customers.  Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement.  Such services include, but are not limited to, coding review and rebundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements.  These services can result in significant network savings.

Other

Other fees consist of revenue derived from network access and claims repricing, lien representation, legal support services, Medicare set aside and worker’s compensation carve-outs services.  Other fee revenue for six-month periods ended June 30, 2017 and 2016, was $182,339 and $197,574, respectively. The decrease of $15,235 was mainly the result of decreased network access fees from one customer having lower savings realized from using our PPO network. We expect this downward trend for this customer to continue for the remainder of 2017.

Expenses

Total expenses for the six months ended June 30, 2017 and 2016, were $2,424,398 and $2,264,115, respectively.  The increase of $160,283 was the result of increases in salaries and wages, professional fees, insurance, outsource service fees, general and  administrative expense and bad debt, partially offset by decreases in depreciation, consulting fees and data maintenance expense.

Depreciation and Amortization

During the six-month period ended June 30, 2017, we recorded depreciation and amortization expense of $39,397 compared to $42,322 during the comparable 2016 period.  The decrease in depreciation and amortization was primarily attributable to certain fixed assets being fully depreciated during the fourth quarter of 2016.

Bad Debt

During the six-month period ended June 30, 2017, bad debt provision increased by $5,750 compared to the six-month period ended June 30, 2017.  This increase of $5,750 was primarily the result of additional provisions required for one potential uncollectable account.

Consulting Fees

During the six months ended June 30, 2017, consulting fees decreased to $155,994 from $190,068, during the six months ended June 30, 2016.   This decrease was mainly the result of a 10% reduction in fees paid to two consultants commencing in June 2016 and converting a consultant to an employee in March 2016.

Salaries and Wages

During the six-month period ended June 30, 2017, salaries and wages increased 4% to $1,186,358 compared to $1,143,048 during the same period in 2016.  This increase was primarily the result of additional staffing in nurse case management and higher levels of commissions partially offset by salary reductions of 10% by several senior executives in June 2016.

Professional Fees

For the six months ended June 30, 2017, we incurred professional fees of $199,231, compared to $142,263 during the six months ended June 30, 2016.   The $56,968 increase in professional fees was primarily the result of higher professional fees paid for nurse case management services resulting from increased numbers of cases processed.

Insurance

During the six-month period ended June 30, 2017, we incurred insurance expenses of $178,006, a 10% increase over the same six-month period in 2016.  The increase in insurance expense was primarily attributed to higher workers’ compensation premiums for our employees and directors’ and officers’ insurance premiums during the six months period ended June 30, 2017 compared to 2016. We do not expect current insurance fees to increase significantly over the remaining months of 2017.

Outsource Service Fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing utilization review, medical bill review and nurse case management services, and typically tends to increase and decrease in correspondence with increases and decreases in demand for those services.  We incurred $258,251 and $175,208 in outsource service fees during the six-month periods ended June 2017 and 2016, respectively.  The increase of $83,043 was primarily the result of increases in outsource services required for utilization review and field case management fees.  We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review and certain nurse case management services we provide in the future.

Data Maintenance

During the six-month period ended June 30, 2017 and 2016, data maintenance fees were $59,101 and $83,015 respectively.  The decrease of $23,914 was primarily the result of recording notification fees associated with the addition of a major HCO customer in the first quarter 2016, with a lower level of notification fees recorded for this same customer during the six-month period ended June 30, 2017.

General and Administrative

During the six-month period ended June 30, 2017, general and administrative expenses increased 5% to $333,310 when compared to the six-month period ended June 30, 2016.  This increase of $15,974 was primarily attributable to increases in IT enhancement, licenses and permits, office rent, miscellaneous expense, and travel expense, partially offset by decreases in charitable contributions, auto expense, postage expense, office supplies and paid time off expense. We do not expect current levels of general and administrative expenses to materially increase during the remaining months of 2017.

Income from Operations

As a result of the 26% increase in total revenue during the six-month period ended June 30, 2017, which was partially offset by the 7% increase in total expenses, our income from operations increased to $792,495, a 169% increase compared to the same period in 2016.

Income Tax Provision

Because we realized income before taxes of $792,495 and $294,755 during the six-month periods ended June 30, 2017 and 2016, respectively, we realized a $207,111, or 169%, increase in our income tax provision.

Net Income

During the six-month period ended June 30, 2017, total revenues of $3,216,893 was 26% higher when compared to the same period in 2016.  This increase in total revenues was partially offset by a 7% increase in total expenses, resulting in a 169% increase in income from operations.  Correspondingly, we realized net income of $462,737 for the six-month period ended June 30, 2017, also a 169% increase compared to the six-month period ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had cash on hand of $5,431,874 compared to $5,005,617 at December 31, 2016.  The $426,257 increase was primarily the result of net cash provided by our operating activities, partially offset by cash used in investing activities. Net cash provided by our operating activities was the result of realizing net income with increases in accumulated depreciation, income tax payable and deferred rent expense and decreases in prepaid expenses, partially offset by decreases in our bad debt, accounts payable, accrued expenses, unearned revenues and increases in our accounts receivable. We used $12,692 in investing activities for purchases of computers, furniture and equipment.  Barring a significant downturn in the economy or the loss of major customers, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses over the next twelve months.

We currently have planned certain capital expenditures during fiscal 2017 to support potential new customers’ software requirements. We do not expect these software expenditures to be material.   We do not anticipate this will require us to seek outside sources of funding. We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We are taking steps to look at acquisition candidates to vertically grow our Company.  In addition, we are also exploring potential acquisition candidates that are not in the workers’ compensation and health care related industries.  We have not found any suitable candidate at the current time.  We could use cash or stock of our Company or some combination of both in any such expansion or acquisition.  An expansion or acquisition of this sort may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through debt and/or equity financing.  Although we have met with potential investment banking firms, we do not currently possess an institutional source of financing.  There is no assurance that we could be successful in obtaining equity or debt financing on favorable terms, or at all.

Cash Flow

During the six months ended June 30, 2017, cash was primarily used to fund operations. We had a net increase in cash of $426,257 during the six months ended June 30, 2017.  See below for additional information.

	For the six months ended June
	2017 (unaudited)	2016 (unaudited)

Net cash provided from operating activities	$438,949	$646,347
Net cash used in investing activities	(12,692)	(12,312)
Net cash used in financing activities	-	(1,750)

Net increase in cash	$426,257	$632,285

During the six months ended June 30, 2017 and 2016, net cash provided by operating activities was $438,949 and $646,347 respectively.  As discussed herein, we realized net income of $462,737 during the six months ended June 30, 2017, compared to net income of $172,108 during the six months ended June 30, 2016.   The decrease of $207,398 in cash flow from operating activities was primarily the result of increases in accounts receivable, income tax payable and deferred rent and decreases in bad debt, accounts payable, accrued expenses, unearned revenues and prepaid expense.

Net cash used in investing activities was $12,692 and $12,312 during the six-month periods ended June 30, 2017 and 2016, respectively.  During the six-month period ended June 30, 2017 and 2016, net cash used in investing activities was used to purchase computers, furniture and equipment.

Net cash used in financing activities during the six-month period ended 2017 was lower by $1,750 when compared to the same period in 2016, as no cash dividends were paid in 2017.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of June 30, 2017.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment	$62,025	$20,675	$41,350	$-	$-
Office Leases	$1,239,718	253,343	443,633	542,742	-
Total Operating Leases	$1,301,743	$274,018	$484,983	$542,742	$-

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101
The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	August 14, 2017	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	August 14, 2017	/s/ Fred Odaka
Fred Odaka Chief Financial Officer