Form 10-Q
period 2017-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2017-11-14
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     Yes ☐    No ☒

As of November 10, 2017, the registrant had 800,000 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Information
Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	September 30, 2017	December 31, 2016
Current Assets
Cash	$5,613,412	$5,005,617
Accounts receivable, net of allowance of $60,150 and $64,150	985,787	849,648
Deferred tax asset	11,661	11,661
Prepaid expenses	142,950	136,862
Total current assets	6,753,810	6,003,788

Property and Equipment, net
Computer equipment	363,402	349,955
Furniture and fixtures	212,823	206,785
Office equipment	9,556	15,595
Total property and equipment	585,781	572,335
Less: accumulated depreciation	(405,154)	(346,295)
Net property and equipment	180,627	226,040

Other Assets	26,788	26,788
Total assets	$6,961,225	$6,256,616

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$62,924	$101,294
Accrued expenses	278,903	253,367
Deferred rent expense	39,358	17,485
Income tax payable	21,115	31,226
Dividend payable	56,923	56,923
Unearned revenue	37,763	38,748
Total current liabilities	496,986	499,043

Total liabilities	496,986	499,043

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized at $0.001 par value of which 10,000 shares designated as Series A preferred and 1,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	1	1
Common stock, $0.001 par value: 50,000,000 shares authorized; 800,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	800	800
Additional paid-in capital	428,072	428,072
Retained earnings	6,035,366	5,328,700
Total stockholders’ equity	6,464,239	5,757,573
Total liabilities and stockholders’ equity	$6,961,225	$6,256,616

The accompanying notes are an integral part of these condensed consolidated financial statements

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended September 30,		For nine months ended September 30,
	2017	2016	2017	2016

Revenues
HCO fees	$377,923	$276,951	$1,041,328	$965,768
MPN fees	142,257	146,836	427,228	436,893
UR fees	277,886	221,176	788,229	596,205
MBR fees	147,094	187,829	481,352	517,893
NCM fees	582,544	499,118	1,824,121	1,176,447
Other	73,203	111,686	255,542	309,260
Total revenues	1,600,907	1,443,596	4,817,800	4,002,466

Expenses
Depreciation and amortization	19,462	20,925	58,859	63,247
Bad debt provision	15,750	4,500	30,500	13,500
Consulting fees	90,079	75,228	246,073	265,296
Salaries and wages	547,963	574,100	1,734,321	1,717,148
Professional fees	109,064	82,105	308,295	224,368
Insurance	79,489	81,452	257,495	243,307
Outsource service fees	146,287	113,017	404,538	288,225
Data maintenance	12,160	30,160	71,261	113,175
General and administrative	162,164	157,894	495,474	475,230
Total expenses	1,182,418	1,139,381	3,606,816	3,403,496

Income from operations	418,489	304,215	1,210,984	598,970

Income before taxes	418,489	304,215	1,210,984	598,970
Income tax provision	174,560	126,882	504,318	249,529

Net income	$243,929	$177,333	$706,666	$349,441

Basic and fully diluted earnings per share:
Earnings per share amount	$.30	$.22	$.88	$.44
Weighted average common shares outstanding	800,000	800,000	800,000	800,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$706,666	$349,441
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	58,859	63,247
Changes in operating assets and liabilities:
(Decrease) increase in bad debt provision	(4,000)	12,260
(Increase) decrease in accounts receivable	(132,139)	303,051
(Increase) in prepaid expenses	(6,088)	(58,530)
Decrease in prepaid income tax	-	238,805
(Decrease) in accounts payable	(38,370)	(22,914)
Increase in deferred rent expense	21,873	10,131
Increase in accrued expenses	25,536	111,343
(Decrease) increase in income tax payable	(10,111)	10,424
(Decrease) in unearned revenue	(985)	(4,692)
Decrease in deferred compensation	-	37,124
Net cash provided from operating activities	621,241	1,049,690

Cash flows from investing activities:
Purchase of computer equipment, furniture and office equipment	(13,446)	(33,556)
Net cash used in investing activities	(13,446)	(33,556)

Cash flows from financing activities:
Issuance of cash dividend	-	(2,063)
Net cash used in financing activities	-	(2,063)

Increase in cash	607,795	1,014,071
Cash at beginning of period	5,005,617	3,834,924
Cash at end of period	$5,613,412	$4,848,995

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income taxes paid	$514,429	$300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2017
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations.  The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical information and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2016.  Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy.  The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.   We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At September 30, 2017 and December 31, 2016, bad debt reserves of $60,150 and $64,150, respectively, was a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of September 30, 2017 and September 30, 2016, are as follows:

	9/30/2017	9/30/2016
Customer A	9%	18%
Customer B	3%	10%
Customer C	-%	12%
Customer D	1%	10%
Customer E	14%	11%
Customer F	32%	-%

Significant Customers - We provide services to insurers, third party administrators, self-administered employers, municipalities and other industries.  We are able to provide our full range of services to virtually any size employer in the state of California.  We are also able to provide UR, MBR and NCM services outside the state of California.

During the period ended September 30, 2017 and 2016, we had three and four customers, respectively, that accounted for more than 10% of our total sales.  The following table sets forth details regarding the percentage of total sales attributable to our significant customers in the past two years:

	9/30/2017	9/30/2016
Customer A	20%	0%
Customer B	13%	15%
Customer C	11%	10%
Customer D	7%	13%
Customer E	7%	10%

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

Beyond the core services we provide to facilitate client/employer involvement in employee medical treatment claims administration and patient treatment options, we also provide to our HCO and MPN clients a number of claims-related services that bring efficiencies to claim processing and management that further reduce the overall burden of workers’ compensation claims resolution.  These services include various back office type functions that assure cost efficiency and accuracy in claim processing, claim reimbursement and claim dispute resolution.

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

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

The following represents selected components of our consolidated results of operations, for the three-month periods ended September 30, 2017 and 2016, respectively, together with changes from period-to-period:

	For three months ended September 30,
	2017	2016	Amount Change	% Change
Revenues:
HCO fees	$377,923	$276,951	$100,972	36%
MPN fees	142,257	146,836	(4,579)	(3%)
NCM fees	582,544	499,118	83,426	17%
UR fees	277,886	221,176	56,710	26%
MBR fees	147,094	187,829	(40,735)	(22%)
Other	73,203	111,686	(38,483)	(34%)
Total revenues	1,600,907	1,443,596	157,311	11%

Expense:
Depreciation and amortization	19,462	20,925	(1,463)	(7%)
Bad debt provision	15,750	4,500	11,250	250%
Consulting fees	90,079	75,228	14,851	20%
Salaries and wages	547,963	574,100	(26,137)	(5%)
Professional fees	109,064	82,105	26,959	33%
Insurance	79,489	81,452	(1,963)	(2%)
Outsource service fees	146,287	113,017	33,270	29%
Data maintenance	12,160	30,160	(18,000)	(60%)
General and administrative	162,164	157,894	4,270	3%
Total expenses	1,182,418	1,139,381	43,037	4%

Income from operations	418,489	304,215	114,274	38%

Income before taxes	418,489	304,215	114,274	38%
Income tax provision	174,560	126,882	47,678	38%

Net income	$243,929	$177,333	$66,596	38%

Revenue

Total revenues during the three-month period ended September 30, 2017, increased 11% to 1,600,907 compared to $1,443,596 during the three-month period ended September 30, 2016.

During the third quarter 2017, HCO, nurse case management, and utilization review increased 36%, 17%, and 26% respectively, while MPN, Medical Bill Review and other fees decreased by 3%, 22% and 34%, respectively.  Other revenues consisted of revenues derived primarily from network claims repricing services, lien representation services, legal support services, workers’ compensation carve out revenues and Medicare set aside revenues.

HCO fees

During the three-month periods ended September 30, 2017 and 2016, HCO fee revenues were $377,923 and $276,951, respectively.  The 36% increase in HCO revenue was primarily attributable to increased revenues derived from one major client during the third quarter of 2017, coupled with increased fees primarily from three other existing customers.

MPN fees

MPN fee revenue for the three-month periods ended September 30, 2017 and 2016, were $142,257 and $146,836, respectively, a decrease of 3%, resulting mainly from lower revenues from one existing customer.

NCM fees

During the three months ended September 30, 2017 and 2016, nurse case management revenue was $582,544 and $499,118, respectively.  The increase in nurse case management revenue of $83,426 was primarily from increased revenues from five existing customers when compared to the same period in 2016.  There is no assurance that nurse case management revenue will continue to grow at the rate realized in the quarter ended September 30, 2017 for the remaining months of fiscal 2017.

UR fees

During the three-month periods ended September 30, 2017 and 2016, utilization review revenue was $277,886 and $221,176 respectively.  The increase of $56,710 in the 2017 period was primarily attributable to adding two new clients in the fourth quarter of fiscal 2016 and increases in revenues from other existing customers.  Utilization review can provide a safeguard against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, etc.   Through our skilled staff and automated review system, we are able to deliver utilization review services that cut overhead costs for the self-insured clients, insurance companies and the public entities we service.

MBR fees

During the three-month period ended September 30, 2017, medical bill review revenue decreased $40,735 to $147,094 when compared to the same period a year earlier.  This decrease was mainly caused by processing fewer hospital bills from existing customers.  Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement.  Such services include, but are not limited to, coding review and rebundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements.  These services can result in significant network savings.

Other

Other fees consist of revenue derived from network access and claims repricing, lien representation, legal support services, Medicare set aside and worker’s compensation carve-out services.  Other fee revenue for three-month periods ended September 30, 2017 and 2016, were $73,203 and $111,686 respectively. The decrease of $38,483 was mainly the result of decreased network access fees from one customer having realized lower levels of savings from using our PPO network. We expect this downward trend for this customer to continue for the remainder of 2017.

Expenses

Total expenses for the three months ended September 30, 2017 and 2016, were $1,182,418 and $1,139,381, respectively.  The increase of $43,037 was the result of increases in bad debt provision, consulting fees, professional fees, outsource service fees, and general and administrative expense partially offset by decreases in depreciation and amortization, salaries and wages, and data maintenance expense.

Depreciation and Amortization

During the three-month period ended September 30, 2017, we recorded depreciation and amortization expense of $19,462 compared to $20,925 during the comparable 2016 period.  The decrease in depreciation and amortization was primarily attributable to certain fixed assets being fully depreciated during the fourth quarter of 2016.

Bad Debt

During the three-month period ended September 30, 2017, bad debt provision increased by $11,250 compared to the three-month period ended September 30, 2016.  This increase was primarily the result of recording additional bad debt provision for one existing uncollectable account.

Consulting Fees

During the three months ended September 30, 2017, consulting fees increased to $90,079 from $75,228 during the three months ended September 30, 2016.   This increase was primarily the result on hiring a consultant as Director of Medical Management in August 2017.

Salaries and Wages

During the three-month period ended September 30, 2017, salaries and wages decreased 5% to $547,963 compared to $574,100 during the same period in 2016. The decrease in salaries and wages of $26,137 was primarily the result of lower deferred compensation expense, payroll related taxes, commission expense and lower levels of other salaries and wages in Medex and PHCO.

Professional Fees

For the three months ended September 30, 2017, we incurred professional fees of $109,064 compared to $82,105 during the three months ended September 30, 2016.  The $26,959 increase in professional fees was primarily the result of higher accounting expense, legal expenses, medical consultant fees and professional fees paid for nurse case management services resulting from increased numbers of cases processed.

Insurance

During the three-month period ended September 30, 2017, we incurred insurance expenses of $79,489, a 2% decrease over the same three-month period in 2016.  This decrease in insurance expense was primarily attributable to lower group health insurance premiums resulting from a decreased number of employees when compared to the same period in 2016.  We do not expect current insurance fees to increase significantly over the remaining months of 2017.

Outsource Service Fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing utilization review, medical bill review, Medicare set aside services and field case management fees and typically tends to increase and decrease in correspondence with increases and decreases in demand for those services.  We incurred $146,287 and $113,017 in outsource service fees during the three-month periods ended September 30, 2017 and 2016, respectively.  The increase of $33,270 was primarily the result of increases in outsource services required for utilization review, Medicare set aside services and nurse case management.  We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review and certain nurse case management services we provide in the future.

Data Maintenance

During the three-month periods ended September 30, 2017 and 2016, data maintenance fees were $12,160 and $30,160, respectively.  The decrease of $18,000 was primarily the result of lower levels of customer notifications fees realized for new and existing customers during the three-month period ended September 30, 2017 when compared to the same period in 2016.  Data maintenance fees tend to fluctuate from month to month depending on when new customers are enrolled and when the annual renewal of existing customer notification are due.

General and Administrative

During the three-month period ended September 30, 2017, general and administrative expenses increased 3% to $162,164 when compared to the three-month period ended September 30, 2016.  This increase of $4,270 was primarily attributable to increases in auto expense, dues and subscriptions, employment agency fees, IT enhancements, rental equipment, telephone expense and travel and entertainment expense, partially offset by decreases in office rent expense, office supplies, postage expense, paid time off expense and miscellaneous expenses.  We do not expect current levels of general and administrative expenses to materially increase during the remaining months of 2017.

Income from Operations

As a result of the 11% increase in total revenue during the three-month period ended September 30, 2017, which was partially offset by the 4% increase in total expenses during the same period, our income from operations increased by 38% during the three-month period ended September 30, 2017, when compared to the same period in 2016.

Income Tax Provision

Because we realized income before taxes of $418,489 and $304,215 during the three-month periods ended September 30, 2017 and 2016, respectively, we realized a $47,678, or 38%, increase in our income tax provision.

Net Income

During the three-month period ended September 30, 2017, total revenues of $1,600,907 was 11% higher when compared to the same period in 2016.  This increase in total revenues was partially offset by a 4% increase in total expenses, resulting in a 38% increase in income from operations compared to the three months ended September 30, 2016.  Correspondingly, we realized net income of $243,929 for the three-month period ended September 30, 2017, also a 38% increase compared to the three-month period ended September 30, 2016.

Comparison of nine months ended September 30, 2017 and 2016

The following represents selected components of our consolidated results of operations, for the nine-month periods ended September 30, 2017 and 2016, respectively, together with changes from period-to-period:

	For nine months ended September 30,
	2017	2016	Amount Change	% Change
Revenues:
HCO fees	$1,041,328	$965,768	$75,560	8%
MPN fees	427,228	436,893	(9,665)	(2%)
NCM fees	1,824,121	1,176,447	647,674	55%
UR fees	788,229	596,205	192,024	32%
MBR fees	481,352	517,893	(36,541)	(7%)
Other	255,542	309,260	(53,718)	(17%)
Total revenues	4,817,800	4,002,466	815,334	20%

Expense:
Depreciation and amortization	58,859	63,247	(4,388)	(7%)
Bad debt provision	30,500	13,500	17,000	126%
Consulting fees	246,073	265,296	(19,223)	(7%)
Salaries and wages	1,734,321	1,717,148	17,173	1%
Professional fees	308,295	224,368	83,927	37%
Insurance	257,495	243,307	14,188	6%
Outsource service fees	404,538	288,225	116,313	40%
Data maintenance	71,261	113,175	(41,914)	(37%)
General and administrative	495,474	475,230	20,244	4%
Total expenses	3,606,816	3,403,496	203,320	6%

Income from operations	1,210,984	598,970	612,014	102%

Income before taxes	1,210,984	598,970	612,014	102%
Income tax provision	504,318	249,529	254,789	102%

Net income	$706,666	$349,441	$357,225	102%

Revenue

Total revenues during the nine-month period ended September 30, 2017, increased 20% to 4,817,800 compared to $4,002,466 during the nine-month period ended September 30, 2016.

During the first nine-months of 2017, HCO, nurse case management, and utilization review, increased 8%, 55% and 32% respectively, while MPN, MBR and other fees decreased by 2%, 7%, and 17%, respectively.  Other revenues consisted of revenues derived primarily from network claims repricing services, lien representation services, legal support services, workers’ compensation carve out revenues and Medicare set aside revenues.

HCO fees

During the nine-month periods ended September30, 2017 and 2016, HCO fee revenues were $1,041,328 and $965,768 respectively. The 8% increase in HCO revenue was primarily attributable to the addition of one major customer in January 2017, partially offset by lower revenues from several existing HCO customers when compared to the same period in 2016

MPN fees

MPN fee revenue for the nine-month periods ended September 30, 2017 and 2016, was $427,228 and $436,893 respectively, a decrease of 2%, resulting from lower revenues from one existing customer.

NCM fees

During the nine-months ended September 30, 2017 and 2016, nurse case management revenue was $1,824,121 and $1,176,447, respectively.  The increase in nurse case management revenue of $647,674 was primarily the result of adding new customers during the third and fourth quarters of 2016, and increases in revenues from existing customers.  As a result of losing a significant customer in October 2017, we do not expect nurse case management revenue to increase at the rate realized during the nine months ended September 30, 2017, for the remainder of fiscal 2017.

UR fees

During the nine-month periods ended September 30, 2017 and 2016, utilization review revenue was $788,229 and $596,205, respectively.  The increase of $192,024 in the 2017 period was attributable to adding new clients in the third and fourth quarters of fiscal 2016.  Utilization review can provide a safeguard against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, etc.   Through our skilled staff and automated review system, we are able to deliver utilization review services that cut overhead costs for the self-insured clients, insurance companies and the public entities we service.

MBR fees

During the nine-month period ended September 30, 2017, medical bill review revenue decreased $36,541 to $481,352 when compared to the same period a year earlier.  This 7% decrease was mainly caused by processing fewer hospital claims from existing customers.  Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement.  Such services include, but are not limited to, coding review and re-bundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements.  These services can result in significant network savings.

Other

Other fees consist of revenue derived from network access and claims repricing, lien representation, legal support services, Medicare set aside and worker’s compensation carve-outs services.  Other fee revenue for nine-month periods ended September 30, 2017 and 2016, was $255,542 and $309,260, respectively. The decrease of $53,718 was mainly the result of decreased network access fees from one customer having realized lower savings from using our PPO network. We expect this downward trend for this customer to continue for the remainder of 2017.

Expenses

Total expenses for the nine-months ended September 30, 2017 and 2016, were $3,606,816 and $3,403,496, respectively.  The increase of $203,320 was the result of increases in bad debt, salaries and wages, professional fees, insurance, outsource service fees, and general and administrative expense, partially offset by decreases in depreciation and amortization, consulting fees and data maintenance expense.

Depreciation and Amortization

During the nine-month period ended September 30, 2017, we recorded depreciation and amortization expense of $58,859 compared to $63,247 during the comparable 2016 period.  The decrease in depreciation and amortization was primarily attributable to certain fixed assets being fully depreciated during the fourth quarter of 2016.

Bad Debt

During the nine-month period ended September 30, 2017, bad debt provision increased by $17,000 compared to the nine-month period ended September 30, 2016.  This increase was primarily the result of additional provisions required for one potential uncollectable account.

Consulting Fees

During the nine-months ended September 30, 2017, consulting fees decreased to $246,073 from $265,296, when compared the nine months ended September 30, 2016.   This 7% decrease was mainly the result of a reduction in fees paid to two consultants commencing in June 2016 and converting a consultant to an employee in March 2016.

Salaries and Wages

During the nine-month period ended September 30, 2017, salaries and wages increased 1% to $1,734,321 compared to $1,717,148 during the same period in 2016.  This increase was primarily the result of additional staffing in nurse case management and higher levels of commissions, partially offset by salary reductions of 10% by several senior executives in June 2016.

Professional Fees

For the nine-months ended September 30, 2017, we incurred professional fees of $308,295 compared to $224,368 during the nine months ended September 30, 2016.   The $83,927 increase in professional fees was primarily the result of higher professional fees paid for nurse case management services resulting from increased numbers of cases processed.

Insurance

During the nine-month period ended September 30, 2017, we incurred insurance expenses of $257,495, a 6% increase over the same nine-month period in 2016.  The increase in insurance expense was primarily attributed to higher workers’ compensation premiums for our employees and directors’ and officers’ insurance premiums during the nine months period ended September 30, 2017 compared to the same period in 2016. We do not expect current insurance fees to increase significantly over the remaining months of 2017.

Outsource Service Fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing utilization review, medical bill review, Medicare set aside services, nurse case management services, and typically tends to increase and decrease in correspondence with increases and decreases in demand for those services.  We incurred $404,538 and $288,225 in outsource service fees during the nine-month periods ended September 2017 and 2016, respectively.  The increase of $116,313 was primarily the result of increases in outsource services required for utilization review, Medicare set aside fees and field case management fees.  We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review and certain nurse case management services we provide in the future.

Data Maintenance

During the nine-month period ended September 30, 2017 and 2016, data maintenance fees were $71,261 and $113,175, respectively.  The decrease of $41,914 was primarily the result of recording notification fees associated with the addition of a major HCO customer in the first quarter 2016, with a lower level of notification fees recorded for this same customer during the nine-month period ended September 30, 2017.

General and Administrative

During the nine-month period ended September 30, 2017, general and administrative expenses increased 4% to $495,474 when compared to the nine-month period ended September 30, 2016.  This increase of $20,244 was primarily attributable to increases in dues and subscriptions, employment agency fees, IT enhancement, license and permits, telephone expense, rent expense, travel and entertainment expense and miscellaneous expense, partially offset by decreases in charitable contributions, auto expense, postage expense, office supplies and paid time off expense. We do not expect current levels of general and administrative expenses to materially increase during the remaining months of 2017.

Income from Operations

As a result of the 20% increase in total revenue during the nine-month period ended September 30, 2017, which was partially offset by the 6% increase in total expenses, our income from operations before taxes increased to $1,210,984, a 102% increase compared to the same period in 2016.

Income Tax Provision

Because we realized income before taxes of $1,210,984 and $598,970 during the nine-month periods ended September 30, 2017 and 2016, respectively, we realized a $254,789 or 102%, increase in our income tax provision.

Net Income

During the nine-month period ended September 30, 2017, total revenues of $4,817,800 was 20% higher when compared to the same period in 2016.  This increase in total revenues was partially offset by a 6% increase in total expenses, resulting in a 102% increase in income from operations.  Correspondingly, we realized net income of $706,666 for the nine-month period ended September 30, 2017, also a 102% increase compared to the nine-month period ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had cash on hand of $5,613,412 compared to $5,005,617 at December 31, 2016.  The $607,795 increase was primarily the result of net cash provided by our operating activities, partially offset by cash used in investing activities. Net cash provided by our operating activities was the result of realizing net income with increases in accumulated depreciation, accrued expenses, and deferred rent expense, partially offset by decreases in our bad debt, prepaid expense, accounts payable, income tax payable, unearned revenues and increases in our accounts receivable. We used $13,446 in investing activities for purchases of computers, furniture and equipment.  Barring a significant downturn in the economy or the loss of major customers, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses over the next twelve months.

We currently have planned certain capital expenditures during fiscal 2017 to support potential new customers’ software requirements. We do not expect these software expenditures to be material.   We do not anticipate this will require us to seek outside sources of funding. We do, however, from time to time, investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We are taking steps to look at acquisition candidates to vertically grow our Company.  In October 2017, we announced that we had retained a west-coast based investment banking firm to assist us in identifying potential merger and acquisition opportunities, as well as, to explore sources of institutional source of financing.   We have not found any suitable candidate at the current time.  We could use cash or stock of our Company or some combination of both in any expansion or acquisition.  An expansion or acquisition may require greater capital resources than we possess.  Should we need additional capital resources, we most likely would seek to obtain such through equity and/or debt financing.  There is no assurance that we could be successful in obtaining equity or debt financing on favorable terms, or at all.

Cash Flow

During the nine months ended September 30, 2017, cash was primarily used to fund operations. We had a net increase in cash of $607,795 during the nine months ended September 30, 2017.  See below for additional information.

	For the nine months ended September
	2017 (unaudited)	2016 (unaudited)

Net cash provided from operating activities	$621,241	$1,049,690
Net cash used in investing activities	(13,446)	(33,556)
Net cash used in financing activities	-	(2,063)

Net increase in cash	$607,795	$1,014,071

During the nine months ended September 30, 2017 and 2016, net cash provided by operating activities was $621,241 and $1,049,690, respectively.  As discussed herein, we realized net income of $706,666 during the nine months ended September 30, 2017, compared to net income of $349,441 during the nine months ended September 30, 2016.

Net cash used in investing activities was $13,446 and $33,556 during the nine-month periods ended September 30, 2017 and 2016, respectively.  During the nine-month periods ended September 30, 2017 and 2016, net cash used in investing activities was used to purchase computer equipment, furniture and office equipment.

Net cash used in financing activities during the nine-month periods ended September 30, 2017 and 2016 was $0 and $2,063, respectively, resulting from lower cash dividends paid.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of September 30, 2017.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment	$56,857	$20,675	$36,182	$-	$-
Office Leases	$1,177,515	255,608	775,791	146,116	-
Total Operating Leases	$1,234,372	$276,283	$811,973	$146,116	$-

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

This information is not required for smaller reporting companies.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101
The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	November 14, 2017	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	November 14, 2017	/s/ Fred Odaka
Fred Odaka Chief Financial Officer