Form 10-K
period 2017-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2018-04-02
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,940,625

As of March 30, 2018, the issuer had 800,000 shares of its $.001 par value common stock outstanding.

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

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this Annual Report on Form 10-K that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to statements about future demand for the products and services we offer, changes in the composition of the products and services we offer, the impact of the loss of one or more significant customers, our ability to add new customers to replace the loss of current customers, future revenues, expenses, results of operations, liquidity and capital resources or cash flows, or our actions, intentions, plans, strategies and objectives and other risks and uncertainties detailed elsewhere in this Annual Report on Form 10-K.  Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; cost reduction efforts by our existing and prospective customers; competition within our industry, including competition from much larger competitors; business combinations; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; our ability to retain existing customers and to attract new customers; price increases; employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

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
Our clients include self-administered employers, insurers, third party administrators, municipalities and others. Our principal clients are located in the State of California where the high cost of workers’ compensation insurance is a critical problem for employers.  We have processed medical bill reviews in 25 states.  Our provider networks are composed of experts in treating worker injuries.

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

 During 2017, Preferred Operator Group, LLC, TriStar Risk Management and Hilton Worldwide accounted for approximately 21%, 11% and 10% respectively, of our total sales.

Competition

We were one of the first commercial enterprises capable of offering HCO services and MPN services in California.  Now there are many companies who compete in this market.  Many of these competitors are larger than PHCO and may have greater financial, research and marketing experience and resources than we do, and they may therefore represent substantial long-term competition.  As of December 31, 2017, in California there were nine certified health care organization licenses issued to seven companies. We own two of the nine licenses and have six possible direct HCO competitors.  Only two of these HCO competitors, however, are currently writing HCO business due to the complexity of the HCO regulations.  There are minimal requirements for establishing MPNs and therefore, as of December 31, 2017, there were in excess of 2,500 MPNs in the state of California according to the DWC MPN website.  Of these, we administer 54 MPNs.

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

We rely on our well-trained and knowledgeable in-house professionals to develop service offerings aligned with market need.  We target the needs of insurers, third party administrators and self-administered employers. We contract directly with medical providers based on quality determinations rather than the provision of discounted medical services. We believe this provides us a competitive advantage because we can market a direct relationship with providers who have demonstrated expertise in treating work related injuries and writing credible medical reports rather than relying on third party relationships or discounts alone.

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

Employees

Including the employees of our subsidiaries, as of March 16, 2018 we employed thirty-four full-time employees and one part-time employee.  We also use the services of a number of consultants.  Over the next twelve months, we anticipate hiring additional employees only if business revenues increase and our operating requirements warrant such hiring.

Reports to Security Holders

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other filings pursuant to Sections 13, 14 and 15(d) of the Exchange Act, and amendments to such filings with the Commission.  The public may read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Commission maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other Commission filings.  We also post an electronic copy of our Annual Report on Form 10-K on our website www.pacifichealthcareorganization.com, which you can view or download free of charge.  Materials posted on our website are not part of this Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS

You should consider carefully the following risk factors, together with the other information contained in this Annual Report on Form 10-K and the other reports we file with the Commission, in evaluating us or making an investment in our common stock.  The risks described below are the material risks, although not the only risks, relating to us and our common stock.  If any of the following risks and uncertainties develop into actual material events, it could have a material adverse effect on our business, operations and financial condition. You should not draw any inference as to the magnitude or likelihood of any particular risk from its position in the following discussion.

A significant percentage of our revenue is generated from a few customers, the loss of one or more of which could have a material impact on our results of operations, cash flows and financial condition.

A significant portion of operating revenue is received from a relatively small group of our customers.  Sales to three customers accounted for approximately 42% of our total revenue in 2017.

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

Our business is driven substantially by the relation between the value we provide and the amounts we charge for that value.  If the scope and quality of our services lag behind the market or lower cost participants are able to provide competitive services at lower prices, we may lose client/employers which could have an adverse impact on our results of operations and financial condition.

As noted in the description of business, we are in the business of assisting our client/employers control the cost of their employee workers’ compensation claims.  While we believe that factors, including the quality of care provided to the employee, the rapidity at which the employee returns to work, and the service provided to the customer, play a part in the selection and retention process of our customers, we understand that price is a primary determining factor in whether client/employers selects or retains our services.  While our competitors may offer direct fees less than those we charge, they have traditionally added fees to their other associated services and thus raised total cost of their services.  If our competitors are able to reduce the cost at which they provide services, we anticipate that we would have to likewise attempt to reduce the cost at which we provide our services or risk losing employer customers.  Either outcome could have a material adverse impact on our business, results of operations and financial condition.

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

The market price of our common stock may be highly volatile and subject to wide fluctuations.  During the twelve month period ended December 31, 2017 the low bid price for our common stock was $10.50 per share and the high bid price was $16.25 per share.  Our common stock is currently quoted on the OTC Markets, which is generally a thinly traded market that lacks the liquidity of certain other public markets.  Additionally, there are a limited number of our shares of common stock outstanding, which may further limit the liquidity of our shares.  Moreover, in the past, stock markets have experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets resulting in changes in the market price of the stock of many companies, which may not have been directly related to the operating performance of those companies.  We cannot assure you that the market price for our common stock will not fluctuate or decline significantly in the future or that there will be sufficient trading volume in our common stock to allow you to sell your shares in the market when you desire to do so.

Our Chief Executive Officer, President and Chairman of the board of directors has the ability to exercise significant control over the Company.

Tom Kubota, our Chief Executive Officer, President and Chairman of the board of directors beneficially owns 487,000 shares, or approximately 61%, of our outstanding common stock.  Since 2008, Mr. Kubota has a majority of our outstanding common stock and voting control of the Company.  During 2016, the Company sold 1,000 shares of Series A preferred stock to Mr. Kubota, which represents 100% of the outstanding shares of Series A preferred stock of the Company.  This transaction did not materially increase his economic interest in the Company, but it did increase his voting control to effectively 98%.  In most matters, our Series A preferred stock is treated on parity with our common stock on a share-for-share basis, with the exception that each share of Series A preferred stock is entitled to 20,000 votes of common stock on all matters submitted to a vote of our common stock holders.  The Series A preferred stock is convertible to shares of common stock on a one share for one share basis at the election of the holder thereof.  The board of directors elected to sell shares of Series A preferred stock to Mr. Kubota because they believed the limited number of common shares outstanding restricted the Company’s ability to pursue potential acquisitions and other growth opportunities without jeopardizing the continuity of its strategic vision and business objectives.  This capital structure may be viewed positively, negatively or indifferently by the market, investors and potential acquisition targets.  If, it is viewed negatively, it could affect the liquidity and/or market price for our common stock.

The total market capitalization of our common stock after the forward split may be lower than before the forward split, and the per share price of our common stock following the forward split may be proportionally lower than current per share price.

As disclosed in the Definitive Information Statement we filed with the Commission on March 6, 2018, and mailed to our shareholders by March 14, 2018, during the first quarter of 2018, our board of directors and majority shareholder approved a four-shares-for-one-share forward split of our outstanding common stock (the “Forward Split”).  The Forward Split is expected to take effect on April 5, 2018.  The board of directors and majority shareholder believe the current low number of issued and outstanding shares of our common stock limits its appeal to brokerage firms and reduces its marketability because many brokerage firms are reluctant to act as market-makers or to recommend to their clients shares of companies that have a limited number of shares of common stock issued and outstanding and available in the market.  They also believe the Forward Split it is prudent to increase the number of authorized shares of common stock to maintain a reserve of shares to meet business needs, such as strategic acquisition opportunities, equity offerings or stock-based employee compensation, promptly as they arise.

If the Forward Split is viewed indifferently or negatively by market and investors, the market price per share of our common stock after the Forward Split may be lower in proportion to the increase in the number of shares of our common stock outstanding than before the Forward Split.  If this happens, the total market capitalization of our common stock following the Forward Split could be lower than our total market capitalization before the Forward Split.  It is not uncommon for a company’s total market capitalization to be lower following a Forward Split that it was before the Forward Split.

There can be no assurance that the Forward Split will result in greater liquidity or market maker participation in our common stock following the Forward Split.

While the Forward Split will increase the number of shares of our common stock available in the market, there is no assurance that it will increase the appeal of our common stock to brokerage firms, improve liquidity, or reduce broker reluctance to act as market-makers or to recommend to their clients shares of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 2.  PROPERTIES

We lease approximately 9,500 square feet of office space located at 1201 Dove Street, Suites 300 Newport Beach California, 92660.  This office space lease expires in April 2022.  This space serves as our principal executive offices, as well as, the principal offices of our subsidiaries.  We believe this space will be sufficient for our needs for the foreseeable future.

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

	High	Low

Fiscal year ended December 31, 2017

Fourth Quarter	$16.25	$12.26
Third Quarter	$14.00	$11.50
Second Quarter	$15.25	$12.00
First Quarter	$13.00	$10.50

Fiscal year ended December 31, 2016

Fourth Quarter	$12.50	$8.60
Third Quarter	$10.25	$8.50
Second Quarter	$10.25	$7.10
First Quarter	$10.00	$7.36

Holders

As of March 16, 2018, we had approximately 292 shareholders of record holding 800,000 shares of our common stock.  The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in “nominee” or “street” name.

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

We did not pay dividends on our outstanding stock during the years ended December 31, 2017 and 2016, and we do not currently anticipate declaring cash dividends in the foreseeable future.

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

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the year ended December 31, 2017, which were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchaser, purchased any of our equity securities during the year ended December 31, 2017.

ITEM 6.  SELECTED FINANCIAL DATA

This information is not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2017 and 2016, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 24 of this Annual Report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations, financial condition, liquidity and capital resources.  Our actual results, financial condition, liquidity and capital resources may vary from the results anticipated by these statements.  We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.  Actual future results may differ materially from those expressed in the forward-looking statement made by the Company or its management as a rest of a number of risks, uncertainties and assumptions.  Please see “Cautionary Statement Regarding Forward-Looking Statements” on page 4 of this Annual Report on Form 10-K.

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

Our core service focuses on reducing medical treatment costs by enabling employer/clients to share the control over the medical treatment process.  This control is obtained by participation in one of our medical treatment networks.  We realize revenues from enrollment of the employees of our client/employers into our various networks.  To assist our client/employers to ensure quality, timely and cost-effective treatment of their injured employees, we make our staff of credentialed registered nurses available to provide case management to assure treatment plans are properly aligned from a medical perspective.

Beyond the core services we also provide claims-related services including utilization review, medical bill review, lien representation and legal support and Medicare set aside services that bring efficiencies to claims processing and management that further reduces the overall burden of worker compensation claims resolution.

Our business generally has a long sales cycle, typically more than one year.  Once we have established a customer relationship and enrolled employees of our client/employers, our revenue adjusts with the growth or retraction of client/employers’ managed headcount.  Throughout the year, new employees and client/employers are added while others terminate from the program for a variety of reasons.

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

Summary of Fiscal 2017

During the year ended December 31, 2017, total revenues increased 14%.  Revenue from NCM, UR and HCO increased 36%, 32% and 13%, respectively.  Offsetting those increases, revenue from other fees, MBR and MPN decreased 35%, 5% and 3%, respectively.  The increases in revenue during fiscal 2017 came primarily from two significant customers.  These increases were partially offset by decreased revenue from one significant customers and the loss of one customer.

During fiscal 2017, operating expenses increased by 2%, primarily as a result of higher outsource service fees.  This increase was partially offset primarily by lower data maintenance fees.  As a result, our income from operations was $1,687,314 during fiscal 2017, compared to $969,328 in fiscal 2016.

Our provision for income tax expense increased 80% during fiscal 2017 as a result of the increase in income from operations.

Our net income increased 70% to $964,405.  Basic and fully diluted earnings per share during fiscal 2017 was $1.21 and $1.09, respectively compared to $0.71 and $0.71, respectively during fiscal 2016.

Comparison of the Fiscal Years Ended December 31, 2017 and 2016

Results of Operations

The following represents selected components of our consolidated results of operations, for the years ended December 31, 2017 and 2016, respectively, together with changes from year-to-year:

	Year Ended December 31
	2017	2016	Amount of Change	% Change

Revenues
HCO fees	$1,618,323	$1,427,936	$190,387	13.3%
MPN fees	564,094	578,646	(14,552)	(2.5%)
UR fees	1,022,770	775,610	247,160	31.9%
MBR fees	592,743	625,492	(32,749)	(5.2%)
NCM fees	2,355,322	1,735,772	619,550	35.7%
Other	352,275	544,240	(191,965)	(35.3%)
Total revenues	6,505,527	5,687,696	817,831	14.4%

Expense
Depreciation	75,729	84,700	(8,971)	(10.6%)
Bad debt provision	30,500	13,500	17,000	125.9%
Consulting fees	354,535	340,653	13,882	4.1%
Salaries and wages	2,299,698	2,316,571	(16,873)	(0.7%)
Professional fees	352,625	328,943	23,682	7.2%
Insurance	328,276	339,235	(10,959)	(3.2%)
Outsource service fees	543,143	402,894	140,249	34.8%
Data maintenance	180,420	230,619	(50,199)	(21.8%)
General and administrative	653,287	661,253	(7,966)	(1.2%)
Total expenses	4,818,213	4,718,368	99,845	2.1%

Income from operations	1,687,314	969,328	717,986	74.1%

Other expense
Interest expense	-	-	-	-
Total other expense	-	-	-	-
Income before income tax provision	1,687,314	969,328	717,986	74.1%

Income tax provision	722,909	402,580	320,329	79.6%

Net income	$964,405	$566,748	$397,657	70.2%

Revenue

Total revenues during the year ended December 31, 2017, increased 14% to $6,505,527 compared to $5,687,696 during the year ended December 31, 2016.  During fiscal revenue from NCM, UR, and HCO increased 36%, 32% and 13%, respectively.  Offsetting those increases, revenue from other fees, MBR and MPN decreased 35%, 5% and 3%, respectively.

HCO fees

Historically, the HCO employee/enrollee headcount was directly related to the amount of revenue generated by HCO clients.  We were, however, at risk of losing several clients under this pricing model.  To remain competitive in the marketplace, we developed a new pricing model, which includes both a fixed monthly flat rate pricing option that is negotiated per client and/or a per claim incurred pricing model.  Under the per claim model, our client/employers do not incur this cost as an out of pocket cost, but rather apply the cost directly to the insured or self-insured claim.  As a result of moving from our fixed fee per number of employee/enrollees per customer model, beginning in the first quarter 2017 we have discontinued reporting the direct relationship between the number of HCO employee/enrollees and total HCO revenues because that historical relationship has become distorted as a result of the implementation of our new pricing model. This change in our pricing model had no significant impact to our level of HCO revenues during fiscal 2017.

During the years ended December 31, 2017 and 2016, HCO revenue was $1,618,323 and $1,427,936, respectively, a 13% increase.  This increase in HCO revenue was primarily attributable to the addition of one major customer during the fourth quarter of 2016 and three existing customers having increased levels of claim activities during fiscal 2017 when compared to 2016. The increase was partially offset by the loss of one customer in the first quarter of 2016 and reduction of claim activities realized from two other customers.

MPN fees

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

MPN revenue for 2017 was $564,094 compared to $578,646 for 2016, a decrease of 3%, resulting mainly from the termination of three customers during the second half of fiscal 2017.  Our MPN clients may elect to be billed MPN fees either on a monthly flat fee basis or on the number of claims processed basis.

UR fees

During the year ended December 31, 2017, utilization review revenue increased $247,160 to $1,022,770. The increase was primarily attributable to adding new clients in the third and fourth quarters of fiscal 2016. Utilization review can provide a safeguard against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, etc.  Through our skilled staff and automated review system, we can deliver utilization review services that cut overhead costs for the self-insured clients, insurance companies and the public entities we service.

MBR fees

During the twelve months ended December 31, 2017, revenue from medical bill review decreased by $32,749 to $592,743 when compared the same period a year earlier.  This decrease was mainly caused by processing fewer hospital bills from existing customers.  Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement.  Such services include, but are not limited to, coding review and re-bundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements.  These services can result in significant network savings.

NCM fees

During the twelve-month periods ended December 31, 2017 and 2016, revenue from nurse case management revenue was $2,355,322 and $1,735,772, respectively. The increase in nurse case management revenue of $619,550 was primarily the result of adding new customers during the third and fourth quarters of 2016 and increases in revenues from existing customers.

Other

Other fees consist of revenue derived from network access and claims repricing, lien representation, legal support services, Medicare set aside, and worker’s compensation carve-outs services.  Other fee revenue for the year ended December 31, 2017 decreased $191,965 to $352,275 when compared to the same period a year earlier.  The decrease of $191,965 was the result of decreases in revenues from network access and claims repricing of $233,783, legal support services of $7,046, lien representation services of $6,966 and worker’s compensation carve-outs services of $15,470, partially offset by increases in Medicare set aside revenues of $71,300. The decrease in network access and claims repricing revenues was primarily the result of the loss of a significant PPO network customer during the fourth quarter of 2016.

Expenses

Total expenses for the years ended December 31, 2017 and 2016, were $4,818,213 and $4,718,368, respectively.  The increase of $99,845 was the result of increases in bad debt, consulting fees, professional fees and outsource service fees.  These increases were partially offset by decreases in depreciation, salaries and wages, insurance, data maintenance expense and general and administration expenses.

Depreciation Expenses

During the twelve-month period ended December 31, 2017, we recorded depreciation expense of $75,729 compared to $84,700 during the comparable 2016 period.  The decrease in depreciation was primarily attributable to certain furniture, fixtures and computer equipment being fully depreciated during 2017.

Bad Debt

During the years ended December 31, 2017 and 2016, we recorded bad debt provisions of $30,500 and $13,500, respectively, to cover potential uncollectible receivables from various customers.  At December 31, 2017 and 2016, our allowances for bad debt balances were $60,150 and $64,150, respectively. The accrual for bad debt provision was higher in 2017, compared to 2016, primarily due to one major customer having uncollectable accounts receivables.

Consulting Fees

During the year ended December 31, 2017, consulting fees increased approximately 4%, $354,535 from $340,653 during 2016.  This increase of $13,882 was primarily the result of MMM hiring a consultant in August, 2017, who was converted to an employee in November, 2017.

Salaries and Wages

During the twelve months ended December 31, 2017, salaries and wages decreased by approximately 1%.  This decrease was primarily the result of lower levels of commission and deferred compensation expense, partially offset by additional staffing in nurse case management. As of December 31, 2017, and 2016, the Company employed 34 full-time employees and one part-time employee, and 37 full-time employees and one part-time employee, respectively.

Professional Fees

For the year ended December 31, 2017, we incurred professional fees of $352,625 compared to $328,943 during the same period in 2016. The 7% increase was primarily the result of increased fees paid to our medical director and higher fees for field case management services, partially offset by lower legal fees and other consulting fees.

Insurance

During 2017, we incurred insurance expenses of $328,276, a decrease of $10,959 when compared to 2016. We expect insurance fees to moderately increase starting in May of 2018.

Outsource Service Fees

 Outsource service fees consist of costs incurred by our subsidiaries in outsourcing utilization review, medical bill review and nurse case management services, and typically tends to increase and decrease in correspondence with increases and decreases in demand for those services.  We incurred $543,143 and $402,894 in outsource service fees during the twelve-month periods ended December 2017 and 2016, respectively.  The increase of $140,249 was primarily the result of increases in outsource services required for utilization review, Medicare set aside fees and field case management fees.  We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review and certain nurse case management services we provide in the future.

Data Maintenance

 During the year ended December 31, 2017 and 2016, we incurred data maintenance fees of $180,420, and $230,619, respectively.  The decrease of $50,199 was primarily the result of recording notification fees associated with the addition of a major HCO customer in the first quarter 2016, with a lower level of notification fees recorded for this same customer during the twelve-month period ended December 31, 2017.

General and Administrative

General and administrative expenses increased approximately 1% to $653,253 during the twelve months ended December 31, 2017, when compared to 2016. The decrease in general and administrative expense was primarily attributable to decreases in charitable contributions, auto expense, dues and subscriptions, equipment repair, office supplies, postage, office supplies, postage expense and vacation expense, partially offset by increases in employment agency fees, IT enhancement, license and permits, equipment rent, telephone, office rent and miscellaneous general and administrative expense.

Income from Operations

As a result of the 14% increase in total revenue during fiscal 2017, which was only partially offset by the 2% increase in total expenses, our income from operations increased 74% during the fiscal year ended December 31, 2017, when compared to the same fiscal period of 2016.

Other Expense

During fiscal 2017 and 2016, we realized zero other expense.

Income Tax Provision

Because we realized income from operations of $1,687,314 during the year ended December 31, 2017, compared to $969,328 during the year ended December 31, 2016, we realized a $320,329 or 80% increase in our income tax provision.

Net Income

During the year ended December 31, 2017, total revenues of $6,505,527 were higher by $817,831 when compared to the same period 2016.  This increase in total revenues was partially offset by increases in total expenses of $99,845, resulting in income from operations of $1,687,314, compared to income from operations of $969,328 during 2016.  We realized net income of $964,405 in 2017, compared to net income of $566,748 during 2016.  As discussed in this Annual Report on Form 10-K, the increases in revenues during fiscal 2017, primarily from two significant customers partially offset by decrease in revenue from one significant customers and the loss of a customer resulted in the net increase of revenues of 14%.

Liquidity and Capital Resources

We realized net income and an increase in cash during fiscal 2017.  As of December 31, 2017, we had cash on hand of $5,815,071 compared to $5,005,617 at December 31, 2016.  The $809,454 increase in cash on hand was primarily the result of net cash provided by our operating activities partially offset by cash used in investing activities.  Net cash provided by our operating activities was the result of realizing net income coupled with increase in the allowance for depreciation and amortization, accrued expenses, income tax payable and deferred rent, offset by increases in our account receivables and deferred tax assets and decreases in our bad debt provision and unearned revenues.  We used $16,666 in investing activities for purchases of computers, furniture and equipment.  Barring a significant downturn in the economy or the loss of major customers, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses over the next twelve months.

We currently have planned certain capital expenditures during 2017, to expand our IT capabilities.  We believe we have adequate capital on hand to cover these expenditures and do not anticipate this will require us to seek outside sources of funding.

We continue to investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We are also looking to expand our business into the insurance industry during 2018, but have not identified any suitable candidates or opportunity at the current time.  We anticipate an expansion or acquisition of this sort may require greater capital resources than we currently possess.  Should we need additional capital resources, we could seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining equity or debt financing when needed on favorable terms, or at all.  We could also use shares of our capital stock as consideration for a business acquisition transaction.

To increase public awareness of our business and the benefits we provide our employer/clients, we plan to engage a public relation firm during the second or third quarter of 2018.

Cash Flow

During the year ended December 31, 2017, cash was primarily used to fund operations.  We had net increases in cash of $809,454 and $1,170,693 during the years ended December 31, 2017 and 2016, respectively.  See below for additional, discussion and analysis of cash flow.

	December 31, 2017	December 31, 2016

Net cash provided by operating activities	$826,120	$1,206,240
Net cash (used in) investing activities	(16,666)	(42,485)
Net cash provided by financing activities	-	6,938
Net increase in cash	$809,454	$1,170,693

Net cash provided by operating activities was $826,120 and $1,206,239, in 2017 and 2016, respectively.  The increase of $826,120 in cash flow from operating activities is the result of realizing net income coupled with increase in depreciation, accrued expenses, income tax payable and deferred rent, offset by increases in our account receivables and deferred tax assets and decreases in our bad debt provision and unearned revenues.

Net cash used in investing activities was $16,666 and $42,485 in 2017 and 2016, respectively.  Net cash used in investing activities was lower by $25,819 in 2017 because of reduced purchases of computers, furniture and equipment.

We had no cash provided by financing activities in 2017.  By comparison, in 2016 we used $6,938 in financing activities to pay cash dividends totaling $2,062 and issued 1,000 shares of our Series A preferred stock for $9,000.  No Series A preferred stock was issued in 2017.

Summary of Material Contractual Commitments as of December 31, 2017

The following is a summary of our material contractual commitments as of December 31, 2017:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment(1)	$51,688	$20,675	$31,013	$-	$-
Office Leases(2)	1,093,603	253,343	768,901	71,359	-
Total Operating Leases	$1,145,291	$274,018	$799,914	$71,359	$-

(1)	In April 2017, we entered a 39-month operating lease for an office copy machine with monthly payments of $1,723.
(2)
In July 2015, we entered a 79-month lease to lease approximately 9,439 square feet of office space that commenced in September 2015.  This office space serves as our principal executive offices, as well as, the principal offices of our operating subsidiaries.

Off-Balance Sheet Financing Arrangements

As of December 31, 2017, we had no off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period.  Our estimates and assumptions affect our recognition of deferred expenses, bad debts, income taxes, the carrying value of our long-lived assets and our provision for certain contingencies.  These estimates require management to make difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We evaluate the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to our attention that may vary our outlook for the future.  Actual results may differ from these estimates under different assumptions.

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

Basis of Accounting — We used the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the period ended December 31, 2017.

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

Accounts Receivables and Bad Debt Allowance – In the normal course of business we extend credit to our customers on a short-term basis.  Although the credit risk associated with these customers is minimal, we routinely review our accounts receivable balances and makes provisions for doubtful accounts.  We age our receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, we charge off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At fiscal year ended 2017 and 2016, our bad debt reserve of $60,150 and $64,150, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2017 and 2016, are as follows:

	12/31/17	12/31/16
Customer A	2%	14%
Customer B	13%	7%
Customer C	5%	14%
Customer D	35%	7%

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This information is not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Douglas W. Child, CPA Cameron J. Pribble, CPA Ryan L. Steuart, CPA Natalie J. Murphy, CPA	PINNACLE ACCOUNTANCY GROUP OF UTAH a dba of Heaton & Company, PLLC Certified Public Accounts	Kristofer Heaton, CPA Cory J. Hunter, CPA Jared N. Stevens, MTax Conrad M. Smith, MBA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pacific Health Care Organization, Inc.
Newport Beach, CA

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pacific Health Care Organization, Inc. (the Company) as of December 31, 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since January 2018.

Pinnacle Accountancy Group of Utah
Farmington, Utah
April 2, 2018

Farmington Office: 1438 North Highway 89, Ste. 120 Farmington, UT 84025 (801) 447-9572	Ogden Office: 3590 Harrison Blvd. Ste. GL-2 Ogden, UT 84403 (801) 399-1183

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
515 SOUTH 400 EAST, SUITE 100
SALT LAKE CITY, UTAH  84111

(801) 328-2727     FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pacific Health Care Organization, Inc.
Newport Beach, CA

We have audited the accompanying consolidated balance sheet of Pacific Health Care Organization, Inc. as of December 31, 2016 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Health Care Organization, Inc. as of December 31, 2016 and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.
Salt Lake City, Utah
March 30, 2017

Pacific Health Care Organization, Inc.
 Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2017	2016
Current Assets
Cash	$5,815,071	$5,005,617
Accounts receivable, net of allowance of $60,150 and $64,150	1,041,242	849,648
Deferred tax assets	43,670	11,661
Prepaid expenses	166,782	136,862
Total current assets	7,066,765	6,003,788

Property and Equipment, net
Computer equipment	363,627	349,955
Furniture and fixtures	209,779	206,785
Office equipment	15,595	15,595
Total property and equipment	589,001	572,335
Less: accumulated depreciation and amortization	(422,024)	(346,295)
Net property and equipment	166,977	226,040
Other assets	26,788	26,788
Total assets	$7,260,530	$6,256,616

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$71,138	$101,294
Accrued expenses	255,205	253,367
Income tax payable	81,715	31,226
Dividends payable	56,923	56,923
Unearned revenue	38,357	38,748
Deferred rent expense	35,214	17,485
Total current liabilities	538,552	499,043

Total Liabilities	538,552	499,043

Commitments and Contingencies	-	-

Shareholder’s Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 10,000 shares designated as Series A preferred and 1,000 shares issued and outstanding at December 31, 2017 and 2016.	1	1
Common stock, $0.001 par value, 50,000,000 shares authorized, 800,000 shares issued and outstanding.	800	800
Additional paid-in capital	1,239,751	428,072
Deferred stock compensation	(811,679)	-
Retained earnings	6,293,105	5,328,700
Total stockholders’ equity	6,721,978	5,757,573

Total liabilities and stockholders’ equity	$7,260,530	$6,256,616

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Consolidated Statement of Operations

	Years Ended
	December 31,	December 31,
	2017	2016
Revenues
HCO fees	$1,618,323	$1,427,936
MPN fees	564,094	578,646
UR fees	1,022,770	775,610
MBR fees	592,743	625,492
NCM fees	2,355,322	1,735,772
Other	352,275	544,240
Total revenues	6,505,527	5,687,696

Expenses
Depreciation	75,729	84,700
Bad debt provision	30,500	13,500
Consulting fees	354,535	340,653
Salaries and wages	2,299,698	2,316,571
Professional fees	352,625	328,943
Insurance	328,276	339,235
Outsource service fees	543,143	402,894
Data maintenance	180,420	230,619
General and administrative	653,287	661,253

Total expenses	4,818,213	4,718,368

Income from operations	1,687,314	969,328

Other expense
Interest expense	-	-
Total other expense	-	-
Income before income tax provision	1,687,314	969,328

Income tax provision	722,909	402,580

Net income	$964,405	$566,748

Basic earnings per share:
Earnings per share amount	$1.21	$0.71
Basic common shares outstanding	800,000	800,000

Fully diluted earnings per share:
Earnings per share amount	$1.09	$0.71
Fully diluted common shares outstanding	886,000	801,000

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2017 and 2016

	Preferred Stock		Common Stock		Treasury Stock		Deferred Stock Compensation	Paid in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2016	-	$-	800,000	$800	8,269	$(254,057)	$(49,499)	$673,130	$4,761,952	$5,132,326

Net income for the year ended December 31, 2016	-	-	-	-	-	-	-	-	566,748	566,748

Rescission of treasury stock	-	-	-	-	(8,269)	254,057	-	(254,057)	-	-

Previous year’s adjustment to common stock	-	-	-	-	-	-	-	-	-	-

Vested employee stock grants	-	-	-	-	-	-	49,499	-	-	49,499

Issuance of Series A preferred stock	1,000	1	-	-	-	-	-	8,999	-	9,000

Balance December 31, 2016	1,000	$1	800,000	$800	-	-	$-	$428,072	$5,328,700	$5,757,573

Options granted at fair value	-	-	-	-	-	-	(811,679)	811,679	-	-

Net income for the year ended December 31, 2017	-	-	-	-	-	-	-	-	964,405	964,405

Balance December 31, 2017	1,000	$1	800,000	$800	-	$-	$(811,679)	$1,239,751	$6,293,105	$6,721,978

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017 and 2016

	2017	2016
Cash Flows from Operating Activities
Net income	$964,405	$566,748
Adjustments to reconcile net income to net cash:
Depreciation	75,729	84,700
Changes in operating assets and liabilities:
(Decrease) increase in bad debt provision	(4,000)	9,150
(Increase) decrease in accounts receivable	(187,594)	181,559
(Increase) decrease in deferred tax asset	(32,009)	23,635
Decrease in prepaid income tax	-	245,419
(Increase) in other assets	-	-
(Increase) in prepaid expenses	(29,920)	(70,662)
(Decrease) increase in accounts payable	(30,156)	37,729
Increase in accrued expenses	1,838	41,223
Increase in income tax payable	50,489	31,226
Increase in deferred rent expense	17,729	10,594
(Decrease) in unearned revenue	(391)	(4,580)
Decrease in deferred compensation	-	49,499
Net cash provided by operating activities	826,120	1,206,240

Cash Flows from Investing Activities
Purchase of furniture and equipment	(16,666)	(42,485)
Net cash used by investing activities	(16,666)	(42,485)

Cash Flows from Financing Activities
Issuance of Series A preferred stock	-	9,000
Issuance of cash dividends	-	(2,062)
Net cash provided by financing activities	-	6,938

Increase in cash	809,454	1,170,693

Cash at beginning of period	5,005,617	3,834,924
Cash at end of period	$5,815,071	$5,005,617

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes paid	$$704,429	$102,300

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

NOTE 1 – CORPORATE HISTORY

Pacific Health Care Organization, Inc. (the “Company”) is a specialty workers’ compensation managed care company providing a range of services principally to California employers and claims administrators.  The Company was incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., in January 2001.  In February 2001, the Company acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized in March 1994, in a share for share exchange.  Medex is a wholly-owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (“MPNs”) in the state of California.  In August 2001, we formed Industrial Resolutions Coalition, Inc. (“IRC”), a California corporation, as a wholly-owned subsidiary of PHCO.  IRC oversees and manages the Company’s Workers’ Compensation Carve-Outs services. In June 2010, the Company acquired Medex Legal Support, Inc. (“MLS”), a Nevada corporation incorporated in September 2009.  MLS offers lien representation services and Medicare Set Aside (“MSA”) services.  In February 2012, we incorporated Medex Medical Management, Inc., (“MMM”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMM is responsible for overseeing and managing nurse case management services. In March 2011, we incorporated Medex Managed Care, Inc. (“MMC”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMC oversees and manages the Company’s utilization review and managed bill review services.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company used the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the periods ended December 31, 2017 and 2016.

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
Years Ended December 31, 2017 and 2016

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

	For the Years Ended December 31,
	2017	2016
Basic Earnings per share:
Income (numerator)	$964,405	$566,748
Shares (denominator)	800,000	800,000
Per share amount	$1.21	$0.71
Fully Diluted Earnings per share:
Income (numerator)	$964,405	$566,748
Shares (denominator)	886,000	801,000
Per share amount	$1.09	$0.71

F.    Depreciation

The cost of property and equipment is depreciated over the estimated useful lives of the related assets.  The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets or the estimated lives of the assets.  Depreciation is computed on the straight-line method which is five years for computer equipment, office equipment, and furniture and fixtures, respectively.

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

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

L.    Capital Structure

The Company has two classes of stock. The Articles of Incorporation of the Company, as amended, authorize 5,000,000 shares of $0.001 par value preferred stock, which may be issued in one or more series, with designation, rights and privileges of such preferred stock to be set by the board of directors of the Company from time to time.  On November 21, 2016, the board of directors of the Company approved a Certificate of Designation of Rights, Privileges and Preferences of Series A preferred stock and authorized the Company’s officers to file such with the Utah Division of Corporations and Commercial Code to create the Series A preferred stock.  The Series A preferred stock has a par value of $0.001 and consists of 10,000 shares.  The holders of Series A preferred stock are entitled to vote with the common stock holders on all matters brought for approval of the common stock holders.  In connection with any such matter, each outstanding share of Series A preferred stock is entitled to 20,000 votes of common stock of the Company.  In the event of a liquidation, dissolution or winding up of the Company, the Series A preferred stock shall rank in parity with the Company’s common stock.  Holders of Series A preferred stock are entitled to receive dividends, when, as and if declared by the board of directors.  The Series A preferred stock shall rank in parity with the Company’s common stock as to any dividends.  As of December 31, 2017, and 2016, 1,000 shares of the Series A preferred stock were outstanding.

The Company also has voting common stock of 50,000,000 shares authorized at December 31, 2017 and 2016, 800,000 shares issued and outstanding and 800,000 shares issued and 800,000 outstanding net of treasury shares, respectively. The Company purchased no shares of treasury stock at cost during fiscal 2017 and 2016, respectively. During 2016, the Company retired 8,269 shares of treasury stock.  As of December 31, 2017, and 2016, the Company paid dividends of $0 and $2,062, respectively.  As of December 31, 2017, and 2016, the Company accrued and recorded dividend payables on the balance sheet of $56,923 and $56,923, respectively.  No dividends were paid prior to 2015.

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

M.   Share Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with statement of ASC Topic 718, “Compensation – Stock Compensation” which requires that equity-based payments (to the extent they are compensatory) be recognized in its consolidated statements of operations based on their fair value.

The Company calculates share-based compensation using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of subjective assumptions including the expected stock price volatility.  For the years ended December 31, 2017 and 2016, the Company recorded $0 and $49,499, respectively, in share-based employee compensation.  This compensation cost is included in the salaries and wages expense in the accompanying consolidated statements of operations.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

N.    Trade Receivables

In the normal course of business, the Company extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition.

Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. At fiscal year-end 2017 and 2016, the Company’s bad debt reserve of $60,150 and $64,150, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2017 and 2016, are as follows:

	12/31/17	12/31/16
Customer A	2%	14%
Customer B	13%	7%
Customer C	5%	14%
Customer D	35%	7%

O.    Significant Customers

The Company provides services to insurers, third party administrators, self-administered employers, municipalities and other industries.  The Company can provide a full range of services to virtually any size employer in the state of California.  The Company is also able to provide UR, MBR and NCM services both inside and outside the state of California.

P.    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  Such reclassifications have had no effect on the financial position, operations or cash flows for the period ended December 31, 2017.

Q.    Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, ASU 2014-09 was issued related to revenue from contracts with customers. The ASU was further amended in August 2015, March 2016, April 2016, and May 2016 by ASU 2015-14, 2016-08, 2016-10 and 2016- 12. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.

In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 31, 2017, and will be applied retrospectively. Early adoption is not permitted.  The Company has completed its assessment of the impact of the new revenue standard on its financial position and believes the new standard will not have a material impact.  ASU 2014-09 provides presentation and disclosure requirements which are more detailed than under current GAAP.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) intended to improve financial reporting around leasing transactions. The ASU will require organizations that lease assets - referred to as “lessees”- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company is currently evaluating the potential impact that the adoption of ASU No. 2016-02 may have on its financial statements.

In August 2016, ASC guidance was issued to amend the classification of certain cash receipts and cash payments in the statement of cash flows.  The new guidance is effective for the Company’s fiscal year and interim periods beginning after December 15, 2017.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating this guidance and the impact on its financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 4 – FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases more than $1,000 per item.  Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation which is five years for computer equipment, office equipment, and furniture and fixtures. Scheduled below are the assets, costs and accumulated depreciation at December 31, 2017 and 2016.

	Cost		Accumulated Depreciation and Amortization
Assets	December 31, 2017	December 31, 2016	December 31, 2017(1)	December 31, 2016
Computer equipment	$363,627	$349,955	$274,746	$224,143
Furniture and fixtures	209,779	206,785	132,816	107,838
Office equipment	15,595	15,595	14,462	14,314
Totals	$589,001	$572,335	$422,024	$346,295

(1)	Depreciation and amortization expense for the years ended December 31, 2017 and 2016, totaled $75,729 and $84,700, respectively.

NOTE 5 – INCOME TAXES

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes.” FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision for the years ended December 31, 2017 and 2016, consisted of the following:

	2017	2016
Current
Federal	$609,505	$286,985
State	145,414	91,960
Deferred
Federal	(23,998)	29,776
State	(8,012)	(6,141)
Total tax provision	$722,909	$402,580

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2017 and December 31, 2016, are as follows:

	2017	2016

Depreciation
Federal	$(31,665)	$(69,125)
State	(14,628)	(19,779)
Reserve for bad debts
Federal	9,992	18,303
State	4,616	5,263
State tax deductions	30,050	28,416
Compensated absences accrual
Federal	30,989	37,775
State	14,316	10,808

Net deferred tax asset	$43,670	$11,661

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2017	2016

Expense at federal statutory rate of 34%	$573,687	$329,572
State tax effects	108,585	56,447
Non-deductible expenses	12,795	11,528
Effects of rate change	24,194	0
Other items	3,648	5,033
Income tax provision	$722,909	$402,580

The substantial reduction in our future effective federal tax rate was primarily a result of recently signed into law Tax Cuts and Jobs Act (the “New Tax Law”), which will reduce our statutory tax rate from 34.0% to 21.0%. This decrease in future tax rate resulted in our recognition of $24,194 in deferred tax expense due to the revaluation of our DTA.
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

The Company follows the interpretations of the FASB, which establishes a single model to address accounting for uncertain tax positions.  The interpretations clarify the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provide guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2017, the Company had no accrued interest or penalties. The years 2015, 2016 and 2017 are still open for examination by the Internal Revenue Service.

NOTE 6 – CONTRACTUAL COMMITMENTS

In April 2017, we entered a 39-month operating lease for an office copy machine with monthly payments at $1,723.

In July 2015, the Company entered a new 79-month office lease that commenced on September 28, 2015.  The lease provides for approximately 9,439 square feet of office space.  This office space serves as the principal executive offices of the Company, as well as, the principal offices of the Company’s operating subsidiaries, Medex, IRC, MLS, MMM and MMC.

Following is the base annual rent payment schedule for the Company’s office lease:

Rent Period	Annual Rent Payment
Jan. 1 to Dec. 31, 2018	253,343
Jan. 1 to Dec. 31, 2019	240,411
Jan. 1 to Dec. 31, 2020	271,466
Jan. 1 to Dec. 31, 2021	257,024
Jan. 1 to Mar. 31, 2022	71,359
Total	$1,093,603

Rent expense for office space for the years ended December 31, 2017 and December 31, 2016, was $227,627 and $240,492, respectively.

NOTE 7 – ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:

	2017	2016

Salaries and wages	$43,262	$45,943
Compensated absences	157,286	131,645
Legal fees	500	2,500
Accounting fees	36,584	38,222
Loss on settlement	-	-
Sales commissions	17,169	34,790
Bonus	-	492
Other	404	(225)
Total	$255,205	$253,367

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

NOTE 8 – EQUITY INCENTIVE AWARDS

2002 Stock Option Plan

The PHCO 2002 Stock Option Plan (the “2002 Plan”) provides for the grant of options to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.   Options are exercisable six months after the grant date and expire five years from the grant date.  The 2002 Plan calls for a total of 50,000 shares to be held for grant.  The 2002 Plan will remain effective until such time as no further awards may be granted and all awards granted under the 2002 Plan are no longer outstanding unless earlier terminated by the Company’s board of directors.

2005 Stock Option Plan

The Pacific Health Care Organization, Inc., 2005 Stock Option Plan (the “2005 Plan”) provides for the grant of Company securities, including options, warrants and restricted stock to officers, directors, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than fair market value as of the date of the grant.  Options are exercisable six months after the grant date and expire five years from the grant date.  The 2005 Plan permits the granting of up to 50,000 common shares of the Company.  The 2005 Plan will remain effective until such time as no further awards may be granted and all awards granted under the 2005 Plan are no longer outstanding unless earlier terminated by the Company’s board of directors.  Notwithstanding the foregoing, the Company may no longer make awards of “incentive stock options”, as that term is used in Section 422 of the Internal Revenue Code, under the 2005 Plan.

2018 Equity Incentive Plan

As disclosed in the Definitive Information on Schedule 14C (the “Information Statement”) which the Company filed with the Commission on March 6, 2018 and mailed to its shareholders on or before March 14, 2018, on February 8, 2018, the Company’s board of directors approved and adopted the Pacific Health Care Organization, Inc. 2018 Equity Incentive Plan (the “2018 Plan”).  On February 21, Mr. Kubota, the holder of approximately 60.8% of the Company’s issued and outstanding common stock, and 100% of its issued and outstanding Series A preferred stock, which votes together with its common stock as a single class on all matters submitted to a vote of the holders of its common stock delivered a written consent approving and adopting the 2018 Plan.  The Plan provides that it will become effective on the date immediately following the effective date of the forward split of our outstanding common stock.  The forward split is currently scheduled to occur on April 5, 2018.  Barring any delay in the effective date of the forward split, the 2018 Plan will become effective on April 6, 2018.

The 2018 Plan permits the granting of 2,000,000 shares of common stock.  Because the 2018 Plan does not become effective until after the forward split, the forward split will not change the number of shares available for grant under the 2018 Plan.  The 2018 Plan provides for grants of equity incentive compensation to our employees and consultants and such other individuals as we reasonably expect to become employees or consultants.  The 2018 Plan allows for awards of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, and other equity-based awards.  The Plan will terminate automatically on the tenth anniversary of the date it becomes effective. No awards or grants have been awarded or granted under the 2018 Plan.

Restricted Stock Awards

On December 31, 2015, under the 2005 Plan, the Company made awarded restricted stock grants of 5,928 shares of its common stock to ten employees. The grants vested one year from the date of grant and were subject to forfeiture should the recipient terminate his employment or its consulting agreement with the Company prior to vesting.  The restricted stock grants were valued at $8.35 per share, the closing price of the Company’s common stock on the December 31, 2015, grant date.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

During the years ended December 31, 2017 and 2016, no restricted stock grants were awarded.  During the year ended December 31, 2017, no restricted stock grants vested, and no compensation expense related to restricted stock awards was recognized.  During the year ended December 31, 2016, 5,928 shares of restricted stock awards vested.  The compensation expense related to these restricted stock awards was $49,499 during the year ended December 31, 2016.  The following table summarizes activity for the Company’s restricted stock grants outstanding during the years ended December 31, 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2015	5,928	$8.35
Granted	-	-
Vested	5,928	$8.35
Award forfeited/canceled	-	-
Outstanding as of December 31, 2016	-	-
Granted	-	-
Vested	-	-
Award forfeited/canceled	-	-
Outstanding as of December 31, 2017	-	-

Stock Options

On August 17, 2017, the Company awarded options to purchase 85,000 of Company common stock, including options to 47,250 shares under the 2002 Plan and options to purchase 39,250 shares under the 2005 Plan to Company employees and consultants. The options have an exercise price of $15.00 per share and are exercisable upon vesting for a period of five years from the date of grant.  Vesting of the options is contingent upon continuous employment with the Company or one or more of its subsidiaries until the one-year anniversary of the date of grant, except in the event of death or disability of the option holder.  If the option holder’s employment with the Company terminates by reason of death or disability prior to vesting, his or her options will continue to vest as provided in the option grant agreement.  There is no acceleration of the exercisability provisions of the options in the event of death or disability of the option holder. No securities were awarded under the 2002 Plan or the 2005 Plan during 2016.  The following table summarizes activity for the Company’s stock options outstanding (all of which are non-vested) during the years ended December 31, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2015	-	-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2016	-	-	-
Granted	85,000	$15.00	$9.55
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2017	85,000	$15.00	$9.55

Because none of the outstanding options vest until August 2018, no stock-based compensation in connection with the stock options was recorded in the Company’s results of operations in accordance with ASC 718 for the years ended December 31, 2017 and 2016.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model was calculated using the following assumptions:

Year ended December 31, 2017

Risk-free interest rate	1.76%
Expected dividend yield	0.0%
Expected volatility factor	79.58%
Expected life of option (years)	5

The weighted-average fair value of stock options granted during the years ended December 31, 2017 and 2016, was $9.55 and $0, respectively.

The unvested fair value of options outstanding at December 31, 2017 and recorded in deferred compensation is $ 811,679.

The following table summarizes information about the Company’ stock options outstanding at December 31, 2017:

Vested or Expected to Vest				Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Exercise Price (per Share)	Weighted Average Contractual Life (years)	Number of Options	Weighted Average Exercise Price (per Share)

$15.00	85,000	$15,00	4.63	-	$-

The weighted-average remaining contractual life for options exercisable at December 31, 2017 is 4.63 years.

At December 31, 2017 the Company had an aggregate of 89,822 shares of common stock reserved under the 2002 Plan and the 2005 Plan, including 85,000 shares reserved to cover the exercise of currently outstanding unvested options and 4,822 shares of common stock reserved for granting of additional equity compensation.

The aggregate intrinsic value for fully vested, exercisable options was $0 at both December 31, 2017 and 2016, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2017 and 2016 was $0 for both years as no options were exercised. The actual tax benefit realized from stock option exercises during the years ended December 31, 2017 and 2016 were $0 for both years as no options were exercised in either year.

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

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

NOTE 10 – BENEFITS AND OTHER COMPENSATION

The Company offers a 401(k)-profit sharing plan for employees who meet the eligibility requirements. Pursuant to the plan, we may make discretionary matching contributions and/or discretionary profit sharing contributions to the plan.  All such contributions must comply with federal pension laws, non-discrimination requirements and the terms of the plan.  In determining whether to make a discretionary contribution, the board of directors would evaluate current and prospects and management’s desire to reward and retain employees and attract new employees.  To date, the Company has never made matching contributions and/or discretionary profit sharing contributions to any plan.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.  This evaluation was based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on this evaluation under the framework in the Internal Control – Integrated Framework (2013), our management, including our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting is effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and directors, their ages, and all offices and positions they hold with the Company as of March 16, 2018.  There is no agreement or understanding between the Company or any other person and any director or executive officer pursuant to which he or she was selected as a director or executive officer.

Name	Age	Positions with the Company	Director Since	Executive Officer Since

Tom Kubota	78	Chief Executive Officer, President and Chairman of the Board of Directors	Sept. 2000	Sept. 2000

Fred Odaka	81	Chief Financial Officer and Secretary		Aug. 2008

David Wang	55	Director	Nov. 2007

Stacy Hadley	50	Director	Nov. 2016

Günter Soraperra	58	Director	Nov. 2016

Lauren Kubota	35	Director	Feb. 2018

Kristina Kubota	33	Director	Feb. 2018

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
David Wang.  Mr. Wang has been serving as the Co-CEO of Hacknowledge, LLC since 2018.  Hacknowledge is a cybersecurity company that offers a MDR (Managed Detection and Response) solution.  Mr. Wang is responsible for day-to-day operations of the company with a current focus on business development, marketing and sales. Mr. Wang served as a managing member of Reef Capital Management, LLC from late 2013 to 2017.  He was responsible for managing a fund that was created to generate long-term cash flow to investors by investing primarily in drilling and development of oil projects. Prior to joining Reef Capital Management, from 2010, Mr. Wang was a consultant to high tech companies.  He assisted a cloud computing company expand its coverage outside of Asia and assisted a cell phone manufacture explore a joint venture with a manufacturer in Brazil to build low cost smart phones and tablets utilizing various government tax incentives.  Mr. Wang earned a BS in Computer Science/ Mathematics from the University of California, Los Angeles (UCLA) in 1985. He earned an MBA degree with an emphasis in Financial and Entrepreneurial Studies from the Anderson School at UCLA in 2000. Mr. Wang is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant. In concluding that Mr. Wang was an appropriate candidate to serve on the Company’s board of directors, the board considered his education background, his experience in entrepreneurial business enterprises and his favorable history of attracting venture capital funds through his established contacts in the investment banking community.

Stacy Hadley.   Mrs. Hadley has over 20 years of accounting and audit experience.  She has been employed with Now CFO, a provider of outsourced accounting and financial solutions, since September 2015. Mrs. Hadley is currently a Partner at Now CFO. She is currently responsible for overseeing the operations of company’s Houston, Texas office and is serving as the CFO and Controller for various companies.  From November 2014 to September 2015, Mrs. Hadley was employed by Harman International as a Compliance and Financial Consultant where, among other things, she oversaw compliance reporting of four business units and divisional shared services, worked with finance directors to implement and document internal control testing, and documented procedures to ensure adherence with company policies and internal controls. From December 2012 to November 2014, Mrs. Hadley served as the Controller for Dalbo Holdings where she was responsible for general ledger accounting, analyzing and reconciling accounts and records for service lines, verifying revenues, expenses and other accounting functions.  Mrs. Hadley received licensure as a Certified Public Accountant in July 2014. Mrs. Hadley received a Bachelor of Science Degree in Accounting and a Master’s Degree in Accounting from Weber State University, Utah in 2010 and 2012, respectively. During the past five years Mrs. Hadley has not served, and she does not currently serve, as a director of any other SEC registrant or any registered investment company. The board of directors considered Mrs. Hadley’s years of accounting and auditing experience both with accounting firms, and in-house with several different employers, as well as her educational background and her CPA licensure in concluding that she is qualified to serve on the Company’s board of directors.

Günter Soraperra.   Mr. Soraperra has served as the Chief Executive Officer of Traunkristall Design since 2000. Traunkristall specializes in the design, production, and sale of high-end hand-made crystal products and has business activities in more than 25 countries. Among other things, Mr. Soraperra is responsible for setting strategy and direction, allocation of capital, and overseeing sales and marketing at Traunkristall. Mr. Soraperra received a Master of Business Administration degree from the University of Graz, Austria in 1990. Over the past fifteen years Mr. Soraperra has also served as a Senior Vice President of a private Swiss investment group responsible for coordinating international activities, financing and mergers and acquisitions. He has also served on the advisory boards of various international companies. In the past five years Mr. Soraperra has not served, and he does not currently serve, as a director of any other SEC registrant or any registered investment company. In concluding that Mr. Soraperra was qualified to serve on the Company’s board of directors, the board considered Mr. Soraperra’s years of strategy, management, finance and operational experience.

Lauren Kubota.  Ms. Kubota joined Medex Healthcare as a Quality Assurance Auditor in June 2014.  Since joining Medex Healthcare, she has also served as an Interim Lien Defense Unit Manager, and is currently serving as a Senior Account Manager, Human Resource Manager and Chief Privacy Officer.  In these capacities, Ms. Kubota has been responsible for developing and auditing policies and procedures, human resource matters and directing risk management activities.  She has also developed and implemented numerous initiatives in customer service, vendor management, quality assurance, legal compliance, sales and marketing.  Prior to joining Medex Healthcare, from June 2013 to November 2013 she worked as a Private Program Instructor for AcerLogic Educational Services preparing high school students for SAT testing.  From March 2012 to January 2013, Ms. Kubota was employed as an Associate Attorney with the law firm of Smith Patten, LLP, where she rendered legal services in employment matters and participated in litigation and dispute resolution. Ms. Kubota earned a Juris Doctorate Degree from the University of California, Hastings College of Law in 2011, and a Bachelor of Arts degree in Political Science from the University of California, San Diego in 2005.  Ms. Kubota is not currently, nor has she in the past five years been, a nominee or director of any other SEC registrant.  The board considered Ms. Kubota’s educational background and legal experience, as well as her experience and knowledge of the operations of Medex Healthcare, in deciding that she is a suitable candidate to serve on the Board.

Kristina Kubota.  Ms. Kubota joined Medex Healthcare as a Quality Assurance Auditor in January 2014.  As a Quality Assurance Auditor, Ms. Kubota was responsible for developing and auditing policies and procedures, developing and implementing data analyses and reporting capabilities that optimize statistical efficiency and quality. She has also developed and implemented policies and procedures which resulted in Medex Managed Care receiving full accreditation for Workers’ Compensation Utilization Review Management from the Utilization Review Accreditation Commission (“URAC”).  Ms. Kubota was promoted to the position of Controller of Pacific Health Care Organization, Inc. in November 2017.  Prior to joining Medex Healthcare, from June 2010 to January 2014, Ms. Kubota served as a personal assistant for the CEO of Norm’s Restaurant providing administrative support. Ms. Kubota earned a Bachelor of Arts degree in Finance from California State University, Northridge in 2012.  Ms. Kubota is not currently, nor has she in the past five years been, a nominee or director of any other SEC registrant.  In determining that Ms. Kubota was a suitable candidate to serve on the Board, the Board considered her educational background, URAC accreditation and financial and accounting experience, including her knowledge of data and statistical analytics skills.

Family Relationships

Lauren Kubota and Kristina Kubota are sisters and are daughters of Tom Kubota.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file with the Commission reports of beneficial ownership and changes in beneficial ownership.  These persons are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations that no other reports were required during the fiscal year ended December 31, 2017, we believe that all reports required to be filed under Section 16(a) were filed on a timely basis.

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

While we do not currently have a standing audit committee, our board of directors believes that were it to establish an audit committee, Mrs. Hadley would qualify as an independent director and possesses the attributes necessary to be considered an “audit committee financial expert” under the rules adopted by the Commission pursuant to the Sarbanes-Oxley Act of 2002.

Procedures for Security Holders to Nominate Candidate to the Board of Directors

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since March 30, 2012, the date we last provided information with regard to our director nomination process.

ITEM 11.  EXECUTIVE COMPENSATION

The table below summarizes compensation paid to or earned by our named executive officers (“NEOs”) for the years ended December 31, 2017 and 2016.  No other executive officer of the Company had total compensation of $100,000 or more during the year ended December 31, 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards(1) ($)	All Other Compensation ($)		Total ($)
Tom Kubota	2017	174,182	-	477,500	8,205	(2)	659.887
Chief Executive Officer,	2016	178,814	-	-	16,777	(3)	195,591
President and Director

Fred Odaka	2017	104,509	-	105,050	7,868	(4)	217,427
Chief Financial Officer	2016	102,572	-	-	10,832	(5)	113,404

(1)    The amounts reported in this table do not reflect actual amounts paid in cash to or value realized by the NEO. Rather, the amounts represent the grant date fair value of equity awards made to the NEO. Grant date fair value of equity awards is computed in accordance with ASC Topic 718 Compensation-Stock Compensation.  For a discussion of the assumptions and methodologies used to calculate grant date fair value please refer to Note 8 of the financial statements to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  These awards are non-vested and subject to forfeiture if the vesting conditions are not satisfied.
(2)    Reflects health insurance premiums, auto expenses, and director’s fees of $4,475, $1,330, and $2,400, respectively.
(3)    Reflects health insurance premiums, auto expenses and director’s fees of $4,181, $7,796 and $4,800, respectively.
(4)    Reflects health insurance premiums and fees for attending board meetings of $5,468 and $2,400, respectively.
(5)    Reflects health insurance premiums and fees for attending board meetings of $6,032 and $4,800, respectively.

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

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our NEOs.  The base salary for each NEO is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between us and the NEO.  We also take into consideration the individual’s past performance, experience and expertise we need and local market and labor conditions.  Changes to base salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance of the Company, economic condition and local market and labor conditions.  The board did not extend annual base salary increases to Mr. Kubota or Mr. Odaka during the year ended December 31, 2017.

Non-Equity Incentive Compensation

From time to time we may make cash awards to our employees, including the NEOs.  Such awards may be designed to incentivize employees over a specified period of time pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established.  In the event this type of cash award is made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.”   The criteria for earning non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established.  Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan.  Our board of directors did not establish a non-equity incentive compensation plan during the years ended December 31, 2017 or 2016, and no non-equity incentive compensation was awarded during these years.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded.  Such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.”

During the years ended December 31, 2017 and 2016 no bonuses were awarded to employees or consultants by the Company, including our NEOs.  The board of directors was under no contractual or other obligation to award cash bonuses.

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

In recognition that Mr. Kubota and Mr. Odaka agreed to temporarily reduce their annual base salaries 10% in April 2016, and have not received a base salary increase since that time, and in recognition of the performance of the Company since that time, on August 17, 2017, the board of directors awarded non-qualified stock options to Mr. Kubota and Mr. Odaka to purchase 50,000 common shares and 11,000 common shares, respectively.  The options vest one year from the date of grant and are subject to forfeiture should the option holder not remain continuously employed with us from the grant date to the one-year anniversary of the grant date.  The options become exercisable upon vesting and expire on August 17, 2022.  The exercise price of the options is $15.00 per share.

Our board of directors has no obligation to  award equity incentive compensation.  That does not mean the board of directors may not, as it deems appropriate, award equity incentive compensation when it deems such to be appropriate in the future.

Benefits and Other Compensation

We currently provide health care benefits, including medical, vision and dental insurance, subject to certain deductibles and co-payments to its full-time employees.  We also provide for paid time off (“PTO”), which includes vacation, sick leave and other out-of-the-office time and is accrued and paid in accordance with our PTO policy.  We may also provide group life and disability insurance to employees who are eligible to participate in such programs.

We offer a 401(k)-profit sharing plan for employees who meet the eligibility requirements. Pursuant to the plan, we may make discretionary matching contributions and/or discretionary profit sharing contributions to the plan.  All such contributions must comply with federal pension laws, non-discrimination requirements and the terms of the plan.  In determining whether to make a discretionary contribution, the board of directors would evaluate current and prospects and management’s desire to reward and retain employees and attract new employees.  To date, we have never made matching contributions and/or discretionary profit sharing contributions to any plan.

Other than the foregoing, we do not offer any retirement or other benefit plans to our employees, including our NEOs, now, however, the board of directors may adopt plans as it deems to be reasonable under the circumstances.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding equity awards held by our NEOs as of December 31, 2017.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Tom Kubota	-	50,000	-	15.00	08/17/2022
Fred Odaka	-	11,000	-	15.00	08/17/2022

(1)          These options were granted on August 17, 2017, and vest on the one-year anniversary of the grant date.   Vesting of the options is contingent upon the holder’s continuous employment with the Company from the grant date to the date of vesting.  The options are not exercisable until they vest.

None of our NEOs exercised any stock options or had any stock vest related to grants made in connection with their employment during the year ended December 31, 2017.

DIRECTOR COMPENSATION

We offer cash compensation to attract and retain candidates to serve on our board of directors.

Meeting Fees

All directors receive a fee of $1,200 per meeting for each meeting attended either in person or telephonically.  Additionally, all directors are paid $1,000 for attendance at the annual meeting of stockholders, plus airfare and hotel expense.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our directors, and we did not award any equity compensation to any of our directors during the year ended December 31, 2017.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors for services on our board during the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation($)		Total ($)
Tom Kubota	2,400	657,487	(1)	659,887

David Wang	2,400	-		2,400

Günter Soraperra(2)	2,400	-		2,400

Stacy Hadley(2)	2,400	-		2,400

(1)	Mr. Kubota is employed as the Company’s chief executive officer and President. For details regarding All Other Compensation paid to Mr. Kubota, please see “Summary Compensation Table” above.
(2)	Mr. Soraperra and Mrs. Hadley were appointed to fill vacancies on the board of directors on November 7, 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 16, 2018:

•	each person known to us to beneficially own more than 5% of our common stock or Series A preferred stock;
•	each of our named executive officers;
•	each member of our board of directors; and
•	all our directors and executive officers as a group.

On March 16, 2018, there were 800,000 shares of common stock issued and outstanding and 1,000 shares of Series A preferred stock issued and outstanding.  Following the effective date of the Forward Split, which is expected to occur on April 5, 2018, there will be approximately 3,200,000 shares of our common stock and 4,000 shares of or Series A preferred stock issued and outstanding.

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

Unless otherwise indicated, the address of each person or entity named in the table is 1201 Dove Street, Suite 300, Newport Beach, California 92660.

	Common Stock Beneficially Owned(1)		Series A Preferred Stock Beneficially Owned(2)
Name of Beneficial Owner	Number	%	Number	%

Directors and Named Executive Officers:
Tom Kubota(3)	487,000	60.9%	1,000	100%
Fred Odaka(4)	750	* %	--	--%
Stacy Hadley	--	--%	--	--%
Gunter Soraperra	--	--%	--	--%
David Wang	--	--%	--	--%
Lauren Kubota(3)(4)	500	* %	--	--%
Kristina Kubota(3)(4)	500	* %	--	--%

All directors and executive officers as a group (7 persons)	488,750	61.1%	1,000	100%

5% Shareholders:
Donald P. Balzano(4)(5)	54,915	6.9%	--	--%
5422 Michelle Drive
Torrance, CA 90503
Bruce and Sarah Everakes(6)	40,101	5.0%	--	--%
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

(3)
Mr. Kubota holds the shares in the Tom Kubota Revocable Trust of 2013 (the “Trust”).  Mr. Kubota is the sole Trustee and settlor of the Trust.  As such he may be deemed to have voting and/or investment power over the shares held by the Trust and therefore may be deemed to be the beneficial owner of those shares.  Kristina Kubota and Lauren Kubota are currently beneficiaries of the Trust.  As the Trust is revocable, Mr. Kubota could revoke the Trust or change its beneficiaries at any time. Kristina Kubota and Lauren Kubota have no voting or investment power over the shares held by the Trust.  If Mr. Kubota is unable or unwilling to serve in the office of Trustee, the Trust documents currently provide that Kristina Kubota and Lauren Kubota would serve as successor co-trustees of the Trust.

(4)
Mr. Kubota holds unvested stock options to purchase an additional 50,000 shares of our common stock at a price of $15.00 per share and Mr. Odaka and Mr. Balzano each individually hold unvested stock options to purchase an additional 11,000 shares of our common stock at a price of $15.00 per share.  Kristina Kubota and Lauren Kubota each individually hold unvested options to purchase 1,000 shares of our common stock at a price of $15.00 per share.  These stock options do not vest or become exercisable until August 17, 2018 and are contingent upon remaining continuously employed or retained by the Company until August 17, 2018.  Consistent with SEC Rule 13d-3(d)(1) because these options may not be exercised within 60 days, they are not reflected in this table.

(5)	Mr. Balzano is a Company consultant and serves as the president of our wholly-owned subsidiaries Industrial Resolutions Coalition, Inc. and Medex Legal Support, Inc.
(6)	Based solely on the Schedule 13G filed by Bruce Everakes on October 2, 2015.

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	85,000	$0.00	4,822
Equity compensation plans not approved by security holders	0	$0.00	-0-
Total	85,000	$0.00	4,822

The Company’s 2002 Plan and 2005 Plan each provide that in the event of a stock split, the number of shares reserved for issuance under such Plan and any option awards outstanding under such Plan shall be adjusted as to exercise price and number of sharesto reflect such stock split.  The Forward Split is expected to take effect on April 5, 2018.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed in Item 11 Executive Compensation, during the years ended December 31, 2017 and 2016, we did not engage in transactions with related persons (as defined by Rule 404 of Regulation S-K (Instructions to Item 404(a)) that exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two fiscal years in which any such related person had or will have a direct or indirect material interest.

Director Independence

The board has determined that as of date of this Annual Report on Form 10-K, that Mrs. Hadley, Mr. Soraperra and Mr. Wang would qualify as “independent directors” as that term is defined in the listing standards of the NYSE American.  Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  In addition, as further required by the NYSE American listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firms during the years ended December 31, 2017 and 2016, in each of the following categories, were as follows:

	2017	2016

Audit	$55,997	$57,011
Audit related	-0-	-0-
Tax	-0-	-0-
All other	-0-	-0-

Total	$55,997	$57,011

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

The board of directors has determined that the provision of services by Pinnacle Accountancy Group of Utah, described above are compatible with maintaining their independence as our independent registered public accounting firm.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements of the registrant are included in response to Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm – Pinnacle Accountancy Group of Utah dated April 2, 2018.

Report of Independent Registered Public Accounting Firm – Pritchett Siler & Hardy, P.C. dated March 30, 2017.

Consolidated Balance Sheets as of December 31, 2017 and 2016.

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2016.

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016.

Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

(a)(3) Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation and Amendments thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(3)
3.5	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(3)
3.6	Certificate of Designation of Rights, Privileges and Preferences of Series A Preferred Stock(4)
3.7	Articles of Amendment to Articles of Incorporation to effect a 4 shares for 1 share forward split(9)
4.1	Pacific Health Care Organization, Inc., 2002 Stock Option Plan(1)+
4.2	Pacific Health Care Organization, Inc., 2005 Stock Option Plan(5)+
4.3	Pacific Health Care Organization, Inc. 2018 Equity Incentive Plan(10)+
10.1	Employment Agreement, dated February 1, 2013, between Pacific Health Care Organization, Inc. and Fred Odaka(6)+
10.2	Form of Restricted Stock Grant Agreement(7)+
14.1	Code of Ethics(8)
21.1	List of Subsidiaries*
23.1	Consent of Pinnacle Accountancy Group of Utah – Independent Registered Public Accounting Firm dated April 2, 2018*
23.2	Consent of Pritchett, Siler & Hardy, P.C. – Independent Registered Public Accounting Firm dated April 2, 2018*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from Pacific Health Care Organization, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.*

+	Indicates management contract, compensatory plan or arrangement of the Company.
*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on September 19, 2002.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A-2 as filed with the Commission on July 13, 2004.
(3)	Incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on March 13, 2008.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on November 22, 2016.
(5)	Incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on October 21, 2005.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed with the Commission on April 1, 2013.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed with the Commission on March 30, 2016.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB as filed with the Commission on April 17, 2007.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on March 27, 2018.
(10)	Incorporated by reference to Registrant’s Definitive Information Statement on Schedule 14C as filed with the Commission on March 6, 2018.

(b) Exhibits:

See Item 15(a) (3) above.

(c) Financial Statement Schedules:

See Item 15(a) (2) above.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: April 2, 2018	By:	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Tom Kubota	Chief Executive Officer, President and Director	April 2, 2018
Tom Kubota

/s/ Fred U. Odaka	Chief Financial Officer	April 2, 2018
Fred U. Odaka

/s/ David Wang	Director	April 2, 2018
David Wang

/s/ Stacy Hadley	Director	April 2, 2018
Stacy Hadley

/s/ Günter Soraperra	Director	April 2, 2018
Günter Soraperra

/s/ Lauren Kubota	Director	April 2, 2018
Lauren Kubota

/s/ Kristina Kubota	Director	April 2, 2018
Kristina Kubota