Form 10-Q
period 2018-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2018-05-15
CIK 1138476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     Yes ☐    No ☒

As of May 14, 2018, the registrant had 3,200,000 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.          Financial Information

Pacific Health Care Organization, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2018	2017
Current Assets
Cash	$6,705,681	$5,815,071
Accounts receivable, net of allowance of $60,150 and $60,150	663,323	1,041,242
Deferred tax assets	43,670	43,670
Prepaid expenses	170,657	166,782
Total current assets	7,583,331	7,066,765

Property and Equipment, net
Computer equipment	366,616	363,627
Furniture and fixtures	209,778	209,779
Office equipment	15,595	15,595
Total property and equipment	591,989	589,001
Less: accumulated depreciation and amortization	(438,368)	(422,024)
Net property and equipment	153,621	166,977
Other assets	26,788	26,788
Total assets	$7,763,740	$7,260,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$23,913	$71,138
Accrued expenses	250,793	255,205
Income tax payable	237,691	81,715
Dividends payable	56,923	56,923
Unearned revenue	38,689	38,357
Deferred rent expense	34,072	35,214
Total current liabilities	642,081	538,552

Total Liabilities	642,081	538,552

Commitments and Contingencies	-	-

Shareholder’s Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 10,000 shares designated as Series A preferred and 4,000 shares issued and outstanding at March 31, 2018 and December 31, 2017.	4	4
Common stock, $0.001 par value, 200,000,000 shares authorized, 3,200,000 shares issued and outstanding	3,200	3,200
Additional paid-in capital	1,237,348	1,237,348
Deferred stock compensation	(811,679)	(811,679)
Retained earnings	6,692,786	6,293,105
Total stockholders’ equity	7,121,659	6,721,978

Total liabilities and stockholders’ equity	$7,763,740	$7,260,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For three months ended March 31,
	2018	2017
Revenues:
HCO fees	$399,442	$302,569
MPN fees	134,644	138,281
NCM fees	582,569	587,236
UR fees	287,021	237,045
MBR fees	114,039	156,778
Other	65,594	119,347
Total revenues	1,583,309	1,541,256

Expenses:
Depreciation	16,344	19,827
Bad debt provision	-	(3,250)
Consulting fees	78,814	77,260
Salaries and wages	491,478	588,657
Professional fees	77,470	82,084
Insurance	67,029	87,275
Outsource service fees	95,881	112,748
Data maintenance	32,431	34,619
General and administrative	168,205	161,388
Total expenses	1,027,652	1,160,608

Income from operations	555,657	380,648

Other expense	-	-
Total other expense	-	-

Income before taxes	555,657	380,648
Income tax provision	(155,976)	(158,391)

Net income	$399,681	$222,257

Basic earnings per share:
Earnings per share amount	$0.12	$0.07
Basic common shares outstanding	3,200,000	3,200,000

Fully diluted earnings per share:
Earnings per share amount	$0.11	$0.07
Fully diluted common shares outstanding	3,544,000	3,204,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$399,681	$222,257
Adjustments to reconcile net income to net cash:
Increase in depreciation and amortization	16,344	19,827
Changes in operating assets and liabilities
(Decrease) in bad debt provision	-	(3,250)
Decrease (increase) in accounts receivable	377,919	(286,412)
(Increase) in prepaid expenses	(3,875)	(5,692)
(Decrease) in accounts payable	(47,225)	(53,418)
(Decrease) increase in deferred rent expense	(1,142)	469
(Decrease) increase in accrued expenses	(4,412)	35,854
Increase in income tax payable	155,976	158,391
Increase (decrease) in unearned revenue	332	(932)
Net cash provided in operating activities	893,598	87,094

Cash flows from investing activities:
Purchase of furniture and office equipment	(2,988)	(5,754)
Net cash used in investing activities	(2,988)	(5,754)

Cash flows from financing activities:
Net cash used in financing activities	-	-
Increase in cash	890,610	81,340

Cash at beginning of period	5,815,071	5,005,617
Cash at end of period	$6,705,681	$5,086,957

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2018

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations.  The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical information and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2017.  Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

Principles of Consolidation — The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Basis of Accounting — The Company uses the accrual method of accounting.

Revenue Recognition — In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Either a retrospective or cumulative effect transition method, referred to as the modified retrospective method, is permitted.  The Company adopted Topic 606 on January 1, 2018, using the modified retrospective method.  The adoption of Topic 606 had no material impact on the Company’s interim financial statements.

The core principle underlying Topic 606 is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange.  This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts.  The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.  The application of the five-step model to revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue.

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

The Company derives its revenue from the sale of managed care, bill review and nurse case management services.  These services are billed individually as separate components to our customers.  These fees include monthly administration fees, claim network fees, legal support fees, Medicare-set-aside fees, lien service fees, workers’ compensation carve-outs, flat rate fees or hourly fees depending on the agreement with the client.

The Company enters into arrangements for bundled managed care which includes various units of accounting such as network solutions and patient management, including managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis and are billed separately.  The selling price for each unit of accounting is determined using the contract price.  When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis.  Revenue is recognized as the work is performed in accordance with the Company’s customer contracts.  Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period.  The Company recognizes revenue for patient management services ratably over the life of the customer contract.  Based upon prior experience in managed care, the Company estimates the deferral amount from when the customer’s claim is received to when the customer contract expires.   Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy.  The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At March 31, 2018 and December 31, 2017, our bad debt reserves were $60,150 as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of March 31, 2018 and December 31, 2017 are as follows:

	3/31/2018	12/31/2017
Customer A	27%	35%
Customer B	0%	13%
Customer C	11%	5%

Significant Customers - We provide services to insurers, third party administrators, self-administered employers, municipalities and other industries.  We are able to provide our full range of services to virtually any size employer in the state of California.  We are also able to provide UR, MBR and NCM services outside the state of California.

During the period ended March 31, 2018 and 2017, we had two customers that accounted for more than 10% of our total sales.  The following table sets forth details regarding the percentage of total sales attributable to our significant customers in the past two years:

	3/31/2018	3/31/2017
Customer A	32%	18%
Customer B	11%	7%
Customer C	6%	13%

NOTE 2 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and other than disclosed in this Note 2 there are no material subsequent events to report.

As disclosed in the Definitive Information Statement the Company filed with the Commission on March 6, 2018, and mailed to its shareholders by March 14, 2018, during the first quarter of 2018 the Company’s board of directors and majority shareholder approved a four-shares-for-one-share forward split of our outstanding common stock (the “Forward Split”).  The number of authorized shares of the Company’s common stock also increased at the same ratio, from 50,000,000 shares to 200,000,000 shares.  The number of authorized shares of Company preferred stock did not increase.  The Forward Split took effect on April 5, 2018.  As a result of the Forward Split, the number of outstanding shares of Company common stock increased from 800,000 shares to 3,200,000 shares and, consistent with the Articles of Incorporation of the Company, the number of outstanding shares of Series A Preferred Stock increased from 1,000 to 4,000.  As a result of the Forward Split, the number of shares available for issuance under the Company’s 2002 Stock Option Plan (the “2002 Plan”) and the Company’s 2005 Stock Option Plan (the “2005 Plan”), as well as all awards outstanding under those plans also increased at the same four-shares-for-one-share ratio, and the exercise prices of stock options outstanding at the time of the Forward Split were adjusted to reflect the Forward Split.  On April 6, 2018, the day immediately following the effective date of the Forward Split, the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) became effective.

On May 14, 2018, the Company entered into Stock Option Cancellation Agreements (the “Cancellation Agreements”) with certain executive officers, directors and other senior level employees/consultants of the Company, pursuant to which such individuals (the “Optionholder”) agreed to the surrender and cancellation of certain previously granted stock options (the “Cancelled Options”) under the 2002 Plan and the 2005 Plan to purchase 85,000 pre-Forward Split shares (340,000 post-Forward Split shares) of the Company’s common stock.  Under the terms of the Cancellation Agreements, each Optionholder and the Company acknowledged and agreed that the surrender and cancellation of the Cancelled Options was without any expectation on the part of the Optionholder to receive, and without any obligation on the Company to pay or grant, any cash, equity awards or other consideration presently or in the future with respect to the Cancelled Options.  Following the surrender and cancellation of the Cancelled Options there were no awards outstanding under the 2002 Plan or the 2005 Plan and pursuant to the provisions of the 2002 Plan and the 2005 Plan, the Company’s board of directors terminated the 2002 Plan and the 2005 Plan.

Item 2.          Management’s Discussion and Analysis of Financial Statements and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on management’s beliefs and assumptions and on information currently available to them.  For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, new customer acquisitions, trends, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” “intend,” “budget,” “plan,” “forecast,” “predict,” “could,” “should,” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; cost reduction efforts by our existing and prospective customers; competition within our industry, including competition from much larger competitors; business combinations; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services, and/or products or to anticipate current or prospective customers’ needs; our ability to retain existing customers and to attract new customers; price increases; employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

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

Beyond the core services we provide to facilitate client/employers’ involvement in employee medical treatment claims administration and patient treatment options, we also provide to our HCO and MPN clients several claims-related services that bring efficiencies to claim processing and management that further reduce the overall burden of workers’ compensation claims resolution.  These services include various back office type functions that assure cost efficiency and accuracy in claim processing, claim reimbursement and claim dispute resolution.

Results of Operations

The following represents selected components of our consolidated results of operations, for the three-month period ended March 31, 2018 and 2017, respectively, together with changes from period-to-period:

	For three months ended March 31,
	2018	2017	Amount Change	% Change

Revenues:
HCO fees	$399,442	$302,569	$96,873	32%
MPN fees	134,644	138,281	(3,637)	(3%)
NCM fees	582,569	587,236	(4,667)	(1%)
UR fees	287,021	237,045	49,976	21%
MBR fees	114,039	156,778	(42,739)	(27%)
Other	65,594	119,347	(53,753)	(45%)
Total revenues	1,583,309	1,541,256	42,053	3%

Expense:
Depreciation	16,344	19,827	(3,483)	(18%)
Bad debt provision	-	(3,250)	3,250	100%
Consulting fees	78,814	77,260	1,554	2%
Salaries and wages	491,478	588,657	(97,179)	(17%)
Professional fees	77,470	82,084	(4,614)	(6%)
Insurance	67,029	87,275	(20,246)	(23%)
Outsource service fees	95,881	112,748	(16,867)	(15%)
Data maintenance	32,431	34,619	(21,188)	(6%)
General and administrative	168,205	161,388	6,817	4%
Total expenses	1,027,652	1,160,608	(132,956)	(11%)

Income from operations	555,657	380,648	175,009	46%

Income before taxes	555,657	380,648	175,009	46%
Income tax provision	155,976	158,391	(2,415)	(2%)

Net income	$399,681	$222,257	$177,424	80%

Revenue

Total revenues during the three-month period ended March 31, 2018, increased 3% to $1,583,309 compared to $1,541,256 during the three-month period ended March 31, 2017.

During the first quarter 2018, HCO and UR fees increased 32% and 21%, respectively, while MPN, MBR, NCM and other revenue decreased by 3%, 27%, 1% and 45%, respectively.  Other revenues consisted of revenues derived primarily from network claims repricing services, lien representation services, legal support services, workers’ compensation carve out revenues and Medicare-set-aside revenues.

HCO fees

During the three-month periods ended March 31, 2018 and 2017, HCO fee revenues were $399,442 and $302,569 respectively.  The 32% increase in HCO revenue was primarily attributable to adding two new customers, increased employee enrollment and rate increases in program administration services.

MPN fees

MPN fee revenue for the three-month periods ended March 31, 2018 and 2017, was $134,644 and $138,281, respectively, a decrease of 3% resulting from one customer phasing out its business through bankruptcy.

NCM fees

During the three months ended March 31, 2018 and 2017, nurse case management revenue was $582,569 and $587,236, respectively.  The decrease in nurse case management revenue of $4,667 was primarily the result of a net decrease in case management activity during the first quarter of 2018 when compared to the same period in 2017.

UR fees

During the three-month periods ended March 31, 2018 and 2017, utilization review revenue was $287,021 and $237,045, respectively.  The increase of $49,976 in the 2018 period was primarily attributable to increased utilization reviews from two major customers. Utilization review can provide a safeguard against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, etc.   Through our skilled staff and automated review system, we are able to deliver utilization review services that cut overhead costs for the self-insured clients, insurance companies and the public entities we service.

MBR fees

During the three-month period ended March 31, 2018, medical bill review revenue decreased $42,739 to $114,039 when compared to the same period a year earlier.  This decrease was mainly caused by terminations of three customers during fiscal 2017.  Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement.  Such services include, but are not limited to, coding review and rebundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements.  These services can result in significant network savings.

Other

Other fees consist of revenue derived from network access and claims repricing, lien representation, legal support services, Medicare-set-aside and workers’ compensation carve-outs services.  Other fee revenue for three-month periods ended March 31, 2018 and 2017, was $65,594 and $119,347, respectively. The decrease of $53,753 was primarily the result of lower levels of network access revenues and the loss of one major customer.

Expenses

Total expenses for the three months ended March 31, 2018 and 2017, were $1,027,652 and $1,160,608, respectively.  The decrease of $132,956 was the result primarily of lower salaries and wages, professional fees, insurance expense and outsource service fees.

Depreciation

During the three-month period ended March 31, 2018, we recorded depreciation expense of $16,344 compared to $19,827 during the comparable 2017 period.  The decrease in depreciation was primarily attributable to certain fixed assets being fully depreciated during the last nine months of 2017 and the first quarter of 2018.

Bad Debt

During the three-month period ended March 31, 2018, we did not record any bad debt provision which resulted in our allowance for bad debt allowance remaining at $60,150 for the period ended March 31, 2018 and 2017.

Consulting Fees

During the three months ended March 31, 2018, consulting fees increased to $78,814 from $77,260 during the three months ended March 31, 2017.   This increase of $1,554 was the result of an increase in fees paid to one consultant during the first quarter of 2018.

Salaries and Wages

During the three-month period ended March 31, 2018, salaries and wages decreased 17% to $491,478 compared to $588,657 during the same period in 2017.  This decrease was primarily the result of the net termination of six employees from April 2017 to March 2018. We employed 33 and 39 full-time employees as of March 31, 2018 and 2017, respectively.

Professional Fees

For the three months ended March 31, 2018, we incurred professional fees of $77,470, compared to $82,084 during the three months ended March 31, 2017.   The $4,614 decrease in professional fees was mainly the result of decreased professional fees paid for nurse case management services partially offset by fee increases to our medical consultant.

Insurance

During the three-month period ended March 31, 2018, we incurred insurance expenses of $67,029, a 23% decrease over the same three-month period in 2017.  The decrease in insurance expense was primarily attributed to lower workers compensation and director and officer’s insurance premiums during the first three months of 2018 compared to 2017. We expect current insurance fees to moderately increase over the remaining months of 2018.

Outsource Service Fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing utilization review, medical bill review and nurse case management services, and typically tends to increase and decrease in correspondence with increases and decreases in demand for those services.  We incurred $95,881 and $112,748 in outsource service fees during the three-month periods ended March 2018 and 2017, respectively.  The decrease of $16,867 was primarily the result of decreases in outsource services required for Medicare-set-aside, NCM and MBR, partially offset by increases in UR.  We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review and certain nurse case management services we provide in the future.

Data Maintenance

During the three-month period ended March 31, 2018 and 2017, data maintenance fees were $32,431 and $34,619, respectively.  The decrease of $2,188 was primarily the result of recording lower levels of notification fees associated with a customer’s annual renewal during the three-month period ended March 31, 2018 when compared to the same period in 2017.

General and Administrative

During the three-month period ended March 31, 2018, general and administrative expenses increased 4% to $168,205 when compared to the three-month period ended March 31, 2017.  This increase of $6,817 was primarily attributable to increases in auto expense, telephone, office rent IT enhancement, office rent and shareholders expense, partially offset by decreases in miscellaneous general and administrative expenses. We expect current levels of general and administrative expenses to increase during remaining months of 2018, providing revenues continue to also increase.

Income from Operations

As a result of the 3% increase in total revenue during the three-month period ended March 31, 2018, together with an 11% decrease in total expenses, our income from operations increased by 46% when compared to the same quarter 2017.

Income Tax Provision

We realized income before taxes of $555,657 and $380,648 during the three-month periods ended March 31, 2018 and 2017, respectively. As a result of Federal and State income tax reductions of approximately 13% we realized a $2,415, or 2%, decrease in our income tax provision.

Net Income

During the three-month period ended March 31, 2018, total revenues of $1,583,309 was 3% higher when compared to the same period in 2017.  This increase in total revenues with a decrease in total expenses of 11% resulted in a 46% increase in income from operations compared to the three months ended March 31, 2017.  Correspondingly, we realized net income of $399,681 for the three-month period ended March 31, 2018, an 80% increase compared to the three-month period ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had cash on hand of $6,705,681 compared to $5,815,071 at December 31, 2017.  The $890,610 increase was primarily the result of net cash provided by our operating activities, partially offset by cash used in investing activities.  Net cash provided by our operating activities was the result of realizing net income coupled with increases in accumulated depreciation and amortization, income tax payable and unearned revenue and decreases in accounts receivable and partially offset by increases in prepaid expense and decreases in accrued expenses, accounts payable and deferred rent.  We used $2,988 in investing activities for purchases of computers, furniture and equipment.  Barring a significant downturn in the economy or the loss of major customers, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses over the next twelve months.

We currently have planned certain capital expenditures during 2018, to expand our IT capabilities.  We believe we have adequate capital on hand to cover these expenditures and do not anticipate this will require us to seek outside sources of funding.

We continue to investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We are also looking to expand our business into the insurance industry during 2018, but have not identified any suitable merger or acquisition candidates or opportunities at the current time.  We anticipate an expansion or acquisition of this sort may require greater capital resources than we currently possess.  Should we need additional capital resources, we could seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining equity or debt financing when needed on favorable terms, or at all.  We could also use shares of our capital stock as consideration for a business acquisition transaction.

Cash Flow

During the three months ended March 31, 2018, cash was primarily used to fund operations. We had a net increase in cash of $890,610 during the three months ended March 31, 2018, compared to a net increase of $81,340 during the three months ended March 31, 2017.  See below for additional information.

	For the three months ended March 31,
	2018 (unaudited)	2017 (unaudited)

Net cash provided by operating activities	$893,598	$87,094
Net cash used in investing activities	(2,988)	(5,754)
Net cash used in financing activities	-	-

Net increase in cash	$890,610	$81,340

During the three months ended March 31, 2018 and 2017, net cash provided by operating activities was $893,598 and $87,094, respectively. As discussed herein, we realized net income of $399,681 during the three months ended March 31, 2018, compared to net income of $222,257 during the three months ended March 31, 2017. The increase of $806,504 in cash flow from operating activities was primarily the result of increases in net income, accumulated depreciation and amortization, income tax payable, unearned revenue, and decreases in accounts receivable, partially offset by increases in prepaid expense and decreases in accounts payable, accrued expenses, and deferred rent expense.

Net cash used in investing activities was $2,988 and $5,754 during the three-month periods ended March 31, 2018 and 2017, respectively.  Net cash used in investing activities was lower by $2,766 during the three-month period ended March 31, 2018, because of lower expenditures for computers, furniture, and equipment.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of March 31, 2018.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment(1)	$46,519	$20,675	$25,844	$-	$-
Office Leases(2)	$1,031,400	255,608	775,792	-	-
Total Operating Leases	$1,077,919	$276,283	$801,636	$-	$-

(1)	In March 2017, we entered a 39-month operating lease for an office copy machine with scanner with monthly payment at $1,723, commencing in April 2017.
(2)
In July 2015, we entered a 79-month lease to lease approximately 9,439 square feet of office space that commenced in September 2015.  This office space serves as our principal executive offices, as well as, the principal offices of our operating subsidiaries.

Off-Balance Sheet Financing Arrangements

As of March 31, 2018, we had no off-balance sheet financing arrangements.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.       Risk Factors

Management does not believe there have been any material changes to the risk factors listed in Part I, “Item 1A, Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017.  These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

Item 5.          Other Events

As disclosed in more detail in Note 2 to the Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, on April 5, 2018, the Forward Split became effective.  As a result, the number of authorized shares of our common stock increased from 50,000,000 shares to 200,000,000 shares, our outstanding common stock increased from 800,000 shares to 3,200,000 shares and our outstanding Series A Preferred Stock increased from 1,000 shares to 4,000 shares.  The number of shares available for issuance under our 2002 Plan and our 2005 Plan, as well as all awards outstanding under those plans also increased at the same four-shares-for-one-share ratio, and the exercise prices of stock options outstanding at the time of the Forward Split were adjusted to reflect the Forward Split.  On April 6, 2018, the date immediately following the effective date of the Forward Split, the 2018 Plan became effective.

On May 14, 2018, we entered into the Cancellation Agreements with certain executive officers, directors and other senior level employees/consultants of the Company, pursuant to which such Optionholders agreed to the surrender and cancellation of certain previously granted stock options to purchase shares of the Company’s common stock pursuant to our 2002 Plan and our 2005 Plan.  Under the terms of the Cancellation Agreements, each Optionholder and the Company acknowledged and agreed that the surrender and cancellation of the Cancelled Options was without any expectation on the part of the Optionholder to receive, and without any obligation on our part to pay or grant, any cash, equity awards or other consideration presently or in the future with respect to the Cancelled Options.

The executive officers and directors that entered into Cancellation Agreements and the aggregate number of shares of our common stock underlying the Cancelled Options surrendered by each such officer and/or director are as follows:

	Cancelled Option Amount
Name of Optionholder	Pre-Forward Split	Post-Forward Split
Tom Kubota	50,000	200,000
Fred Odaka	11,000	44,000
Kristina Kubota	1,000	4,000
Lauren Kubota	1,000	4,000

Two senior level employees/consultants of the Company surrendered Cancelled Options covering a total of 22,000 pre-Forward Split (88,000 post-Forward Split) shares.

The foregoing description of the Cancellation Agreements is qualified by reference to the full text of the Stock Option Cancellation Agreement, the form of which is filed herewith as Exhibit 99.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Following the surrender and cancellation of the Cancelled Options there were no awards outstanding under the 2002 Plan or the 2005 Plan and pursuant to the provisions of the 2002 Plan and the 2005 Plan, our board of directors terminated the 2002 Plan and the 2005 Plan.

Item 6.          Exhibits

Exhibits.  The following exhibits are filed or furnished, as applicable, as part of this report:

Exhibit Number	Title of Document

Exhibit 4.1	Pacific Health Care Organization, Inc. 2018 Equity Incentive Plan

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Form of Stock Option Cancellation Agreement

Exhibit 101
The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	May 15, 2018	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	May 15, 2018	/s/ Fred Odaka
Fred Odaka Chief Financial Officer