Form 10-Q
period 2018-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2018-08-20
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018

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

As of August 15, 2018, the registrant had 3,200,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS
	June 30, 2018	December 31, 2017
Current Assets
Cash	$6,544,384	$5,815,071
Accounts receivable, net of allowance of $25,150 and $60,150	814,100	1,041,242
Deferred tax asset	43,670	43,670
Prepaid income tax	55,425	-
Receivable other	1,191	-
Prepaid expenses	275,594	166,782
Total current assets	7,734,364	7,066,765

Property and Equipment, net
Computer equipment	375,818	363,627
Furniture and fixtures	215,817	209,779
Office equipment	9,557	15,595
Total property and equipment	601,192	589,001
Less: accumulated depreciation and amortization	(454,811)	(422,024)
Net property and equipment	146,381	166,977
Other assets	26,788	26,788
Total Assets	$7,907,533	$7,260,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$68,495	$71,138
Accrued expenses	284,010	255,205
Income tax payable	-	81,715
Deferred rent expense	31,419	35,214
Dividend payable	38,173	56,923
Unearned revenue	38,624	38,357
Total current liabilities	460,721	538,552

Total Liabilities	460,721	538,552

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized at $0.001 par value of which 10,000 shares designated as Series A preferred and 4,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	4	4
Common stock, $0.001 par value, 200,000,000 shares authorized, 3,200,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	3,200	3,200
Additional paid-in capital	425,668	1,237,348
Deferred stock compensation	-	(811,679)
Retained earnings	7,017,940	6,293,105
Total stockholders’ equity	7,446,812	6,721,978
Total Liabilities and Stockholders’ Equity	$7,907,533	$7,260,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended June 30,		For six months ended June 30,
	2018	2017	2018	2017

Revenues
HCO fees	$360,265	$360,836	$759,707	$663,405
MPN fees	130,633	146,690	265,277	284,971
UR fees	299,497	273,298	586,518	510,343
MBR fees	126,170	177,480	240,209	334,258
NCM fees	615,602	654,341	1,198,171	1,241,577
Other	129,350	62,992	194,944	182,339
Total revenues	1,661,517	1,675,637	3,244,826	3,216,893

Expenses
Depreciation and amortization	16,443	19,570	32,787	39,397
Bad debt provision	(35,000)	18,000	(35,000)	14,750
Consulting fees	85,449	78,734	164,263	155,994
Salaries and wages	627,350	597,701	1,118,828	1,186,358
Professional fees	77,743	117,147	155,213	199,231
Insurance	73,171	90,731	140,200	178,006
Outsource service fees	163,959	145,503	259,840	258,251
Data maintenance	16,798	24,482	49,229	59,101
General and administrative	183,567	171,922	351,772	333,310
Total expenses	1,209,480	1,263,790	2,237,132	2,424,398

Income from operations	452,037	411,847	1,007,694	792,495

Income before taxes	452,037	411,847	1,007,694	792,495
Income tax provision	126,883	171,367	282,859	329,758

Net income	$325,154	$240,480	$724,835	$462,737

Basic and fully diluted earnings per share:
Earnings per share amount	$0.10	$0.08	$0.23	$0.14
Fully diluted common shares outstanding	3,204,000	3,204,000	3,204,000	3,204,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$724,835	$462,737
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	32,787	39,397
(Decrease) in allowance for bad debt	(35,000)	(7,750)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	262,142	(212,248)
(Increase) in prepaid income tax	(55,425)	-
(Increase) decrease in prepaid expenses	(108,812)	33,373
(Increase) in receivables other	(1,192)	-
(Decrease) in accounts payable	(2,643)	(38,934)
(Decrease) increase in deferred rent expense	(3,795)	2,251
Increase (decrease) in accrued expenses	28,805	(26,779)
(Decrease) increase in income tax payable	(81,715)	187,758
Increase (decrease) in unearned revenue	267	(856)
Net cash provided from operating activities	760,254	438,949

Cash flows from investing activities:
Purchase of furniture and office equipment	(12,191)	(12,692)
Net cash used in investing activities	(12,191)	(12,692)

Cash flows from financing activities:
Issuance of cash dividend	(18,750)	-
Net cash used in financing activities	(18,750)	-
Increase in cash	729,313	426,257

Cash at beginning of period	5,815,071	5,005,617
Cash at end of period	$6,544,384	$5,431,874

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income tax refund	(101)	-
Income taxes paid	$419,999	$142,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations.  The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical information and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2017.  Operating results for the six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

For the Six Months Ended June 30, 2018

(Unaudited)

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

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy.  The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.   We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At June 30, 2018 and December 31, 2017, bad debt reserves of $25,150 and $60,150, respectively, was a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of June 30, 2018 and December 31, 2017, are as follows:

	6/30/2018	12/31/2017
Customer A	38%	35%
Customer B	0%	13%
Customer C	10%	5%

Significant Customers - We provide services to insurers, third party administrators, self-administered employers, municipalities and other industries.  We are able to provide our full range of services to virtually any size employer in the state of California.  We are also able to provide utilization review (“UR”), medical bill review (“MBR”) and nurse case management (“NCM”) services outside the state of California.

During the period ended June 30, 2018 and 2017, we had two customers that accounted for more than 10% of our total sales.  The following table sets forth details regarding the percentage of total sales attributable to our significant customers in the past two years:

	6/30/2018	6/30/2017
Customer A	30%	18%
Customer B	10%	9%
Customer C	8%	13%

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

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

The following represents selected components of our consolidated results of operations, for the three-month periods ended June 30, 2018 and 2017, respectively, together with changes from period-to-period:

	For three months ended June 30,
	2018	2017	Amount Change	% Change
Revenues:
HCO fees	$360,265	$360,836	$(571)	0%
MPN fees	130,633	146,690	(16,057)	(11)%
UR fees	299,497	273,298	26,199	10%
MBR fees	126,170	177,480	(51,310)	(29)%
NCM fees	615,602	654,341	(38,739)	(6)%
Other	129,350	62,992	66,358	105%
Total revenues	1,661,517	1,675,637	(14,120)	(1)%

Expense:
Depreciation and amortization	16,443	19,570	(3,127)	(16)%
Bad debt provision	(35,000)	18,000	(53,000)	(294)%
Consulting fees	85,449	78,734	6,715	9%
Salaries and wages	627,350	597,701	29,649	5%
Professional fees	77,743	117,147	(39,404)	(34)%
Insurance	73,171	90,731	(17,560)	(19)%
Outsource service fees	163,959	145,503	18,456	13%
Data maintenance	16,798	24,482	(7,684)	(31)%
General and administrative	183,567	171,922	11,645	7%
Total expenses	1,209,480	1,263,790	(54,310)	(4)%

Income from operations	452,037	411,847	40,190	10%

Income before taxes	452,037	411,847	40,190	10%
Income tax provision	126,883	171,367	(44,484)	(26)%

Net income	$325,154	$240,480	$84,674	35%

Revenue

Total revenues during the three-month periods ended June 30, 2018 and 2017 was nearly flat decreasing approximately 1% to $1,661,517 from $1,675,637.

During the second quarter 2018, utilization review and other fees increased 10% and 105%, respectively, while MPN, medical bill review and nurse case management fees decreased by 11%, 29% and 6%, respectively. HCO fees decreased by less than 1%.  Other revenues consisted of revenues derived primarily from network claims repricing services, lien representation services, legal support services, workers’ compensation carve-out revenues and Medicare set-aside revenues.

HCO fees

During the three-month periods ended June 30, 2018 and 2017, HCO fee revenues were $360,265 and $360,836, respectively. We expect HCO fee revenues to increase over the remaining months of fiscal 2018 as a result of increased HCO employee enrollment from existing customers, which we anticipate will lead to increased claims administration fees. The HCO program utilizes an exclusive, specialize network of medical providers experienced in workers’ compensation. It also gives the employer the right to direct medical care to a network physician for a work-related injury for up to 180-days of medical treatment. The ability to direct care during the early stage of a claim ensures the injured worker gets quality care in a timely manner.

 MPN fees

MPN fee revenue for the three-month periods ended June 30, 2018 and 2017, were $130,633 and $146,690, respectively, a decrease of 11%, resulting from lower revenues from one existing customer. The Medex Medical Provider Network (MPN) program is comprised of an exclusive, specialized network of medical providers experienced in workers’ compensation. This network was created to provide quality medical treatment for injured workers in a timely manner and provide medical reports.

UR fees

During the three-month periods ended June 30, 2018 and 2017, utilization review revenue was $299,497 and $273,298, respectively.  The increase of $26,199 in the 2018 period was primarily attributable to increased utilization reviews from two major customers. Utilization review can provide a safeguard against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, etc.  Through our skilled staff and automated review system, we are able to deliver utilization review services that cut overhead costs for the self-insured clients, insurance companies and the public entities we service.

MBR fees

During the three-month period ended June 30, 2018, medical bill review revenue decreased $51,310 to $126,170 when compared to the same period a year earlier.  This decrease was mainly caused by decreased reviews of hospital bills from existing customers when compared to the same period a year earlier. We believe this decrease in hospital bill reviews is principally the result of the implementation of hospital fee schedules. Many of our existing customers have elected to pay the fee schedule, as opposed to having us review their hospital bills.  Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement.  Such services include, but are not limited to, coding review and rebundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements.  These services can result in significant network savings.

NCM fees

During the three-month periods ended June 30, 2018 and 2017, nurse case management revenue was $615,602 and $654,341, respectively.  The decrease in nurse case management revenue of $38,739 was primarily the result of a net decrease in case management activity due to the loss of several nurse case managers during the first quarter of 2018.

Other

Other fees consist of revenue derived from network access and claims repricing, lien representation, legal support services, Medicare set-aside and workers’ compensation carve-out services.  Other fee revenue for three-month periods ended June 30, 2018 and 2017, were $129,350 and $62,992 respectively. The increase in other fees of $66,358 was the result of increases in network access fees and Medicare set-aside services partially offset by lower carve-out fees realized by IRC.

Expenses

Total expenses for the three months ended June 30, 2018 and 2017, were $1,209,480 and $1,263,790, respectively.  The decrease of $54,310 was the result of decreases in depreciation, bad debt provision, professional fees, insurance and data maintenance which were partially offset by increases in consulting fees, salaries and wages, outsource service fees and general and administrative expenses.

Depreciation and Amortization

During the three-month period ended June 30, 2018, we recorded depreciation and amortization expense of $16,443 compared to $19,570 during the comparable 2017 period.  The decrease in depreciation and amortization was primarily attributable to certain fixed assets being fully depreciated during the three months ended June 30, 2017.

Bad Debt

During the three-month period ended June 30, 2018, bad debt provision decreased by $53,000 compared to the three-month period ended June 30, 2017.  This decrease was primarily the result of various delinquent customers making payments which resolved their uncollectible status.

Consulting Fees

During the three months ended June 30, 2018, consulting fees increased to $85,449 from $78,734 during the three months ended June 30, 2017.  This increase of $6,715 was the primarily result of a net increase of hiring new consultants partially offset by terminating other existing consultants.

Salaries and Wages

During the three-month period ended June 30, 2018, salaries and wages increased 5% to $627,350 compared to $597,701 during the same period in 2017.  This increase was primarily the result of salary increases in the June 2018 quarter for employees in our nurse case management, utilization review, and HCO & MPN departments.

Professional Fees

For the three months ended June 30, 2018, we incurred professional fees of $77,743 compared to $117,147 during the three months ended June 30, 2017.  The $39,404 decrease in professional fees was primarily the result of lower accounting and legal expenses and lower nurse case management fees resulting from decreased case management activity.

Insurance

During the three-month period ended June 30, 2018, we incurred insurance expenses of $73,171, a 19% decrease over the same three-month period in 2017. The decrease in insurance expense was primarily attributed to reduced workers’ compensation and director and officers’ insurance premiums for the three-month period 2018 compared to 2017. The lower costs were partially the result of us having no open claims in the current year and insurance companies in California lowering their base workers’ compensation rates.

Outsource Service Fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing utilization review, medical bill review, Medicare set-aside services and field  case management fees and typically tends to increase and decrease in correspondence with increases and decreases in demand for those services.  We incurred $163,959 and $145,503 in outsource service fees during the three-month periods ended June 2018 and 2017, respectively.  The increase of $18,456 was primarily the result of increases in outsource services required for utilization review, Medicare set-aside services and nurse case management.  We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review and certain nurse case management services we provide in the future.

Data Maintenance

During the three-month periods ended June 30, 2018 and 2017, data maintenance fees were $16,798 and $24,482 respectively. The decrease of $7,684 was primarily the result of recording lower levels of notification fees associated with a customer’s annual renewal during the three-month period ended June 30, 2018 when compared to the same period in 2017.

General and Administrative

During the three-month period ended June 30, 2018, general and administrative expenses increased 7% to $183,567 when compared to the three-month period ended June 30, 2017.  This increase of $11,645 was primarily attributable to increases in IT enhancement, licenses & permits, travel expense, and miscellaneous expense, partially offset by decreases in office supplies, charitable contributions, postage expense, auto expense, dues and subscriptions, and paid time off expenses.  We do not expect current levels of general and administrative expenses to materially increase during the remaining months of 2018.

Income from Operations

As a result of the $14,120 decrease in total revenue during the three-month period ended June 30, 2018, and the $54,310 decrease in total expenses during the same period, our income from operations increased $40,190, or 10%, during the three-month period ended June 30, 2018, when compared to the same period in 2017.

Income Tax Provision

We realized a $44,484, or 26%, decrease in our income tax provision during the three-month period ended June 30, 2018, compared to the three-month period ended June 30, 2017. This decrease in income tax expense was primarily due to a decrease in the effective tax rate for the quarter ended June 30, 2018, as a result of the impact of the Tax Cuts and Jobs Act.

Net Income

During the three-month period ended June 30, 2018, total revenues of $1,661,517 was 1% lower when compared to the same period in 2017.  During the 2018 period, total expenses decreased 4% and our provision for income tax decreased 26%. As a result, we realized an $84,674, or 35%, increase in net income during the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017.

Comparison of six months ended June 30, 2018 and 2017

The following represents selected components of our consolidated results of operations, for the six-month periods ended June 30, 2018 and 2017, respectively, together with changes from period-to-period:

	For six months ended June 30,
	2018	2017	Amount Change	% Change
Revenues:
HCO fees	$759,707	$663,405	$96,302	15%
MPN fees	265,277	284,971	(19,694)	(7)%
UR fees	586,518	510,343	76,175	15%
MBR fees	240,209	334,258	(94,049)	(28)%
NCM fees	1,198,171	1,241,577	(43,406)	(4)%
Other	194,944	182,339	12,605	7%
Total revenues	3,244,826	3,216,893	27,933	1%

Expense:
Depreciation and amortization	32,787	39,397	(6,610)	(17)%
Bad debt provision	(35,000)	14,750	(49,750)	(337)%
Consulting fees	164,263	155,994	8,269	5%
Salaries and wages	1,118,828	1,186,358	(67,530)	(6)%
Professional fees	155,213	199,231	(44,018)	(22)%
Insurance	140,200	178,006	(37,806)	(21)%
Outsource service fees	259,840	258,251	1,589	1%
Data maintenance	49,229	59,101	(9,872)	(16)%
General and administrative	351,772	333,310	18,462	6%
Total expenses	2,237,132	2,424,398	(187,226)	(8)%

Income from operations	1,007,694	792,495	215,199	27%

Income before taxes	1,007,694	792,495	215,199	27%
Income tax provision	282,859	329,758	(46,899)	(14)%

Net income	$724,835	$462,737	$262,098	57%

Revenue

Total revenues during the six-month period ended June 30, 2018, increased 1% to $3,244,826 compared to $3,216,893 during the six-month period ended June 30, 2017.

During the first six months of 2018, HCO, utilization review, and other fee increased 15%, 15% and 7% respectively, while MPN, MBR, and NCM decreased by 7%, 28%, and 4%, respectively.  Other revenues consisted of revenues derived primarily from network claims repricing services, lien representation services, legal support services, workers’ compensation carve-out revenues and Medicare set-aside revenues.

HCO fees

During the six-month periods ended June 30, 2018 and 2017, HCO fee revenues were $759,707 and $663,405 respectively. The 15% increase in HCO revenue was primarily the result of higher HCO revenue during our first fiscal quarter 2018, which was attributable to increases in HCO employee enrollment, resulting in increased claim activities from existing customers and the addition of a new customer in 2017.

MPN fees

MPN fee revenue for the six-month periods ended June 30, 2018 and 2017, was $265,277 and $284,971 respectively, a decrease of 7%, resulting from one customer phasing out its business through bankruptcy.

UR fees

During the six-month periods ended June 30, 2018 and 2017, utilization review revenue was $586,518 and $510,343, respectively.  The increase of $76,175 in the 2018 period was primarily attributable to increased utilization reviews from two major customers.

MBR fees

During the six-month period ended June 30, 2018, medical bill review revenue decreased $94,049 to $240,209 when compared to the same period a year earlier.  This 28% decrease was mainly caused by processing fewer hospital claims from existing customers and the termination of three customers during the second half of 2017. We believe the decrease in hospital bill reviews is principally the result of the implementation of hospital fee schedules. Many of our existing customers have elected to pay the fee schedule, as opposed to having us review their hospital bills.

NCM fees

During the six months ended June 30, 2018 and 2017, nurse case management revenue was $1,198,171 and $1,241,577, respectively.  The decrease in nurse case management revenue of $43,406 was primarily the result of a net decrease in case management activity during the first quarter of 2018 when compared to the same period in 2017. We expect nurse case management revenue to increase at a moderate rate during the remainder of fiscal 2018.

Other

Other fee revenue for six-month periods ended June 30, 2018 and 2017, were $194,944 and $182,339, respectively. The increase of $12,605 was mainly the result of increased Medicare set-aside services partially offset by low network access fees and carve-out fees.

Expenses

Total expenses for the six months ended June 30, 2018 and 2017, were $2,237,132 and $2,424,398, respectively.  The decrease of $187,266 was the result of decreases in depreciation and amortization, bad debt provision, salaries and wages, professional fees, insurance, and data maintenance, which were partially offset by increases in consulting fees, outsource service fees, and general and administrative expense.

Depreciation and Amortization

During the six-month period ended June 30, 2018, we recorded depreciation and amortization expense of $32,787 compared to $39,397 during the comparable 2017 period.  The decrease in depreciation and amortization was primarily attributable to certain fixed assets being fully depreciated during the second half of 2017.

Bad Debt

During the six-month period ended June 30, 2018, bad debt provision decreased by $49,750 compared to the six-month period ended June 30, 2017.  This decrease was primarily the result of various delinquent customers making payments which resolved their uncollectible status.

Consulting Fees

During the six months ended June 30, 2018, consulting fees increased to $164,263 from $155,994 during the six months ended June 30, 2017.  This increase of $8,269 was the primarily result of a net increase of hiring new consultants partially offset by terminating other existing consultants.

Salaries and Wages

During the six-month period ended June 30, 2018, salaries and wages decreased 6% to $1,118,828 compared to $1,186,358 during the same period in 2017.  This decrease was primarily the result of a fewer employees in the second quarter of 2018 in our HCO, MPN, and utilization review departments partially offset by salary increases for employees during the six-month period ended June 30, 2018.

Professional Fees

For the six months ended June 30, 2018, we incurred professional fees of $155,213 compared to $199,231 during the six months ended June 30, 2017.  The $44,018 decrease in professional fees was primarily the result of lower accounting and legal expenses and lower nurse case management fees resulting from decreased case management activity.

Insurance

During the six-month period ended June 30, 2018, we incurred insurance expenses of $140,200, a 21% decrease over the same six-month period in 2017.  The decrease in insurance expense was primarily attributed to lower workers’ compensation and director and officer’s insurance premiums for the six-month period of 2018 compared to 2017. The lower costs were partially the result of us having no open claims in the current year and insurance companies in California lowering their base workers’ compensation rates.

Outsource Service Fees

We incurred $259,840 and $258,251 in outsource service fees during the six-month periods ended June 2018 and 2017, respectively.  The increase of $1,589 was primarily the result of increases in outsource services required for utilization review and field case management fees.  We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review and certain nurse case management services we provide in the future.

Data Maintenance

During the six-month periods ended June 30, 2018 and 2017, data maintenance fees were $49,229 and $59,101 respectively.  The decrease of $9,872 was primarily the result of recording lower levels of notification fees associated with a customer’s annual renewal during the six-month period ended June 30, 2018 when compared to the same period in 2017.

General and Administrative

During the six-month period ended June 30, 2018, general and administrative expenses increased 6% to $351,772 when compared to the six-month period ended June 30, 2017.  This increase of $18,462 was primarily attributable to increases in advertising, auto expense, dues and subscriptions, employment agency fees, licenses and permits, rental equipment, shareholders expense, office rent, and other miscellaneous general administrative expense, partially offset by lower levels of IT enhancement, travel and entertainment expense. We do not expect current levels of general and administrative expenses to materially increase during the remaining months of 2018.

Income from Operations

Total revenue during the six-month period ended June 30, 2018, increased $27,933 to $3,244,826 when compared to $3,216,893 in the same period in 2017. Our total expenses decreased by $187,266 during the six months ended June 30, 2018, resulting in income from operations of $1,007,694 compared to $792,495 during the six months ended June 30, 2017.  This resulted in a $215,199, or 27%, increase in income from operations during the 2018 period.

Income Tax Provision

We realized a $46,899 or 14%, decrease in our income tax provision during the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017. This decrease in income tax expense was primarily due to a decrease in the effective tax rate for the quarter ended June 30, 2018, as a result of the impact of the Tax Cuts and Jobs Act.

Net Income

During the six-month period ended June 30, 2018, total revenues of $3,244,826 was 1% higher when compared to the same period in 2017.  In addition, we realized an 8% decrease in total expenses and a 14% reduction in income tax provision, which resulted in a $262,098, or 57% increase in net income during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had cash on hand of $6,544,384 compared to $5,815,071 at December 31, 2017.  The $729,313 increase was the result of net cash provided by our operating activities, partially offset by cash used in investing activities and financing activities. The increase in cash flow from operating activities was primarily the result of increases in net income and depreciation and a decrease in accounts receivable, partially offset by decreases in bad debt provision, income tax payable, deferred rent expenses, accounts payable and unearned revenues and increases in prepaid expenses. We used $12,191 in investing activities for purchases of computers, furniture and equipment.  Cash for financing activities of $18,750 was used to issue cash dividend previously authorized by the Company. Barring a significant downturn in the economy or the loss of major customers, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses over the next twelve months.

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

Cash Flow

During the six months ended June 30, 2018, cash was primarily used to fund operations. We had a net increase in cash of $729,313 during the six months ended June 30, 2018.  See below for additional information.

	For the six months ended June 30,
	2018 (unaudited)	2017 (unaudited)

Net cash provided from operating activities	$760,254	$438,949
Net cash used in investing activities	(12,191)	(12,692)
Net cash used in financing activities	(18,750)	-

Net increase in cash	$729,313	$426,257

During the six months ended June 30, 2018 and 2017, net cash provided by operating activities was $760,254 and $438,949 respectively.  As discussed herein, we realized net income of $724,835 during the six months ended June 30, 2018, compared to net income of $462,737 during the six months ended June 30, 2017.   The increase of $321,305 during the six months ended June 30, 2018 compared to June 30, 2017, in cash flow from operating activities was primarily the result of increases in net income and depreciation and decreases in accounts receivable and deferred compensation, partially offset by decreases in bad debt provision, income tax payable, deferred rent expenses, accounts payable and unearned revenues and increases in prepaid expenses.

Net cash used in investing activities was $12,191 and $12,692 during the six-month periods ended June 30, 2018 and 2017, respectively.  During the six-month period ended June 30, 2018 and 2017, net cash was used in investing activities to purchase computers, furniture and equipment.

Net cash used in financing activities during the six-month period ended 2018 was higher by $18,750 when compared to the same period in 2017, as no cash dividends were paid in 2017.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of June 30, 2018.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment	$41,350	$20,675	$20,675	$-	$-
Office Leases	$967,686	235,880	731,806	-	-
Total Operating Leases	$1,009,036	$256,555	$752,481	$-	$-

Off-Balance Sheet Financing Arrangements

As of June 30, 2018, we had no off-balance sheet financing arrangements.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101

The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	August 20, 2018	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	August 20, 2018	/s/ Fred Odaka
Fred Odaka Chief Financial Officer