Form 10-Q
period 2018-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2018-11-14
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2018, the registrant had 3,200,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS
	September 30, 2018	December 31, 2017
Current Assets
Cash	$6,846,162	$5,815,071
Accounts receivable, net of allowance of $25,150 and $60,150	985,737	1,041,242
Deferred tax asset	43,670	43,670
Prepaid income tax	20,692	-
Prepaid expenses	190,123	166,782
Total current assets	8,086,384	7,066,765

Property and Equipment, net
Computer equipment	393,904	363,627
Furniture and fixtures	215,959	209,779
Office equipment	9,556	15,595
Total property and equipment	619,419	589,001
Less: accumulated depreciation and amortization	(472,223)	(422,024)
Net property and equipment	147,196	166,977
Other assets	26,788	26,788
Total Assets	$8,260,368	$7,260,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$39,857	$71,138
Accrued expenses	349,549	255,205
Credit card payable	1,647	-
Income tax payable	-	81,715
Deferred rent expense	28,767	35,214
Dividend payable	37,000	56,923
Unearned revenue	39,659	38,357
Total current liabilities	496,479	538,552

Total Liabilities	496,479	538,552

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized at $0.001 par value of which 10,000 shares designated as Series A preferred and 4,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	4	4
Common stock, $0.001 par value, 200,000,000 shares authorized, 3,200,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	3,200	3,200
Additional paid-in capital	425,669	1,237,348
Deferred stock compensation	-	(811,679)
Retained earnings	7,335,016	6,293,105
Total stockholders’ equity	7,763,889	6,721,978
Total Liabilities and Stockholders’ Equity	$8,260,368	$7,260,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended September 30,		For nine months ended September 30,
	2018	2017	2018	2017

Revenues
HCO fees	$372,664	$377,923	$1,132,371	$1,041,328
MPN fees	128,113	142,257	393,390	427,228
UR fees	327,744	277,886	914,262	788,229
MBR fees	140,084	147,094	380,293	481,352
NCM fees	624,655	582,544	1,822,826	1,824,121
Other	83,049	73,203	277,993	255,542
Total revenues	1,676,309	1,600,907	4,921,135	4,817,800

Expenses
Depreciation and amortization	17,412	19,462	50,199	58,859
Bad debt provision	-	15,750	(35,000)	30,500
Consulting fees	91,619	90,079	255,882	246,073
Salaries and wages	644,407	547,963	1,763,235	1,734,321
Professional fees	91,080	109,064	246,293	308,295
Insurance	73,042	79,489	213,242	257,495
Outsource service fees	92,122	146,287	351,962	404,538
Data maintenance	16,661	12,160	65,890	71,261
General and administrative	209,156	162,164	560,928	495,474
Total expenses	1,235,499	1,182,418	3,472,631	3,606,816

Income from operations	440,810	418,489	1,448,504	1,210,984

Income before taxes	440,810	418,489	1,448,504	1,210,984
Income tax provision	123,734	174,560	406,593	504,318

Net income	$317,076	$243,929	$1,041,911	$706,666

Basic and fully diluted earnings per share:
Earnings per share amount	$0.10	$.08	$0.33	$0.22
Weighted average common shares outstanding	3,204,000	3,204,000	3,204,000	3,204,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,041,911	$706,666
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	50,199	58,859
(Decrease) in bad debt provision	(35,000)	(4,000)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	90,505	(132,139)
(Increase) in prepaid expenses	(23,341)	(6,088)
(Increase) in prepaid income tax	(20,692)	-
(Decrease) in accounts payable	(31,281)	(38,370)
(Decrease) increase in deferred rent expense	(6,447)	21,873
Increase in accrued expenses	94,344	25,536
Increase in credit card payable	1,647	-
(Decrease) in income tax payable	(81,715)	(10,111)
Increase (decrease) in unearned revenue	1,302	(985)
Net cash provided from operating activities	1,081,432	621,241

Cash flows from investing activities:
Purchase of computer equipment, furniture and office equipment	(30,418)	(13,446)
Net cash used in investing activities	(30,418)	(13,446)

Cash flows from financing activities:
Issuance of cash dividend	(19,923)	-
Net cash used in financing activities	(19,923)	-
Increase in cash	1,031,091	607,795

Cash at beginning of period	5,815,071	5,005,617
Cash at end of period	$6,846,162	$5,613,412

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Net income taxes paid	$558,999	$514,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations.  The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical information and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2017.  Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018

(Unaudited)

The Company derives its revenue from the sale of managed care, bill review, utilization review and nurse case management services. These services are billed individually as separate components to our customers. These fees include monthly administration fees, claim network fees, legal support fees, Medicare set-aside fees, lien service fees, workers’ compensation carve-outs, flat rate fees or hourly fees depending on the agreement with the client.

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

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy.  The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.   We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At September 30, 2018 and December 31, 2017, bad debt reserves of $25,150 and $60,150, respectively, was a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of September 30, 2018 and December 31, 2017, are as follows:

	9/30/2018	12/31/2017
Customer A	28%	35%
Customer B	12%	13%
Customer C	11%	5%

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

During the period ended September 30, 2018 and 2017, we had three customers that accounted for more than 10% of our total sales.  The following table sets forth details regarding the percentage of total sales attributable to our significant customers in the past two years:

	9/30/2018	9/30/2017
Customer A	28%	20%
Customer B	12%	13%
Customer C	11%	11%

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018

(Unaudited)

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

Beyond the core services we provide to facilitate client/employer’s involvement in employee medical treatment claims administration and patient treatment options, we also provide to our HCO and MPN clients a number of claims-related services that bring efficiencies to claim processing and management that further reduce the overall burden of workers’ compensation claims resolution.  These services include various back office type functions that assure cost efficiency and accuracy in claim processing, claim reimbursement and claim dispute resolution.

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

The following represents selected components of our consolidated results of operations, for the three-month periods ended September 30, 2018 and 2017, respectively, together with changes from period-to-period:

	For three months ended September 30,
	2018	2017	Amount Change	% Change
Revenues:
HCO fees	$372,664	$377,923	$(5,259)	-1%
MPN fees	128,113	142,257	(14,144)	-10%
NCM fees	624,655	582,544	42,111	7%
UR fees	327,744	277,886	49,858	18%
MBR fees	140,084	147,094	(7,010)	-5%
Other	83,049	73,203	9,846	13%
Total revenues	1,676,309	1,600,907	75,402	5%

Expense:
Depreciation and amortization	17,412	19,462	(2,050)	-11%
Bad debt provision	-	15,750	(15,750)	-100%
Consulting fees	91,619	90,079	1,540	2%
Salaries and wages	644,407	547,963	96,444	18%
Professional fees	91,080	109,064	(17,984)	-16%
Insurance	73,042	79,489	(6,447)	-8%
Outsource service fees	92,122	146,287	(54,165)	-37%
Data maintenance	16,661	12,160	4,501	37%
General and administrative	209,156	162,164	46,992	29%
Total expenses	1,235,499	1,182,418	53,081	4%

Income from operations	440,810	418,489	22,321	5%

Income before taxes	440,810	418,489	22,321	5%
Income tax provision	123,734	174,560	(50,826)	-29%

Net income	$317,076	$243,929	$73,147	30%

Revenue

Total revenues during the three-month period ended September 30, 2018, increased 5% to $1,676,309 compared to $1,600,907 during the three-month period ended September 30, 2017.

During the third quarter 2018, nurse case management, utilization review, and other fees increased 7%, 18%, and 13% respectively, while MPN, HCO, and medical bill review decreased by 10%, 1% and 5%, respectively.  Other revenues consisted of revenues derived primarily from network claims repricing services, lien representation services, legal support services, workers’ compensation carve out revenues and Medicare set-aside revenues.

HCO fees

During the three-month periods ended September 30, 2018 and 2017, HCO fee revenues were $372,664 and $377,923, respectively.  The 1% decrease in HCO revenue was primarily attributable to the loss of a customer at the end of our first quarter of 2018.

MPN fees

MPN fee revenue for the three-month periods ended September 30, 2018 and 2017, were $128,113 and $142,257, respectively, a decrease of 10%, due to the loss of one customer at the beginning of our fourth quarter of 2017 and one customer at the end of our first quarter of 2018.

NCM fees

During the three months ended September 30, 2018 and 2017, nurse case management revenue was $624,655 and $582,544, respectively.  The increase in nurse case management revenue of $42,111 was primarily from a new customer and the hiring of additional nurse case managers to handle more claims.

UR fees

During the three-month periods ended September 30, 2018 and 2017, utilization review revenue was $327,744 and $277,886, respectively.  The increase of $49,858 in the 2018 period was primarily attributable to the increase in utilization review referrals from existing customers and the addition of two new customers.

MBR fees

During the three-month period ended September 30, 2018, medical bill review revenue decreased $7,010 to $140,084 when compared to the same period a year earlier. This decrease was mainly caused by processing fewer hospital bills from existing customers. We believe this decrease in hospital bill reviews is principally the result of the implementation of hospital fee schedules. Many of our existing customers have elected to pay the fee schedule, as opposed to having us review their hospital bills. Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement. Such services include, but are not limited to, coding review and re-bundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements. Our medical bill review services can result in significant network savings.

Other

Other fees consist of revenue derived from network access and claims repricing, lien representation, legal support services, Medicare set-aside and workers’ compensation carve-out services.  Other fee revenue for three-month periods ended September 30, 2018 and 2017, were $83,049 and $73,203, respectively. The increase of $9,846 was the result of current clients referring more Medicare set-asides to be processed. We recorded no carve-out, lien representation, or legal support services during the three-month period ended September 30, 2018.

Expenses

Total expenses for the three months ended September 30, 2018 and 2017, were $1,235,499 and $1,182,418, respectively.  The increase of $53,081 was the result of increases in consulting fees, salaries and wages, data maintenance expense, and general and administrative expense partially offset by decreases in depreciation and amortization, bad debt provision, professional fees, insurance and outsource service fees.

Depreciation and Amortization

During the three-month period ended September 30, 2018, we recorded depreciation and amortization expense of $17,412 compared to $19,462 during the comparable 2017 period.  The decrease in depreciation and amortization was primarily attributable to certain fixed assets being fully depreciated during the three-months ended September 30, 2018.

Bad Debt Provision

During the three-month period ended September 30, 2018, bad debt provision decreased to $0 from $15,750 during the three-month period ended September 30, 2017.  This decrease was primarily the result of clients paying certain invoices that were outstanding over 90 days during fiscal 2018.

Consulting Fees

During the three months ended September 30, 2018, consulting fees increased to $91,619 from $90,079 during the three months ended September 30, 2017. This increase was primarily the result of a net increase in consulting fees resulting from hiring a new consultant. This expense was partially offset by the termination of another consultant.

Salaries and Wages

During the three-month period ended September 30, 2018, salaries and wages increased 18% to $644,407 compared to $547,963 during the same period in 2017. The increase in salaries and wages of $96,444 was primarily the result of hiring a Director of Healthcare and other employees for various departments.

Professional Fees

For the three months ended September 30, 2018, we incurred professional fees of $91,080 compared to $109,064 during the three months ended September 30, 2017.  The $17,984 decrease in professional fees was primarily the decrease in medical consultant fees partially offset by a net increase in other professional fees.

Insurance

During the three-month period ended September 30, 2018, we incurred insurance expenses of $73,042, an 8% decrease over the same three-month period in 2017.  This decrease in insurance expense was primarily attributable to lower group health insurance premiums when compared to the same period in 2017 because we had fewer employees in the 2018 period. We do not expect current insurance fees to increase significantly over the remaining months of 2018.

Outsource Service Fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing utilization review, medical bill review, Medicare set-aside services and field case management fees and typically tends to increase and decrease in correspondence with increases and decreases in demand for those services.  We incurred $92,122 and $146,287 in outsource service fees during the three-month periods ended September 30, 2018 and 2017, respectively.  The decrease of $54,165 was primarily the result of decreases in outsource services required for utilization review, medical bill review and nurse case management.  We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review and certain nurse case management services we provide in the future.

Data Maintenance

During the three-month periods ended September 30, 2018 and 2017, data maintenance fees were $16,661 and $12,160, respectively.  The increase of $4,501 was primarily the result of higher levels of customer notification fees realized for new and existing customers during the three-month period ended September 30, 2018 when compared to the same period in 2017.  Data maintenance fees tend to fluctuate from month to month depending on when new customers are enrolled, when the annual renewal of existing customer notification is due, and how many new employees our customers enroll in our HCO or MPN program.

General and Administrative

During the three-month period ended September 30, 2018, general and administrative expenses increased 29% to $209,156 when compared to the three-month period ended September 30, 2017.  This increase of $46,992 was primarily attributable to increases in auto expense, dues and subscriptions, licenses and permits, parking, rent-expense equipment, rent expense, and transfer agent fees partially offset by decreases in IT enhancement, postage and delivery, and travel and entertainment. We do not expect current levels of general and administrative expenses to materially increase during the remaining months of 2018.

Income from Operations

As a result of the 5% increase in total revenue during the three-month period ended September 30, 2018, which was partially offset by the 4% increase in total expenses during the same period, our income from operations increased by 5% during the three-month period ended September 30, 2018, when compared to the same period in 2017.

Income Tax Provision

We realized income before taxes of $440,810 and $418,489 during the three-month periods ended September 30, 2018 and 2017, respectively. However, we realized a $50,826, or 29%, decrease in our income tax provision. The lower provision of income taxes was the result of implementing the lower corporate tax rate at the beginning of fiscal 2018 partially offset by higher income taxes resulting from the increase in income before taxes.

Net Income

During the three-month period ended September 30, 2018, total revenues of $1,676,309 was 5% higher when compared to the same period in 2017.  This increase in total revenues was partially offset by a 4% increase in total expenses, resulting in a 5% increase in income from operations compared to the three months ended September 30, 2017.  Correspondingly, we realized net income of $317,076 for the three-month period ended September 30, 2018, which reflects a 30% increase compared to the three-month period ended September 30, 2017.

Comparison of nine months ended September 30, 2018 and 2017

The following represents selected components of our consolidated results of operations, for the nine-month periods ended September 30, 2018 and 2017, respectively, together with changes from period-to-period:

	For nine months ended September 30,
	2018	2017	Amount Change	% Change
Revenues:
HCO fees	$1,132,371	$1,041,328	$91,043	9%
MPN fees	393,390	427,228	(33,838)	-8%
NCM fees	1,822,826	1,824,121	(1,295)	-0%
UR fees	914,262	788,229	126,033	16%
MBR fees	380,293	481,352	(101,059)	-21%
Other	277,993	255,542	22,451	9%
Total revenues	4,921,135	4,817,800	103,335	2%

Expense:
Depreciation and amortization	50,199	58,859	(8,660)	-15%
Bad debt provision	(35,000)	30,500	(65,500)	-215%
Consulting fees	255,882	246,073	9,809	4%
Salaries and wages	1,763,235	1,734,321	28,914	2%
Professional fees	246,293	308,295	(62,002)	-20%
Insurance	213,242	257,495	(44,253)	-17%
Outsource service fees	351,962	404,538	(52,576)	-13%
Data maintenance	65,890	71,261	(5,371)	-8%
General and administrative	560,928	495,474	65,454	13%
Total expenses	3,472,631	3,606,816	(134,185)	-4%

Income from operations	1,448,504	1,210,984	237,520	20%

Income before taxes	1,448,504	1,210,984	237,520	20%
Income tax provision	406,593	504,318	(97,725)	-19%

Net income	$1,041,911	$706,666	$335,245	47%

Revenue

Total revenues during the nine-month period ended September 30, 2018, increased 2% to $4,921,135 compared to $4,817,800 during the nine-month period ended September 30, 2017.

During the first nine-months of 2018, HCO, utilization review, and other revenue increased 9%, 16% and 9% respectively, while MPN and medical bill review decreased by 8% and 21%, respectively.  NCM revenue was slightly lower.  Other revenues consisted of revenues derived primarily from network claims repricing services, lien representation services, legal support services, workers’ compensation carve-out revenues and Medicare set-aside revenues.

HCO fees

During the nine-month periods ended September 30, 2018 and 2017, HCO fee revenues were $1,132,371 and $1,041,328 respectively. The 9% increase in HCO revenue was primarily attributable to increases by one major client, partially offset by lower revenues from several existing HCO customers when compared to the same period in 2017.

MPN fees

MPN fee revenue for the nine-month periods ended September 30, 2018 and 2017, was $393,390 and $427,228 respectively, a decrease of 8%, resulting from the loss of two customers and decreases in revenue from others.

NCM fees

During the nine-months ended September 30, 2018 and 2017, nurse case management revenue was $1,822,826 and $1,824,121, respectively.  The decrease in nurse case management revenue of $1,295 was primarily the result of losing a customer during our first quarter 2018 which was partially offset by increases in revenues from existing customers and gaining one new customer.  As a result of losing a significant customer in the first quarter 2018, there is no assurance that nurse case management revenue will decrease at the rate realized during the nine months ended September 30, 2018, for the remainder of fiscal 2018.

UR fees

During the nine-month periods ended September 30, 2018 and 2017, utilization review revenue was $914,262 and $788,229, respectively.  The increase of $126,033 in the 2018 period was attributable to increased volume from existing customers and the addition of two new customers in third quarter 2018. Utilization review can provide a safeguard against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, etc. Through our skilled staff and automated review system, we are able to deliver utilization review services that cut overhead costs for the self-insured clients, insurance companies and the public entities we service.

MBR fees

During the nine-month period ended September 30, 2018, medical bill review revenue decreased $101,059 to $380,293 when compared to the same period a year earlier.  This 21% decrease was mainly caused by processing fewer hospital bills from existing customers. As mentioned above, we believe this decrease in hospital bill reviews is principally the result of the implementation of hospital fee schedules. Many of our existing customers have elected to pay the fee schedule, as opposed to having us review their hospital bills.

Other

Other fees consist of revenue derived from network access and claims repricing, lien representation, legal support services, Medicare set-aside and workers’ compensation carve-out services.  Other fees revenue for nine-month periods ended September 30, 2018 and 2017, were

$277,993 and $255,542, respectively. The increase of $22,451 was primarily the result of increased Medicare set-aside referrals. We did not record any revenue for lien representation, legal support services, and workers’ compensation carve-out services.

Expenses

Total expenses for the nine-months ended September 30, 2018 and 2017, were $3,472,631 and $3,606,816, respectively.  The decrease of $134,185 was the result of decreases in depreciation, bad debt, professional fees, insurance, outsource service fees and data maintenance, partially offset by increases in consulting fees, salaries and wages and general and administrative fees.

Depreciation and Amortization

During the nine-month period ended September 30, 2018, we recorded depreciation and amortization expense of $50,199 compared to $58,859 during the comparable 2017 period.  The decrease in depreciation and amortization was primarily attributable to certain fixed assets being fully depreciated during the nine-months ended September 30, 2018.

Bad Debt Provision

During the nine-month period ended September 30, 2018, bad debt provision decreased by $65,500 compared to the nine-month period ended September 30, 2017.  This decrease was primarily the result of various delinquent customers making payments which resolved their uncollectible status.

Consulting Fees

During the nine-months ended September 30, 2018, consulting fees increased to $255,882 from $246,073, when compared the nine months ended September 30, 2017.   This 4% increase was mainly the result of hiring a consultant to assist us in our merger and acquisition strategies.

Salaries and Wages

During the nine-month period ended September 30, 2018, salaries and wages increased 2% to $1,763,235 compared to $1,734,321 during the same period in 2017. This increase was primarily the result of additional staffing in nurse case management, HCO, MPN, and on July 1, 2018, we reinstated the senior executive 10% salary reductions implemented in June 2016.

Professional Fees

For the nine-months ended September 30, 2018, we incurred professional fees of $246,293 compared to $308,295 during the nine months ended September 30, 2017.   The decrease of $62,002 in professional fees was primarily the result of lower fees paid for accounting, legal, and nurse case management services, partially offset by increased fees for medical consulting and other fees related to Medicare set-asides.

Insurance

During the nine-month period ended September 30, 2018, we incurred insurance expenses of $213,242, a 17% decrease over the same nine-month period in 2017.  The decrease in insurance expense was primarily attributed to lower workers’ compensation premiums for our employees and lower directors’ and officers’ insurance premiums during the nine-month period ended September 30, 2018 compared to the same period in 2017. We do not expect current insurance fees to increase significantly over the remaining months of 2018.

Outsource Service Fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing utilization review, medical bill review, Medicare set-aside services, field nurse case management services, and typically tends to fluctuate in correspondence with demand for those services.

We incurred $351,962 and $404,538 in outsource service fees during the nine-month periods ended September 2018 and 2017, respectively.  The decrease of $52,576 was primarily the result of decreases in outsource services required for field nurse case management fees.  We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review and certain nurse case management services we provide in the future.

Data Maintenance

During the nine-month period ended September 30, 2018 and 2017, data maintenance fees were $65,890 and $71,261, respectively. The decrease of $5,371 was primarily the result of losing a major customer, which was partially offset by increases in data maintenance by other existing customers during the nine-month period ended September 30, 2018.

General and Administrative

During the nine-month period ended September 30, 2018, general and administrative expense increased 13% to $560,928 when compared to the nine-month period ended September 30, 2017.  This increase of $65,454 was primarily attributable to increases in auto expense, bank charges, dues and subscriptions, education expense, employment agency fees, licenses and permits, telephone expense, rent expense, partially offset by decreases in charitable contributions, IT enhancement, postage, travel and entertainment expense, and miscellaneous expense. We do not expect current levels of general and administrative expenses to materially increase during the remaining months of 2018.

Income from Operations

As a result of the 2% increase in total revenue during the nine-month period ended September 30, 2018, coupled with a 4% decrease in total expenses, our income from operations before taxes increased to $1,448,504 a 20% increase compared to the same period in 2017.

Income Tax Provision

We realized income before taxes of $1,448,504 and $1,210,984 during the nine-month periods ended September 30, 2018 and 2017, respectively.  However, as a result of implementing the lower corporate tax rate at the beginning of fiscal 2018 we realized a $97,725, or 19%, decrease in our income tax provision.

Net Income

During the nine-month period ended September 30, 2018, total revenues of $4,921,135 was 2% higher when compared to the same period in 2017.  This increase in total revenues together with a decrease of 4% in total expenses resulted in a 20% increase in income from operations.  Correspondingly, we realized net income of $1,041,911 for the nine-month period ended September 30, 2018, a 47% increase compared to the nine-month period ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had cash on hand of $6,846,162 compared to $5,815,071 at December 31, 2017.  The $1,031,091 increase was the result of net cash provided by our operating activities, partially offset by cash used in investing activities and financing activities. The increase in cash flow from operating activities was primarily the result of increases in net income, depreciation and amortization, credit card payables, accrued expenses and a decrease in accounts receivable and unearned revenues, partially offset by decreases in bad debt provision, income tax payable, deferred rent expenses, accounts payable and increases in prepaid expenses and prepaid income tax. We used $30,418 in investing activities to purchase computers, furniture and equipment.  Cash for financing activities of $19,923 was used to issue cash dividends previously authorized by the Company.  Barring a significant downturn in the economy or the loss of major customers, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses over the next twelve months.

We currently have planned certain capital expenditures during 2018, to expand our IT capabilities.  We believe we have adequate capital on hand to cover these expenditures and do not anticipate this will require us to seek outside sources of funding.

We continue to investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We are also looking to expand our business into the insurance industry. We are actively conducting a search to for a suitable insurance company to acquire.  At the current time, there is no assurance we can identify a suitable candidate or negotiate acceptable terms of an acquisition.  If we do find a suitable acquisition candidate, we anticipate an acquisition of this sort will require greater capital resources than we currently possess, which would likely require us to seek debt and/or equity financing.  We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining equity or debt financing when needed on favorable terms, or at all.  We could also use shares of our capital stock as consideration for a business acquisition transaction.  The use of our capital stock either for an equity financing or as consideration for an acquisition could lead to substantial dilution to our existing shareholders.

Cash Flow

During the nine months ended September 30, 2018, cash was primarily used to fund operations. We had a net increase in cash of $1,031,091 during the nine months ended September 30, 2018.  See below for additional information.

	For the nine months ended September
	2018 (unaudited)	2017 (unaudited)

Net cash provided from operating activities	$1,081,432	$621,241
Net cash used in investing activities	(30,418)	(13,446)
Net cash used in financing activities	(19,923)	-

Net increase in cash	$1,031,091	$607,795

During the nine months ended September 30, 2018 and 2017, net cash provided by operating activities was $1,081,432 and $621,241, respectively.  As discussed herein, we realized net income of $1,041,911 during the nine months ended September 30, 2018, compared to net income of $706,666 during the nine months ended September 30, 2017.

Net cash used in investing activities was $30,418 and $13,446 during the nine-month periods ended September 30, 2018 and 2017, respectively.  During the nine-month periods ended September 30, 2018 and 2017, net cash used in investing activities was used to purchase computer equipment, furniture and office equipment.

Net cash used in financing activities during the nine-month periods ended September 30, 2018 and 2017 was $19,923 and $0, respectively. During the 2018 period certain shareholders submitted the necessary paperwork to receive payment of the cash dividend declared on their shares in 2015. We received no similar requests during the 2017 period.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of September 30, 2018.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment	$36,182	$20,675	$15,507	$-	$-
Office Leases	$903,973	238,146	665,827	-	-
Total Operating Leases	$940,155	$258,821	$681,334	$-	$-

Off-Balance Sheet Financing Arrangements

As of September 30, 2018, we had no off-balance sheet financing arrangements.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101

The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	November 14, 2018	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	November 14, 2018	/s/ Fred Odaka
Fred Odaka Chief Financial Officer