Form 10-K
period 2018-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2019-03-29
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7,141,500.

As of March 28, 2019, the issuer had 3,200,000 shares of its $.001 par value common stock outstanding.

Documents incorporated by reference: None

PACIFIC HEALTH CARE ORGANIZATION, INC.

Throughout this Annual Report on Form 10-K, unless the context indicates otherwise, the terms, “we,” “us,” “our” or “the Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”), Industrial Resolutions Coalition, Inc. (“IRC”), Medex Managed Care, Inc. (“MMC”), Medex Medical Management, Inc. (“MMM”), Medex Legal Support, Inc., (“MLS”) and Pacific Medical Holding Company, Inc (PMHC).

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this Annual Report on Form 10-K that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to statements about future demand for the products and services we offer, changes in the composition of the products and services we offer, the impact of the loss of one or more major customers, our ability to add new customers to replace the loss of current customers, the regulatory environment in which we operate, future revenues, expenses, results of operations, liquidity and capital resources or cash flows, or our actions, intentions, plans, strategies and objectives and other risks and uncertainties detailed elsewhere in this Annual Report on Form 10-K.  Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; cost reduction efforts by our existing and prospective customers; competition within our industry, including competition from much larger competitors; business combinations; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; our ability to retain existing customers and to attract new customers; price increases; employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

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

Pacific Health Care Organization, Inc. (the “Company”) is a specialty workers’ compensation managed care company providing a range of services principally to California employers and claims administrators.  The Company was incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., in January 2001.  In February 2001, the Company acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized in March 1994, in a share for share exchange.  Medex is a wholly-owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (“MPNs”) in the state of California.  In August 2001, we formed Industrial Resolutions Coalition, Inc. (“IRC”), a California corporation, as a wholly-owned subsidiary of PHCO.  IRC oversees and manages the Company’s Workers’ Compensation Carve-Outs services. In June 2010, the Company acquired Medex Legal Support, Inc. (“MLS”), a Nevada corporation incorporated in September 2009.  MLS offers lien representation services and Medicare Set Aside (“MSA”) services.  In February 2012, we incorporated Medex Medical Management, Inc., (“MMM”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMM is responsible for overseeing and managing medical case management services. In March 2011, we incorporated Medex Managed Care, Inc. (“MMC”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMC oversees and manages the Company’s utilization review and managed bill review services. In October 2018, the Company incorporated Pacific Medical Holding Company, Inc. (“PMHC”) to act as a holding company for future potential acquisitions.

Company History

Pacific Health Care Organization, Inc. is a Utah corporation incorporated in 1970.  In 2001 PHCO acquired Medex Healthcare, Inc. and subsequently established several other operating subsidiary companies to create a workers’ compensation managed-care company that offers an integrated and layered array of complimentary business solutions that enable our clients to better manage their employee worker compensation related healthcare administration costs. In 2018, the Company established Pacific Medical Holding Company, Inc. with the intent that it be used as a holding company if the Company is successful in identifying a suitable insurance carrier acquisition target and completes such an acquisition.

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

Our core service focuses on the reduction of medical treatment costs by enabling our client/employers to share the control over the medical treatment process.  This control is obtained by participation in one of our medical treatment networks.  We hold several valuable government-issued licenses to operate medical treatment networks.  Through Medex we hold two of the total of nine licenses issued by the State of California to establish and manage a Health Care Organization (“HCO”) within the state of California. We also hold approvals issued by the State of California to act as a Medical Provider Network (“MPN”).  Our HCO and MPN programs provide our client/employers with provider networks within which the client/employer has some ability to direct the administration of the claim.  This is designed to decrease the incidence of fraudulent claims and disability awards and ensure injured employees receive the necessary back-to-work rehabilitation and training they need.  We also offer medical case management, formerly called nurse case management, program that keeps medical treatment claims progressing to a resolution and assures treatment plans are aligned from a medical perspective.  Nurse oversight is a collaborative process that assesses plans, implements, coordinates, monitors and evaluates the options and services required to meet an injured worker’s health needs.

Health Care Organizations

An HCO is a network of health care professionals specializing in the treatment of workplace injuries and in back-to-work rehabilitation and training of our clients’ employees.  HCOs were created to appeal to injured workers, while providing substantial savings to the client/employers.  In most cases, our HCO programs gives the client/employer 180 days of medical control in a provider network within which the client/employer can direct the administration of the claim.  The injured worker may change physicians once during this period, but the worker may not leave the provider network.  The increased length of time during which the client/employer has control over administration of the claim is designed to decrease the incidence of fraudulent claims and disability awards.  The right to control treatment within a network is also based upon the notion that if there is more control over medical treatment there will be more control over getting injured workers healthy and back on the job.  An outcome would be to control total claim treatment cost and related workers’ compensation insurance premiums.

Our HCO licenses allow us to cover the entire state of California.  Our clients can offer their injured workers a choice of enrolling in an HCO with a network managed by primary care providers which requires primary care physicians to make referrals to needed specialists or in an HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

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

Medical Case Management

Medical case management, formerly called nurse case management, keeps medical treatment claims progressing to a resolution and assures treatment plans are aligned from a medical perspective.  Medical oversight is a collaborative process that assesses plans, implements, coordinates, monitors and evaluates the options and services required to meet an injured worker’s health needs.  Medical case managers act as a liaison between the injured worker, claims adjuster, medical providers and attorneys to achieve optimal results for injured workers and employer/clients.

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

Workers’ Compensation Carve-outs

Some employers can opt out of the standard workers’ compensation regulatory scheme through carve-out agreements that comply with state law requirements.  We facilitate the negotiation of legal agreements for the implementation of Workers’ Compensation Carve-Outs for California client/employers and provide services to the carve-out agreement parties.  Under such carve-out agreements certain clients can access our HCOs, MPN and medical case management program.

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

All our services are fully integrated to allow for partial and full bundling of services and sharing of information across all our platforms.  Our bundled services have allowed some client/employers to achieve up to a 70% reduction in the cost of injury claim resolution while maintaining superior treatment for injured workers. Seamless integration between services enhances cost-savings by providing concurrent access to complete, accurate and timely information relating to our HCOs, MPNs or PPO networks and all our ancillary services as claims are managed to completion.  Among such services are:

Utilization Review

Using skilled staff and an automated review system, we deliver utilization review services to self-insured clients, insurance companies and public entities. Utilization review is designed to evaluate the medical necessity of proposed treatment by comparing medical records against accepted medical guidelines. Its purpose is to serve as a safeguard against liability for medical costs that are not medically appropriate or approved by the relevant medical and legal authorities and the payor. Reviews are conducted at the appropriate qualification level for the request and the proposed determination, and within the timelines set by the relevant regulations. The Company complies and participates with regulatory audits of Utilization Review Organizations, and in accordance with some state laws, maintains a full accreditation by URAC.

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

Medicare Set-aside Fees

We provide Medicare set-aside services for workers’ compensation claims which is a financial agreement that allocates a portion of a workers’ compensation settlement to pay for future medical services related to the work-place injury, illness, or disease.  The purpose of the set-aside arrangement is to provide funds to the injured party to pay for future medical expenses that would otherwise be covered by Medicare.  This program affords our client/employers an effective way to overcome complications after settlement and avoids unnecessary costs attached to the claim.

Marketing and Customers

We provide services to virtually any size employer in the state of California as well as insurers, third party administrators, self-administered employers, municipalities and other industries.  We also provide some client/employers utilization review, medical case management and medical provider network, medical bill review, network access fee services and Medicare set-aside services outside the state of California.

Marketing and sales are achieved at multiple levels from client referrals, conference presentations, responding to RFPs, and advertisement. We service both local and national accounts, however, with an emphasis on California focused markets. Our sales and marketing activities are conducted by account managers with the assistance of our executive team members.

During 2018, Preferred Operator Group, LLC (POG) and Hilton Worldwide accounted for approximately 28% and 12% respectively, of our total sales.

Competition

We were one of the first commercial enterprises capable of offering HCO services and MPN services in California.  Now there are many companies who compete in this market.  Many of these competitors are larger than PHCO and may have greater financial, research and marketing experience and resources than we do, and they may therefore represent substantial long-term competition.  As of December 31, 2018, in California there were nine certified health care organization licenses issued to seven companies. We own two of the nine licenses and have six possible direct HCO competitors.  Only two of these HCO competitors, however, are currently writing HCO business due to the complexity of the HCO regulations.  There are minimal requirements for establishing MPNs and therefore, as of December 31, 2018, there were 2,432 active MPNs in the State of California according to the DWC MPN website.  Of these, we have received approval for and administer 33 MPNs.

We compete on both quality of service delivery and price of services.  We maintain quality of service by virtue of the training, skill and experience of our professional staff and numerous outside consultants. We compete on price through our integrated and robust information technology systems.  We focus our business primarily to those employers and payers who use our HCO and/or MPN services.  We anticipate that this focus will keep most of this business stable and renewable.  However, periodically we expect that some large clients may establish the in-house capability of performing the services we offer, as this has occurred in the past.  If we are unable to compete effectively, it will be difficult for us to retain current customers or add new customers, and our business, financial condition, and results of operations could be materially and adversely affected.

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

We offer both HCO and MPN programs to potential clients, as well as an HCO/MPN combination model, which we believe also gives us a competitive advantage, because of the way the network was created.  While some of our competitors offer either HCO or MPN services, to our knowledge, none of our competitors offer this type of HCO/MPN combination model, nor, in our opinion, do they have the legal and medical expertise to administer one.

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

As discussed above, the provision of workers’ compensation managed care in the state of California is governed by legislation and secondary regulations.  We are required to be licensed or receive regulatory approval to operate our networks in California. California and other jurisdictions require individuals who engage in claim adjusting and certain other insurance service activities to be personally licensed. In many jurisdictions, licensing laws and regulations generally grant broad discretion to supervisory authorities to adopt and amend regulations and to supervise regulated activities.

The services we provide have developed largely in response to legislation or other governmental action.   Changes in the legislation regulating workers’ compensation may create greater or lesser demand for the services we offer or require us to develop new or modified services to meet the needs of the marketplace and compete effectively.  We could also be materially and adversely affected if the state of California were to elect to reduce the extent of medical cost containment strategies available to insurance companies and other payers or adopt other strategies for cost containment that would not support demand for our services. In order to obviate such possibilities as much as possible, we have engaged a California-based lobbyist with expertise in workers’ compensation. When there is proposed legislation in California, even in the discussion stage, that might affect our business, we are immediately notified and are often included as stakeholders for preliminary discussions.

There has been considerable discussion of healthcare reform at both the federal and state level in recent years.  Due to uncertainties regarding the ultimate features of reform initiatives and the timing of their enactment, we cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on our business or within the industry in which we participate.  It is current thinking that it is doubtful that any such healthcare reform would significantly impact workers’ compensation, which is primarily a disability program, not medical.

Employees

Including the employees of our subsidiaries, as of March 28, 2019 we employed 38 full-time employees.  We also use the services of several consultants.  Over the next twelve months, we anticipate hiring additional employees only if business revenues increase and our operating requirements warrant such hiring.

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

A significant portion of operating revenue is received from a relatively small group of our customers.  Combined sales for two customers accounted for approximately 40% and 31% of our total revenue in 2018 and 2017, respectively.

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

We cannot guarantee that significant customers will not, at some point, terminate or reduce our services.  The loss of one or more significant customers has historically had an adverse impact on our business, results of operations, cash flows and financial condition, sometimes materially, until such time as we were able to retain new customers to replace them. While we continue to work to lessen this risk, we believe this will continue to be a risk into the foreseeable future.

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

Our business is driven substantially by the relation between the value we provide and the amounts we charge for that value.  If the scope and quality of our services lag behind the market or lower cost participants can provide competitive services at lower prices, we may lose client/employers which could have an adverse impact on our results of operations and financial condition.

As noted in the description of business, we are in the business of assisting our client/employers control the cost of their employee workers’ compensation claims.  While we believe that factors, including the quality of care provided to the employee, the rapidity at which the employee returns to work, and the service provided to the customer, play a part in the selection and retention process of our customers, we understand that price is a primary determining factor in whether client/employers selects or retains our services.  While our competitors may offer direct fees less than those we charge, they have traditionally added fees to their other associated services and thus raised total cost of their services.  If our competitors can reduce the cost at which they provide services, we anticipate that we would have to likewise attempt to reduce the cost at which we provide our services or risk losing employer customers.  Either outcome could have a material adverse impact on our business, results of operations and financial condition.

Our financial performance is tied to the quality of the information technology platform we use to provide our services and communicate with our clients.  The information technology business evolves rapidly, and advancements can disrupt or alter the competitive environment.

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

Within the past few years, as the labor market becomes less labor intensive and more services oriented, there are fewer work-related injuries. Additionally, employers are being more proactive to prevent injuries. Changes in the strength of the economy also affect the size and activity of the work force and consequently the level of workers’ compensation claims.  In addition to working with our client/employers, we also provide outsource services to payors of worker’s compensation benefits.  These payors include third party administrators, insurance companies, self-insured, self-administered employers and municipalities.

If the number of workers’ compensation continues to decrease or if payors reduce the amount of work they outsource in an already flat-to-declining market, our business financial condition and results of operations could be affected negatively.

Failure to maintain our licenses would have material impact on our business.

We require state issued licenses to operate our HCOs and approvals of our MPN networks in the state of California.  If the state of California were to determine that we have failed to comply with the licensure requirements, it has the authority to deny, suspend or revoke our licenses.  If our licenses were suspended or revoked, we would no longer be able to operate our HCO and/or MPN networks.  In addition to the reduction in revenue we would experience from the loss of our HCO and/or MPN operations, the other services we offer would likely also be impacted negatively as many of the customers for our utilization review, medical bill review and medical case management services are derived from our HCO and MPN clientele.

If we are successful in making strategic acquisitions, there exists a risk that an acquisition could have a negative impact on our business.

To date, we have been unsuccessful in our efforts to identify suitable acquisition candidates. Even if we are successful identifying and making a strategic acquisition, there can be no assurance such acquisition will positively impact of business and results of operations. Acquisitions are subject to several risks. Expenses arising from our efforts could have a negative impact on operating results, at least in the short term. If such a transaction does occur, there can be no assurance that we will be able to integrate effectively any acquired business. In addition, any such transaction would be subject to various risks associated with the acquisition of businesses, including, but not limited to, the following:

•

an acquisition may (i) negatively impact our results of operations because it may require incurring large one-time charges, substantial debt or liabilities; (ii) require the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets; or (iii) cause adverse tax consequences, substantial depreciation, or deferred compensation charges;

•

we may encounter difficulties in assimilating and integrating the business, technologies, products, services, personnel, or operations of companies that are acquired, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt ongoing business, divert resources, increase expenses, and distract management;
•	the acquired businesses, products, services, or technologies may not generate sufficient revenue to offset acquisition costs;
•	we may have to issue equity or debt securities to complete an acquisition, which would dilute the position of stockholders and could adversely affect the market price of our common stock; and
•	the acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience.

There can be no assurance that we will be able to identify or consummate any future acquisitions on favorable terms, or at all, or that any future acquisition will not have an adverse impact on our business or results of operations. If suitable opportunities arise, we may finance such transactions through debt or equity financing. There can be no assurance, however, that such debt or equity financing would be available to us on acceptable terms when, and if, suitable strategic opportunities arise.

Our business is subject to online security risks, and if we are unable to safeguard the security and privacy of confidential data, our reputation and business could be harmed.

Our services involve the collection and storage of confidential information and the transmission of this information.  For example, we collect personal information, information regarding medical history, and information regarding medical treatments.  In certain cases, such information is provided to third-parties, and we may therefore be unable to control the use of such information or the security protections employed by such third-parties.  We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches.  Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently.  As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.  Any compromise or perceived compromise of our security (or the security of our third-party service providers who have access to our enrollees’ confidential information) could damage our reputation and our relationship with our customers, third-party administrators, insurers and enrollees, could reduce demand for our services and could subject us to significant liability as well as regulatory action.  In addition, if new data security laws are implemented, or our customers determine to impose new requirements on us relating to data security, we may be unable to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell our services.

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

Comprehensive tax reform could adversely affect our business and financial condition.

Tax laws, regulations, and policies in various jurisdictions may be subject to significant change due to economic, political and other conditions. The recently enacted U.S. tax reform legislation referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA”), significantly changes how the U.S. taxes corporations, and many of those changes went into effect for the first time for the 2018 tax year. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from our interpretation. As we continue our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance, we may adjust the provisional amounts that we have recorded, which may materially impact our provision for income taxes in the period in which the adjustments are made. In addition, state or local jurisdictions may enact tax laws in response to the TCJA that could result in further changes to taxation and materially affect our financial position and results of operations.

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

California has licensing and other regulatory requirements applicable to our business.  These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control and dispute resolution procedures.  These regulatory programs may result in increased costs of operation for us, which may have an adverse impact upon our ability to compete with other available alternatives for healthcare cost control.  Regulation in the healthcare and workers’ compensation fields is constantly evolving.  We are unable to predict what additional government initiatives affecting our business, if any, may be promulgated in the future.  Our business may be adversely affected by failure to comply with existing laws and regulations, failure to obtain/retain necessary licenses and government approvals or failure to adapt to new or modified regulatory requirements.  Proposals for healthcare legislative reforms are regularly considered at the federal and state levels.  To the extent that such proposals affect workers’ compensation, such proposals may affect adversely our business, financial condition and results of operations.  In addition, changes in workers’ compensation and managed health care laws or regulations may reduce demand for our services, require us to develop new or modified services to meet the demands of the marketplace or reduce the fees that we may charge for our services.  Any of these factors could materially impact our results of operations.

Exposure to potential litigation and legal liability may adversely affect our financial condition and results of operations.

Through our utilization review and medical case management services, we make recommendations concerning the appropriateness of providers’ medical treatment plans of patients, and as a result, could be exposed to claims for adverse medical consequences.  We do not grant or deny claims for payment of benefits and we do not believe that we engage in the practice of medicine or the delivery of medical services.  There can be no assurance, however, that we will not be subject to claims or litigation related to the authorization or denial of claims for payment of benefits or allegations that we engage in the practice of medicine or the delivery of medical services.

In addition, there can be no assurance that we will not be subject to other litigation that may adversely affect our business, financial condition or results of operations, including but not limited to being joined in litigation brought against our customers in the managed care industry.  We maintain professional liability insurance and such other coverages as we believe are reasonable considering our experience to date.  We also cannot assure you that our insurance will provide sufficient coverage or that insurance companies will make insurance available at a reasonable cost to protect us from significant future liability.

The price and trading volume of our common stock may be volatile, which may negatively affect the value and liquidity of your shares.

The market price of our common stock may be highly volatile and subject to wide fluctuations.  During the twelve-month period ended December 31, 2018 the low price for our common stock was $3.40 per share and the high price was $5.75 per share.  Our common stock is currently quoted on the OTCQB, which is generally a thinly traded market that lacks the liquidity of certain other public markets.  Additionally, there are a limited number of our shares of common stock outstanding, which may further limit the liquidity of our shares.  Moreover, in the past, stock markets have experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets resulting in changes in the market price of the stock of many companies, which may not have been directly related to the operating performance of those companies.  We cannot assure you that the market price for our common stock will not fluctuate or decline significantly in the future or that there will be sufficient trading volume in our common stock to allow you to sell your shares in the market when you desire to do so.

Our Chief Executive Officer, President and Chairman of the board of directors has the ability to exercise significant control over the Company.

Tom Kubota, our Chief Executive Officer, President and Chairman of the board of directors beneficially owns 1,957,900 shares, or approximately 61%, of our outstanding common stock.  Since 2008, Mr. Kubota has held a majority of our outstanding common stock and voting control of the Company.  Mr. Kubota also holds 4,000 shares of our Series A preferred stock, which represents 100% of the outstanding shares of Series A preferred stock.  In most matters, our Series A preferred stock is treated on parity with our common stock on a share-for-share basis, with the exception that each share of Series A preferred stock is entitled to 20,000 votes of common stock on all matters submitted to a vote of our common stock holders.  The Series A preferred stock is convertible to shares of common stock on a one share for one share basis at the election of the holder thereof.  This capital structure may be viewed positively, negatively or indifferently by the market, investors and potential acquisition targets.  If, it is viewed negatively, it could affect the liquidity and/or market price for our common stock, our ability to merger and acquisition or capital raising transactions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 2.	PROPERTIES

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

	High	Low
Fiscal year ended December 31, 2018*
Fourth Quarter	$5.44	$4.05
Third Quarter	$5.70	$4.75
Second Quarter	$5.75	$3.40
First Quarter	$4.63	$3.88

Fiscal year ended December 31, 2017*

Fourth Quarter	$4.06	$3.07
Third Quarter	$3.50	$2.55
Second Quarter	$3.82	$3.00
First Quarter	$3.25	$2.63

* All amounts adjusted to reflect the four-shares-for-one-share forward split of the Company’s stock that took effect on April 5, 2018.

Holders

As of March 28, 2019, we had 290 shareholders of record holding 3,200,000 shares of our common stock.  The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in “nominee” or “street” name by banks, brokers and other financial institutions.

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

We did not declare dividends on our outstanding common stock during the years ended December 31, 2018 and 2017 and we do not currently anticipate declaring cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is set forth in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K under the heading “Equity Compensation Plans”.

Performance Graph

Smaller reporting companies are not required to provide the information required by this Item.

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the year ended December 31, 2018, which were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchaser, purchased any of our equity securities during the year ended December 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2018 and 2017, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 26 of this Annual Report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations, financial condition, liquidity and capital resources.  Our actual results, financial condition, liquidity and capital resources may vary from the results anticipated by these statements.  We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.  Actual future results may differ materially from those expressed in the forward-looking statement made by the Company or its management as a rest of several risks, uncertainties and assumptions.  Please see “Cautionary Statement Regarding Forward-Looking Statements” on page 4 of this Annual Report on Form 10-K.

Overview

We are workers’ compensation cost containment specialists.  Our business objective is to deliver value to our clients that reduces their workers’ compensation related medical claims expense in a manner that will assure that injured employees receive high quality healthcare that allows them to recover from injury and return to gainful employment without undue delay.  Our clients include self-administered employers, insurers, third party administrators, municipalities and others.  Although we have processed medical bill reviews in 25 states, our principal clients are in the State of California where the high cost of workers’ compensation insurance is a critical problem.

Our core service focuses on reducing medical treatment costs by enabling employer/ clients to share the control over the medical treatment process.  This control is obtained by participation in one of our medical treatment networks.  We realize revenues from enrollment of the employees of our client/employers into our various networks. Beyond the core services we also provide claims-related services including utilization review, medical case management, medical bill review, lien representation and legal support and Medicare set-aside services that bring efficiencies to claims processing and management that further reduces the overall burden of worker compensation claims resolution.

Our business generally has a long sales cycle, typically more than one year.  Once we have established a customer relationship and enrolled employees of our client/employers, our revenue adjusts with the growth or retraction of client/employers’ managed headcount.  Throughout the year, new employees and client/employers are added while others terminate from the program for a variety of reasons.

In the current economic environment, we anticipate businesses will continue to seek ways to control their workers’ compensation program costs.  Even though our HCO and MPN programs have been shown to create a favorable return on investment for our client/employers, (as our services are a significant component of the employers’ loss prevention programs), from time-to-time we experience customer volatility in the form of existing client/employers terminating or seeking to renegotiate the scope and terms of existing services, switching to a third party administrator or insurance company that provides the same services as ours, or seeking to reduce costs by managing their workers’ compensation care services in-house.

Summary of Fiscal 2018

During the year ended December 31, 2018, total revenues increased 4%. Revenue from HCO fees, utilization review and medical case management increased 5%, 19% and 6%, respectively.  Offsetting those increases, revenue from other fees, medical bill review and MPN fees decreased 2%, 12% and 8%, respectively.  The increases in revenue during fiscal 2018 came primarily from two significant customers. These increases were partially offset by decreased revenue from several customers.

During fiscal 2018, operating expenses increased by 2%, primarily as a result of higher salaries and wages and general and administration expenses.  This increase was partially offset primarily by lower bad debt provision, insurance expense and outsource service fees.  As a result, our income from operations was $1,889,407 during fiscal 2018, compared to $1,687,314 in fiscal 2017.

Even though we realized higher income before income tax during fiscal 2018, our provision for income tax expense decreased 27% during fiscal 2018 as a result of the lower corporate income tax rate pursuant to the Tax Cuts and Jobs Act of 2017 (the “TCJA”).

Our net income increased 41% to $1,359,777.  Basic and fully diluted earnings per share during fiscal 2018 was $0.42 and $0.42, respectively compared to $0.30 and $0.30, respectively during fiscal 2017.

Comparison of the Fiscal Years Ended December 31, 2018 and 2017

Results of Operations

The following represents selected components of our consolidated results of operations, for the years ended December 31, 2018 and 2017, respectively, together with changes from year-to-year:

	Year Ended December 31
	2018	2017	Amount of Change	% Change
Revenues
HCO fees	$1,702,777	$1,618,323	$84,454	5%
MPN fees	518,660	564,094	(45,434)	(8)%
Utilization review	1,218,376	1,022,770	195,606	19%
Medical bill review	520,199	592,743	(72,544)	(12)%
Medical case management	2,492,964	2,355,322	137,642	6%
Other	343,937	352,275	(8,338)	(2)%
Total revenues	6,796,913	6,505,527	291,386	4%

Expense
Depreciation	67,084	75,729	(8,645)	(11)%
Bad debt provision	(31,707)	30,500	(62,207)	(204)%
Consulting fees	353,622	354,535	(913)	0%
Salaries and wages	2,462,253	2,299,698	162,555	7%
Professional fees	347,704	352,625	(4,921)	(1)%
Insurance	283,844	328,276	(44,432)	(14)%
Outsource service fees	512,760	543,143	(30,383)	(6)%
Data maintenance	176,771	180,420	(3,649)	(2)%
General and administrative	735,175	653,287	81,888	13%
Total expenses	4,907,506	4,818,213	89,293	2%

Income from operations	1,889,407	1,687,314	202,093	12%

Other expense
Interest expense	-	-	-	-
Total other expense	-	-	-	-
Income before income tax provision	1,889,407	1,687,314	202,093	12%
			-
Income tax provision	529,630	722,909	(193,279)	(27)%

Net income	$1,359,777	$964,405	$395,372	41%

Revenue

Total revenues during the year ended December 31, 2018, increased 4% to $6,796,913 compared to $6,505,527 during the year ended December 31, 2017. During fiscal 2018 revenue from medical case management, utilization review, and HCO fees increased 6%, 19% and 5%, respectively.  Offsetting those increases, revenue from MPN fees, medical bill review, and other fees, decreased 8%, 12% and 2%, respectively.

HCO fees

During the years ended December 31, 2018 and 2017, HCO revenue was $1,702,777 and $1,618,323, respectively, a 5% increase. This increase in HCO revenue was primarily attributable to an increase the number of HCO employee notifications for three existing customers, partially offset by the loss of one customer when they were acquired by another company. The HCO program is required to send out enrollment forms annually to customers’ employees and their new employees. The fluctuations in revenue are attributable to the number of employees a customer has and how many new employees they hire throughout the year.

MPN fees

MPN revenue for 2018 was $518,660 compared to $564,094 for 2018, a decrease of 8%, primarily from the loss of a customer who was getting out of the workers’ compensation business, a public entity whose contract ended, an employer that went out of business, and a client who was no longer a current customer, but kept their network open for older claims. Customers who use our MPN are required to have a website listing their network of medical providers and pay a fee to access the network.

Utilization review

During the year ended December 31, 2018, utilization review revenue increased $195,606 to $1,218,376.  The increase was primarily attributable to an increase in utilization review referrals from one major customer and several existing customers, partially offset by a decrease in medical bill review when an existing client exited the workers’ compensation business and the completion of a project of a backlog of medical bills for an existing customer. Utilization review can provide a safeguard against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, etc.  Its purpose is to serve as a safeguard against liability for medical costs that are not medically appropriate or approved by the relevant medical and legal authorities and the payor. Reviews are conducted at the appropriate qualification level for the request and the proposed determination, and within the timelines set by the relevant regulations.

Medical bill review

During the twelve months ended December 31, 2018, revenue from medical bill review decreased by $72,544 to $520,199 when compared the same period a year earlier.  This decrease was mainly caused by a loss of one customer who went out of business and a decrease in revenue from an existing customer. Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement.  Such services include, but are not limited to, coding review and re-bundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements.  These services can result in significant network savings.

Medical case management

During the twelve-month periods ended December 31, 2018 and 2017, revenue from medical case management revenue, formerly called nurse case management, was $2,492,964 and $2,355,322, respectively. The increase in medical case management revenue of $137,642 was primarily the result of increases in revenues from one new customer, increases in managing claims for one major existing customer, and two existing customers, offset by a loss of two customers.

Other

Other fees consist of revenue derived from network access and claims repricing, lien representation, legal support services, Medicare set-aside, and workers’ compensation carve-outs services.  Other fee revenue for the year ended December 31, 2018 decreased $8,338 to $343,937 when compared to the same period a year earlier. The decrease of $8,338 was the result of fewer Medicare set-aside cases and the loss of a customer utilizing our workers’ compensation carve-outs services.

Expenses

Total expenses for the years ended December 31, 2018 and 2017, were $4,907,506 and $4,818,213, respectively.  The increase of $89,293 was the result of increases in salaries and wages and general and administrative expenses.  These increases were partially offset by decreases in depreciation, bad debt provision, professional fees, insurance, outsource service fees, data maintenance.

Depreciation expenses

During the twelve-month period ended December 31, 2018, we recorded depreciation expense of $67,084 compared to $75,729 during the comparable 2017 period.  The decrease in depreciation was primarily attributable to certain furniture, fixtures and computer equipment being fully depreciated during 2018.

Bad debt

At December 31, 2018 and 2017, our allowances for bad debt balances were $28,442 and $60,150, respectively. The provision for bad debt was lower in 2018, compared to 2017, primarily due to a customer paying overdue invoices. During the year ended December 31, 2018, we reduced the required allowance of bad debt which resulted in recording a credit to the provision for bad debt of $31,707. During December 31, 2017, we recorded $30,500 to cover potential uncollectable amounts from a customer who subsequently brought its account receivables current during 2018.

Consulting fees

During the year ended December 31, 2018, consulting fees remained relatively unchanged, $353,622 from $354,535 compared to 2017.

Salaries and wages

During the twelve months ended December 31, 2018, salaries and wages increased by 7%.  This increase was primarily the result of hiring a new director in Medex Healthcare and increases in salaries and wages for existing staff to retain and stay competitive in the labor market. As of December 31, 2018, and 2017, the Company employed 39 full-time employees, and 34 full-time employees and one part-time employee, respectively.

Professional fees

For the year ended December 31, 2018, we incurred professional fees of $347,704 compared to $352,625 during the same period in 2017. The 1% decrease was primarily the result of lower medical case management fees, formerly called nurse case management fees and consulting fees.

Insurance

During 2018, we incurred insurance expenses of $283,844, a decrease of $44,432 when compared to 2017 primarily due to a decrease in net group health insurance expense. We expect insurance fees to moderately increase starting in May 2019, when compared to the same period in fiscal 2018.

Outsource service fees

 Outsource service fees consist of costs incurred by our subsidiaries in outsourcing utilization review, medical bill review and medical case management services, and typically tends to increase and decrease in correspondence with increases and decreases in demand for those services.  We incurred $512,760 and $543,143 in outsource service fees during the twelve-month periods ended December 2018 and 2017, respectively.  The decrease of $30,383 was primarily the result of lower levels of outsource service pertaining to notifications required for medical case management, utilization review, and field case management fees.  We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review and certain medical case management services we provide in the future.

Data maintenance

 During the year ended December 31, 2018 and 2017, we incurred data maintenance fees of $176,771 and $180,420, respectively.  The decrease of $3,649 was primarily the result of lower notification fees associated with HCO customers during the twelve-month period ended December 31, 2017.

General and administrative

General and administrative expenses increased approximately 13% to $735,175 during the twelve months ended December 31, 2018, when compared to 2017. The increase in general and administrative expense was primarily attributable to increases in charitable contributions, auto expense, dues and subscriptions, equipment repair, postage, office supplies, postage expense, vacation expense, employment agency fees, license and permits, equipment rent, telephone, office rent, and miscellaneous general and administrative expense partially offset by decreases in office supplies, postage, and IT enhancement.

Income from Operations

As a result of the 4% increase in total revenue during fiscal 2018, which was partially offset by the 2% increase in total expenses, our income from operations increased 12% during the fiscal year ended December 31, 2018, when compared to the same fiscal period of 2017.

Income Tax Provision

During the year ended December 31, 2018 we realized income from operations of $1,889,407, compared to $1,687,314 during the year ended December 31, 2017. The Company realized a decrease of $193,279 or 27% in our income tax provision. The substantial reduction in our effective tax rate was primarily a result of recently signed into law the TCJA which reduced our statutory tax rate from 34% to 21%. This decrease in our tax rate resulted in our recognition of $19,795 in deferred tax expense due to the revaluation of our deferred tax allowance.

Net Income

During the year ended December 31, 2018, total revenues of $6,796,913 were higher by $291,386 when compared to the same period 2017.  This increase in total revenues was partially offset by increases in total expenses of $89,293, resulting in income from operations of $1,889,407, compared to income from operations of $1,687,314 during 2017.  We realized net income of $1,359,777 in 2018, compared to net income of $964,405 during 2017.

Liquidity and Capital Resources

We realized net income and an increase in cash during fiscal 2018.  As of December 31, 2018, we had cash on hand of $7,072,507 compared to $5,815,071 at December 31, 2017.  The $1,257,436 increase in cash on hand was primarily the result of net cash provided by our operating activities partially offset by cash used in investing activities and the payment of cash dividends.

Net cash provided by our operating activities was the result of realizing net income coupled with increase in credit cards payable, and unearned revenue, and decrease in depreciation, prepaid expense, accounts receivable, partially offset by increases deferred tax asset, prepaid income tax, receivable other, and decreases in our bad debt provision, accounts payable, accrued expenses, income tax payable, and deferred rent expense.

We used $41,734 in investing activities for purchases of computers, furniture and equipment. We also used $19,923 to pay cash dividends to shareholders who had not previously submitted the necessary paperwork to receive the one-time cash dividend we declared in September 2015.

We expect to moderately increase our purchases of computers and equipment in 2019. We also currently have planned certain capital expenditures during 2019, to expand our IT capabilities.  Barring a significant downturn in the economy or the loss of major customers, we believe that cash on hand and anticipated revenues from operations will be enough to cover our operating expenses over the next twelve months.

We continue to investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We are also looking to expand our business into the insurance industry and through acquisitions of other companies providing similar or complimentary services to the services we currently offer during 2019 but have not identified any suitable candidates or opportunities at the current time.  We anticipate an expansion or acquisition of this sort may require greater capital resources than we currently possess.  Should we need additional capital resources, we could seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining equity or debt financing when needed on favorable terms, or at all.  We could also use shares of our capital stock as consideration for a business acquisition transaction. We anticipate an acquisition using our capital stock as consideration would result in dilution to our existing shareholders.

Cash Flow

During the year ended December 31, 2018, cash was primarily used to fund operations. We had net increases in cash of $1,257,436 and $809,454 during the years ended December 31, 2018 and 2017, respectively. See below for additional, discussion and analysis of cash flow.

	December 31, 2018	December 31, 2017
Net cash provided by operating activities	$1,319,093	$826,120
Net cash (used in) investing activities	(41,734)	(16,666)
Net cash provided by financing activities	(19,923)	-
Net increase in cash	$1,257,436	$809,454

Net cash provided by operating activities was $1,319,093 and $826,120, in 2018 and 2017, respectively.  The increase of $492,973 in cash flow from operating activities is the result of realizing net income coupled with increases in credit cards payable, and unearned revenue, and decrease in depreciation, prepaid expense , accounts receivable, partially offset by increases deferred tax asset, prepaid income tax, receivable other, and decreases in our bad debt provision, accounts payable, accrued expenses, income tax payable, and deferred rent expense.

Net cash used in investing activities were $41,734 and $16,666 in 2018 and 2017, respectively.  Net cash used in investing activities was higher by $25,068 in 2018 because of an increase in purchases of computers, furniture and equipment.

We had no cash provided by financing activities in 2017.  By comparison, in 2018 we used $19,923 in financing activities to pay unclaimed cash dividends declared in September 2015.

Summary of Material Contractual Commitments as of December 31, 2018

The following is a summary of our material contractual commitments as of December 31, 2018:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment(1)	$31,013	$20,675	$10,338	$-	$-
Office Leases(2)	840,260	240,411	599,849	-	-
Total Operating Leases	$871,273	$261,086	$610,187	$-	$-

(1)	In April 2017, we entered a 39-month operating lease for an office copy machine with monthly payments of $1,723.
(2)

In July 2015, we entered a 79-month lease to lease approximately 9,439 square feet of office space that commenced in September 2015.  This office space serves as our principal executive offices, as well as, the principal offices of our operating subsidiaries.

Off-Balance Sheet Financing Arrangements

As of December 31, 2018, we had no off-balance sheet financing arrangements.

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

Basis of Accounting — We used the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the periods ended December 31, 2018 and 2017.

Revenue Recognition — In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Either a retrospective or cumulative effect transition method, referred to as the modified retrospective method, is permitted. The Company adopted Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 had no material impact on the Company’s audited financial statements.

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

The Company derives its revenue from the sale of managed care, bill review, utilization review and medical case management services. These services are billed individually as separate components to our customers. These fees include monthly administration fees, claim network fees, legal support fees, Medicare set-aside fees, lien service fees, workers’ compensation carve-outs, flat rate fees or hourly fees depending on the agreement with the client.

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

Accounts Receivables and Bad Debt Allowance – In the normal course of business we extend credit to our customers on a short-term basis.  Although the credit risk associated with these customers is minimal, we routinely review our accounts receivable balances and makes provisions for doubtful accounts.  We age our receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, we charge off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At fiscal year ended 2018 and 2017, our bad debt reserve of $28,442 and $60,150, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2018 and 2017, are as follows:

	12/31/18	12/31/17
Customer A	27%	35%
Customer B	0%	13%
Customer C	10%	1%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pinnacle Accountancy Group of Utah

(a DBA of Heaton & Co., PLLC)

1438 N. Hwy 89, Ste. 120

Farmington, UT 84025

Ph. 801-447-9572

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pacific Health Care Organization, Inc.

Newport Beach, CA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pacific Health Care Organization, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 29, 2019

Pacific Health Care Organization, Inc.

Consolidated Balance Sheet

ASSETS
	December 31,	December 31,
	2018	2017
Current Assets
Cash	$7,072,507	$5,815,071
Accounts receivable, net of allowance of $28,442 and $60,150	940,426	1,041,242
Deferred tax assets	63,465	43,670
Prepaid income tax	73,959	-
Receivable - Other	23,715	-
Prepaid expenses	163,255	166,782
Total current assets	8,337,327	7,066,765

Property and Equipment, net
Computer equipment	405,219	363,627
Furniture and fixtures	215,960	209,779
Office equipment	9,556	15,595
Total property and equipment	630,735	589,001
Less: accumulated depreciation and amortization	(489,108)	(422,024)
Net property and equipment	141,627	166,977
Other assets	26,788	26,788
Total assets	$8,505,742	$7,260,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$63,724	$71,138
Accrued expenses	248,455	255,205
Credit card payable	3,146	-
Income tax payable	100	81,715
Deferred rent expense	26,114	35,214
Dividend payable	37,000	56,923
Unearned revenue	45,448	38,357
Total current liabilities	423,987	538,552

Total Liabilities	423,987	538,552

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 10,000 shares designated as Series A preferred and 4,000 shares issued and outstanding at December 31, 2018 and 2017	4	4
Common stock, $0.001 par value, 200,000,000 shares authorized, 3,200,000 shares issued and outstanding at December 31, 2018 and 2017	3,200	3,200
Additional paid-in capital	425,669	425,669
Retained earnings	7,652,882	6,293,105
Total stockholders’ equity	8,081,755	6,721,978

Total liabilities and stockholders’ equity	$8,505,742	$7,260,530

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statement of Operations

	Years Ended December 31,
	2018	2017
Revenues
HCO fees	$1,702,777	$1,618,323
MPN fees	518,660	564,094
Utilization review	1,218,376	1,022,770
Medical bill review	520,199	592,743
Medical case management, formerly nurse case management	2,492,964	2,355,322
Other	343,937	352,275
Total revenues	6,796,913	6,505,527

Expenses
Depreciation	67,084	75,729
Bad debt provision	(31,707)	30,500
Consulting fees	353,622	354,535
Salaries and wages	2,462,253	2,299,698
Professional fees	347,704	352,625
Insurance	283,844	328,276
Outsource service fees	512,760	543,143
Data maintenance	176,771	180,420
General and administrative	735,175	653,287

Total expenses	4,907,506	4,818,213

Income from operations	1,889,407	1,687,314

Other expense
Interest expense	-	-
Total other expense	-	-
Income before income tax provision	1,889,407	1,687,314

Income tax provision	529,630	722,909

Net income	$1,359,777	$964,405

Basic earnings per share:
Earnings per share amount	$0.42	$0.30
Basic common shares outstanding	3,200,000	3,200,000

Fully diluted earnings per share:
Earnings per share amount	$0.42	$0.30
Fully diluted common shares outstanding	3,204,000	3,204,000

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017

	Preferred Stock		Common Stock		Paid		Total
	Shares	Amount	Shares	Amount	in Capital	Retained Earnings	Shareholders’ Equity
Balance January 1, 2017	4,000	$4	3,200,000	$3,200	$425,669	$5,328,700	$5,757,573

Net income for the year ended December 31, 2017	-	-	-	-	-	964,405	964,405

Balance December 31, 2017	4,000	$4	3,200,000	$3,200	$425,669	$6,293,105	$6,721,978

Net income for the year ended December 31, 2018	-	-	-	-	-	1,359,777	1,359,777

Balance December 31, 2018	4,000	$4	3,200,000	$3,200	$425,669	$7,652,882	$8,081,755

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

	Years ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$1,359,777	$964,405
Adjustments to reconcile net income to net cash:
Depreciation	67,084	75,729
Changes in operating assets and liabilities:
(Decrease) in bad debt provision	(31,707)	(4,000)
Decrease (increase) in accounts receivable	132,523	(187,594)
(Increase) in deferred tax asset	(19,795)	(32,009)
(Increase) in prepaid income tax	(73,959)	-
(Increase) in receivable – other assets	(23,715)	-
Decrease (increase) in prepaid expenses	3,527	(29,920)
(Decrease) in accounts payable	(7,414)	(30,156)
(Decrease) increase in accrued expenses	(6,750)	1,838
Increase in credit card payable	3,146	-
(Decrease) increase in income tax payable	(81,615)	50,489
(Decrease) increase in deferred rent expense	(9,100)	17,729
Increase (decrease) in unearned revenue	7,091	(391)

Net cash provided by operating activities	1,319,093	826,120

Cash Flows from Investing Activities
Purchase of furniture and equipment	(41,734)	(16,666)
Net cash used in investing activities	(41,734)	(16,666)

Cash Flows from Financing Activities
Issuance of cash dividends	(19,923)	-
Net cash used in financing activities	(19,923)	-

Increase in cash	1,257,436	809,454

Cash at beginning of period	5,815,071	5,005,617
Cash at end of period	$7,072,507	$5,815,071

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes paid	$754,999	$704,429

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

NOTE 1 – CORPORATE HISTORY

Pacific Health Care Organization, Inc. (the “Company”) is a specialty workers’ compensation managed care company providing a range of services principally to California employers and claims administrators.  The Company was incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., in January 2001.  In February 2001, the Company acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized in March 1994, in a share for share exchange.  Medex is a wholly-owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (“MPNs”) in the state of California.  In August 2001, we formed Industrial Resolutions Coalition, Inc. (“IRC”), a California corporation, as a wholly-owned subsidiary of PHCO.  IRC oversees and manages the Company’s Workers’ Compensation Carve-Outs services. In June 2010, the Company acquired Medex Legal Support, Inc. (“MLS”), a Nevada corporation incorporated in September 2009.  MLS offers lien representation services and Medicare Set Aside (“MSA”) services.  In February 2012, we incorporated Medex Medical Management, Inc., (“MMM”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMM is responsible for overseeing and managing medical case management services. In March 2011, we incorporated Medex Managed Care, Inc. (“MMC”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMC oversees and manages the Company’s utilization review and managed bill review services. In October 2018, the Company incorporated Pacific Medical Holding Company, Inc. (“PMHC”) to act as a holding company for future potential acquisitions.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company used the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the periods ended December 31, 2018 and 2017.

B.    Revenue Recognition

Revenue Recognition — In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Either a retrospective or cumulative effect transition method, referred to as the modified retrospective method, is permitted. The Company adopted Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 had no material impact on the Company’s audited financial statements.

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

The Company derives its revenue from the sale of managed care, bill review, utilization review and medical case management services. These services are billed individually as separate components to our customers. These fees include monthly administration fees, claim network fees, legal support fees, Medicare set-aside fees, lien service fees, workers’ compensation carve-outs, flat rate fees or hourly fees depending on the agreement with the client.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

	For the Years Ended December 31,
	2018	2017
Basic Earnings per share:
Income (numerator)	$1,359,777	$964,405
Shares (denominator)	3,200,000	3,200,000
Per share amount	$0.42	$0.30
Fully Diluted Earnings per share:
Income (numerator)	$1,359,777	$964,405
Shares (denominator)	3,204,000	3,204,000
Per share amount	$0.42	$0.30

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

Years Ended December 31, 2018 and 2017

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

L.    Capital Structure

On April 5, 2018, the Company effected a four-shares-for-one-share (4:1) forward stock split (“Forward Split”) of its common stock. Unless otherwise noted, impacted amounts, share and per share information included in the financial statements and notes thereto have been retroactively adjusted for the Forward Split as if such Forward Split occurred on the first day of the first period presented.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

The Company has two classes of stock. The Articles of Incorporation of the Company, as amended, authorize 5,000,000 shares of $0.001 par value preferred stock, which may be issued in one or more series, with designation, rights and privileges of such preferred stock to be set by the board of directors of the Company from time to time.  On November 21, 2016, the board of directors of the Company approved a Certificate of Designation of Rights, Privileges and Preferences of Series A preferred stock and authorized the Company’s officers to file such with the Utah Division of Corporations and Commercial Code to create the Series A preferred stock.  The Series A preferred stock has a par value of $0.001 and consists of 10,000 shares.  The holders of Series A preferred stock are entitled to vote with the common stock holders on all matters brought for approval of the common stock holders.  In connection with any such matter, each outstanding share of Series A preferred stock is entitled to 20,000 votes of common stock of the Company.  In the event of a liquidation, dissolution or winding up of the Company, the Series A preferred stock shall rank in parity with the Company’s common stock.  Holders of Series A preferred stock are entitled to receive dividends, when, as and if declared by the board of directors.  The Series A preferred stock shall rank in parity with the Company’s common stock as to any dividends.  As of December 31, 2018, and 2017, 4,000 shares of the Series A preferred stock were outstanding.

The Company also has voting common stock of 200,000,000 shares authorized at December 31, 2018 and 2017, and 3,200,000 and 3,200,000 shares issued and outstanding net of treasury shares, respectively. The Company purchased no shares of treasury stock at cost during fiscal 2018 and 2017, respectively. As of December 31, 2018, and 2017, the Company paid dividends declared in September 2015 of $19,923 and $0, respectively.

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

Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. At fiscal year-end 2018 and 2017, the Company’s bad debt reserve of $28,442 and $60,150, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectable.

The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2018 and 2017, are as follows:

	12/31/18	12/31/17
Customer A	27%	35%
Customer B	-%	13%
Customer C	10%	1%

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

O.    Major Customers

The Company provides services to insurers, third party administrators, self-administered employers, municipalities and other industries.  The Company can provide a full range of services to virtually any size employer in the state of California.  The Company is also able to provide utilization review, medical bill review and medical case management services both inside and outside the state of California.

During 2018, Preferred Operator Group, LLC (POG) and Hilton Worldwide accounted for approximately 28% and 12% respectively, of our total sales.

P.    Reclassifications

When preparing the consolidated financial statements for the year ended December 31, 2018, management determined that certain amounts included in the Company’s December 31, 2017, consolidated financial statements required reclassification, due to the forfeiture of outstanding stock options by executive officers, directors and senior level employees and consultants of the Company. These options were granted on August 17, 2017 and were subject one-year vesting conditions. Prior to vesting, the option holders expressed their intent to forfeit their options back to the Company for cancellation. On May 14, 2018, the Company entered into Stock Option Cancellation Agreements (the “Cancellation Agreements”) with each of the option holders and the options were forfeited back to the Company for cancellation. The forfeitures were made without any expectation on the part of the option holders to receive, and without any obligation on the Company to pay or grant, any cash, equity awards or other consideration presently or in the future with respect to the cancelled options. No other changes were required in connection with the reclassification. Such reclassification had no effect on the financial position, operations or cash flows for the period ended December 31, 2018.

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

In August 2016, ASC guidance was issued to amend the classification of certain cash receipts and cash payments in the statement of cash flows.  The new guidance is effective for the Company’s fiscal year and interim periods beginning after December 15, 2017.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating this guidance and the impact on its financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

NOTE 4 – FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases more than $1,000 per item.  Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation which is five years for computer equipment, office equipment, and furniture and fixtures. Scheduled below are the assets, costs and accumulated depreciation at December 31, 2018 and 2017.

	Cost		Accumulated Depreciation and Amortization
Assets	December 31, 2018	December 31, 2017	December 31, 2018(1)	December 31, 2017
Computer equipment	$405,219	$363,627	$317,513	$274,746
Furniture and fixtures	215,960	209,779	157,013	132,816
Office equipment	9,556	15,595	14,582	14,462
Totals	$630,735	$589,001	$489,108	$422,024

(1)	Depreciation and amortization expense for the years ended December 31, 2018 and 2017, totaled $67,084 and $75,729, respectively.

NOTE 5 – INCOME TAXES

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes.” FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision for the years ended December 31, 2018 and 2017, consisted of the following:

	2018	2017
Current
Federal	$376,637	$609,505
State	172,788	145,414
Deferred
Federal	(14,523)	(23,998)
State	(5,272)	(8,012)
Total tax provision	$529,630	$722,909

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2018 and December 31, 2017, are as follows:

	2018	2017
Depreciation
Federal	$(27,192)	$(31,665)
State	(12,562)	(14,628)

Reserve for bad debts
Federal	4,197	9,992
State	1,939	4,616

Deferred Rent
Federal	5,014	-
State	2,316	-

Deferred Revenues
Federal	8,726	-
State	4,031	-

State tax deductions	33,156	30,050
Vacation accrual
Federal	29,987	30,989
State	13,853	14,316

Net deferred tax asset	$63,465	$43,670

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2018	2017

Expense at federal statutory rate of 21% and 34%	$396,775	$573,687
State tax effects	132,337	108,585
Non-deductible expenses	9,054	12,795
Effects of rate change	-	24,194
Other items	(8,536)	3,648
Income tax provision	$529,630	$722,909

The substantial reduction in our future effective federal tax rate was primarily a result of recently signed into law Tax Cuts and Jobs Act of 2017 (the “TCJA”), which will reduce our statutory tax rate from 34% to 21%. This decrease in future tax rate resulted in our recognition of $24,194 in deferred tax expense during the year 2017 due to the revaluation of our deferred tax allowance.

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

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

The Company follows the interpretations of the FASB, which establishes a single model to address accounting for uncertain tax positions.  The interpretations clarify the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and provide guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2018, the Company had no accrued interest or penalties. The years 2016, 2017, 2018 are still open for examination by the Internal Revenue Service.

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

Following is the base annual rent payment schedule for the Company’s office lease:

Rent Period	Annual Rent Payment
Jan. 1 to Dec. 31, 2019	240,411
Jan. 1 to Dec. 31, 2020	271,466
Jan. 1 to Dec. 31, 2021	257,024
Jan. 1 to Mar. 31, 2022	71,359
Total	$840,260

Rent expense for office space for the years ended December 31, 2018 and December 31, 2017, was $252,947 and $243,310, respectively.

NOTE 7 – ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:

	2018	2017

Salaries and wages	$54,579	$43,262
Compensated absences	162,169	157,286
Legal fees	2,760	500
Accounting fees	11,732	36,584
Sales commissions	14,001	17,169
Other	3,214	404
Total	$248,455	$255,205

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

NOTE 8 – EQUITY INCENTIVE AWARDS

2002 Plan and 2005 Plan

On May 14, 2018, the board of directors of the Company, terminated the PHCO 2002 Stock Option Plan (the “2002 Plan”) and 2005 Pacific Health Care Organization, Inc. 2005 Stock Option Plan (the “2005 Plan”) as provided in each plan. At the time the plans were terminated, there were no awards outstanding under either plan.

2018 Plan

The Pacific Health Care Organization, 2018 Equity Incentive Plan (the “2018 Plan”) became effective on April 6, 2018. The 2018 Plan permits the granting of 2,000,000 shares of Common Stock. No awards or grants have been awarded or granted under the Plan. The 2018 Plan provides for grants of equity incentive compensation to employees and consultants of the Company and such other individuals as the Company reasonably expects to become employees or consultants of the Company. The 2018 Plan allows for awards of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards, and (e) other equity-based awards. The 2018 Plan will terminate automatically on the tenth anniversary of the 2018’s Plan Effective Date.  The 2018 Plan is currently administered by the full board of directors.

Stock Options

The following table summarizes activity for the Company’s stock options outstanding (all of which are non-vested) during the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2016	-	-	-
Granted	340,000	$3.75	$2.39
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2017	340,000	$3.75	$2.39
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	(340,000)	$3.75	$2.39
Outstanding at December 31, 2018	-	-	-

Please see Note 2 –Significant Accounting Policies, paragraph P – Reclassifications for additional information regarding the options forfeited during the year ended December 31, 2018.

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

Years Ended December 31, 2018 and 2017

NOTE 10 – BENEFITS AND OTHER COMPENSATION

The Company offers a 401(k)-profit sharing plan for employees who meet the eligibility requirements. Pursuant to the plan, we may make discretionary matching contributions and/or discretionary profit-sharing contributions to the plan.  All such contributions must comply with federal pension laws, non-discrimination requirements and the terms of the plan.  In determining whether to make a discretionary contribution, the board of directors would evaluate current and prospects and management’s desire to reward and retain employees and attract new employees.  To date, the Company has never made matching contributions and/or discretionary profit-sharing contributions to any plan.

ITEM 9.	CONTROLS AND PROCEDURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.  This evaluation was based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on this evaluation our management, including our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting is effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts, by collusion of two or more people or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and directors, their ages, and all offices and positions they hold with the Company as of March 29, 2019.  There is no agreement or understanding between the Company or any other person and any director or executive officer pursuant to which he or she was selected as a director or executive officer.

Name	Age	Positions with the Company	Director Since	Executive Officer Since

Tom Kubota	79	Chief Executive Officer, President and Chairman of the Board of Directors	Sept. 2000	Sept. 2000

Fred Odaka	82	Chief Financial Officer and Secretary		Aug. 2008

David Wang	56	Director	Nov. 2007

Stacy Hadley	51	Director	Nov. 2016

Günter Soraperra	59	Director	Nov. 2016

Lauren Kubota	35	Director	Feb. 2018

Kristina Kubota	34	Director	Feb. 2018

Tom Kubota.  Since 2000, Mr. Kubota has been primarily engaged in the operations of the Company and running his consulting firms Nanko Investments, Inc. and Laurkat, Inc.  Mr. Kubota also has over thirty years of experience in the investment banking, securities and corporate finance field. He held the position of Vice President at Drexel Burnham Lambert; at Stem, Frank, Meyer and Fox; and at Cantor Fitzgerald.  Mr. Kubota is the president of Nanko Investments, Inc. and Laurkat, Inc., which specialize in capital formation services for high technology and natural resources companies.  He has expertise in counseling emerging public companies and has previously served as a director of both private and public companies.  Mr. Kubota is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant.   In concluding that Mr. Kubota was an appropriate candidate to serve on the Company’s board of directors, the board considered his experience as the Company’s president and chief executive officer, his many years of investment banking and corporate finance experience and his prior management experience.

Fred Odaka.  Mr. Odaka joined the Company as CFO in August 2008.  He has held senior level management positions in corporate finance for over 40 years and has served as CFO for private and public companies.  Prior to joining the Company, from 1998 to May 2008, Mr. Odaka was CFO of Rx for Africa, Inc. (“RXAF”), f/k/a Diamond Entertainment Corporation (“DMEC”) – OTCBB.  At the time, RXAF owned and operated a large pharmaceutical plant in Addis Ababa, Ethiopia.  Prior to the merger, DMEC marketed and sold DVD titles to the home video market primarily through mass merchandisers and department stores. For four years, Mr. Odaka was a Financial Consultant and Analyst for Kibel, Green Inc., a leading West Coast business advisory and financial service firm specializing in corporate re-structure and crisis intervention.  Mr. Odaka was also a co-founder of Rexon Inc., a manufacturer of computers and computer peripheral equipment and from 1978 to 1984 held the position of Vice President/CFO and was instrumental in taking the company public. Mr. Odaka also served as Controller of the computer division of Perkin-Elmer, a NYSE traded company.  Mr. Odaka received his Bachelor of Science degree in Finance from Fresno State College, Fresno, California.

David Wang.  Mr. Wang has been serving as the Co-CEO of Hacknowledge, LLC since 2018. Hacknowledge is a cybersecurity company that offers a Managed Detection and Response (MDR) solution. Mr. Wang is responsible for day-to-day operations of the company with a current focus on business development, marketing and sales. Mr. Wang served as a managing member of Reef Capital Management, LLC from late 2013 to 2017.  He was responsible for managing a fund that was created to generate long-term cash flow to investors by investing primarily in drilling and development of oil projects. Prior to joining Reef Capital Management, from 2010, Mr. Wang was a consultant to high tech companies. He assisted a cloud computing company expand its coverage outside of Asia and assisted a cell phone manufacture explore a joint venture with a manufacturer in Brazil to build low cost smart phones and tablets utilizing various government tax incentives. Mr. Wang earned a BS in Computer Science/Mathematics from the University of California, Los Angeles (UCLA) in 1985. He earned an MBA degree with an emphasis in Financial and Entrepreneurial Studies from the Anderson School at UCLA in 2000. Mr. Wang is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant. In concluding that Mr. Wang was an appropriate candidate to serve on the Company’s board of directors, the board considered his education background, his experience in entrepreneurial business enterprises and his favorable history of attracting venture capital funds through his established contacts in the investment banking community.

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

Lauren Kubota.  Ms. Kubota joined the Company in June 2014.  Ms. Kubota currently directs risk management activities, where she identifies and mitigates legal, insurance, financial, security, human resources, vendor, and other business risks. In this capacity, Ms. Kubota is responsible for developing and implementing policies, procedures, and best practices to comply with applicable laws and regulations, contract terms, and other best business practices essential to the continued successful operation of the Company. She has also developed and implemented numerous initiatives in client retention, government relations, vendor management, SOP and report reform, sales and marketing, information technology, employee recruitment and retention, leadership training, and other business elementals to ameliorate risk to the Company. Ms. Kubota has also served in project-based roles, sometimes concurrently, as an Account Manager (3.5 years), Quality Assurance Auditor (6 months), and in launching the Company’s Workers’ Compensation Lien Defense service line (6 months). Ms. Kubota is an attorney licensed to practice law in California. She earned a Bachelor of Arts degree in Political Science from the University of California, San Diego in 2005 and thereafter a Juris Doctorate from the University of California, Hastings College of the Law in 2011. In the five years prior to joining the Company, Ms. Kubota has worked as an associate attorney at the law firm of Smith Patten in San Francisco, California, where she litigated in employment law matters (1.5 years); and as an advanced SAT tutor at AcerLogic Educational Services (6 months). Since January 2018, Ms. Kubota has also served on the volunteer board of directors of the Pasadena Roving Archers Heritage, Inc. a 501(c)(3) nonprofit, as the Director of Public Relations. Ms. Kubota is not currently, nor has she in the past five years been, a nominee or director of any other SEC registrant.  The board considered Ms. Kubota’s educational background and legal experience, as well as her experience and knowledge of the operations of the Company, in deciding that she is a suitable candidate to serve on the Board.

Kristina Kubota.  Ms. Kubota joined the Company as a Quality Assurance Auditor in January 2014.  As a Quality Assurance Auditor, Ms. Kubota was responsible for developing and auditing policies and procedures, developing and implementing data analyses and reporting capabilities that optimize statistical efficiency and quality. She has also developed and implemented policies and procedures which resulted in Medex Managed Care receiving full accreditation for Workers’ Compensation Utilization Review Management from the Utilization Review Accreditation Commission (“URAC”).  Ms. Kubota was promoted to the position of Controller of the Company. in November 2017.  Prior to joining the Company, from June 2010 to January 2014, Ms. Kubota served as a personal assistant for the CEO of Norm’s Restaurant providing administrative support. Ms. Kubota earned a Bachelor of Arts degree in Finance from California State University, Northridge in 2012.  Ms. Kubota is not currently, nor has she in the past five years been, a nominee or director of any other SEC registrant.  In determining that Ms. Kubota was a suitable candidate to serve on the Board, the Board considered her educational background, URAC accreditation and financial and accounting experience, including her knowledge of data and statistical analytics skills.

Family Relationships

Lauren Kubota and Kristina Kubota are sisters and are daughters of Tom Kubota.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file with the Commission reports of beneficial ownership and changes in beneficial ownership.  These persons are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations that no other reports were required during the fiscal year ended December 31, 2018, with the exception the late filing of one Form 4 in connection with the execution by each of a Stock Cancellation Agreement voluntarily forfeiting unvested employee stock options by each of 44,000, 4,000, and 4,000 shares by each of Fred Odaka, Lauren Kubota and Kristina Kubota, respectively, we believe that all reports required to be filed under Section 16(a) were filed on a timely basis.

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

Procedures for Security Holders to Nominate Candidate to the Board of Directors

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since March 30, 2012, the date we last provided information regarding our director nomination process.

ITEM 11.	EXECUTIVE COMPENSATION

The table below summarizes compensation paid to or earned by our named executive officers (“NEOs”) for the years ended December 31, 2018 and 2017.  No other executive officer of the Company had total compensation of $100,000 or more during the year ended December 31, 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
Tom Kubota	2018	214,877	-	-		20,963	(2)	235,840
Chief Executive Officer,	2017	174,182	-	-	(1)	8,205	(3)	182,387
President and Director

Fred Odaka	2018	110,336	-	-		10,587	(4)	120,923
Chief Financial Officer	2017	104,509	-	-	(1)	7,868	(5)	112,377

(1)    On August 17, 2017, the Company awarded options to purchase 200,000 shares and 44,000 shares of Company common stock to Tom Kubota and Fred Odaka, respectively. The options were subject to one-year vesting conditions. After grant and before vesting Mr. Kubota and Mr. Odaka notified the Company of their intent to forfeit the options back to the Company for cancellation without any obligation on the Company to pay or grant, any cash, equity awards or other consideration presently or in the future with respect to the forfeited options. On May 14, 2018, the Company entered into Stock Option Cancellation Agreements with each of Mr. Kubota and Mr. Odaka and the options were forfeited and cancelled.

(2)    Reflects health insurance premiums, auto expenses, director’s fees and a partial payout of unused paid time off of $1,998, $4,165, $4,800 and $10,000, respectively.

(3)    Reflects health insurance premiums, auto expenses and director’s fees of $4,475, $1,330 and $2,400, respectively.

(4)    Reflects health insurance premiums and fees for attending board meetings of $5,787 and $4,800, respectively.

(5)    Reflects health insurance premiums and fees for attending board meetings of $5,468 and $2,400, respectively.

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

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our NEOs.  The base salary for each NEO is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between us and the NEO.  We also take into consideration the individual’s past performance, experience and expertise we need and local market and labor conditions.  Changes to base salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance of the Company, economic condition and local market and labor conditions.  Effective July 1, 2018, the board reinstated the 10% base salary reduction that began in August 2016, to Mr. Kubota and Mr. Odaka.

Non-Equity Incentive Compensation

From time to time we may make cash awards to our employees, including the NEOs.  Such awards may be designed to incentivize employees over a specified period pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established.  In the event this type of cash award is made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.”   The criteria for earning non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established.  Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan.  Our board of directors did not establish a non-equity incentive compensation plan during the years ended December 31, 2018 or 2017, and no non-equity incentive compensation was awarded during these years.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded.  To the extent awards are made to our NEOs, such awards would be reported in the “Summary Compensation Table” in the column entitled “Bonus.”

The Company is under no contractual or other obligation to award cash bonuses.

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

As noted above, on August 17, 2017, the board of directors awarded non-qualified stock options to Mr. Kubota and Mr. Odaka to purchase 200,000 common shares and 44,000 common shares, respectively. The options were to vest one year from the date of grant subject to forfeiture should the option holder have not remained continuously employed with us for one year from the grant date. Following grant and prior to vesting, Mr. Kubota and Mr. Odaka expressed their intent to forfeit their options back to the Company for cancellation. On May 14, 2018, the Company entered into Cancellation Agreements with each of Mr. Kubota and Mr. Odaka and forfeited their options back to the Company for cancellation. The forfeitures were made without any expectation on the part of Mr. Kubota or Mr. Odaka to receive, and without any obligation on the Company to pay or grant, any cash, equity awards or other consideration presently or in the future with respect to the cancelled options.

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

We offer a 401(k)-profit sharing plan for employees who meet the eligibility requirements. Pursuant to the plan, we may make discretionary matching contributions and/or discretionary profit-sharing contributions to the plan.  All such contributions must comply with federal pension laws, non-discrimination requirements and the terms of the plan.  In determining whether to make a discretionary contribution, the board of directors would evaluate current and prospects and management’s desire to reward and retain employees and attract new employees.  To date, we have never made matching contributions and/or discretionary profit-sharing contributions to any plan.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of December 31, 2018, there were not outstanding equity awards held by our NEOs.

None of our NEOs exercised any stock options or had any stock vest related to grants made in connection with their employment during the year ended December 31, 2018.

DIRECTOR COMPENSATION

We offer cash compensation to attract and retain candidates to serve on our board of directors.

Meeting Fees

All directors receive a fee of $1,200 and the recording secretary receives a fee of $350 per meeting for each meeting attended either in person or telephonically.  Additionally, all directors are paid $1,000 for attendance at the annual meeting of stockholders, plus airfare and hotel expense.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our directors, and we did not award any equity compensation to any of our directors during the year ended December 31, 2018.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors for services on our board during the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation($)		Total ($)
Tom Kubota	4,800	231,040	(1)	235,840

David Wang	5,000	-		5,000

Günter Soraperra	4,800	-		4,800

Stacy Hadley	4,800	-		4,800

Lauren Kubota(2)	3,600	71,269	(3)	74,869

Kristina Kubota(2)	4,650	72,405	(3)	77,405

(1)      Mr. Kubota is employed as the Company’s chief executive officer and President.  For details regarding All Other Compensation paid to Mr. Kubota, please see “Summary Compensation Table” above.

(2)       Lauren Kubota and Kristina Kubota were appointed to fill vacancies on the board of directors on February 8, 2018.

(3)       Lauren and Kristina Kubota are employees of the Company.  These amounts reflect their salaries and other benefits they receive in connection with their employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2019:

●	each person known to us to beneficially own more than 5% of our common stock or Series A preferred stock;
●	each of our named executive officers;
●	each member of our board of directors; and
●	all our directors and executive officers as a group.

On March 28, 2019, there were 3,200,000 shares of common stock issued and outstanding and 4,000 shares of Series A preferred stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the Commission.  These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities.  Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of the Company’s common stock and Series A preferred stock beneficially owned by them, except to the extent this power may be shared with a spouse.

Unless otherwise indicated, the address of each person or entity named in the table is 1201 Dove Street, Suite 300, Newport Beach, California 92660.

	Common Stock Beneficially Owned(1)		Series A Preferred Stock Beneficially Owned(2)
Name of Beneficial Owner	Number	%	Number	%

Directors and Named Executive Officers:
Tom Kubota(3)	1,961,900	61.3%	4,000	100%
Fred Odaka	3,000	* %	--	--%
Stacy Hadley	--	--%	--	--%
Günter Soraperra	--	--%	--	--%
David Wang	--	--%	--	--%
Lauren Kubota(3)	2,000	* %	--	--%
Kristina Kubota(3)	2,000	* %	--	--%

All directors and executive officers as a group (7 persons)	1,968,900	61.5%	4,000	100%

5% Shareholders:
Donald P. Balzano(4)	219,660	6.9%	--	--%
5422 Michelle Drive
Torrance, CA 90503
Bruce and Sarah Everakes(5)	172,714	5.4%	--	--%
3442 Riverfalls
Northbrook, IL 60062

* Less than 1%.

(1)

Includes shares of common stock that may be deemed to be beneficially owned by such persons due to their beneficial ownership of Series A preferred stock, which are convertible to common stock on a one-share-for-one-share basis at any time at the election of the holder.

(2)

Each share of Series A preferred stock is convertible to common stock on a one-share-for-one-share basis at any time at the election of the Holder. Each share of Series A preferred stock entitles its holder to vote together with the common stock as a single class on all matters presented to the Company’s common stock holders for their vote. Each outstanding share of Series A preferred stock votes as 20,000 shares of common stock. The Series A preferred stock ranks in parity with the common stock on a per share basis, not on a per vote basis, as to any dividends, liquidation, dissolution or winding up of the Company.

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

(4)	Mr. Balzano is a Company consultant and serves as the president of our wholly-owned subsidiaries Industrial Resolutions Coalition, Inc. and Medex Legal Support, Inc.
(5)	Based solely on the Amendment No. 1 to Schedule 13G filed by Bruce Everakes on February 15, 2019.

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$0.00	2,000,000
Equity compensation plans not approved by security holders	-	$0.00	-
Total	-	$0.00	2,000,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed in Item 11 Executive Compensation, during the years ended December 31, 2018 and 2017, we did not engage in transactions with related persons (as defined by Rule 404 of Regulation S-K (Instructions to Item 404(a)) that exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two fiscal years in which any such related person had or will have a direct or indirect material interest.

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

Fees for professional services provided by Pinnacle Accountancy Group of Utah, (a dba of Heaton & Company, PLLC), our independent registered public accounting firm during the years ended December 31, 2018 and 2017, in each of the following categories, were as follows:

	2018	2017

Audit	$56,161	$55,997
Audit related	-	-
Tax	-	-
All other	-	-

Total	$56,161	$55,997

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

The board of directors has determined that the provision of services by Pinnacle Accountancy Group of Utah described above is compatible with maintaining their independence as our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements of the registrant are included in response to Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm – Pinnacle Accountancy Group of Utah, (a dba of Heaton & Company, PLLC), dated March 29, 2019.

Consolidated Balance Sheets as of December 31, 2018 and 2017.

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017.

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017.

Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

(a)(3) Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation and Amendments thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(3)
3.5	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(3)
3.6	Certificate of Designation of Rights, Privileges and Preferences of Series A Preferred Stock(4)
3.7	Articles of Amendment to Articles of Incorporation to affect 4 shares for 1 share forward split(5)
10.1	Pacific Health Care Organization, Inc. 2018 Equity Incentive Plan(6)+
10.2	Employment Agreement, dated February 1, 2013, between Pacific Health Care Organization, Inc. and Fred Odaka(7)+
14.1	Code of Ethics(8)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101

The following materials from Pacific Health Care Organization, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.*

+	Indicates management contract, compensatory plan or arrangement of the Company.
*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on September 19, 2002.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A-2 as filed with the Commission on July 13, 2004.
(3)	Incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on March 13, 2008.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on November 22, 2016.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on March 27, 2018.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2018.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed with the Commission on April 1, 2013.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB as filed with the Commission on April 17, 2007.

(b) Exhibits:

See Item 15(a) (3) above.

(c) Financial Statement Schedules:

See Item 15(a) (2) above.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: March 29, 2019	By:	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Tom Kubota	Chief Executive Officer, President and Director	March 29, 2019
Tom Kubota

/s/ Fred U. Odaka	Chief Financial Officer	March 29, 2019
Fred U. Odaka

/s/ David Wang	Director	March 29, 2019
David Wang

/s/ Stacy Hadley	Director	March 29, 2019
Stacy Hadley

/s/ Günter Soraperra	Director	March 29, 2019
Günter Soraperra

/s/ Lauren Kubota	Director	March 29, 2019
Lauren Kubota

/s/ Kristina Kubota	Director	March 29, 2019
Kristina Kubota