Form 10-Q
period 2019-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2019-05-20
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 000-50009

PACIFIC HEALTH CARE ORGANIZATION, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0285238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

1201 Dove Street, Suite 300
Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

(949) 721-8272

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act :

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

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

As of May 20, 2019, the registrant had 3,200,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Information

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS
	March 31,	December31,
	2019	2018
Current Assets
Cash	$7,368,174	$7,072,507
Accounts receivable, net of allowance of $28,442 and $28,442	1,100,867	940,426
Deferred tax assets	63,465	63,465
Prepaid income tax	73,959	73,959
Receivable – Other	23,715	23,715
Prepaid expenses	186,545	163,255
Total current assets	8,816,725	8,337,327

Property and Equipment, net
Computer equipment	407,503	405,219
Furniture and fixtures	215,960	215,960
Office equipment	9,556	9,556
Total property and equipment	633,019	630,735
Less: accumulated depreciation and amortization	(507,992)	(489,108)
Net property and equipment	125,027	141,627
Operating lease right-of-use asset, net	719,861	-
Other assets	26,788	26,788
Total assets	$9,688,401	$8,505,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$70,672	$63,724
Accrued expenses	272,092	248,455
Credit card payable	1,444	3,146
Income tax payable	122,859	100
Deferred rent expense	22,707	26,114
Dividend payable	37,000	37,000
Operating lease liabilities, current portion	247,472	-
Unearned revenue	45,448	45,448
Total current liabilities	819,694	423,987

Long Term Liabilities
Operating lease liabilities, long-term portion	472,389	-
Total Liabilities	1,292,083	423,987

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 10,000 shares designated as Series A preferred and 4,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	4	4
Common stock, $0.001 par value, 200,000,000 shares authorized, 3,200,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	3,200	3,200
Additional paid-in capital	425,669	425,669
Retained earnings	7,967,445	7,652,882
Total stockholders’ equity	8,396,318	8,081,755

Total liabilities and stockholders’ equity	$9,688,401	$8,505,742

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended March 31,
	2019	2018
Revenues:
HCO fees	$370,342	$399,442
MPN fees	123,865	134,644
Utilization review	292,683	287,021
Medical bill review	134,997	114,039
Medical case management	781,614	582,569
Other	79,937	65,594
Total revenues	1,783,438	1,583,309

Expenses:
Depreciation and amortization	18,884	16,344
Consulting fees	79,635	78,814
Salaries and wages	753,705	491,478
Professional fees	77,965	77,470
Insurance	73,383	67,029
Outsource service fees	124,809	95,881
Data maintenance	10,300	32,431
General and administrative	207,435	168,205
Total expenses	1,346,116	1,027,652

Income from operations	437,322	555,657

Other expense
Interest expense	-	-
Total other expense	-	-
Income before income tax provision	437,322	555,657

Income tax provision	(122,759)	(155,976)

Net income	$314,563	$399,681

Basic and fully diluted earnings per share:
Earnings per share amount	$0.10	$0.12
Weighted average common shares outstanding	3,200,000	3,200,000

Fully diluted earnings per share:
Earnings per share amount	$0.09	$0.11
Fully diluted common shares outstanding	3,544,000	3,544,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Preferred Stock	Common Stock	Additional paid-in capital	Retained earnings	Total stockholder’s equity
Balances at December 31, 2017	$4	$3,200	$425,669	$6,293,105	$6,721,978
Net Income			-	399,681	399,681
Balances at March 31, 2018	$4	$3,200	$425,669	$6,692,786	$7,121,659

Balances at December 31, 2018	$4	$3,200	$425,669	$7,652,882	$8,081,755
Net Income			-	314,563	314,563
Balances at March 31, 2019	$4	$3,200	$425,669	$7,967,445	$8,396,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$314,563	$399,681
Adjustments to reconcile net income to net cash:
Depreciation and amortization	18,884	16,344
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(160,441)	377,919
(Increase) in prepaid expenses	(23,290)	(3,875)
Increase (decrease) in accounts payable	6,948	(47,225)
(Decrease) in deferred rent expense	(3,407)	(1,142)
(Decrease) in credit card payables	(1,702)	-
Increase (decrease) in accrued expenses	23,637	(4,412)
Increase in income tax payable	122,759	155,976
Decrease in unearned revenue	-	332
Net cash provided in operating activities	297,951	893,598

Cash flows from investing activities:
Purchase of furniture and office equipment	(2,284)	(2,988)
Net cash used in investing activities	(2,284)	(2,988)

Cash flows from financing activities:
Net cash used in financing activities	-	-
Increase in cash	295,667	890,610

Cash at beginning of period	7,072,507	5,815,071
Cash at end of period	$7,368,174	$6,705,681

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities
Initial recognition of operating lease right of use asset and operating lease liabilities	$719,861	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations.  The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical information and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2018.  Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

Principles of Consolidation — The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Basis of Accounting — The Company uses the accrual method of accounting.

Revenue Recognition — The Company follows the guidance of Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers (Topic 606).”

Topic 606 creates a five-step model to recognize revenue which includes (i) identifying the contract with the customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocating the transaction price to the respective performance obligations in the contract, and (v) recognizing revenue when (or as) the Company satisfies the performance obligation.

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

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy.  The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At March 31, 2019 and December 31, 2018, bad debt reserves of $28,442 and $28,442, respectively, was a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of March 31, 2019 and December 31, 2018, are as follows:

	3/31/2019	12/31/2018
Customer A	31%	27%
Customer B	3%	10%
Customer C	10%	9%

Significant Customers - We provide services to insurers, third party administrators, self-administered employers, municipalities and other industries.  We are able to provide our full range of services to virtually any size employer in the state of California.  We are also able to provide utilization review, medical bill review and medical case management services outside the state of California.

During the period ended March 31, 2019 and 2018, we had three customers that accounted for more than 10% of our total sales.  The following table sets forth details regarding the percentage of total sales attributable to our significant customers in the past two years:

	3/31/2019	3/31/2018
Customer A	28%	32%
Customer B	13%	11%
Customer C	10%	6%

Leases - Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $719,861, lease liabilities for operating leases of $719,861, and a zero cumulative-effect adjustment to accumulated deficit. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”). Lease expense is recognized on a straight-line basis over the lease term. See Note 2 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

NOTE 2- OPERATING LEASES

In July 2015, the Company entered a 79-month lease to lease approximately 9,439 square feet of office space that commenced in September 2015. This office space serves as the Company’s principal executive offices, as well as, the principal offices of our operating subsidiaries. In March 2017, the Company entered a 39-month operating lease for an office copy machine with scanner with monthly payment at $1,723, commencing in April 2017.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended March 31, 2019
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statement of operations)	$66,230

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2019	$66,230
Weighted average remaining lease term – operating leases (in years)	3 years
Average discount rate – operating leases	5.75%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2019
Operating leases
Long-term right-of-use assets	$719,861
Short-term operating lease liabilities	$247,472
Long-term operating lease liabilities	472,389
Total operating lease liabilities	$719,861

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2019 (remaining 9 months)	$191,449
2020	281,803
2021	257,024
2022	71,359
Total lease payments	801,635
Less: Imputed interest/present value discount	(81,774)
Present value of lease liabilities	$719,861

Lease expenses were $66,230 and $66,230 during the three months ended March 31, 2019 and 2018, respectively.

NOTE 3 - SUBSEQUENT EVENTS

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

Throughout this quarterly report on Form 10-Q, unless the context indicates otherwise, the terms, “we,” “us,” “our” or “the Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”), Industrial Resolutions Coalition, Inc. (“IRC”), Medex Managed Care, Inc. (“MMC”), Medex Medical Management, Inc. (“MMM”), Medex Legal Support, Inc., (“MLS”) and Pacific Medical Holding Company, Inc. (“PMHC”).

Overview

We are a specialty workers’ compensation managed care company providing a range of services principally to California employers and claims administrators.  We incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc.  We changed our name to Pacific Health Care Organization, Inc., in January 2001.  In February 2001, we acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized in March 1994, in a share for share exchange.  Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (“MPNs”) in the state of California.  In August 2001, we formed Industrial Resolutions Coalition, Inc. (“IRC”), a California corporation, as a wholly-owned subsidiary of PHCO.  IRC oversees and manages the Company’s Workers’ Compensation Carve-Outs services. In June 2010, we acquired Medex Legal Support, Inc. (“MLS”), a Nevada corporation incorporated in September 2009.  MLS offers lien representation services and Medicare Set Aside (“MSA”) services.  In February 2012, we incorporated Medex Medical Management, Inc., (“MMM”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMM is responsible for overseeing and managing medical case management services. In March 2011, we incorporated Medex Managed Care, Inc. (“MMC”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMC oversees and manages the Company’s utilization review and managed bill review services. In October 2018, we incorporated Pacific Medical Holding Company, Inc. (“PMHC”) to act as a holding company for future potential acquisitions.

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

Results of Operations

The following represents selected components of our consolidated results of operations, for the three-month period ended March 31, 2019 and 2018, respectively, together with changes from period-to-period:

	For three months ended March 31,
	2019	2018	Amount Change	% Change

Revenues:
HCO	$370,342	$399,442	$(29,100)	(7%)
MPN	123,865	134,644	(10,779)	(8%)
Utilization review	292,683	287,021	5,662	2%
Medical bill review	134,997	114,039	20,958	18%
Medical case management	781,614	582,569	199,045	34%
Other	79,937	65,594	14,343	22%
Total revenues	1,783,438	1,583,309	200,129	13%

Expense:
Depreciation and amortization	18,884	16,344	2,540	16%
Consulting fees	79,635	78,814	822	1%
Salaries and wages	753,705	491,478	262,227	53%
Professional fees	77,965	77,470	495	1%
Insurance	73,383	67,029	6,354	9%
Outsource service fees	124,809	95,881	28,928	30%
Data maintenance	10,300	32,431	(22,131)	(68%)
General and administrative	207,435	168,205	39,230	23%
Total expenses	1,346,116	1,027,652	318,465	31%

Income from operations	437,322	555,657	(118,336)	(21%)

Other expense
Interest expense	-	-	-	-%
Total other expense	-	-	-	-%
Income before income tax provision	437,322	555,657	(118,336)	(21%)

Income tax provision	(122,759)	(155,976)	(33,217)	(21%)

Net income	$314,563	$399,681	$(85,119)	(21%)

Revenue

Total revenues during the three-month period ended March 31, 2019, increased 13% to $1,783,438 compared to $1,583,309 during the three-month period ended March 31, 2018.

During the first quarter 2019, utilization review, medical bill review, medical case management, and other revenues increased by 2%, 18%, 34%, and 22% respectively, while HCO and MPN fees decreased by 7% and 8%, respectively.

Other revenues consisted of revenues derived primarily from network claims repricing services, lien representation services, legal support services, workers’ compensation carve out revenues and Medicare-set-aside revenues.

HCO

During the three-month periods ended March 31, 2019 and 2018, HCO fee revenues were $370,342 and $399,442 respectively.  The 7% decrease in HCO revenue was primarily attributable to a loss of a customer after the first quarter of 2018 and HCO notifications for a customer being sent out in the second quarter of 2019 instead of the first quarter.

MPN

MPN fee revenue for the three-month periods ended March 31, 2019 and 2018, was $123,865 and $134,644, respectively, a decrease of 8% resulting from fewer claims reported by clients.

Utilization Review

During the three-month periods ended March 31, 2019 and 2018, utilization review revenue was $292,683 and $287,021, respectively.  The increase of 2% in the 2019 period was primarily attributable to a net increase in utilization reviews by existing customers. Utilization review can provide a safeguard against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, and appropriateness of decision-making.

Medical Bill Review

During the three-month period ended March 31, 2019, medical bill review revenue increased 18% from $114,039 to $134,997 when compared to the same period a year earlier.  This increase was due to an increase in the volume of hospital bills reviewed, partially offset by a decrease in the number of non-hospital bills reviewed for existing customers. Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement.  Such services include, but are not limited to, coding review and re-bundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements.  These services can result in significant network savings.

Medical Case Management

During the three months ended March 31, 2019 and 2018, medical case management revenue was $781,614 and $582,569, respectively. This increase in medical case management revenue of $199,045 was primarily the result of a net increase in the number and time spent on claims managed with existing customers. Medical case management keeps medical treatment claims progressing to a resolution and assures treatment plans are aligned from a medical perspective. Medical oversight is a collaborative process that assesses plans, implements, coordinates, monitors and evaluates the options and services required to meet an injured worker’s health needs. Medical case managers act as a liaison between the injured worker, claims adjuster, medical providers and attorneys to achieve optimal results for injured workers and employer/clients.

Other

Other fees consist of revenue derived from network access and claims repricing, lien representation, legal support services, Medicare-set-aside and workers’ compensation carve-outs services.  Other fee revenue for three-month periods ended March 31, 2019 and 2018, was $79,937 and $65,594, respectively. The increase of $14,343 was primarily the result of an increase in the number of Medicare-set-asides processed.

Expenses

Total expenses for the three months ended March 31, 2019 and 2018, were $1,346,117 and $1,027,652, respectively.  The increase of $318,465 was primarily due to hiring additional employees in the third quarter of the 2018, along with increases in salaries for existing employees, and general and administrative expenses.

Depreciation and Amortization

During the three-month period ended March 31, 2019, we recorded depreciation and amortization expense of $18,884 compared to $16,344 during the comparable 2018 period.  The increase in depreciation was primarily due to adjustments for a prior period.

Consulting Fees

During the three months ended March 31, 2019, consulting fees increased to $79,636 from $78,814 during the three months ended March 31, 2018.   This increase was the result of additional fees paid to a consultant.

Salaries and Wages

During the three-month period ended March 31, 2019, salaries and wages increased 53% to $753,705 compared to $491,478 during the same period in 2018.  This increase was primarily the result of hiring a director of healthcare, several full-time employees, and increases in salaries to retain existing employees. We employed 39 and 33 full-time employees as of March 31, 2019 and 2018, respectively.

Professional Fees

For the three months ended March 31, 2019, we incurred professional fees of $77,965 compared to $77,470 during the three months ended March 31, 2018.  The increase in professional fees was mainly the result of increased fees paid to our medical consultant, which was partially offset by decreased professional fees paid for medical case management services.

Insurance

During the three-month period ended March 31, 2019, we incurred insurance expenses of $73,383, a 9% increase over the same three-month period in 2018.  The increase in insurance expense was primarily attributable to hiring additional employees and covering the costs for their health insurance. We expect current insurance fees to moderately increase over the remaining months of 2019.

Outsource Service Fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing general administrative tasks, utilization review, medical bill review and medical case management services, and typically tends to increase and decrease in correspondence with increases and decreases in demand for those services.  We incurred $124,809 and $95,881 in outsource service fees during the three-month periods ended March 2019 and 2018, respectively. The 30% increase was the result of an increase in volume from our customers, that required additional outsource services for Medicare-set-asides, medical case management, medical bill review and utilization review.  We anticipate our outsource service fees will continue to move in correspondingly with the levels of client claims.

Data Maintenance

During the three-month period ended March 31, 2019 and 2018, data maintenance fees were $10,300 and $32,431, respectively.  The decrease of 68% was primarily the result of recording lower levels of notification fees associated with a customer’s annual renewal during the three-month period ended March 31, 2019 when compared to the same period in 2018.

General and Administrative

During the three-month period ended March 31, 2019, general and administrative expenses increased 23% compared to the three-month period ended March 31, 2018. This increase was primarily attributable to increases in auto expense, bank charges, dues and subscriptions, IT enhancement, licenses and permits, parking, and office supplies. We expect current levels of general and administrative expenses to increase during remaining months of 2019 as we will be replacing old computers and enhancing our IT security.

Income from Operations

Total income from operations decreased 21% during the three-month period ended March 31, 2019 when compared to the same period in 2018, as the result of increased expenses due to higher salaries, insurance, outsource service fees, and general and administrative expenses. These increased expenses were only partially offset by the 13% increase in revenue we realized during the same period.

Income Tax Provision

We realized income before taxes of $437,321 and $555,657 during the three-month periods ended March 31, 2019 and 2018, respectively. As a result of the this decrease in income from operations, coupled with the lower corporate income tax rate pursuant to the Tax Cuts and Jobs Act of 2017 (the “TCJA”) we realized a 21% decrease in our income tax provision.

Net Income

During the three-month period ended March 31, 2019, total net income was $314,563 compared $399,681 when to the same period in 2018.  As discussed above, this decrease in net income was primarily due to higher expenses resulting from hiring additional employees, insurance expenses, outsource service fees, and general administrative expenses.

Liquidity and Capital Resources

As of March 31, 2019, we had cash on hand of $7,368,174 compared to $7,072,507 at December 31, 2018.  The $295,667 increase was primarily the result of net cash provided by our operating activities, partially offset by cash used in investing activities. Net cash provided by our operating activities was the result of realizing net income coupled with increases in accounts payable, accrued expenses, and income tax payable and decreases in credit card payables and deferred rent expense and an increase in accounts receivable. We used $2,284 in investing activities to purchase computers, furniture and equipment.  Barring a significant downturn in the economy or the loss of major customers, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses over the next twelve months.

We currently have planned certain capital expenditures during 2019, to expand our IT capabilities and equipment.  We believe we have adequate capital on hand to cover these expenditures and do not anticipate this will require us to seek outside sources of funding.

We continue to investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses.  We are also looking to expand our business into the insurance industry during 2019 but have not identified any suitable merger or acquisition candidates or opportunities at the current time.  We anticipate an expansion or acquisition of this sort may require greater capital resources than we currently possess.  Should we need additional capital resources, we could seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining equity or debt financing when needed on favorable terms, or at all.  We could also use shares of our capital stock as consideration for a business acquisition transaction.

Cash Flow

During the three months ended March 31, 2019, cash was primarily used to fund operations. We had a net increase in cash of $295,667 during the three months ended March 31, 2019, compared to a net increase of $890,610 during the three months ended March 31, 2018.  See below for additional information.

	For the three months ended March 31,
	2019 (unaudited)	2018 (unaudited)

Net cash provided by operating activities	$297,951	$893,598
Net cash used in investing activities	(2,284)	(2,988)
Net cash used in financing activities	-	-

Net increase in cash	$295,667	$890,610

During the three months ended March 31, 2019 and 2018, net cash provided by operating activities was $297,951 and $893,598, respectively.

As discussed herein, we realized net income of $314,563 during the three months ended March 31, 2019, compared to net income of $399,681 during the three months ended March 31, 2018. The decrease of $595,647 in cash flow from operating activities was primarily the result of decreases in net income, prepaid expenses, deferred rent expense, credit card payables and unearned revenues and increase in accounts receivable, partially offset by increases in accounts receivables and depreciation and amortization.

Net cash used in investing activities was $2,284 and $2,988 during the three-month periods ended March 31, 2019 and 2018, respectively.  Net cash used in investing activities was lower by $704 during the three-month period ended March 31, 2019 when compared to March 31, 2018, because of lower expenditures for computers, furniture, and equipment.

Off-Balance Sheet Financing Arrangements

As of March 31, 2019, we had no off-balance sheet financing arrangements.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed in Part I, “Item 1A, Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018.  These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

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

Exhibit 101

The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	May 20, 2019	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	May 20, 2019	/s/ Fred Odaka
Fred Odaka Chief Financial Officer