Form 10-Q
period 2019-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2019-08-14
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

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

As of August 14, 2019, the registrant had 3,200,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS
	June 30,	December 31,
	2019	2018
Current Assets
Cash	$7,552,616	$7,072,507
Accounts receivable, net of allowance of $28,442 and $28,442	1,081,488	940,426
Deferred tax assets	63,465	63,465
Prepaid income tax	83,146	73,959
Receivable – Other	27,466	23,715
Prepaid expenses	111,136	163,255
Total current assets	8,919,317	8,337,327

Property and Equipment, net
Computer equipment	420,466	405,219
Furniture and fixtures	215,960	215,960
Office equipment	9,556	9,556
Total property and equipment	645,982	630,735
Less: accumulated depreciation and amortization	(525,981)	(489,108)
Net property and equipment	120,001	141,627
Operating lease right-of-use assets, net	681,910	-
Other assets	26,788	26,788
Total assets	$9,748,016	$8,505,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$42,862	$63,724
Accrued expenses	253,396	248,455
Credit card payable	957	3,146
Income tax payable	-	100
Deferred rent expense	41,421	26,114
Dividend payable	37,000	37,000
Operating lease liabilities, current portion	267,940	-
Unearned revenue	45,448	45,448
Total current liabilities	689,024	423,987

Long Term Liabilities
Operating lease liabilities, long-term portion	413,970	-
Total Liabilities	1,102,994	423,987

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 10,000 shares designated as Series A preferred and 4,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	4	4
Common stock, $0.001 par value, 200,000,000 shares authorized, 3,200,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	3,200	3,200
Additional paid-in capital	425,669	425,669
Retained earnings	8,216,149	7,652,882
Total stockholders’ equity	8,645,022	8,081,755

Total liabilities and stockholders’ equity	$9,748,016	$8,505,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended June 30,		For six months ended June 30,
	2019	2018	2019	2018
Revenues
HCO fees	$400,840	$360,265	$771,182	$759,707
MPN fees	127,113	130,633	250,978	265,277
Utilization review	286,555	299,497	579,238	586,518
Medical bill review	125,080	126,170	260,077	240,209
Medical case management	799,349	615,602	1,580,963	1,198,171
Other	76,382	129,350	156,319	194,944
Total revenues	1,815,319	1,661,517	3,598,757	3,244,826

Expenses
Depreciation and amortization	17,989	16,443	36,873	32,787
Bad debt provision	-	(35,000)	-	(35,000)
Consulting fees	70,007	85,449	149,642	164,263
Salaries and wages	781,836	627,350	1,535,541	1,118,828
Professional fees	101,251	77,743	179,216	155,213
Insurance	86,922	73,171	160,305	140,200
Outsource service fees	136,671	163,959	261,480	259,840
Data maintenance	57,319	16,798	67,619	49,229
General and administrative	217,566	183,567	425,001	351,772
Total expenses	1,469,561	1,209,480	2,815,677	2,237,132

Income from operations	345,758	452,037	783,080	1,007,694

Income before taxes	345,758	452,037	783,080	1,007,694
Income tax provision	(97,054)	(126,883)	(219,813)	(282,859)

Net income	$248,704	$325,154	$563,267	$724,835

Basic earnings per share:
Earnings per share amount	$0.08	$0.10	$0.18	$0.23
Weighted average common shares outstanding	3,200,000	3,200,000	3,200,000	3,200,000

Fully diluted earnings per share:
Earnings per share amount	0.08	$0.10	0.18	0.23
Weighted average common shares outstanding	3,204,000	3,204,000	3,204,000	3,204,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Preferred stock		Common Stock		Additional paid-in	Retained	Total stockholder’s
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balances at December 31, 2017	1,000	$4	3,200,000	$3,200	$425,669	$6,293,105	$6,721,978
Net Income	-	-	-	-	-	399,681	399,681
Balances at March 31, 2018	1,000	$4	3,200,000	$3,200	$425,669	$6,692,786	$7,121,659
Net Income	-	-	-	-	-	325,154	325,154
Balances at June 30, 2018	1,000	$4	3,200,000	$3,200	$425,669	$7,017,940	$7,446,813

Balances at December 31, 2018	1,000	$4	3,200,000	$3,200	$425,669	$7,652,882	$8,081,755
Net Income	-	-	-	-	-	314,563	314,563
Balances at March 31, 2019	1,000	$4	3,200,000	$3,200	$425,669	$7,967,445	$8,396,318
Net Income	-	-	-	-	-	248,704	248,704
Balances at June 30, 2019	1,000	$4	3,200,000	$3,200	$425,669	$8,216,149	$8,645,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$563,267	$724,835
Adjustments to reconcile net income to net cash from operations:
Increase in depreciation and amortization	36,873	32,787
Amortization of right-of-use assets	37,951	-
Changes in operating assets and liabilities:
(Decrease) in allowance for bad debt	-	(35,000)
(Increase) decrease in accounts receivable	(141,062)	262,142
(Increase) in prepaid income tax	(9,187)	(55,425)
Decrease (increase) in prepaid expenses	52,119	(108,812)
(Increase) in receivables other	(3,751)	(1,192)
(Decrease) in accounts payable	(20,862)	(2,643)
Increase (decrease) in deferred rent expense	15,307	(3,795)
Increase in accrued expenses	4,941	28,805
(Decrease) in credit cards payable	(2,189)	-
(Decrease) in income tax payable	(100)	(81,715)
Operating lease liabilities	(37,951)	-
Increase in unearned revenue	-	267
Net cash provided from operating activities	495,356	760,254

Cash flows from investing activities:
Purchase of furniture and office equipment	(15,247)	(12,191)
Net cash used in investing activities	(15,247)	(12,191)

Cash flows from financing activities:
Issuance of cash dividend	-	(18,750)
Net cash used in financing activities	-	(18,750)
Increase in cash	480,109	729,313

Cash at beginning of period	7,072,507	5,815,071
Cash at end of period	$7,552,616	$6,544,384

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income tax refund	-	(101)
Income taxes paid	$229,100	$419,999

Non-cash investing and financing activities
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$719,861	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2019

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations.  The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical information and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2018.  Operating results for the six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2019

(Unaudited)

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy.  The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.   We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At June 30, 2019 and December 31, 2018, bad debt reserves of $28,442 and $28,442, respectively, was a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of June 30, 2019 and December 31, 2018, are as follows:

	6/30/2019	12/31/2018
Customer A	26%	27%
Customer B	11%	7%
Customer C	11%	9%

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

During the period ended June 30, 2019 and 2018, we had three customers that accounted for more than 10% of our total sales.  The following table sets forth details regarding the percentage of total sales attributable to our significant customers in the past two years:

	6/30/2019	6/30/2018
Customer A	29%	30%
Customer B	14%	10%
Customer C	11%	8%

Leases - Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $681,910, lease liabilities for operating leases of $681,910, and a zero cumulative-effect adjustment to accumulated deficit. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”). Lease expense is recognized on a straight-line basis over the lease term. See Note 2 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2019

(Unaudited)

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statement of operations)	$68,153	$154,820

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2019	$43,986	$132,459
Weighted average remaining lease term – operating leases (in years)	2.78 years	2.78 years
Average discount rate – operating leases	5.75%	5.75%

The supplemental balance sheet information related to leases for the period is as follows:

At June 30, 2019
Operating leases
Long-term right-of-use assets	$681,910
Short-term operating lease liabilities	$267,940
Long-term operating lease liabilities	413,970
Total operating lease liabilities	$681,910

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2019 (remaining 6 months)	$142,295
2020	281,804
2021	257,024
2022	71,359
Total lease payments	752,482
Less: Imputed interest/present value discount	(70,572)
Present value of lease liabilities	$681,910

Lease expenses were $68,153 and $70,223 during the three months ended June 30, 2019 and 2018, respectively and $154,820 and $159,419 during the six months ended June 30, 2019 and 2018, respectively

NOTE 3 - SUBSEQUENT EVENTS

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

Throughout this quarterly report on Form 10-Q, unless the context indicates otherwise, the terms, “we,” “us,” “our” or “the Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”), Industrial Resolutions Coalition, Inc. (“IRC”), Medex Managed Care, Inc. (“MMC”), Medex Medical Management, Inc. (“MMM”) and Medex Legal Support, Inc. (“MLS”) and Pacific Medical Holding Company, Inc. (“PMHC”).

Overview

We incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc. We changed our name to Pacific Health Care Organization, Inc., in January 2001. In February 2001, we acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized in March 1994, in a share for share exchange. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (“MPNs”) in the state of California. In August 2001, we formed Industrial Resolutions Coalition, Inc. (“IRC”), a California corporation, as a wholly-owned subsidiary of PHCO. IRC oversees and manages the Company’s Workers’ Compensation Carve-Outs services. In June 2010, we acquired Medex Legal Support, Inc. (“MLS”), a Nevada corporation incorporated in September 2009. MLS offers lien representation services and Medicare Set-Aside (“MSA”) services. In February 2012, we incorporated Medex Medical Management, Inc., (“MMM”) in the state of Nevada, as a wholly owned subsidiary of the Company. MMM is responsible for overseeing and managing medical case management services. In March 2011, we incorporated Medex Managed Care, Inc. (“MMC”) in the state of Nevada, as a wholly owned subsidiary of the Company. MMC oversees and manages the Company’s utilization review and managed bill review services. In October 2018, we incorporated Pacific Medical Holding Company, Inc. (“PMHC”) to act as a holding company for future potential acquisitions.

Business of the Company

We are workers’ compensation cost containment specialists providing a range of services principally to California employers and claims administrators.  Our business objective is to deliver value to our clients that reduces their workers’ compensation related medical claims expense in a manner that will assure that injured employees receive high quality healthcare that allows them to recover from injury and return to gainful employment without undue delay.  According to studies conducted by auditing bodies on behalf of the California Division of Workers’ Compensation, (“DWC”) the two most significant cost drivers for workers’ compensation are claims frequency and medical treatment costs.

Our clients include self-administered employers, insurers, third party administrators, municipalities and others. Our principal clients are in the State of California where the high cost of workers’ compensation insurance is a critical problem for employers. We have processed medical bill reviews in 25 states. Our provider networks are composed of experts in treating worker injuries.

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following represents selected components of our consolidated results of operations, for the three-month periods ended June 30, 2019 and 2018, respectively, together with changes from period-to-period:

	For three months ended June 30,
	2019	2018	Amount Change	% Change
Revenues:
HCO fees	$400,840	$360,265	$40,575	11%
MPN fees	127,113	130,633	(3,520)	(3%)
Utilization review	286,555	299,497	(12,942)	(4%)
Medical bill review	125,080	126,170	(1,090)	(1%)
Medical case management	799,349	615,602	183,747	30%
Other	76,382	129,350	(52,968)	(41%)
Total revenues	1,815,319	1,661,517	153,802	9%

Expense:
Depreciation and amortization	17,989	16,443	1,546	9%
Bad debt provision	-	(35,000)	35,000	-
Consulting fees	70,007	85,449	(15,442)	(18%)
Salaries and wages	781,836	627,350	154,486	25%
Professional fees	101,251	77,743	23,508	30%
Insurance	86,922	73,171	13,751	19%
Outsource service fees	136,671	163,959	(27,288)	(17%)
Data maintenance	57,319	16,798	40,521	241%
General and administrative	217,566	183,567	33,999	19%
Total expenses	1,469,561	1,209,480	260,081	22%

Income from operations	345,758	452,037	(106,279)	(24%)

Income before taxes	345,758	452,037	(106,279)	(24%)
Income tax provision	(97,054)	(126,883)	29,829	(24%)

Net income	$248,704	$325,154	$(76,450)	(24%)

Revenue

Total revenues during the three-month periods ended June 30, 2019 and 2018 increased 9% to $1,815,319 from $1,661,517.

During the second quarter 2019, HCO and medical case management fees increased 11% and 30%, respectively, while MPN, utilization review, medical bill review and other fees decreased by 3%, 4%, 1%, and 41%, respectively. Other revenues consisted of revenues derived primarily from network claims repricing services, lien representation services, legal support services, workers’ compensation carve-out revenues and Medicare set-aside revenues.

HCO Fees

During the three-month periods ended June 30, 2019 and 2018, HCO fee revenues were $400,840 and $360,265, respectively. The increase was due to current customers enrolling additional employees into the HCO program partially offset by decreases in claim administration fees due to fewer reported injuries. The Medex Health Care Organization (HCO) program utilizes an exclusive, specialized network of medical providers experienced in workers’ compensation. It also gives the employer the right to direct medical care to a network physician for a work-related injury for up to 180-days of medical treatment. The ability to direct care during the early stage of a claim ensures the injured worker gets quality care in a timely manner.

 MPN Fees

MPN fee revenue for the three-month periods ended June 30, 2019 and 2018, were $127,113 and $130,633, respectively, a decrease of 3%, due to a decrease in claims administration fees as a result of fewer customer reported claims, partially offset by an increase in program administration fees from existing customers. The Medex Medical Provider Network (MPN) program is comprised of an exclusive, specialized network of medical providers experienced in workers’ compensation. This network was created to provide quality medical treatment for injured workers in a timely manner and provide medical reports.

Utilization Review

During the three-month periods ended June 30, 2019 and 2018, utilization review revenue was $286,555 and $299,497, respectively.  The decrease of $12,942 in the 2019 period was primarily attributable to a decrease in the volume of utilization reviews from current customers coupled with the loss of a customer. Utilization review can provide a safeguard against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, etc.  Through our skilled staff and automated review system, we can deliver utilization review services that cut overhead costs for the self-insured clients, insurance companies and the public entities we service.

Medical Bill Review

During the three-month period ended June 30, 2019, medical bill review revenue decreased 1% by $1,090, when compared to the same period a year earlier.  The decrease was due to a decrease in the number of both hospital and non-hospital bills from existing customers when compared to the same period a year earlier. Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement.  Such services include, but are not limited to, coding review and rebundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements.  These services can result in significant network savings.

Medical Case Management

During the three-month periods ended June 30, 2019 and 2018, medical case management revenue was $799,349 and $615,602, respectively.  The increase in medical case management revenue of $183,747 was the result of several clients assigning more claims to our medical case managers, which required the hiring of additional nurses to manage them. Medical case management keeps medical treatment claims progressing to a resolution and assures treatment plans are aligned from a medical perspective. Medical oversight is a collaborative process that assesses plans, implements, coordinates, monitors and evaluates the options and services required to meet an injured worker’s health needs. Medical case managers act as a liaison between the injured worker, claims adjuster, medical providers and attorneys to achieve optimal results for injured workers and employer/clients. The addition of several nurses keeps our ratio of claims per nurse at a level to ensure timely and appropriate medical care is given to the injured worker and facilitates a faster claim closure for our customers.

Other

Other fees consist of revenue derived from network access and claims repricing, lien representation, legal support services, Medicare set-aside and workers’ compensation carve-out services. Other revenue for three-month periods ended June 30, 2019 and 2018, were $76,382 and $129,350 respectively. The decrease in other fees of $52,968 was the result of a customer’s decrease in utilizing our provider network, thus reducing the revenue from network access fees and due to a client catching up on a backlog of Medicare set-aside claims.

Expenses

Total expenses for the three months ended June 30, 2019 and 2018, were $1,469,561 and $1,209,480, respectively.  The increase of $260,081 was the result of increases in depreciation and amortization, salaries and wages, professional fees, insurance, data maintenance, general and administrative expenses, which were partially offset by decreases in consulting fees, bad debt and outsource service fees.

Depreciation and Amortization

During the three-month period ended June 30, 2019, we recorded depreciation and amortization expense of $17,989 compared to $16,443 during the comparable 2018 period.  The increase in depreciation and amortization was primarily attributable to the purchasing of new fixed assets and certain fixed assets being fully depreciated during the three months ended June 30, 2019.

Bad Debt

During the three-month period ended June 30, 2019, bad debt provision decreased by $35,0000 compared to the three-month period ended June 30, 2018.  The decrease was primarily the result of various delinquent customers making payments which resolved their uncollectible status.

Consulting Fees

During the three months ended June 30, 2019, consulting fees decreased to $70,007 from $85,449 during the three months ended June 30, 2018.  The decrease of $15,442 was the result of the termination of a consultant, partially offset by hiring a consultant to assist with our insurance acquisition search.

Salaries and Wages

During the three-month period ended June 30, 2019, salaries and wages increased $154,486 compared to the same period in 2018.  This increase was primarily the result of hiring additional employees, reversal of a 10% pay cut for certain employees and executives, and salary increases for other employees.

Professional Fees

For the three months ended June 30, 2019, we incurred professional fees of $101,251 compared to $77,743 during the three months ended June 30, 2018.  The increase in professional fees was primarily the result of an increase in accounting, legal expenses and medical case management fees.

Insurance

During the three-month period ended June 30, 2019, we incurred insurance expenses of $86,922, a 19% increase over the same three-month period in 2018. The increase in insurance expense was primarily attributed to the additional medical insurance costs for new employees and increasing medical insurance premiums for the three-month period 2019 compared to the same period 2018.

Outsource Service Fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing some functions of utilization review, medical bill review, Medicare set-aside services and field case management fees and typically tends to increase and decrease in correspondence with increases and decreases in demand for those services.  We incurred $136,671 and $163,959 in outsource service fees during the three-month periods ended June 2019 and 2018, respectively.  The decrease of $27,288 was primarily due to the loss of a utilization review customer in the second quarter, fewer Medicare set-aside claims due to a customer catching up on a backlog of claims, and higher utilization of our internal nurses on field case management claims. We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review and certain medical case management services we provide in the future.

Data Maintenance

During the three-month periods ended June 30, 2019 and 2018, data maintenance fees were $57,319 and $16,798 respectively. The increase of $40,521 was primarily the result of recording a larger volume of notification fees associated with HCO annual renotification renewals during the three-month period ended June 30, 2019 when compared to the same period in 2018. A portion of this change was due to our recognition of annual HCO renotification fees for a particular customer in the second quarter 2019, compared to the first quarter 2018.

General and Administrative

During the three-month period ended June 30, 2019, general and administrative expenses increased 19% to $217,566 when compared to the three-month period ended June 30, 2018. This increase of $33,999 was primarily attributable to increases in charitable contributions, travel, vacation expense, postage expense, parking, licenses and permits, IT enhancements, dues and subscriptions, and miscellaneous expense, partially offset by decreases in office supplies, postage expense, auto expense, dues and subscriptions, and paid time off expenses.

Income from Operations

As a result of the $153,802 increase in total revenue during the three-month period ended June 30, 2019, and the $260,081 increase in total expenses during the same period, our income from operations decreased $106,279, or 24%, during the three-month period ended June 30, 2019, when compared to the same period in 2018.

Income Tax Provision

We realized a $29,829, or 24%, decrease in our income tax provision during the three-month period ended June 30, 2019, compared to the three-month period ended June 30, 2018. This decrease in income tax expense was primarily due to a decrease in the effective tax rate for the quarter ended June 30, 2019, as a result of the impact of the Tax Cuts and Jobs Act and lower income from operations.

Net Income

During the three-month period ended June 30, 2019, we realized a 22% increase in total expenses which was only partially offset by a 9% increase in total revenues and a 24% decrease in our provision for income tax when compared to the same period in 2018. As a result, we realized a net decrease of $76,450, or 24%, in net income during the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018.

Comparison of six months ended June 30, 2019 and 2018

The following represents selected components of our consolidated results of operations, for the six-month periods ended June 30, 2019 and 2018, respectively, together with changes from period-to-period:

	For six months ended June 30,
	2019	2018	Amount Change	% Change
Revenues:
HCO fees	$771,182	$759,707	$11,475	2%
MPN fees	250,978	265,277	(14,299)	(5%)
Utilization review	579,238	586,518	(7,280)	(1%)
Medical bill review	260,077	240,209	19,868	8%
Medical case management	1,580,963	1,198,171	382,792	32%
Other	156,319	194,944	(38,625)	(20%)
Total revenues	3,598,757	3,244,826	353,931	11%

Expense:
Depreciation and amortization	36,873	32,787	4,086	12%
Bad debt provision	-	(35,000)	35,000	-
Consulting fees	149,642	164,263	(14,621)	(9%)
Salaries and wages	1,535,541	1,118,828	416,713	37%
Professional fees	179,216	155,213	24,003	15%
Insurance	160,305	140,200	20,105	14%
Outsource service fees	261,480	259,840	1,640	1%
Data maintenance	67,619	49,229	18,390	37%
General and administrative	425,001	351,772	73,229	21%
Total expenses	2,815,677	2,237,132	578,545	26%

Income from operations	783,080	1,007,694	(224,614)	(22%)

Income before taxes	783,080	1,007,694	(224,614)	(22%)
Income tax provision	(219,813)	(282,859)	63,046	(22%)

Net income	$563,267	$724,835	$(161,568)	(22%)

Revenue

Total revenues during the six-month period ended June 30, 2019, increased 11% to $3,598,757 compared to $3,244,826 during the six-month period ended June 30, 2018.

During the first six months of 2019, HCO fees, medical bill review and medical case management increased 2%, 8% and 32% respectively, while MPN, utilization review, and other fees decreased by 5%, 1%, and 20%, respectively.  Other revenues consisted of revenues derived primarily from network claims repricing services, lien representation services, legal support services, workers’ compensation carve-out revenues and Medicare set-aside revenues.

HCO Fees

During the six-month periods ended June 30, 2019 and 2018, HCO fee revenues were $771,182 and $759,707 respectively. The 2% increase in HCO revenue was attributable to increases in HCO employee enrollment from existing customers and the addition of a new customer employee enrollment in 2019, partially offset by the loss of a customer and fewer reported claims, resulting in a decrease in claim network fees.

 MPN Fees

MPN fee revenue for the six-month periods ended June 30, 2019 and 2018, was $250,978 and $265,277 respectively, a decrease of 5%, resulting from fewer reported customer claims due to a decrease in claims administration fees as a result of fewer customer reported claims, partially offset by an increase in program administration fees from existing customers.

Utilization Review

During the six-month periods ended June 30, 2019 and 2018, utilization review revenue was $579,238 and $586,518, respectively.  The decrease of 1% in the 2019 period was primarily attributable to decreased utilization reviews from the loss of a customer partially offset by the addition of a new customer in the second quarter in 2019.

Medical Bill Review

During the six-month period ended June 30, 2019, medical bill review revenue increased by $19,868 when compared to the same period a year earlier. This 8% increase was due to a net increase during the six months ended June 30, 2019 in the volume of hospital and non-hospital bills processed from existing customers due to more reported injuries, despite a reduction in medical bills processed during the three months ended June 30, 2019.

Medical Case Management

During the six months ended June 30, 2019 and 2018, medical case management revenue was $1,580,963 and $1,198,171, respectively.  The increase in medical case management revenue of 32% was the result of several clients assigning more claims to our medical case managers, which required the hiring of additional nurses to manage them. We expect medical case management revenue to increase at a moderate rate during the remainder of fiscal 2019.

Other

Other revenue for six-month periods ended June 30, 2019 and 2018, were $156,319 and $194,944, respectively. The decrease of $38,625 was primarily the result of a customer’s decrease in utilizing our provider network, thus reducing the revenue from network access fees and due to a client catching up on a backlog of Medicare set-aside claims.

Expenses

Total expenses for the six months ended June 30, 2019 and 2018, were $2,815,677 and $2,237,132, respectively. The increase of $578,545 was the result of increases in depreciation and amortization, salaries and wages, professional fees, insurance, data maintenance, outsource service fees, and general and administrative expense, which were partially offset by decreases in consulting fees and decreases in bad debt provisions.

Depreciation and Amortization

During the six-month period ended June 30, 2019, we recorded depreciation and amortization expense of $36,873 compared to $32,787 during the comparable 2018 period.  The increase in depreciation and amortization was primarily attributable to the addition of new fixed assets partially offset by other fixed assets being fully depreciated during the second half of 2019.

Bad Debt

During the six-month period ended June 30, 2019, bad debt provision decreased by $35,000 compared to the six-month period ended June 30, 2018.  This decrease was primarily the result of various delinquent customers making payments which resolved their uncollectible status.

Consulting Fees

During the six months ended June 30, 2019, consulting fees decreased to $149,642 from $164,263 during the six months ended June 30, 2018.  This decrease of $14,621 was the primarily result of the termination of a consultant, partially offset by hiring a consultant to assist with our insurance acquisition search.

Salaries and Wages

During the six-month period ended June 30, 2019, salaries and wages increased 37% to $1,535,541 compared to $1,118,828 during the same period in 2018.  This increase was primarily the result of hiring additional employees, reversal of a 10% pay cut for certain employees and executives, and salary increases for other employees.

Professional Fees

For the six months ended June 30, 2019, we incurred professional fees of $179,216 compared to $155,213 during the six months ended June 30, 2018.  The $24,003 increase in professional fees was primarily the result of increases in accounting, legal expenses, and medical case management fees resulting from increased case management activity.

Insurance

During the six-month period ended June 30, 2019, we incurred insurance expenses of $160,305, a 14% increase over the same six-month period in 2018.  The increase in insurance expense was primarily attributed to the costs of medical insurance for new employees and increases in medical insurance for existing employees.

Outsource Service Fees

We incurred $261,480 and $259,840 in outsource service fees during the six-month periods ended June 2019 and 2018, respectively.  The increase of $1,640 was primarily the result of increases in outsource services required for medical bill review during the quarter ended March 31, 2019 partially offset by decreases in utilization review and field medical case management fees during the quarter ended June 30, 2019, primarily due to the loss of a utilization review customer, fewer Medicare set-aside claims due to a client catching up on a backlog of claims and higher utilization of our internal nurses on field medical management claims.  We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review and certain medical case management services we provide in the future.

Data Maintenance

During the six-month periods ended June 30, 2019 and 2018, data maintenance fees were $67,619 and $49,229 respectively. The increase of $18,390 was primarily the result of an increase in the number of employees enrolled in the HCO program with existing customers during the six-month period ended June 30, 2019 when compared to the same period in 2018.

General and Administrative

During the six-month period ended June 30, 2019, general and administrative expenses increased 21% to $425,001 when compared to the six-month period ended June 30, 2018.  This increase of $73,229 was primarily attributable to increases in advertising, auto expense, bank charges, dues and subscriptions, equipment expense, IT enhancement, licenses and permits, equipment rental, office rent, and other miscellaneous general administrative expense, partially offset by lower levels of shareholders expense, employment agency fees and telephone expenses.

We expect current levels of general and administrative expenses to increase during the remaining months of 2019 primarily to improve our IT technology to include the enhancement of our IT security.

Income from Operations

Total revenue during the six-month period ended June 30, 2019, increased by $353,931 to $3,598,757 compared to $3,244,826 in the same period in 2018. Our total expenses increased by $578,545 during the six months ended June 30, 2019, resulting in a decrease in income from operations of $224,614 compared to the six months ended June 30, 2018.  This resulted in a 22% decrease in income from operations when compared to the same period in 2018.

Income Tax Provision

We realized a decrease of $63,046 or 22%, in our income tax provision during the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018. This decrease in income tax expense was primarily due to a decrease in the effective tax rate for the quarter ended June 30, 2019, as a result of the impact of the Tax Cuts and Jobs Act together with, lower income before taxes during the six-month period ended June 30, 2019 when compared to same period in 2018.

Net Income

During the six-month period ended June 30, 2019, total revenues of $3,598,757 increased 11% and our provision for income tax was lower by 22%. These changes only partially offset the 26% increase in total expenses. As a result, we realized a $161,658, or 22% decrease in net income during the six months ended June 30, 2019 when compared to the six-month period June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had cash on hand of $7,552,616 compared to $7,072,507 at December 31, 2018.  The $480,109 increase was the result of net cash provided by our operating activities, partially offset by cash used in investing activities.

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

Cash Flow

During the six months ended June 30, 2019, cash was primarily used to fund operations. We had a net increase in cash of $480,109 during the six months ended June 30, 2019.  See below for additional information.

	For the six months ended June 30,
	2019 (unaudited)	2018 (unaudited)

Net cash provided from operating activities	$495,356	$760,254
Net cash used in investing activities	(15,247)	(12,191)
Net cash used in financing activities	-	(18,750)

Net increase in cash	$480,109	$729,313

During the six months ended June 30, 2019 and 2018, net cash provided by operating activities was $495,356 and $760,254 respectively.  As discussed herein, we realized net income of $563,267 during the six months ended June 30, 2019, compared to net income of $724,835 during the six months ended June 30, 2018.

The increase in cash flow from operating activities was primarily the result of increases in net income, depreciation and amortization, deferred rent expenses, accrued expenses, and decreases in prepaid expenses, partially offset by increases in accounts receivable, receivable other, prepaid income tax and decrease in accounts payable, credit card payable, increases in prepaid expenses.

Net cash used in investing activities was $15,247 and $12,191 during the six-month periods ended June 30, 2019 and 2018, respectively.  During the six-month period ended June 30, 2019 and 2018, net cash was used in investing activities to purchase computers, furniture and equipment.

We used no cash in financing activities in 2019. By comparison, in 2018 during the six-month periods ended June 30, 2018, we used $18,750 in financing activities to pay unclaimed dividends declared in September 2015.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of June 30, 2019.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment	$20,676	$20,676	$-	$-	$-
Office Leases	$731,806	266,935	464,871	-	-
Less: Imputed interest/present value discount	$(70,572)	$(15,257)	$(55,315)	$-	$-
Total Operating Leases	$681,910	$272,354	$409,556	$-	$-

Off-Balance Sheet Financing Arrangements

As of June 30, 2019, we had no off-balance sheet financing arrangements.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101

The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	August 14, 2019	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	August 14, 2019	/s/ Fred Odaka
Fred Odaka Chief Financial Officer