Form 10-Q
period 2019-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2019-11-14
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

As of November 14, 2019, the registrant had 3,200,000 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS
	September 30, 2019	December 31, 2018
Current Assets
Cash	$8,101,121	$7,072,507
Accounts receivable, net of allowance of $36,439 and $28,442	963,597	940,426
Deferred tax asset	63,465	63,465
Prepaid income tax	94,856	73,959
Receivable – Other	17,589	23,715
Prepaid expenses	119,964	163,255
Total current assets	9,360,592	8,337,327

Property and Equipment, net
Computer equipment	451,872	405,219
Furniture and fixtures	215,960	215,960
Office equipment	9,556	9,556
Total property and equipment	677,388	630,735
Less: accumulated depreciation and amortization	(544,493)	(489,108)
Net property and equipment	132,895	141,627
Operating lease right-of-use assets, net	621,348	-
Other assets	26,788	26,788
Total Assets	$10,141,623	$8,505,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$99,448	$63,724
Accrued expenses	304,794	248,455
Credit card payable	54	3,146
Income tax payable	-	100
Deferred rent expense	34,864	26,114
Dividend payable	37,000	37,000
Operating lease liabilities, current portion	201,551	-
Unearned revenue	47,344	45,448
Total current liabilities	725,055	423,987

Long Term Liabilities
Operating lease liabilities, long-term portion	419,797	-
Total Liabilities	1,144,852	423,987

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized at $0.001 par value of which 10,000 shares designated as Series A preferred and 4,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	4	4
Common stock, $0.001 par value, 200,000,000 shares authorized, 3,200,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	3,200	3,200
Additional paid-in capital	425,669	425,669
Retained earnings	8,567,898	7,652,882
Total stockholders’ equity	8,996,771	8,081,755

Total liabilities and stockholders’ equity	$10,141,623	$8,505,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended September 30,		For nine months ended September 30,
	2019	2018	2019	2018

Revenues
HCO fees	$376,170	$372,664	$1,147,352	$1,132,371
MPN fees	131,164	128,113	382,142	393,390
Utilization review	318,816	327,744	898,054	914,262
Medical bill review	136,793	140,084	396,870	380,293
Medical case management	804,004	624,655	2,384,967	1,822,826
Other	71,758	83,049	228,077	277,993
Total revenues	1,838,705	1,676,309	5,437,462	4,921,135

Expenses
Depreciation and amortization	18,512	17,412	55,385	50,199
Bad debt provision	8,000	-	8,000	(35,000)
Consulting fees	57,945	91,619	207,587	255,882
Salaries and wages	789,319	644,407	2,324,860	1,763,235
Professional fees	86,241	91,080	265,457	246,293
Insurance	81,390	73,042	241,695	213,242
Outsource service fees	111,567	92,122	373,047	351,962
Data maintenance	8,726	16,661	76,345	65,890
General and administrative	187,855	209,156	612,856	560,928
Total expenses	1,349,555	1,235,499	4,165,232	3,472,631

Income from operations	489,150	440,810	1,272,230	1,448,504

Income before taxes	489,150	440,810	1,272,230	1,448,504
Income tax provision	137,401	123,734	357,214	406,593

Net income	$351,749	$317,076	$915,016	$1,041,911

Basic earnings per share:
Earnings per share amount	$0.11	$0.10	$0.29	$0.33
Weighted average common shares outstanding	3,200,000	3,200,000	3,200,000	3,200,000

Fully diluted earnings per share:
Earnings per share amount	$0.11	$0.10	$0.29	$0.33
Weighted average common shares outstanding	3,204,000	3,204,000	3,204,000	3,204,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Retained	Total stockholder’s
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balances at December 31, 2017	4,000	$4	3,200,000	$3,200	$425,669	$6,293,105	$6,721,978
Net Income	-	-	-	-	-	399,681	399,681
Balances at March 31, 2018	4,000	$4	3,200,000	$3,200	$425,669	$6,692,786	$7,121,659
Net Income	-	-	-	-	-	325,154	325,154
Balances at June 30, 2018	4,000	$4	3,200,000	$3,200	$425,669	$7,017,940	$7,446,813
Net Income	-	-	-	-	-	317,076	317,076
Balances at September 30, 2018	4,000	$4	3,200,000	$3,200	$425,669	$7,335,016	$7,763,889

Balances at December 31, 2018	4,000	$4	3,200,000	$3,200	$425,669	$7,652,882	$8,081,755
Net Income	-	-	-	-	-	314,563	314,563
Balances at March 31, 2019	4,000	$4	3,200,000	$3,200	$425,669	$7,967,445	$8,396,318
Net Income	-	-	-	-	-	248,704	248,704
Balances at June 30, 2019	4,000	$4	3,200,000	$3,200	$425,669	$8,216,149	$8,645,022
Net Income	-	-	-	-	-	351,749	351,749
Balances at September 30, 2019	4,000	$4	3,200,000	$3,200	$425,669	$8,567,898	$8,996,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$915,016	$1,041,911
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	55,385	50,199
Changes in operating assets and liabilities:
Increase (decrease) in allowance for bad debt	7,997	(35,000)
(Increase) decrease in accounts receivable	(31,168)	90,505
(Increase) in prepaid income tax	(20,897)	(20,692)
Decrease (increase) in prepaid expenses	43,291	(23,341)
Decrease in receivables other	6,126	-
Increase (decrease) in accounts payable	35,724	(31,281)
Increase (decrease) in deferred rent expense	8,750	(6,447)
Increase in accrued expenses	56,339	94,344
(Decrease) increase in credit cards payable	(3,092)	1,647
(Decrease) in income tax payable	(100)	(81,715)
Increase in unearned revenue	1,896	1,302
Net cash provided from operating activities	1,075,267	1,081,432

Cash flows from investing activities:
Purchase of furniture and office equipment	(46,653)	(30,418)
Net cash used in investing activities	(46,653)	(30,418)

Cash flows from financing activities:
Issuance of cash dividend	-	(19,923)
Net cash used in financing activities	-	(19,923)
Increase in cash	1,028,614	1,031,091

Cash at beginning of period	7,072,507	5,815,071
Cash at end of period	$8,101,121	$6,846,162

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income taxes paid	$378,211	$558,999

Non-cash investing and financing activities
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$719,861	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2019

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations. The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical information and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2018. Operating results for the nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2019

(Unaudited)

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. At September 30, 2019 and December 31, 2018, bad debt reserves of $36,439 and $28,442, respectively, was a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of September 30, 2019 and December 31, 2018, are as follows:

	9/30/2019	12/31/2018
Customer A	27%	27%
Customer B	10%	7%
Customer C	7%	9%

Significant Customers - We provide services to insurers, third party administrators, self-administered employers, municipalities and other industries. We are able to provide our full range of services to virtually any size employer in the state of California. We are also able to provide utilization review, medical bill review and medical case management services outside the state of California.

During the period ended September 30, 2019, we had two customers that accounted for more than 10% of our total sales and three customers during the same time period in 2018. The following table sets forth details regarding the percentage of total sales attributable to our significant customers in the past two years:

	9/30/2019	9/30/2018
Customer A	26%	28%
Customer B	13%	12%
Customer C	9%	11%

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

NOTE 2- OPERATING LEASES

In July 2015, the Company entered a 79-month lease to lease approximately 9,439 square feet of office space that commenced in September 2015. This office space serves as the Company’s principal executive offices, as well as the principal offices of our operating subsidiaries. In March 2017, the Company entered a 39-month operating lease for an office copy machine with scanner with monthly payment at $1,723, commencing in April 2017.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2019

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statement of operations)	$73,825	$212,723

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2019	$79,841	$202,576
Weighted average remaining lease term – operating leases (in years)	2.54 years	2.54 years
Average discount rate – operating leases	5.75%	5.75%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2019
Operating leases
Long-term right-of-use assets	$621,348
Short-term operating lease liabilities	$201,551
Long-term operating lease liabilities	419,797
Total operating lease liabilities	$621,348

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2019 (remaining 3 months)	$71,147
2020	281,804
2021	257,024
2022	71,359
Total lease payments	681,334
Less: Imputed interest/present value discount	(59,986)
Present value of lease liabilities	$621,348

Lease expenses were $73,825 and $69,696 during the three months ended September 30, 2019 and 2018, respectively and $212,723 and $207,680 during the nine months ended September 30, 2019 and 2018, respectively.

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

Throughout this quarterly report on Form 10-Q, unless the context indicates otherwise, the terms, “we,” “us,” “our” or “the Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our subsidiaries.

Overview

We incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc. We changed our name to Pacific Health Care Organization, Inc., in January 2001. We have six wholly owned subsidiaries. In February 2001, we acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized in March 1994, in a share for share exchange. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (“MPNs”) in the state of California. In August 2001, we formed Industrial Resolutions Coalition, Inc. (“IRC”), a California corporation. IRC oversees and manages the Company’s Workers’ Compensation Carve-Outs services. In June 2010, we acquired Medex Legal Support, Inc. (“MLS”), a Nevada corporation incorporated in September 2009. MLS offers lien representation services and Medicare Set-Aside (“MSA”) services. In February 2012, we incorporated Medex Medical Management, Inc., (“MMM”) in the state of Nevada. MMM is responsible for overseeing and managing medical case management services. In March 2011, we incorporated Medex Managed Care, Inc. (“MMC”) in the state of Nevada. MMC oversees and manages the Company’s utilization review and managed bill review services. In October 2018, we incorporated Pacific Medical Holding Company, Inc. (“PMHC”) in the state of Nevada to act as a holding company for future potential acquisitions.

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

Our clients include self-administered employers, insurers, third party administrators, municipalities and others. Our principal clients are located in the state of California where the high cost of workers’ compensation insurance is a critical problem for employers. We process medical bill reviews in 25 states. Our provider networks are composed of experts in treating worker injuries.

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following represents selected components of our consolidated results of operations, for the three-month periods ended September 30, 2019 and 2018, respectively, together with changes from period-to-period:

	For three months ended September 30,
	2019	2018	Amount Change	% Change
Revenues:
HCO fees	$376,170	$372,664	$3,506	1%
MPN fees	131,164	128,113	3,051	2%
Medical case management	804,004	624,655	179,349	29%
Utilization review	318,816	327,744	(8,928)	(3%)
Medical bill review	136,793	140,084	(3,291)	(2%)
Other	71,758	83,049	(11,291)	(14%)
Total revenues	1,838,705	1,676,309	162,396	10%

Expense:
Depreciation and amortization	18,512	17,412	1,100	6%
Bad debt provision	8,000	-	8,000	100%
Consulting fees	57,945	91,619	(33,674)	(37%)
Salaries and wages	789,319	644,407	144,912	22%
Professional fees	86,241	91,080	(4,839)	(5%)
Insurance	81,390	73,042	8,348	11%
Outsource service fees	111,567	92,122	19,445	21%
Data maintenance	8,726	16,661	(7,935)	(48%)
General and administrative	187,855	209,156	(21,301)	(10%)
Total expenses	1,349,555	1,235,499	114,056	9%

Income from operations	489,150	440,810	48,340	11%

Income before taxes	489,150	440,810	48,340	11%
Income tax provision	137,401	123,734	13,667	11%

Net income	$351,749	$317,076	$34,673	11%

Revenue

Total revenues during the three-month period ended September 30, 2019, increased 10% to $1,838,705 compared to $1,676,309 during the three-month period ended September 30, 2018.

During the third quarter 2019, HCO, MPN, and medical case management increased 1%, 2%, and 29% respectively, while utilization review, medical bill review and other fees decreased by 3%, 2% and 14%, respectively. Other revenues consisted of revenues derived primarily from network access fees, lien representation services, legal support services, workers’ compensation carve out revenues and Medicare set-aside revenues.

HCO Fees

During the three-month periods ended September 30, 2019 and 2018, HCO fee revenue was $376,170 and $372,664, respectively. The 1% increase in HCO revenue was attributable to the addition of two new customers partially offset by the loss of a customer during the third quarter of 2019. The Medex Health Care Organization (HCO) program utilizes an exclusive, specialized network of medical providers experienced in workers’ compensation. It also gives the employer the right to direct medical care to a network physician for a work-related injury for up to 180-days of medical treatment. The ability to direct care during the early stage of a claim ensures the injured worker gets quality care in a timely manner.

MPN Fees

MPN fee revenue for the three-month periods ended September 30, 2019 and 2018, were $131,164 and $128,113, respectively, an increase of 2%, due to an increase in the numbers of claims and MPN program fees and the addition of a new customer. The Medex Medical Provider Network (MPN) program is comprised of an exclusive, specialized network of medical providers experienced in workers’ compensation. This network was created to provide quality medical treatment for injured workers in a timely manner and provide medical reports.

Medical Case Management

During the three months ended September 30, 2019 and 2018, medical case management revenue was $804,004 and $624,655, respectively. The increase in medical case management revenue of $179,349 was primarily from two existing customers adding medical case management services and increased medical management services on new and existing claims with current customers. Medical case management keeps medical treatment claims progressing to a resolution and assures treatment plans are aligned from a medical perspective. Medical oversight is a collaborative process that assesses plans, implements, coordinates, monitors and evaluates the options and services required to meet an injured worker’s health needs. A medical case manager acts as a liaison between the injured worker, claims adjuster, medical providers and attorneys to achieve optimal results for injured workers and employer/clients. We work to manage the number of nurses in our program to maintain our ratio of claims per nurse at a level that ensures timely and appropriate medical care is given to the injured worker and facilitates a faster claim closure for our customers.

Utilization Review

During the three-month periods ended September 30, 2019 and 2018, utilization review revenue was $318,816 and $327,744, respectively. The decrease of $8,928 in the 2019 period was primarily attributable to the loss of a client and decreased utilization review fees due to a current customer bringing a portion of utilization review in house. Utilization review can provide a safeguard against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, etc. Through our skilled staff and automated review system, we can deliver utilization review services that cut overhead costs for the self-insured clients, insurance companies and the public entities we service.

Medical Bill Review

During the three-month period ended September 30, 2019, medical bill review revenue was $136,793 and $140,084 respectively. Medical bill review revenue decreased 2% when compared to the same period a year earlier. This decrease was mainly caused by processing fewer medical bills from existing customers. Many of our existing customers have elected to pay the fee schedule, as opposed to having us review their hospital bills. Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement. Such services include, but are not limited to, coding review and re-bundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements. Our medical bill review services can result in significant network savings.

Other

Other fees consist of revenue derived from network access fees, lien representation, legal support services, Medicare set-aside and workers’ compensation carve-out services. Other fee revenue for three-month periods ended September 30, 2019 and 2018, was $71,758 and $83,049, respectively. The decrease of $11,291 was the result of fewer customers accessing our network. We recorded no lien representation and legal support services during the three-month period ended September 30, 2019.

Expenses

Total expenses for the three months ended September 30, 2019 and 2018, were $1,349,555 and $1,235,499, respectively. The increase of $114,056 was the result of increases in depreciation and amortization, bad debt provision, salaries and wages, insurance and outsource service fees partially offset by decreases in consulting fees, professional fees, data maintenance expense, and general and administrative expense.

Depreciation and Amortization

During the three-month period ended September 30, 2019, we recorded depreciation and amortization expense of $18,512 compared to $17,412 during the comparable 2018 period. The increase in depreciation and amortization was primarily attributable to the purchase of new computers, equipment, and software.

Bad Debt Provision

During the three-month period ended September 30, 2019, bad debt provision increased to $8,000 from $0 during the three-month period ended September 30, 2018. This increase was primarily the result of several customers with outstanding balances over 90 days during fiscal 2019.

Consulting Fees

During the three months ended September 30, 2019, consulting fees decreased 37% to $57,945 compared to $91,619 during the three months ended September 30, 2018. This decrease was primarily the result of the termination of a consultant.

Salaries and Wages

During the three-month period ended September 30, 2019, salaries and wages increased 22% to $789,319 compared to $644,407 during the same period in 2018. The increase in salaries and wages of $144,912 was primarily the result of hiring a Director of Healthcare and other employees for various departments.

Professional Fees

For the three months ended September 30, 2019, we incurred professional fees of $86,241 compared to $91,080 during the three months ended September 30, 2018. The $4,839 decrease in professional fees was primarily the decrease in medical case management fees partially offset by increases in legal, accounting and other professional fees.

Insurance

During the three-month period ended September 30, 2019, we incurred insurance expenses of $81,390, an 11% increase over the same three-month period in 2018. This increase in insurance expense was primarily attributable to an increase in group health insurance premiums when compared to the same period in 2018.

Outsource Service Fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing utilization review, medical bill review, Medicare set-aside services and field medical case management fees and typically tends to increase and decrease in correspondence with increases and decreases in demand for those services. We incurred $111,567 and $92,122 in outsource service fees during the three-month periods ended September 30, 2019 and 2018, respectively. The increase of $19,445 was primarily the result of increases in outsource services required for utilization review, medical bill review and medical case management. We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review and certain field medical case management services we provide in the future.

Data Maintenance

During the three-month periods ended September 30, 2019 and 2018, data maintenance fees were $8,726 and $16,661, respectively. The decrease of $7,935 was primarily the result of lower levels of HCO and MPN notification fees realized for new and existing customers during the three-month period ended September 30, 2019 when compared to the same period in 2018. Data maintenance fees tend to fluctuate from month to month depending on when new customers are enrolled, when the annual renewal of existing customer notification is due, and how many new employees our customers enroll in our HCO or MPN program.

General and Administrative

During the three-month period ended September 30, 2019, general and administrative expenses decreased 10% to $187,855 when compared to the three-month period ended September 30, 2018. This decrease of $21,301 was primarily attributable to decreases in advertising, auto expense, employment agency fees partially offset by increases in bank charges, dues and subscriptions, education, postage and delivery expense.

Income from Operations

As a result of the 10% increase in total revenue during the three-month period ended September 30, 2019, which was partially offset by the 9% increase in total expenses during the same period, our income from operations increased by 11% during the three-month period ended September 30, 2019, when compared to the same period in 2018.

Income Tax Provision

We realized income before taxes of $489,150 and $440,810 during the three-month periods ended September 30, 2019 and 2018, respectively, an increase of $48,340. We similarly realized a $13,667, or an 11%, increase in our income tax provision. The increase in the provision of income taxes was the result of the increase in income before taxes.

Net Income

During the three-month period ended September 30, 2019, total revenues of $1,838,705 was 10% higher when compared to the same period in 2018. This increase in total revenues was partially offset by a 9% increase in total expenses, resulting in an 11% increase in income from operations compared to the three months ended September 30, 2018. Correspondingly, we realized net income of $351,749 for the three-month period ended September 30, 2019, which reflects an 11% increase compared to the three-month period ended September 30, 2018.

Comparison of nine months ended September 30, 2019 and 2018

The following represents selected components of our consolidated results of operations, for the nine-month periods ended September 30, 2019 and 2018, respectively, together with changes from period-to-period:

	For nine months ended September 30,
	2019	2018	Amount Change	% Change
Revenues:
HCO fees	$1,147,352	$1,132,371	$14,981	1%
MPN fees	382,142	393,390	(11,248)	(3%)
Medical case management	2,384,967	1,822,826	562,141	31%
Utilization review	898,054	914,262	(16,208)	(2%)
Medical bill review	396,870	380,293	16,577	4%
Other	228,077	277,993	(49,916)	(18%)
Total revenues	5,437,462	4,921,135	516,327	10%

Expense:
Depreciation and amortization	55,385	50,199	5,186	10%
Bad debt provision	8,000	(35,000)	43,000	123%
Consulting fees	207,587	255,882	(48,295)	(19%)
Salaries and wages	2,324,860	1,763,235	561,625	32%
Professional fees	265,457	246,293	19,164	8%
Insurance	241,695	213,242	28,453	13%
Outsource service fees	373,047	351,962	21,085	6%
Data maintenance	76,345	65,890	10,455	16%
General and administrative	612,856	560,928	51,928	9%
Total expenses	4,165,232	3,472,631	692,601	20%

Income from operations	1,272,230	1,448,504	(176,274)	(12%)

Income before taxes	1,272,230	1,448,504	(176,274)	(12%)
Income tax provision	357,214	406,593	(49,379)	(12%)

Net income	$915,016	$1,041,911	$(126,895)	(12%)

Revenue

Total revenues during the nine-month period ended September 30, 2019, increased 10% to $5,437,462 compared to $4,921,135 during the nine-month period ended September 30, 2018.

During the first nine-months of 2019, HCO, medical case management and medical bill review increased 1%, 31% and 4% respectively, while MPN, utilization review, and other revenue decreased by 3%, 2%, and 18%, respectively. Other revenues consisted of revenues derived primarily from network access fees, lien representation services, legal support services, workers’ compensation carve-out revenues and Medicare set-aside revenues.

HCO fees

During the nine-month periods ended September 30, 2019 and 2018, HCO fee revenue was $1,147,352 and $1,132,371, respectively. The 1% increase in HCO revenue was primarily attributable to new customers and increased HCO employee enrollment from existing clients, which was partially offset by a decrease in claim network fees due to fewer injuries reported, and a loss of a customer when compared to the same period in 2018.

MPN fees

MPN fee revenue for the nine-month periods ended September 30, 2019 and 2018, was $382,142 and $393,390 respectively, a decrease of 3%, resulting from the loss of a customer partially offset by increased claim network fees due to an increase in workers’ compensation injuries.

Medical Case Management

During the nine-months ended September 30, 2019 and 2018, medical case management revenue was $2,384,967 and $1,822,826, respectively. The 31% increase in medical case management revenue was primarily the result of adding two new customers during 2019 and increases in the assignment of claims for medical case management from existing customers.

Utilization Review

During the nine-month periods ended September 30, 2019 and 2018, utilization review revenue was $898,054 and $914,262, respectively. The decrease of $16,208 in the 2019 period was attributable to a loss of a customer and decreased volume from existing customers which was only partially offset by the addition of two new customers.

Medical Bill Review

During the nine-month period ended September 30, 2019 and 2018, medical bill review revenue was $396,870 and $380,293, respectively. This 4% increase was due to processing more hospital bills and medical bills from existing customers due to an increase in medical treatment for existing claims and more injuries despite reductions in medical bills.

Other

Other fees consist of revenue derived from network access fees, lien representation, legal support services, Medicare set-aside and workers’ compensation carve-out services. Other fee revenue for the nine-month periods ended September 30, 2019 and 2018, was $228,077 and $277,993, respectively. The decrease of $49,916 was primarily the result of decreased network access fees and Medicare set-aside referrals and due to a client catching up on a backlog of Medicare set-aside claims during the 2018 period. We did not record any revenue for lien representation and legal support services.

Expenses

Total expenses for the nine-months ended September 30, 2019 and 2018, were $4,165,232 and $3,472,631, respectively. The increase of $692,601 was the result of increases in depreciation and amortization, salaries and wages, professional fees, insurance, outsource service fees, data maintenance, and general and administrative expense partially offset by decreases bad debt provision and consulting fees.

Depreciation and Amortization

During the nine-month period ended September 30, 2019, we recorded depreciation and amortization expense of $55,385 compared to $50,199 during the comparable 2018 period. The increase in depreciation and amortization was primarily attributable to the purchase of new computers, equipment, and software during the nine-months ended September 30, 2019. New computers, equipment, and software were purchased due to Microsoft’s end of life for Windows 7 at the end of 2019.

Bad Debt Provision

During the nine-month period ended September 30, 2019, bad debt provision increased by $43,000 compared to the nine-month period ended September 30, 2018. This increase was primarily the result of several customers with outstanding balances over 90 days.

Consulting Fees

During the nine-months ended September 30, 2019, consulting fees decreased to $207,587 from $255,882, when compared the nine months ended September 30, 2018. This 19% decrease was mainly the result of terminating a consultant partially offset by hiring a consultant to assist with our insurance acquisition search.

Salaries and Wages

During the nine-month period ended September 30, 2019, salaries and wages increased 32% to $ 2,324,860 from $1,763,235 during the same period in 2018. This increase was primarily the result of hiring a Director of Healthcare, and other departmental employees together with merit increases, and the reversal on July 1, 2018, of a 10% pay cut for certain employees and executives.

Professional Fees

For the nine-months ended September 30, 2019, we incurred professional fees of $265,457 compared to $246,293 compared during the nine months ended September 30, 2018. The increase of $19,164 in professional fees was primarily the result of an increase in fees paid for accounting, legal, and other consulting fees, partially offset by decreases in fees for medical case management.

Insurance

During the nine-month period ended September 30, 2019, we incurred insurance expenses of $241,695, a 13% increase over the same nine-month period in 2018. The increase in insurance expense was primarily attributed to medical insurance premiums for new employees and increases in medical insurance premiums for existing employees during the nine-month period ended September 30, 2019 compared to the same period in 2018.

Outsource Service Fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing utilization review, medical bill review, Medicare set-aside services, field medical case management services, and typically tends to fluctuate in correspondence with demand for those services. We incurred $373,047 and $351,962 in outsource service fees during the nine-month periods ended September 2019 and 2018, respectively. The increase of $21,085 was primarily the result of increases in outsource services required for utilization review and medical bill review, partially offset by decreases in Medicare set-aside services and field medical case management. We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review and certain medical case management services we provide in the future.

Data Maintenance

During the nine-month periods ended September 30, 2019 and 2018, data maintenance fees were $76,345 and $65,890, respectively. The increase of $10,455 was primarily the result of adding new customers, which was partially offset by the loss of two customers during the nine-month period ended September 30, 2019.

General and Administrative

During the nine-month period ended September 30, 2019, general and administrative expense increased 9% to $612,856 when compared to the nine-month period ended September 30, 2018. This increase of $51,928 was primarily attributable to increases in auto expense, bank charges, dues and subscriptions, licenses and permits, parking, postage and delivery, miscellaneous expense, office rent expense, and travel expense, partially offset by decreases in education expense, employment agency fees, equipment/repairs, printing and reproduction, tax penalty, reference material, telephone expense, charitable contributions, IT enhancement, postage, travel and entertainment expense, and other miscellaneous general administrative expense.

Income from Operations

As a result of the 10% increase in total revenue during the nine-month period ended September 30, 2019, coupled with a 20% increase in total expenses, our income from operations before taxes decreased 12% from $1,448,504 to $1,272,230 compared to the same period in 2018.

Income Tax Provision

We realized income before taxes of $1,272,230 and $1,448,504 during the nine-month periods ended September 30, 2019 and 2018, respectively. The decrease in income before taxes of $176,274, correspondingly, resulted in the provision for income taxes of $357,214 during the nine-month period ending September 30, 2019, compared to $406,593 for the same period a year earlier.

Net Income

During the nine-month period ended September 30, 2019, total revenues of $5,437,462 was 10% higher when compared to the same period in 2018. This increase in total revenues together with an increase of 20% in total expenses resulted in a 12% decrease in income from operations. Correspondingly, we realized net income of $915,016 for the nine-month period ended September 30, 2019, a 12% decrease compared to the nine-month period ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had cash on hand of $8,101,121 compared to $7,072,507 at December 31, 2018. The $1,028,614 increase was the result of net cash provided by our operating activities of $1,075,267, partially offset by cash used in investing activities of $46,653.

Cash flow from operating activities was primarily the result of increases in depreciation and amortization, bad debt provision, accounts payable, deferred rent, accrued expenses and unearned revenue and decreases in prepaid expenses and accounts receivable other, partially offset by increases in account receivables and prepaid income and decreases in credit card payables and income tax payables.

We used $46,653 in investing activities to purchase computers, furniture and equipment. No cash was used for financing activities in 2019. Barring a significant downturn in the economy or the loss of major customers, we believe that cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses over the next twelve months.

We currently have planned certain capital expenditures during 2019 to expand our IT capabilities. We believe we have adequate capital on hand to cover these expenditures and do not anticipate this will require us to seek outside sources of funding.

We continue to investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses. We are also looking to expand our business into the insurance industry but have not yet identified any suitable merger or acquisition candidates or opportunities at the current time. We anticipate an expansion or acquisition of this sort may require greater capital resources than we currently possess. Should we need additional capital resources, we could seek to obtain such through debt and/or equity financing. We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining equity or debt financing when needed on favorable terms, or at all. We could also use shares of our capital stock as consideration for a business acquisition transaction.

Cash Flow

During the nine months ended September 30, 2019, cash was primarily used to fund operations. We had a net increase in cash of $1,028,614 during the nine months ended September 30, 2019. See below for additional information.

	For the nine months ended September
	2019 (unaudited)	2018 (unaudited)

Net cash provided from operating activities	$1,075,267	$1,081,432
Net cash used in investing activities	(46,653)	(30,418)
Net cash used in financing activities	-	(19,923)

Net increase in cash	$1,028,614	$1,031,091

During the nine months ended September 30, 2019 and 2018, net cash provided by operating activities was $1,075,267 and $1,081,432, respectively. As discussed herein, we realized net income of $915,016 during the nine months ended September 30, 2019, compared to net income of $1,041,911 during the nine months ended September 30, 2018.

Net cash used in investing activities was $46,653 and $30,418 during the nine-month periods ended September 30, 2019 and 2018, respectively. During the nine-month periods ended September 30, 2019 and 2018, net cash used in investing activities was used to purchase computer equipment, equipment and software.

Net cash used in financing activities during the nine-month periods ended September 30, 2019 and 2018 was $0 and $19,923, respectively. During the 2018 period certain shareholders submitted the necessary paperwork to receive payment of the cash dividend declared on their shares in 2015, no shareholders made the necessary submissions to receive cash dividends during the 2019 period.

Summary of Material Contractual Commitments

The following is a summary of our material contractual commitments as of September 30, 2019.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Operating Leases – Equipment	$15,506	$15,506	$-	$-	$-
Office Leases	$665,828	269,200	396,628	-	-
Less: Imputed interest/present value discount	$(59,986)	$(15,481)	$(44,505)	$-	$-
Total Operating Leases	$621,348	$269,225	$352,122	$-	$-

Off-Balance Sheet Financing Arrangements

As of September 30, 2019, we had no off-balance sheet financing arrangements.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101

The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: November 14, 2019	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date: November 14, 2019	/s/ Fred Odaka
Fred Odaka Chief Financial Officer