Form 10-K
period 2019-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2020-03-26
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6,530,130.

As of March 25, 2020, the issuer had 12,800,000 shares of its $.001 par value common stock outstanding.

Documents incorporated by reference: None

PACIFIC HEALTH CARE ORGANIZATION, INC.

Throughout this Annual Report on Form 10-K, unless the context indicates otherwise, the terms, “we,” “us,” “our” or “the Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”), Industrial Resolutions Coalition, Inc. (“IRC”), Medex Managed Care, Inc. (“MMC”), Medex Medical Management, Inc. (“MMM”), Medex Legal Support, Inc. (“MLS”) and Pacific Medical Holding Company, Inc. (“PMHC”).

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this Annual Report on Form 10-K that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to statements about future demand for the products and services we offer, changes in the composition of the products and services we offer, the impact of the loss of one or more major customers, our ability to add new customers to replace the loss of current customers, the regulatory environment in which we operate, future revenues, expenses, results of operations, liquidity and capital resources or cash flows, or our actions, intentions, plans, strategies and objectives and other risks and uncertainties detailed elsewhere in this Annual Report on Form 10-K.  Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, economic conditions generally and in the industry in which we and our customers participate; the impact on our business of the recent outbreak of novel coronavirus (COVID-19), including the ability of our workforce to meet the needs of our clients while complying with federal and state social distancing, lockdown and other mandates; cost reduction efforts by our existing and prospective customers; competition within our industry, including competition from much larger competitors; business combinations; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products either organically or through acquisition, or to anticipate current or prospective customers’ needs; our ability to retain existing customers and to attract new customers; price increases; employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

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

We are workers’ compensation cost containment specialists providing a range of services principally to California employers and claims administrators. The Company was incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc. The Company changed its name to Pacific Health Care Organization, Inc., in January 2001. In February 2001, the Company acquired Medex Healthcare, a California corporation organized in March 1994, in a share for share exchange. Medex is a wholly-owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (“MPNs”) in the state of California. In August 2001, we formed IRC, a California corporation, as a wholly owned subsidiary of PHCO. IRC oversees and manages the Company’s Workers’ Compensation carve-outs services. In June 2010, the Company acquired MLS, a Nevada corporation incorporated in September 2009. MLS offers lien representation services and Medicare set-aside (“MSA”) services. In February 2012, we incorporated MMM in the state of Nevada, as a wholly-owned subsidiary of the Company. MMM is responsible for overseeing and managing medical case management services. In March 2011, we incorporated MMC in the state of Nevada, as a wholly-owned subsidiary of the Company. MMC oversees and manages the Company’s utilization review and managed bill review services. In October 2018, we incorporated PMHC in the state of Nevada, as a wholly-owned subsidiary, to act as a holding company for future potential acquisitions.

Business of the Company

We offer an integrated and layered array of complimentary business solutions that enable our clients to better manage their employee workers’ compensation related healthcare administration costs. We are constantly looking for ways to expand the suite of services we can provide our clients, either through strategic acquisitions or organic development.

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

Our core service focuses on the reduction of medical treatment costs by enabling our client/employers to share control over the medical treatment process. This control is obtained by participation in one of our medical treatment networks. We hold several valuable government-issued licenses to operate medical treatment networks. Through Medex we hold two of the total of seven licenses issued by the State of California to establish and manage a Health Care Organization (“HCO”) within the state of California. We also hold approvals issued by the State of California to act as a Medical Provider Network (“MPN”). Our HCO and MPN programs provide our client/employers with provider networks within which the client/employer has some ability to direct the administration of the claim. This is designed to decrease the incidence of fraudulent claims and disability awards and ensure injured employees receive the necessary back-to-work rehabilitation and training they need. We also offer medical bill and utilization review that provide oversight of medical billing and treatment requests, along with medical case management, which keeps medical treatment claims progressing to a resolution and assures treatment plans are aligned from a medical perspective.

Our clients include self-administered employers, insurers, third party administrators, municipalities and others. Our principal clients are located in the State of California where the high cost of workers’ compensation insurance is a critical problem for employers.  We have processed medical bill reviews in 23 states. Our provider networks are composed of experts in treating worker injuries.

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

Our HCO networks have contracted with approximately 3,900 individual medical providers and clinics, as well as hospitals, pharmacies, rehabilitation centers and other ancillary services enabling our HCOs to provide comprehensive medical services throughout California. Our provider networks are composed of experts in treating worker injuries. We are continually reviewing and enhancing these networks based upon the nominations of new clients and the approvals of their claim’s administrators. All network provider credentials are reviewed and approved by our subsidiary Medex.

HCO guidelines impose certain medical oversight, reporting, information delivery and usage fees upon HCOs. These requirements increase the administrative costs and obligations on HCOs over those applicable to an MPN, although the obligations and cost differentials between the two types of organizations have been narrowing over the past few years.

Medical Provider Networks

Like an HCO, an MPN is a network of health care professionals, but MPN networks do not require the same level of medical expertise in treating workplace injuries. Under an MPN program the client/employer dictates which physician the injured employee will see for the initial visit. Thereafter, the MPN program grants the employee discretion to choose which physician in the network will continue treatment of the claim; the client/employer is benefited by having that discretion limited for the life of the claim to physicians within the MPN network. In addition, the California MPN statute and regulations allow the injured employee to dispute treatment decisions, provide for second and third medical opinions, and then permits case review by an independent medical reviewer, whose decision can result in the client/employer losing control over medical treatment of the employee.

Unlike our HCOs, our MPN does not require our clients to pay annual enrollment fees, nor does it require our clients to comply with annual enrollment notice delivery requirements. As a result, there are fewer administrative costs associated with an MPN program, which allows our MPN to market its services at a lower cost to employers than our HCOs. For this reason, many clients may opt to use the less complicated MPN even though it provides client/employers fewer rights to control medical treatment of employee injury claims.

HCO + MPN

As a licensed HCO and approved MPN, in addition to offering HCO and MPN programs, we are also able to offer our client/employers a combination of the HCO and MPN programs. Under this plan model a client/employer can enroll its employees in the HCO program, and then prior to the expiration of the 180-day treatment period under the HCO program, the client/employer can enroll the employee into the MPN program. This allows client/employers to take advantage of both programs. To our knowledge, Medex is currently the only entity that offers clients/employers and HCO+MPN combination program.

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

Utilization Review

Using skilled staff and an automated review system, we deliver utilization review services to self-insured clients, insurance companies and public entities. Utilization review is designed to evaluate the medical necessity of proposed treatment by comparing medical records against accepted medical guidelines. Its purpose is to serve as a safeguard against liability for medical costs that are not medically appropriate or approved by the relevant medical and legal authorities and the payor. Reviews are conducted at the appropriate qualification level for the request and the proposed determination, and within the timelines set by the relevant regulations. We comply and participate with regulatory audits of Utilization Review Organizations, and in accordance with some state laws, maintain a full accreditation by URAC.

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

During 2019, Preferred Operator Group, LLC (POG) and Hilton Worldwide accounted for approximately 26% and 14% respectively, of our total sales.

Competition

We were one of the first commercial enterprises capable of offering HCO services and MPN services in California.  Now there are many companies who compete in this market.  Many of these competitors are larger than PHCO and may have greater financial, research and marketing experience and resources than we do, and they may therefore represent substantial long-term competition.  As of December 31, 2019, in California there were seven certified health care organization licenses issued to five companies. We own two of the seven licenses and have four possible direct HCO competitors.  Only three of these HCO competitors, however, are currently writing HCO business due to the complexity of the HCO regulations.  There are minimal requirements for establishing MPNs and therefore, as of December 31, 2019, there were 2,447 active MPNs in the State of California according to the DWC MPN website.  Of these, we have received approval for and administer 37 MPNs.

We compete on both quality of service delivery and price of services.  We maintain quality of service by virtue of the training, skill and experience of our professional staff and outside consultants. We compete on price through our integrated and robust information technology systems.  We focus our business primarily to those employers and payers who use our HCO and/or MPN services.  We anticipate that this focus will keep most of this business stable and renewable.  However, periodically we expect that some large clients may establish the in-house capability of performing the services we offer, as this has occurred in the past.  If we are unable to compete effectively, it will be difficult for us to retain current customers or add new customers, and our business, financial condition, and results of operations could be materially and adversely affected.

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

Employees

Including the employees of our subsidiaries, as of March 25, 2020 we employed 38 full-time employees.  We also use the services of several consultants.  Over the next twelve months, we anticipate hiring additional employees only if business revenues increase and our operating requirements warrant such hiring.

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

A significant portion of operating revenue is received from a relatively small group of customers. Combined sales for two customers accounted for approximately 40% and 40% of our total revenue in 2019 and 2018, respectively.

Most of our customer contracts permit either party to terminate without cause.  Many organizations in the insurance industry have consolidated and this could result in the loss of one or more of our customers through a merger or acquisition.  Additionally, we could lose customers due to competitive pricing pressures, failure to maintain the quality of the services we provide, our inability to retain sufficient staffing, as a result of a health crises or natural disaster or any number of other reasons.  If several customers terminate their contracts, or do not renew or extend their contracts with us, our results could be materially adversely affected.

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

We target our products to employers seeking to control the cost of employee workers’ compensation claims.  We face competition from a variety of companies and the markets for our services are fragmented and competitive.  Our competitors include national managed care providers, preferred provider networks, smaller independent providers and insurance companies. Many of our current and potential competitors have significantly greater financial, technical, marketing, and other resources than we do.  As a result, our competitors may be able to respond more quickly to new or emerging ways to manage treatment costs, including enhanced technology, changes in regulations and standards, and shifts in customer requirements.  We believe that as managed care techniques continue to gain acceptance in the marketplace, our competitors will increasingly consist of insurance companies, large workers’ compensation managed care service companies and other significant providers of managed care products.  These competitors may also be able to devote greater resources to the development, promotion and sale of their services and may be able to deliver competitive services or solutions at a lower end user price.  Any of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

Our business is driven substantially by the relation between the value we provide and the amount we charge for that value.  If the scope and quality of our services lag behind the market or lower cost participants can provide competitive services at lower prices, we may lose client/employers which could have an adverse impact on our results of operations and financial condition.

As noted in the description of business, we are in the business of assisting our client/employers control the cost of their employee workers’ compensation claims.  While we believe that factors, including the quality of care provided to the employee, the rapidity at which the employee returns to work, and the service provided to the customer, play a part in the selection and retention process of our customers, we understand that price is a primary determining factor in whether client/employers select or retain our services.  While our competitors may offer direct fees less than those we charge, they have traditionally added fees to their other associated services and thus raised total cost of their services.  If our competitors can reduce the cost at which they provide services, we anticipate that we would have to likewise attempt to reduce the cost at which we provide our services or risk losing employer customers.  Either outcome could have a material adverse impact on our business, results of operations and financial condition.

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

Failure to maintain our licenses and/or accreditation would have material impact on our business.

We require state issued licenses to operate our HCOs and approvals of our MPN networks in the State of California.  If the State of California were to determine that we have failed to comply with the licensure requirements, it has the authority to deny, suspend or revoke our licenses.  If our licenses were suspended or revoked, we would no longer be able to operate our HCO and/or MPN networks.  In addition to the reduction in revenue we would experience from the loss of our HCO and/or MPN operations, the other services we offer would likely also be impacted negatively as many of the customers for our utilization review, medical bill review and medical case management services are derived from our HCO and MPN clientele. The State of California requires workers compensation organizations performing utilization review in California to be accredited by URAC. If we were to lose our URAC accreditation, we would experience a reduction in utilization review revenue in California and other states. Other states in which we currently perform utilization review or utilization management each have different standards for authorizing UR organizations. If we were to fail to meet those varied standards or experience administrative difficulty managing the maintenance of these various certifications, we could experience a reduction in utilization review revenue and/or fines or penalties.

If we are successful in making strategic acquisitions, there exists a risk that an acquisition could have a negative impact on our business.

To date, we have been unsuccessful in our efforts to identify suitable acquisition candidates. Even if we are successful identifying and making strategic acquisitions, there can be no assurance such acquisitions will positively impact our business and results of operations. Acquisitions are subject to numerous risks. Expenses arising from our efforts could have a negative impact on operating results, at least in the short term. If such transactions do occur, there can be no assurance that we will be able to integrate effectively the acquired businesses. In addition, any such transactions would be subject to various risks associated with the acquisition of businesses, including, but not limited to, the following:

•

an acquisition may (i) negatively impact our results of operations because it may require incurring large one-time charges, substantial debt or liabilities; (ii) require the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets; or (iii) cause adverse tax consequences, substantial depreciation, or deferred compensation charges;

•

we may encounter difficulties in assimilating and integrating the businesses, technologies, products, services, personnel, or operations of companies that are acquired, particularly if key personnel of acquired companies decide not to work for us;

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

There can be no assurance that we will be able to identify or consummate any future acquisitions on favorable terms, or at all, or that any future acquisitions will not have an adverse impact on our business or results of operations. If suitable opportunities arise, we may finance such transactions through debt or equity financing. There can be no assurance, however, that such debt or equity financing would be available to us on acceptable terms when, and if, suitable strategic opportunities arise.

Our business is subject to online security risks, and if we are unable to safeguard the security and privacy of confidential data, our reputation and business could be harmed.

Our services involve the collection and storage of confidential information and the transmission of this information.  For example, we collect personal information, information regarding medical history, and information regarding medical treatments.  In certain cases, such information is provided to third parties, and we may therefore be unable to control the use of such information or the security protections employed by such third parties.  We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches.  With the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, we have taken steps to allow our workforce to render critical business functions remotely. Many of these measures are being deployed for the first time and there is no guarantee the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing Company data and systems remotely. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently.  As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.  Any compromise or perceived compromise of our security (or the security of our third-party service providers who have access to the confidential information we maintain) could damage our reputation and our relationship with our customers, third-party administrators, insurers and enrollees, could reduce demand for our services and could subject us to significant liability as well as regulatory action.  In addition, as new data security laws are implemented, or our customers determine to impose new requirements on us relating to data security, we may be unable to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes to address new data security laws could be time consuming and expensive and the failure to timely implement required changes could result in our inability to sell our services.

Efforts to minimize the use of certain healthcare cost containment techniques may cause our revenue to decrease.

Within the industry there has been a movement among certain healthcare provides to resist the use of cost containment techniques. Some have even restored to litigation to challenge the application of particular cost containment measures. This includes challenges to insurers’ claims adjudication and reimbursement decisions. While these lawsuits do not involve us or any services we currently offer directly, the impact of such cases may negatively impact our cost containment services revenue.

Increased use of early intervention services could negatively impact our revenue.

Our revenue could be negatively impacted by the increased use of early intervention services such as injury occupational healthcare, first notice of loss, and telephonic case management services. The implementation at an early stage in the claim by healthcare payors of these early intervention services can lead to decreases in the average length of, and the total costs associated with, a healthcare claim, which may reduce or even eliminate the need for the later stage network and healthcare management services we provide.

Certain aspects of the recent comprehensive tax reform could adversely affect our business and financial condition.

In 2017 U.S. tax reform legislation referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA”), went into effect significantly changing how the U.S. taxes corporations. The TCJA resulted in an overall benefit to us in 2018, as our effective federal tax rate decreased from 34% in 2017 to 21% in 2018. We believe the full impact of this comprehensive tax reform will not be fully understood for some time.   While the TCJA has had a positive impact on our business to date, we continue to analyze and monitor its impact for future periods.  There is no assurance that the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies will interpret or apply the provisions of the TCJA the same way we have.  There is no assurance that future guidelines, interpretations and regulations will not result in the application of the TCJA in a manner that is different from and potentially materially less favorable to the position we have taken.  If that becomes the case, our results of operations and financial condition could be materially negatively impacted.

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

Our cost of operation and/or demand for our services may be negative impacted by changes in government regulations.

Our primary business operations are subject to licensing and other regulatory requirements in California, including minimum qualification standards for personnel, confidentiality, internal quality control and dispute resolution procedures.  The cost of compliance with these regulatory programs can increase our costs of operation, which may make it difficult for us to compete with other available alternatives for healthcare cost control. The healthcare and workers’ regulatory environment is constantly evolving.  While we try to be involved in the legislative process and to stay informed on industry developments, we cannot predict what additional government initiatives affecting our business, if any, may be promulgated in the future.  We cannot assure that we will always be able to adapt to new or modified regulatory requirements or to keep in force necessary licenses and government approvals.  Proposals for healthcare legislative reforms are regularly considered at the federal and state levels.  To the extent that such proposals affect workers’ compensation, such proposals may render us unable to render services profitably, reduce demand for our services, or require us to develop new or modified services.  Any of these factors could materially impact our results of operations.

For example, in January 2020, California’s “gig economy law” (“AB5”) came into effect. This law is having a significant impact on businesses throughout the state, as it imposes a high bar to classifying an individual as an independent contractor rather than an employee. Even vendors who are incorporated or otherwise established as limited liability entities are subject to the AB5 evaluation, with liability arising for the hiring entity. As a business of our size, with the expansive nature of our services, and in the multiple geographic regions we serve, MEDEX relied in small part on the services of independent contractors, classified properly before AB5. In response to AB5, MEDEX has had to cease usage of some vendors who did not pass AB5’s test(s) and use either internal resources or other vendors in order to meet the needs of some of our business operations. The ongoing effect of our compliance with AB5 includes administrative burden, potentially higher costs, and diminished ability to meet some business needs in a timely manner.

Litigation and legal liability may adversely affect our financial condition and results of operations.

In instances where we make recommendations concerning the appropriateness of providers’ medical treatment plans of patients, we could potentially be exposed to legal claims from adverse medical outcomes. We do not believe we engage in the practice of medicine or medical services. Similarly, we do not grant or deny claims for payment of benefits.  Notwithstanding this, there is nothing that bars someone from filing litigation claiming that the services we provide constitute the practice of medicine or the delivery of medical services.

In addition, we cannot assure that we will not be the subject to other litigation, including but not limited to, being joined in litigation brought against our customers in the managed care industry.  While we maintain professional liability insurance and such other coverages as we believe are reasonable considering our experience to date, this coverage may be insufficient.  We also cannot assure you that insurance companies will always make insurance available to us at a reasonable cost to protect us from significant future liability. If we become subject to litigation that may adversely affect our business, financial condition or results of operations,

The price and trading volume of our common stock may be volatile, which may negatively affect the value and liquidity of your shares.

The market price of our common stock may be highly volatile and subject to wide fluctuations.  During the twelve-month period ended December 31, 2019, the low bid price for our common stock was $0.88 per share and the high bid price was $1.36 per share, (on an as adjusted basis to reflect the four-shares-for-one-share forward stock split that became effective on January 6, 2020).  Our common stock is currently quoted on the OTCQB, which is generally a thinly traded market that lacks the liquidity of certain other public markets.  Additionally, there are a limited number of our shares of common stock outstanding, which may further limit the liquidity of our shares.  Moreover, in the past, stock markets have experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets resulting in changes in the market price of the stock of many companies, which may not have been directly related to the operating performance of those companies.  We cannot assure you that the market price for our common stock will not fluctuate or decline significantly in the future or that there will be sufficient trading volume in our common stock to allow you to sell your shares in the market when you desire to do so.

Our Chief Executive Officer, President and Chairman of the board of directors has the ability to exercise significant control over the Company.

Tom Kubota, our Chief Executive Officer, President and Chairman of the board of directors beneficially owns 7,867,000 shares, or approximately 61.5%, of our outstanding common stock.  Since 2008, Mr. Kubota has held a majority of our outstanding common stock and voting control of the Company.  Mr. Kubota also holds 16,000 shares of our Series A preferred stock, which represents 100% of the outstanding shares of Series A preferred stock.  In most matters, our Series A preferred stock is treated on parity with our common stock on a share-for-share basis, with the exception that each share of Series A preferred stock is entitled to 20,000 votes of common stock on all matters submitted to a vote of our common stock holders.  The Series A preferred stock is convertible to shares of common stock on a one share for one share basis at the election of the holder thereof.  This capital structure may be viewed positively, negatively or indifferently by the market, investors and potential acquisition targets.  If, it is viewed negatively, it could affect the liquidity and/or market price for our common stock, our ability to merger and acquisition or capital raising transactions.

The spread of the coronavirus (COVID-19) threatens internal business operations, clients’ use of our services, the availability of the facilities and medical providers we contract with to participate in our networks, stock market activity, and the public and private infrastructure we rely on.

In late 2019 COVID-19 was identified after causing pneumonia and flu-like symptoms in a cluster of cases in China. By February 2020, the virus has spread to many countries around the world, including the United States and California, where the majority of our clients operate, and the Southern California area where the majority of our employees live and work. On March 19, 2020, the governor of California issued a stay-at-home order except for essential services, such as grocery stores, gas stations and banks, which can remain open. This order is to remain in effect until further notice. Our revenue is largely dependent upon the number of injured workers we treat and help return to work. As the United States federal and California State governments continue to impose measures to stem the spread of COVID-19 those efforts, at least temporarily, seems likely to limit the number of employees working, related workplace injuries and the number of employee injuries we treat. If that is the case, this could negatively impact the revenue we generate from the cost containment services we provide, at least in the shorter term. Also, because of the highly infectious nature of COVID-19, it is not unforeseeable that some percentage, perhaps even a significant percentage, of the medical providers within our HCO and MPN networks could be at risk of contracting COVID-19, or that the facilities they use to render treatment could be subject to temporary closures. Such contingencies would make it more difficult for the injured employees of our employer/clients to receive treatment, which could also impact our business, financial condition and results of operations.

Beginning in February 2020, we started taking steps to protect employees and business operations from the spread of COVID-19, following local, state, and national guidelines from recognized health sources. By mid-March 2020, we activated the remote work functionality of our business continuity plan for all essential employees and nearly all other employees. Currently, all critical business functions are being successfully rendered remotely; however, a number of these measures are being deployed for the first time, and there is no guarantee they will be completely effective throughout the duration of COVID-19 restrictions on daily life. We are continuing to assess the situation and will continue to take the actions we believe are appropriate to respond to the threat and the subsequent business impacts, including incurring additional expenses to maintain remote work viability, information technology and security expenses to adapt to changing availability of resources, provide federally mandated employee entitlements, and potential new avenues of liability. It is possible, that the scope of the threat will be beyond our ability to fully mitigate, which could result in a material adverse effect on our business, financial condition, and results of operations.

Competition to hire or retain qualified employees and key personnel and increasing costs of employee benefits may result in increased labor cost and decreased profitability.

The relative strength of the U.S. economy has made it more difficult for us to hire and retain qualified and capable individuals to fill roles in both for our day-to-day operational staff and for more senior or specialized employees. Moreover, the cost associated with employee benefits can experience significant increases based on economic factors beyond our control. We compete in the employee market with many larger, more established companies, many of which have greater resources and offer more robust benefits. Our failure to hire and retain employees within our current pay structure and increases in employee benefits costs could result in increased operating expenses and decreased profitability.

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

	High	Low
Fiscal year ended December 31, 2019*
Fourth Quarter	$1.26	$1.03
Third Quarter	$1.28	$1.10
Second Quarter	$1.36	$1.20
First Quarter	$1.15	$0.88

Fiscal year ended December 31, 2018*
Fourth Quarter	$1.36	$1.01
Third Quarter	$1.43	$0.64
Second Quarter	$0.96	$0.75
First Quarter	$0.81	$0.66

* All amounts adjusted to reflect the four-shares-for-one-share forward split of the Company’s stock that took effect on April 5, 2018 and the four-shares-for-one-share forward split of the Company’s stock that took effect on January 6, 2020.

Holders

As of March 25, 2020, we had 289 shareholders of record holding 12,800,000 shares of our common stock.  The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in “nominee” or “street” name by banks, brokers and other financial institutions.

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

We did not declare dividends on our outstanding common stock during the years ended December 31, 2019 and 2018 and we do not currently anticipate declaring cash dividends in the foreseeable future.

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

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the year ended December 31, 2019, which were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchaser, purchased any of our equity securities during the year ended December 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2019 and 2018, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 27 of this Annual Report on Form 10-K.

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

Overview

We are workers’ compensation cost containment specialists.  Our business objective is to deliver value to our clients that reduces their workers’ compensation related medical claims expense in a manner that will assure that injured employees receive high quality healthcare that allows them to recover from injury and return to gainful employment without undue delay.  Our clients include self-administered employers, insurers, third party administrators, municipalities and others.  Although we have processed medical bill reviews in 23 states, our principal clients are in the State of California where the high cost of workers’ compensation insurance is a critical problem.

Our core service focuses on reducing medical treatment costs by enabling employer/ clients to share the control over the medical treatment process.  This control is obtained by participation in one of our medical treatment networks.  We realize revenues from enrollment of the employees of our client/employers into our various networks. Beyond the core services we also provide claims-related services including utilization review, medical case management, medical bill review, lien representation, carve-outs, legal support and Medicare set-aside services that bring efficiencies to claims processing and management that further reduces the overall burden of worker compensation claims resolution.

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

Summary of Fiscal 2019

During the year ended December 31, 2019, total revenues increased 8%. Revenue from HCO, medical bill review and medical case management increased 1%, 3% and 23%, respectively. Offsetting those increases, revenue from MPN and Other fees decreased 2% and 23%, respectively. Revenue from utilization review was flat. The increases in revenue during fiscal 2019 came primarily from two significant customers. These increases were partially offset by decreased revenue from several customers.

During fiscal 2019, operating expenses increased by 15%, primarily as a result of increases in depreciation, bad debt provision, salaries and wages, professional fees, insurance, data maintenance and general and administration expenses.  These increases were partially offset primarily by lower consulting fees and outsource service fees.  As a result, our income from operations was $1,680,135 during fiscal 2019, compared to $1,889,407 in fiscal 2018.

Our provision for income tax expense decreased 11% during fiscal 2019, from $529,630 in 2018 to $482,075 in 2019 due to a decrease in income from operations.

Our net income decreased 12% to $1,198,060.  Basic and fully diluted earnings per share during fiscal 2019 was $0.09 and $0.09, respectively compared to $0.11 and $0.11, respectively during fiscal 2018.

Comparison of the Fiscal Years Ended December 31, 2019 and 2018

Results of Operations

The following represents selected components of our consolidated results of operations, for the years ended December 31, 2019 and 2018, respectively, together with changes from year-to-year:

	Year Ended December 31
	2019	2018	Amount of Change	% Change
Revenues
HCO	$1,724,276	$1,702,777	$21,499	1%
MPN	510,622	518,660	(8,038)	(2%)
Utilization review	1,215,089	1,218,376	(3,287)	-%
Medical bill review	535,942	520,199	15,743	3%
Medical case management	3,078,488	2,492,964	585,524	23%
Other	266,523	343,937	(77,414)	(23%)
Total revenues	7,330,940	6,796,913	534,027	8%

Expense
Depreciation	76,168	67,084	9,084	14%
Bad debt provision	23,846	(31,707)	55,553	(175%)
Consulting fees	268,403	353,622	(85,219)	(24%)
Salaries and wages	3,109,816	2,462,253	647,563	26%
Professional fees	353,394	347,704	5,690	2%
Insurance	328,663	283,844	44,819	16%
Outsource service fees	481,695	512,760	(31,065)	(6%)
Data maintenance	192,059	176,771	15,288	9%
General and administrative	816,761	735,175	81,586	11%
Total expenses	5,650,805	4,907,506	743,299	15%

Income from operations	1,680,135	1,889,407	(209,272)	(11%)

Income before taxes	1,680,135	1,889,407	(209,272)	(11%)
Income tax provision	482,075	529,630	(47,555)	(9%)

Net income	$1,198,060	$1,359,777	$(161,717)	(12%)

Revenue

HCO

During the years ended December 31, 2019 and 2018, HCO revenue was $1,724,276 and $1,702,777, respectively, a 1% increase. This increase in HCO revenue was primarily attributable to the addition of two new customers in the third quarter, an increase in the enrollment of additional employees into the HCO program, new claims, and URL fees from existing customers, partially offset by the loss of three customers in 2019 due to changes in the customers’ management teams that oversaw the HCO program and those teams’ decision to implement other workers’ compensation programs. The Medex Health Care Organization (HCO) program utilizes an exclusive, specialized network of medical providers experienced in workers’ compensation. The HCO program gives the employer the right to direct medical care to a network physician for a work-related injury for up to 180-days of medical treatment. The ability to direct care during the early stages of a claim ensures the injured worker gets quality care in a timely manner. The HCO program is required to send out enrollment forms annually to customers’ employees and their new employees. The fluctuations in HCO revenue are attributable to the number of employees a customer has and how many new employees they hire throughout the year.

MPN

MPN revenue for 2019 was $510,622 compared to $518,660 for 2018, a decrease of 2%, primarily from decreases in claims administration fees in the first and third quarter as a result of fewer customer reported new claims, partially offset by an increase in program administration fees from existing customers, MPN program fees and the addition of a new customer. The Medex Medical Provider Network (MPN) program is comprised of an exclusive, specialized network of medical providers experienced in workers’ compensation. This network was created to provide quality medical treatment for injured workers and medical reports in a timely manner.

Utilization review

During the year ended December 31, 2019, utilization review revenue was flat, with a slight decrease in revenue from $1,218,376 in 2018 to $1,215,089 in 2019. Revenue decreased due to a current customer taking a portion of utilization review in house, which resulted in fewer referrals and the loss of three customers. This decrease was partially offset by increases in utilization review referrals from existing customers and several existing customers adding utilization review services. Utilization review can provide a safeguard against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, etc.  Its purpose is to serve as a safeguard against liability for medical costs that are not medically appropriate or approved by the relevant medical and legal authorities and the payor. Reviews are conducted at the appropriate qualification level for the request and the proposed determination, and within the timelines set by the relevant regulations.

Medical bill review

During the twelve months ended December 31, 2019, revenue from medical bill review increased by 3% when compared the same period a year earlier.  This increase in revenue was due to an increase in medical bills received for review and an existing customer adding medical bill services, partially offset by decreases in bills received for other existing customers. Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement.  Such services include, but are not limited to, coding review and re-bundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements.  These services can result in significant network savings.

Medical case management

During the twelve-month periods ended December 31, 2019 and 2018, revenue from medical case management revenue was $3,078,488 and $2,492,964, respectively. The increase in medical case management revenue of $585,524 was primarily the result of an increase in the number of new claims and time spent on open claims managed with existing customers, partially offset by decreases due to changes in the medical case management billing hours structure for all customers in the fourth quarter. Medical case management keeps medical treatment claims progressing to a resolution and assures treatment plans are aligned from a medical perspective. Medical oversight is a collaborative process that assesses plans, implements, coordinates, monitors and evaluates the options and services required to meet an injured worker’s health needs. A medical case manager acts as a liaison between the injured worker, claims adjuster, medical providers and attorneys to achieve optimal results for injured workers and employer/clients. We work to manage the number of nurses in our program to maintain our ratio of claims per nurse at a level that ensures timely and appropriate medical care is given to the injured worker and facilitates a faster claim closure for our customers.

Other

Other fees consist of revenue derived from network access and claims fees, lien representation, legal support services, Medicare set-aside, and Workers’ Compensation carve-outs services.  Other fee revenue for the year ended December 31, 2019 decreased 23% when compared to the same period a year earlier. The decrease of $77,414 was the result of fewer claims accessing our network from one customer and fewer Medicare set-aside referrals due to a customer catching up on processing a backlog of Medicare set-aside claims. We recorded no lien representation and legal support services during 2019.

Expenses

Total expenses for the years ended December 31, 2019 and 2018, were $5,650,805 and $4,907,506, respectively.  The increase of $743,299 was the result of increases in depreciation, bad debt provision, salaries and wages, professional fees, insurance, data maintenance and general and administrative expenses.  These increases were partially offset by decreases in consulting fees and outsource service fees.

Depreciation expenses

During the twelve-month period ended December 31, 2019, we recorded depreciation expense of $76,168 compared to $67,084 during the comparable 2018 period.  The increase in depreciation and amortization was primarily attributable to the purchase of new computers, equipment, and software purchased due to Microsoft’s end of life for Windows 7 at the end of 2019.

Bad debt

During the year ended December 31, 2019, our allowance for bad debts increased $55,563 compared to the year ended December 31, 2018. This was primarily the result of several customers having outstanding balances over 90 days during the 2019 period. By comparison, during the 2018 period, we reduced the required allowance of bad debt which resulted in recording a credit to the provision for bad debt of $31,707 as a result of a customer paying overdue invoices during the 2018 period that we had considered.

Consulting fees

During the year ended December 31, 2019, consulting fees decreased $85,295, from $353,622 in 2018 to $268,403 in 2019. This 24% decrease was mainly the result of terminating a consultant who was assisting us with capital funding for acquisitions partially offset by hiring a consultant to assist with our insurance acquisition search.

Salaries and wages

During the twelve months ended December 31, 2019, salaries and wages increased by 26%.  This increase was primarily the result of hiring a new director in Medex Healthcare in the second quarter of 2018 and increases in salaries and wages for existing staff to retain and stay competitive in the labor market.

Professional fees

For the year ended December 31, 2019, we incurred professional fees of $353,394 compared to $347,704 during the same period in 2018. The 2% increase was primarily the result of an increase in accounting and other fees partially offset by a decrease in medical case management professional and legal fees.

Insurance

During 2019, we incurred insurance expenses of $328,663, an increase of $44,819 when compared to 2018 primarily due to an increase in net group health insurance expense. We expect insurance fees to increase in August 2020, when our current group health insurance plan is up for renewal.

Outsource service fees

 Outsource service fees consist of costs incurred by our subsidiaries in outsourcing utilization review, medical bill review, medical case management services, and Medicare set-aside and typically tends to increase and decrease in correspondence with increases and decreases in demand for those services.  We incurred $481,695 and $512,760 in outsource service fees during the twelve-month periods ended December 2019 and 2018, respectively.  The decrease of $31,065 was primarily the result of increasing the number of internal field case management assignments and fewer referrals sent out for Medicare set-aside. We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review, certain medical case management services and Medicare set-aside services we provide in the future.

Data maintenance

 During the year ended December 31, 2019 and 2018, we incurred data maintenance fees of $192,059 and $176,771, respectively.  The increase of $15,288 was primarily the result of an increase in the number of employee notifications associated with HCO customers during the twelve-month period ended December 31, 2019.

General and administrative

General and administrative expenses increased approximately 11% to $816,761 during the twelve months ended December 31, 2019, when compared to 2018. The increase in general and administrative expense was primarily attributable to increases in charitable contributions, auto expense, bank charges, dues and subscriptions, IT enhancement, licenses and permits, office supplies, parking, postage and delivery, rent expense for equipment, rent expense, vacation and miscellaneous expenses partially offset by decreases in advertising, education, employment agency fees, equipment/repairs, printing and reproduction, tax penalty, reference material, shareholders’ expenses, travel and entertainment expenses.

Income from Operations

The 15% increase in total expenses during fiscal 2019 more than offset the 8% increase in total revenues, resulting in an 11% decrease in income from operations during the fiscal year ended December 31, 2019, when compared to 2018.

Income Tax Provision

During the year ended December 31, 2019 we realized income from operations of $1,680,135 compared to $1,889,407, during the year ended December 31, 2018. This 11% decrease in income from operations resulted in a corresponding 9% decrease in our provision for income taxes, as we reduced our income tax provision from $529,630 during the year ended December 31, 2018 to $482,075 during the year ended December 31, 2019, of $209,272 or 11% in our income tax provision.

Net Income

During the year ended December 31, 2019, total revenues of $7,330,940 increased by $534,027 when compared to the same period 2018.  This increase in total revenues was offset by increases in total expenses of $743,299, resulting in income from operations of $1,680,135, compared to income from operations of $1,889,407 during 2018.  These changes coupled with changes in our income tax provision resulted in net income of $1,198,060 in 2019, compared to net income of $1,359,777 during 2018.

Liquidity and Capital Resources

We realized net loss and an increase in cash during fiscal 2019.  As of December 31, 2019, we had cash on hand of $8,104,164 compared to $7,072,507 at December 31, 2018.  The $1,031,657 increase in cash on hand was primarily the result of net cash provided by our operating activities partially offset by cash used in investing activities.

Net cash provided by our operating activities was the result of realizing net income coupled with increases in bad debt provision, accrued expenses, deferred rent expense, unearned revenue and decreases in receivable other, prepaid expense and deferred tax asset partially offset by increases in accounts receivable and prepaid income tax and decreases in accounts payable and credit card payable.

We used $59,168 in investing activities for purchases of computers, furniture and equipment. During 2019 no shareholders who had not previously submitted the necessary paperwork to receive the one-time cash dividend we declared in September 2015 submitted the required paperwork to us, so we paid no made no unclaimed dividend payments during 2019.

In 2019, we replaced all of our desktops with laptops due to the age of the computers and as part of our continuity plan. We anticipate investing activities will continue to in an effort to replace outdated equipment. Barring a significant downturn in the economy or the loss of major customers, we believe that cash on hand and anticipated revenues from operations will be enough to cover our operating expenses over the next twelve months.

We continue to investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses. We are also looking to expand our business into the insurance industry and through acquisitions of other companies providing similar or complimentary services to the services we currently offer, but have not identified any suitable candidates or opportunities at the current time.  We anticipate an expansion or acquisition of this sort may require greater capital resources than we currently possess.  Should we need additional capital resources, we could seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining equity or debt financing when needed on favorable terms, or at all.  We could also use shares of our capital stock as consideration for a business acquisition transaction. We anticipate an acquisition using our capital stock as consideration would result in dilution to our existing shareholders.

Cash Flow

During the year ended December 31, 2019, cash was primarily used to fund operations. We had net increases in cash of $1,031,657 and $1,257,436 during the years ended December 31, 2019 and 2018, respectively. See below for additional, discussion and analysis of cash flow.

	December 31, 2019	December 31, 2018
Net cash provided by operating activities	$1,090,825	$1,319,093
Net cash (used in) investing activities	(59,168)	(41,734)
Net cash (used in) financing activities	-	(19,923)
Net increase in cash	$1,031,657	$1,257,436

Net cash provided by operating activities was $1,090,825 and $1,319,093 in 2019 and 2018, respectively.  The decrease of $228,268 in cash flow from operating activities is the result of realizing lower net income coupled with increases in bad debt provision, prepaid income tax, accrued expenses, deferred rent expense, and unearned revenue partially offset by decreases in receivable other, prepaid expenses, accounts payable, credit card payable, deferred tax asset and income tax payable.

Net cash used in investing activities were $59,168 and $41,734 in 2019 and 2018, respectively.  Net cash used in investing activities was higher by $17,434 in 2019 because of an increase in purchases of computers, furniture and equipment.

In 2019 we used $0 in financing activities, compared to $19,923 in 2018. As noted above, cash flows used in financing activities during 2018 were used to pay unclaimed cash dividends declared in September 2015.

Impact of COVID-19 on our Business

In late 2019 COVID-19 was identified. By February 2020, the virus has spread to many countries around the world, including the United States. By late February, authorities in the United States began advising American businesses to prepare for the effects of the outbreak. In early March 2020 we issued an advisory to our clients including medical information, prevention, and our role in assisting employers with COVID-19 preparation. At the same time, we issued an advisory and policies to employees, vendors, and office visitors that reflects the relevant recommendations of the Centers for Disease Control and Prevention, the World Health Organization, and other authorities for preventing and containing the spread of the disease in the workplace. This included medical and symptomatic information about the virus, and stated the in-office measures we implemented to prevent the spread of the disease including hand sanitizing stations, tissues, and cleaning supplies placed in common areas throughout the office; frequent reminders to wash hands properly at one of the four sinks available in our headquarters location; remote work options for employees who were sick with a respiratory illness, showed signs of a fever, had reason to believe that they had been exposed to the virus, or were affected by social impacts like school closures; and information on confidential risk assessments based on the CDC guidelines. Our Disaster Recovery and Business Continuity Plan was reviewed and, as needed, updated to focus on specific guidance relating to COVID-19, to address how critical business operations can be rendered by employees working remotely and how to most effectively deploy these measures if and as necessary.

In mid-March 2020, the Centers for Disease Control issued an advisory against public gatherings of 50 people or more. In light of these advisories, we have implemented and executed an Interim Remote Work Plan in Response to Coronavirus Concerns, whose purpose is to foster the social distancing required to prevent the spread of the virus for both employees working remotely and those who continue to work at our headquarters. On March 20, 2020, the governor of California issued a stay-at-home order except for essential services, such as grocery stores, gas stations and banks to remain open. This order will remains in effect until further notice. At the time of this filing, approximately 100% of our employees are working remotely and we are performing approximately 95% of our typical business functions, with the primary exceptions being certain manual, non-critical functions.

While we have taken steps to address how critical business functions can be rendered remotely, the most effective means to deploy these measures and the best ways to ensure data security, as many of these measures are being deployed for the first time, there is no guarantee they will be completely effective or that we will not encounter some of the common risks associated with employees working remotely, including accessing company data and systems remotely. As discussed in more detail above in Item 1A Risk Factors, our business could be materially and adversely affected by the potential interruptions to our business operations arising from the COVID-19 outbreak.

Contractual Obligations and Contingencies

Smaller reporting companies are not required to provide this information.

Off-Balance Sheet Financing Arrangements

As of December 31, 2019, we had no off-balance sheet financing arrangements.

Inflation

We experience pricing pressures in the form of competitive pricing. Insurance carriers and third-party administrators often try to take our clients by offering bundled claims administration services with their own managed care services at a lower rate. We are also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits and facility leases. We believe that these impacts are material to our revenues or net income. Some of our clients are public entities which contract with us at a fixed price for the term of the contract. Increases in labor and employee benefits can reduce our profit margin over the term of these contracts.

Critical Accounting Policies and Estimates

See Note 2 to our audited consolidated financial statements contained elsewhere in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pacific Health Care Organization, Inc.

Newport Beach, CA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pacific Health Care Organization, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 25, 2020

Pacific Health Care Organization, Inc.

Consolidated Balance Sheet

ASSETS
	December 31,	December 31,
	2019	2018
Current Assets
Cash	$8,104,164	$7,072,507
Accounts receivable, net of allowance of $30,525 and $28,442	1,114,725	940,426
Deferred tax assets	22,819	63,465
Prepaid income tax	158,641	73,959
Receivable – Other	14,900	23,715
Prepaid expenses	128,343	163,255
Total current assets	9,543,592	8,337,327

Property and Equipment, net
Computer equipment	464,388	405,219
Furniture and fixtures	215,960	215,960
Office equipment	9,556	9,556
Total property and equipment	689,904	630,735
Less: accumulated depreciation and amortization	(565,277)	(489,108)
Net property and equipment	124,627	141,627
Operating lease right-of-use assets, net	558,945	-
Other assets	26,788	26,788
Total Assets	$10, 253,952	$8,505,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$52,220	$63,724
Accrued expenses	249,904	248,455
Credit card payable	55	3,146
Income tax payable	-	100
Deferred rent expense	29,947	26,114
Dividend payable	37,000	37,000
Operating lease liabilities, current portion	266,480	-
Unearned revenue	46,066	45,448
Total current liabilities	681,672	423,987

Long Term Liabilities
Operating lease liabilities, long-term portion	292,465	-
Total Liabilities	974,137	423,987

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding at December 31, 2019 and 2018	16	16
Common stock, $0.001 par value, 200,000,000 shares authorized, 12,800,000 shares issued and outstanding at December 31, 2019 and 2018	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	8,850,942	7,652,882
Total stockholders’ equity	9,279,815	8,081,755

Total Liabilities and Stockholders’ Equity	$10,253,952	$8,505,742

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statement of Operations

	Years Ended December 31,
	2019	2018
Revenues
HCO	$1,724,276	$1,702,777
MPN	510,622	518,660
Utilization review	1,215,089	1,218,376
Medical bill review	535,942	520,199
Medical case management	3,078,488	2,492,964
Other	266,523	343,937
Total revenues	7,330,940	6,796,913

Expenses
Depreciation	76,168	67,084
Bad debt provision	23,846	(31,707)
Consulting fees	268,403	353,622
Salaries and wages	3,109,816	2,462,253
Professional fees	353,394	347,704
Insurance	328,663	283,844
Outsource service fees	481,695	512,760
Data maintenance	192,059	176,771
General and administrative	816,761	735,175
Total expenses	5,650,805	4,907,506

Income from operations	1,680,135	1,889,407

Income before taxes	1,680,135	1,889,407
Income tax provision	482,075	529,630

Net income	$1,198,060	$1,359,777

Basic earnings per share:
Earnings per share amount	$0.09	$0.11
Basic common shares outstanding	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.09	$0.11
Fully diluted common shares outstanding	12,816,000	12,816,000

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Paid		Total
	Shares	Amount	Shares	Amount	in Capital	Retained Earnings	Shareholders’ Equity
Balance December 31, 2017	16,000	$16	12,800,000	$12,800	$416,057	$6,293,105	$6,721,978

Net income for the year ended December 31, 2018	-	-	-	-	-	1,359,777	1,359,777

Balance December 31, 2018	16,000	$16	12,800,000	$12,800	$416,057	$7,652,882	$8,081,755

Net income for the year ended December 31, 2019	-	-	-	-	-	1,198,060	1,198,060

Balance December 31, 2019	16,000	$16	12,800,000	$12,800	$416,057	$8,850,942	$9,279,815

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$1,198,060	$1,359,777
Adjustments to reconcile net income to net cash:
Depreciation	76,168	67,084
Bad debt provision	23,846	(31,707)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(198,145)	132,523
Decrease (increase) in deferred tax asset	40,646	(19,795)
(Increase) in prepaid income tax	(84,682)	(73,959)
Decrease (increase) in receivable – other	8,815	(23,715)
Decrease in prepaid expenses	34,912	3,527
(Decrease) in accounts payable	(11,504)	(7,414)
Increase (decrease) in accrued expenses	1,449	(6,750)
(Decrease) increase in credit card payable	(3,091)	3,146
(Decrease) in income tax payable	(100)	(81,615)
Increase (decrease) in deferred rent expense	3,833	(9,100)
Increase in unearned revenue	618	7,091

Net cash provided by operating activities	1,090,825	1,319,093

Cash Flows from Investing Activities
Purchase of furniture and equipment	(59,168)	(41,734)
Net cash used in investing activities	(59,168)	(41,734)

Cash Flows from Financing Activities
Issuance of cash dividends	-	(19,923)
Net cash used in financing activities	-	(19,923)
Increase in cash	1,031,657	1,257,436

Cash at beginning of period	7,072,507	5,815,071
Cash at end of period	$8,104,164	$7,072,507

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes paid	$526,211	$754,999

Non-cash investing and financing activities	-	-
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$719,861	$-

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company used the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the periods ended December 31, 2019 and 2018.

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

The ASU requires the use of a five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. Revenues are generated as services are provided to the customer based on the sales price agreed and collected. The Company recognizes revenue as the time is worked or as units of production are completed, which is when the revenue is earned and realized. Labor costs are recognized as the costs are incurred.

The Company derives its revenue from the sale of services offered through its HCO and MPN provider networks,

medical bill review, utilization review, medical case management services, lien defense, carve-outs, Medicare set-aside. These services are billed individually as separate components to our customers. These fees include monthly and/or annual HCO and/or MPN administration fees, claim and network access fees, medical bill review fees, legal support fees, Medicare set-aside fees, lien service fees, workers’ compensation carve-outs, utilization review fees, medical case management flat rate fees or hourly fees depending on the agreement with the client.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

E.    Earnings (Per Share of Common Stock)

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements. The fully diluted earnings per share includes 16,000 shares of Series A preferred stock, as disclosed in Section L of Note 2.

	For the Years Ended December 31,
	2019	2018
Basic Earnings per share:
Income (numerator)	$1,198,060	$1,359,777
Shares (denominator)	12,800,000	12,800,000
Per share amount	$0.09	$0.11
Fully Diluted Earnings per share:
Income (numerator)	$1,198,060	$1,359,777
Shares (denominator)	12,816,000	12,816,000
Per share amount	$0.09	$0.11

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

Years Ended December 31, 2019 and 2018

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

J.     General and Administrative Expenses

General and administrative expenses include fees for advertising, charity, rent expense for office, shareholders’ expense, auto expenses, bank charges, dues and subscriptions, education, employment agency fees, equipment/repairs, IT enhancement and internet expenses, licenses and permits, office supplies, parking, postage and delivery, printing and reproduction, tax penalty, reference material, rent expense for equipment, telephone, compensated absences, travel expenses and entertainment costs.

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

L.    Capital Structure

On January 6, 2020, the Company effected a four-shares-for-one-share (4:1) forward stock split (“Forward Split”) of its common stock and its Series A preferred stock. Unless otherwise noted, impacted amounts, share and per share information included in the financial statements and notes thereto have been retroactively adjusted for the Forward Split as if such Forward Split occurred on the first day of the first period presented.

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

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

The Company has two classes of stock. The Articles of Incorporation of the Company, as amended, authorize 5,000,000 shares of $0.001 par value preferred stock, which may be issued in one or more series, with designation, rights and privileges of such preferred stock to be set by the board of directors of the Company from time to time.  On November 21, 2016, the board of directors of the Company approved a Certificate of Designation of Rights, Privileges and Preferences of Series A preferred stock and authorized the Company’s officers to file such with the Utah Division of Corporations and Commercial Code to create the Series A preferred stock.  The Series A preferred stock has a par value of $0.001 and consists of 40,000 shares.  The holders of Series A preferred stock are entitled to vote with the common stockholders on all matters brought for approval of the common stockholders.  In connection with any such matter, each outstanding share of Series A preferred stock is entitled to 20,000 votes of common stock of the Company.  In the event of a liquidation, dissolution or winding up of the Company, the Series A preferred stock shall rank in parity with the Company’s common stock.  Holders of Series A preferred stock are entitled to receive dividends, when, as and if declared by the board of directors.  The Series A preferred stock shall rank in parity with the Company’s common stock as to any dividends.  As of December 31, 2019, and 2018, 16,000 shares of the Series A preferred stock were outstanding.

The Company also has voting common stock of 800,000,000 shares authorized at December 31, 2019 and 2018, and 12,800,000 and 12,800,000 shares issued and outstanding, respectively. The Company purchased no shares of treasury stock at cost during fiscal 2019 and 2018, respectively. As of December 31, 2019, and 2018, the Company paid dividends declared in September 2015 of $0 and $0, respectively.

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

Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. At fiscal year-end 2019 and 2018, the Company’s bad debt reserve of $30,525 and $28,442, respectively as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2019 and 2018, are as follows:

	12/31/19	12/31/18
Customer A	18%	27%
Customer B	7%	9%
Customer C	8%	8%

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

During 2019, Preferred Operator Group, LLC (POG) and Hilton Worldwide accounted for approximately 26% and 14% respectively, of our total sales.

P.    Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases.” Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $719,861, lease liabilities for operating leases of $719,861, and a zero cumulative-effect adjustment to accumulated deficit. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”). Lease expense is recognized on a straight-line basis over the lease term. If a Company lease does not provide an implicit rate, the Company develops an estimated incremental borrowing rate at the commencement date based on the estimated rate at which it would borrow, in the current economic environment, an amount equal to the lease payments over a similar term on a collateralized basis which is used to determine the present value of lease payments. The Company had no finance leases at December 31, 2019.

Q.    Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and except as follows, there are no material subsequent events to report. As of the date of issuance of the financial statements, it is difficult to determine the impact the COVID-19 outbreak will have on the Company. The extent of its impact will depend upon future developments that are highly uncertain and cannot currently be predicted with any level of confidence. As discussed elsewhere in this report, the Company has begun to implement measures to allow it to continue essential business operations remotely, if and as needed. The Company continues to monitor the situation. No impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances had occurred as of year-end; however, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future. In addition, while the Company’s results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

NOTE 4 – FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases more than $1,000 per item.  Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation which is five years for computer equipment, office equipment, and furniture and fixtures. Scheduled below are the assets, costs and accumulated depreciation at December 31, 2019 and 2018.

	Cost		Accumulated Depreciation and Amortization
Assets	December 31, 2019	December 31, 2018	December 31, 2019(1)	December 31, 2018
Computer equipment	$464,388	$405,219	$369,700	$317,513
Furniture and fixtures	215,960	215,960	187,108	157,013
Office equipment	9,556	9,556	8,469	14,582
Totals	$689,904	$630,735	$565,277	$489,108

(1)	Depreciation and amortization expense for the years ended December 31, 2019 and 2018, totaled $76,168 and $67,084, respectively.

NOTE 5 – INCOME TAXES

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes.” FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision for the years ended December 31, 2019 and 2018, consisted of the following:

	2019	2018
Current
Federal	$299,795	$376,637
State	141,633	172,788
Deferred
Federal	29,346	(14,523)
State	11,301	(5,272)
Total tax provision	$482,075	$529,630

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2019 and December 31, 2018, are as follows:

	2019	2018
Depreciation
Federal	$(26,172)	$(27,192)
State	(8,703)	(12,562)
Reserve for bad debts
Federal	5,029	4,197
State	1,672	1,939

Deferred Rent		-
Federal	6,289	5,014
State	2,091	2,316

Deferred Revenues
Federal	9,674	8,726
State	3,217	4,031

State tax deductions	29,722	33,156
Vacation accrual
Federal	-	29,987
State	-	13,853

Net deferred tax asset	$22,819	$63,465

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2019	2018

Expense at federal statutory rate of 21%	$352,828	$396,775
State tax effects	120,818	132,337
Non-deductible expenses	9,455	9,054
Effects of rate change	-	-
Other items	(1,026)	(8,536)
Income tax provision	$482,075	$529,630

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

Years Ended December 31, 2019 and 2018

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2019, the Company had no accrued interest or penalties. The years 2016, 2017, 2018 are still open for examination by the Internal Revenue Service.

NOTE 6 – LEASES

In April 2017, we entered a 39-month operating lease for an office copy machine with monthly payments at $1,723.

In July 2015, the Company entered a new 79-month office lease that commenced on September 28, 2015.  The lease provides for approximately 9,439 square feet of office space.  This office space serves as the principal executive offices of the Company, as well as, the principal offices of the Company’s operating subsidiaries, Medex, IRC, MLS, MMM, MMC and PMHC.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Year Ended December 31, 2019
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statement of operations)	$610,186

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019	$277,844
Weighted average remaining lease term – operating leases (in years)	2.30 years
Average discount rate – operating leases	5.75%

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2019
Operating leases
Long-term right-of-use assets	$558,945
Short-term operating lease liabilities	$266,480
Long-term operating lease liabilities	292,465
Total operating lease liabilities	$558,945

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2020	$281,803
2021	257,024
2022	71,359
Total lease payments	610,186
Less: Imputed interest/present value discount	(51,241)
Present value of lease liabilities	$558,945

Lease expenses were $261,087 and $274,019 during the years ended December 31, 2019 and 2018, respectively.

NOTE 7 – ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:

	2019	2018

Salaries and wages	$75,779	$54,579
Compensated absences	123,027	162,169
Legal fees	9,150	2,760
Accounting fees	25,964	11,732
Sales commissions	14,680	14,001
Other	1,304	3,214
Total	$249,904	$248,455

NOTE 8 – EQUITY INCENTIVE AWARDS

2018 Plan

The Pacific Health Care Organization, 2018 Equity Incentive Plan (the “2018 Plan”) became effective on April 6, 2018. The 2018 Plan permits the granting of 8,000,000 shares of Common Stock. No awards or grants have been awarded or granted under the Plan. The 2018 Plan provides for grants of equity incentive compensation to employees and consultants of the Company and such other individuals as the Company reasonably expects to become employees or consultants of the Company. The 2018 Plan allows for awards of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards, and (e) other equity-based awards. The 2018 Plan will terminate automatically on the tenth anniversary of the 2018’s Plan Effective Date.  The 2018 Plan is currently administered by the full board of directors.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Stock Options

The following table summarizes activity for the Company’s stock options outstanding (all of which are non-vested) during the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2017	1,360,000	$0.94	$0.60
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled*	(1,360,000)	$0.94	$0.60
Outstanding at December 31, 2018	-	-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at December 31, 2019	-	-	-

*

These options were granted on August 17, 2017, and were subject one-year vesting conditions. Prior to vesting, the option holders expressed their intent to forfeit their options back to the Company for cancellation. On May 14, 2018, the Company entered into Stock Option Cancellation Agreements (the “Cancellation Agreements”) with each of the option holders and the options were forfeited back to the Company for cancellation. The forfeitures were made without any expectation on the part of the option holders to receive, and without any obligation on the Company to pay or grant, any cash, equity awards or other consideration presently or in the future with respect to the cancelled options.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.  This evaluation was based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on this evaluation our management, including our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting is effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth our executive officers and directors, their ages, and all offices and positions they hold with the Company as of March 25, 2020.  There is no agreement or understanding between the Company or any other person and any director or executive officer pursuant to which he or she was selected as a director or executive officer.

Name	Age	Positions with the Company	Director Since	Executive Officer Since

Tom Kubota	80	Chief Executive Officer, President and Chairman of the Board of Directors	Sept. 2000	Sept. 2000

Fred Odaka	83	Chief Financial Officer and Secretary		Aug. 2008

David Wang	57	Director	Nov. 2007

Stacy Hadley	52	Director	Nov. 2016

Günter Soraperra	60	Director	Nov. 2016

Lauren Kubota	36	Director and Risk Manager	Feb. 2018

Kristina Kubota	35	Director and Controller	Feb. 2018

Tom Kubota.  Since 2000, Mr. Kubota has been primarily engaged in the operations of the Company.  Mr. Kubota also has over thirty years of experience in the investment banking, securities and corporate finance field. He held the position of Vice President at Drexel Burnham Lambert; at Stem, Frank, Meyer and Fox; and at Cantor Fitzgerald.  Mr. Kubota also founded Nanko Investments, Inc. and Laurkat Inc., in 1996 and 2018, respectively, which specialized in providing capital formation services to high tech and natural resources companies.  Mr. Kubota served as president of each firm from the time they were founded until 2019 when he elected to shutter their respective operations. He has expertise in counseling emerging public companies and has previously served as a director of both private and public companies.  Mr. Kubota is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant.   In concluding that Mr. Kubota was an appropriate candidate to serve on the Company’s board of directors, the board considered his experience as the Company’s president and chief executive officer, his many years of investment banking and corporate finance experience and his prior management experience.

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

Stacy Hadley.   Mrs. Hadley has over 20 years of accounting and audit experience. She has been employed with Now CFO, a provider of outsourced accounting and financial solutions, since September 2015. Mrs. Hadley is currently a Partner at Now CFO. She is currently responsible for consulting services in Salt Lake City area overseeing projects and serving as Controller/CFO for various companies. From November 2014 to September 2015, Mrs. Hadley was employed by Harman International as a Compliance and Financial Consultant where, among other things, she oversaw compliance reporting of four business units and divisional shared services, worked with finance directors to implement and document internal control testing, and documented procedures to ensure adherence with company policies and internal controls. From December 2012 to November 2014, Mrs. Hadley served as the Controller for Dalbo Holdings where she was responsible for general ledger accounting, analyzing and reconciling accounts and records for service lines, verifying revenues, expenses and other accounting functions. Mrs. Hadley received licensure as a Certified Public Accountant in July 2014. Mrs. Hadley received a Bachelor's of Science Degree in Accounting and a Master's Degree in Accounting from Weber State University, Utah in 2010 and 2012, respectively. During the past five years Mrs. Hadley has not served, and she does not currently serve, as a director of any other SEC registrant or any registered investment company. The board of directors considered Mrs. Hadley’s years of accounting and auditing experience both with accounting firms, and in-house with a number of different employers, as well as her educational background and her CPA licensure in concluding that she is qualified to serve on the Company’s board of directors.

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

Lauren Kubota. Ms. Kubota joined the Company in June 2014. As the Risk Manager, Ms. Kubota currently directs risk management activities, where she identifies and mitigates legal, insurance, financial, security, disaster recovery and business continuity, human resources, vendor, and other business risks. In this capacity, Ms. Kubota is responsible for developing and implementing policies, procedures, and best practices to comply with applicable laws and regulations, contract terms, and other best business practices essential to the continued successful operation of the Company. She has also developed and implemented numerous initiatives in client retention, government relations, vendor management, SOP and report reform, project management, sales and marketing, information technology, information security, premises improvement, systems optimization, accreditation, employee recruitment and retention, leadership training, employee engagement, communications, and other business elementals whose improvement tends to ameliorate risk to the Company. During her time employment with the Company, Ms. Kubota has also served in project-based roles, sometimes concurrently, as an Account Manager (3.5 years), Quality Assurance Auditor (6 months), and in launching the Company’s Workers’ Compensation Lien Defense service line (6 months). Ms. Kubota is an attorney licensed to practice law in California. She earned a Bachelor of Arts degree in Political Science from the University of California, San Diego in 2005 and a Juris Doctorate from the University of California, Hastings College of the Law in 2011. Since January 2018, Ms. Kubota has served on the volunteer board of directors of the Pasadena Roving Archers Heritage, Inc. a 501(c)(3) nonprofit, as the Director of Public Relations. This nonprofit corporation is not an SEC registrant. She was appointed to the board of directors of the Company in February 2018. Ms. Kubota is not currently, nor has she in the past five years, been a nominee or director of any other SEC registrant. In determining that Ms. Kubota was a suitable candidate to serve on the Company’s board of directors, the board considered her educational background and legal experience, as well as her knowledge of and comprehensive participation in the policies and operations of the Company.

Kristina Kubota.  Ms. Kubota joined the Company as a Quality Assurance Auditor in January 2014.  As a Quality Assurance Auditor, Ms. Kubota was responsible for developing and auditing policies and procedures, developing and implementing data analyses and reporting capabilities that optimize statistical efficiency and quality. She has also developed and implemented policies and procedures which resulted in Medex Managed Care receiving full accreditation for Workers’ Compensation Utilization Review Management from the Utilization Review Accreditation Commission (“URAC”).  Ms. Kubota was promoted to the position of Controller of the Company in November 2017.  Prior to joining the Company, from June 2010 to January 2014, Ms. Kubota served as a personal assistant for the CEO of Norm’s Restaurant providing administrative support. Ms. Kubota earned a Bachelor of Arts degree in Finance from California State University, Northridge in 2012.  Ms. Kubota is not currently, nor has she in the past five years been, a nominee or director of any other SEC registrant.  In determining that Ms. Kubota was a suitable candidate to serve on the Board, the Board considered her educational background, URAC accreditation and financial and accounting experience, including her knowledge of data and statistical analytics skills.

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

Committees of the Board of Directors

The OTCQB does not require us to have a separately designated standing audit committee, a compensation committee or a nominating and corporate governance committee.  Our board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by these committees.

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

The table below summarizes compensation paid to or earned by our named executive officers (“NEOs”) for the years ended December 31, 2019 and 2018.  No other executive officer of the Company had total compensation of $100,000 or more during the year ended December 31, 2019.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)
Tom Kubota	2019	186,092	-	97,628	(1)	283,720
Chief Executive Officer,	2018	183,673	-	52,167	(2)	235,840
President and Director

Fred Odaka	2019	111,321	-	60,878	(3)	172,774
Chief Financial Officer	2018	110,336	-	10,587	(4)	120,923

(1)    Reflects health insurance premiums, auto expense, director's fees, and partial payout of unused paid time off of $3,695, $1,120, $5,100 and $87,713 respectively.

(2)    Reflects health insurance premiums, auto expenses, director’s fees and a partial payout of unused paid time off of $1,998, $4,165, $4,800 and $40,004, respectively.

(3)    Reflects health insurance premiums, director's fees, partial payout of unused paid time off and other compensation of $5,542, $5,100, $49,202 and $1,034, respectively.

(4)    Reflects health insurance premiums and director's fees of $5,787 and $4,800, respectively.

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

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our NEOs.  The base salary for each NEO is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between us and the NEO.  We also take into consideration the individual’s past performance and experience, the expertise we need and local market and labor conditions.  Changes to base salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance of the Company, economic condition and local market and labor conditions.

Non-Equity Incentive Compensation

From time to time we may make cash awards to our employees, including the NEOs.  Such awards may be designed to incentivize employees over a specified period pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established.  In the event this type of cash award is made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.”   The criteria for earning non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established.  Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan.  Our board of directors did not establish a non-equity incentive compensation plan during the years ended December 31, 2019 or 2018, and no non-equity incentive compensation was awarded during these years.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded.  To the extent awards are made to our NEOs, such awards would be reported in the “Summary Compensation Table” in the column entitled “Bonus.”

The Company is under no contractual or other obligation to award cash bonuses. During the years ended December 31, 2019 or 2018, the Company awarded total aggregate bonuses of $0 and $0, respectively to our NEOs.

Equity Incentive Compensation

Our equity incentive award program is a vehicle we may use to offer long-term incentives to our employees.  From time to time, we may also make equity incentive awards to our NEOs, employees, and consultants in the form of stock options, restricted stock grants or some other form of equity award.  Equity incentive awards are reflected in the “Summary Compensation Table” under the columns entitled “Stock Awards” and “Option Awards” as appropriate.

Our board of directors has no obligation to award equity incentive compensation.  That does not mean the board of directors may not, as it deems appropriate, award equity incentive compensation when it deems such to be appropriate in the future.

During the years ended December 31, 2019 or 2018, our board of directors awarded no equity incentive compensation to our NEOs.

Benefits and Other Compensation

We currently provide health care benefits, including medical, vision and dental insurance, subject to certain deductibles and co-payments to our full-time employees.  We also provide for paid time off (“PTO”), which includes vacation, sick leave and other out-of-the-office time and is accrued and paid in accordance with our PTO policy.  We may also provide group life and disability insurance to employees who are eligible to participate in such programs.

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

Our NEOs are entitled to participate, if eligible under such plans, in any insurance programs we offer to our employees, are eligible for PTO and to participate in such other fringe benefit programs as we may make available to our other employees.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of December 31, 2019, there were no outstanding equity awards held by our NEOs.

None of our NEOs exercised any stock options or had any stock vest related to grants made in connection with their employment during the years ended December 31, 2019 or 2018.

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

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our directors, and we did not award any equity compensation to any of our directors during the year ended December 31, 2019.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors for services on our board during the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)		All Other Compensation ($)		Total ($)
Tom Kubota	$5,100		278,620	(1)	283,720

David Wang	$5,100		-		5,000

Günter Soraperra	$5,100		-		4,800

Stacy Hadley	$5,100		500	(2)	5,600

Lauren Kubota	$5,100		75,831	(3)	80,931

Kristina Kubota	$6,500	(4)	73,709	(3)	80,209

(1)	Mr. Kubota is employed as the Company’s chief executive officer and President. For details regarding All Other Compensation paid to Mr. Kubota, please see “Summary Compensation Table” above.
(2)	Ms. Hadley was paid additional fees for consulting services.
(3)	Lauren and Kristina Kubota are employees of the Company. These amounts reflect their salaries and other benefits they receive in connection with their employment.
(4)	Kristina Kubota was paid additional fees as recording secretary.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2020:

●	each person known to us to beneficially own more than 5% of our common stock or Series A preferred stock;
●	each of our named executive officers;
●	each member of our board of directors; and
●	all our directors and executive officers as a group.

On March 25, 2020, there were 12,800,000 shares of common stock issued and outstanding and 16,000 shares of Series A preferred stock issued and outstanding.

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

Unless otherwise indicated, the address of each person or entity named in the table is 1201 Dove Street, Suite 300, Newport Beach, California 92660.

	Common Stock Beneficially Owned(1)		Series A Preferred Stock Beneficially Owned(2)
Name of Beneficial Owner	Number	%	Number	%

Directors and Named Executive Officers:
Tom Kubota(3)	7,867,000	61.5%	16,000	100%
Fred Odaka	12,000	* %	--	--%
Stacy Hadley	--	--%	--	--%
Günter Soraperra	--	--%	--	--%
David Wang	--	--%	--	--%
Lauren Kubota(3)	8,000	* %	--	--%
Kristina Kubota(3)	8,000	* %	--	--%

All directors and executive officers as a group (7 persons)	7,895,000	61.7%	16,000	100%

5% Shareholders:
Donald P. Balzano(4)	878,640	6.9%	--	--%
5422 Michelle Drive
Torrance, CA 90503
Bruce and Sarah Everakes(5)	690,856	5.4%	--	--%
3442 River Falls Dr.
Northbrook, IL 60062

* Less than 1%.

(1)

Excludes shares of common stock that may be deemed to be beneficially owned by such persons due to their beneficial ownership of Series A preferred stock, which are convertible to common stock on a one-share-for-one-share basis at any time at the election of the holder.

(2)

Each share of Series A preferred stock is convertible to common stock on a one-share-for-one-share basis at any time at the election of the Holder. Each share of Series A preferred stock entitles its holder to vote together with the common stock as a single class on all matters presented to the Company’s common stockholders for their vote. Each outstanding share of Series A preferred stock votes as 20,000 shares of common stock. The Series A preferred stock ranks in parity with the common stock on a per share basis, not on a per vote basis, as to any dividends, liquidation, dissolution or winding up of the Company.

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
(5)

Based solely on the Amendment No. 1 to Schedule 13G filed by Bruce Everakes on February 15, 2019, adjusted to reflect the four-shares-for-one-share forward split of the Company’s common stock that took effect on January 6, 2020.

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$0.00	8,000,000*
Equity compensation plans not approved by security holders	-	$0.00	-
Total	-	$0.00	8,000,000*

* Adjusted to reflect the four-shares-for-one-share forward split of the Company’s common stock that took effect on January 6, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed in Item 11 Executive Compensation, during the years ended December 31, 2019 and 2018, we did not engage in transactions with related persons (as defined by Rule 404 of Regulation S-K (Instructions to Item 404(a)) that exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two fiscal years in which any such related person had or will have a direct or indirect material interest.

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

Fees for professional services provided by Pinnacle Accountancy Group of Utah, (a dba of Heaton & Company, PLLC), our independent registered public accounting firm during the years ended December 31, 2019 and 2018, in each of the following categories, were as follows:

	2019	2018

Audit	$59,661	$56,161
Audit related	-	-
Tax	-	-
All other	-	-

Total	$59,661	$56,161

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

(a) (1) Financial Statements

The following financial statements of the registrant are included in response to Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm – Pinnacle Accountancy Group of Utah, (a dba of Heaton & Company, PLLC), dated March 25, 2020.

Consolidated Balance Sheets as of December 31, 2019 and 2018.

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018.

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018.

Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

(a)(3) Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation and Amendments thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(3)
3.5	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(3)
3.6	Certificate of Designation of Rights, Privileges and Preferences of Series A Preferred Stock(4)
3.7	Articles of Amendment to Articles of Incorporation to affect four-shares-for-one-share forward split(5)
3.8

Articles of Amendment to Articles of Incorporation, dated December 27, 2019, including Amended Certification of Designation of Rights, Privileges and Preferences of Series A Preferred Stock to affect a four-shares-for-one-share forward stock split(6)

10.1	Pacific Health Care Organization, Inc. 2018 Equity Incentive Plan(7)+
10.2	Employment Agreement, dated February 1, 2013, between Pacific Health Care Organization, Inc. and Fred Odaka(8)+
14.1	Code of Ethics(9)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101

The following materials from Pacific Health Care Organization, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.*

+	Indicates management contract, compensatory plan or arrangement of the Company.
*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on September 19, 2002.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A-2 as filed with the Commission on July 13, 2004.
(3)	Incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on March 13, 2008.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on November 22, 2016.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on March 27, 2018.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on January 2, 2020.
(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2018.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed with the Commission on April 1, 2013.
(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB as filed with the Commission on April 17, 2007.

(b) Exhibits:

See Item 15(a) (3) above.

(c) Financial Statement Schedules:

See Item 15(a) (2) above.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: March 25, 2020	By:	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer, President and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Tom Kubota	Chief Executive Officer, President	March 25, 2020
Tom Kubota	and Chairman of the Board

/s/ Fred U. Odaka	Chief Financial Officer	March 25, 2020
Fred U. Odaka

/s/ David Wang	Director	March 25, 2020
David Wang

/s/ Stacy Hadley	Director	March 25, 2020
Stacy Hadley

/s/ Günter Soraperra	Director	March 25, 2020
Günter Soraperra

/s/ Lauren Kubota	Director	March 25, 2020
Lauren Kubota

/s/ Kristina Kubota	Director	March 25, 2020
Kristina Kubota