Form 10-Q
period 2020-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2020-05-22
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020

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

As of May 22, 2020, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

 PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.      Financial Information

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$8,489,281	$8,104,164
Accounts receivable, net of allowance of $28,442 and $30,525	1,004,742	1,114,725
Deferred tax assets	22,819	22,819
Prepaid income tax	158,641	158,641
Receivable – other	10,900	14,900
Prepaid expenses	128,505	128,343
Total current assets	9,814,888	9,543,592

Property and Equipment, net
Computer equipment	483,888	464,388
Furniture and fixtures	216,097	215,960
Office equipment	9,556	9,556
Total property and equipment	709,541	689,904
Less: accumulated depreciation and amortization	(582,508)	(565,277)
Net property and equipment	127,033	124,627
Operating lease right-of-use asset, net	497,862	558,945
Other assets	26,788	26,788
Total Assets	$10,466,571	$10,253,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$142,168	$52,275
Accrued expenses	257,549	249,904
Income tax payable	48,053	-
Deferred rent expense	24,274	29,947
Dividend payable	37,000	37,000
Operating lease liabilities, current portion	201,281	266,480
Unearned revenue	56,722	46,066
Total current liabilities	767,047	681,672

Long Term Liabilities
Operating lease liabilities, long-term portion	296,581	292,465
Total Liabilities	1,063,628	974,137

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	$16	$16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	8,974,070	8,850,942
Total Stockholders’ Equity	9,402,943	9,279,815

Total Liabilities and Stockholders’ Equity	$10,466,571	$10,253,952

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended March 31,
	2020	2019
Revenues:
HCO	$326,665	$370,342
MPN	120,749	123,865
Utilization review	296,055	292,683
Medical bill review	83,079	134,997
Medical case management	677,212	781,614
Other	49,149	79,937
Total revenues	1,552,909	1,783,438

Expenses:
Depreciation	17,231	18,884
Bad debt provision	101	-
Consulting fees	75,693	79,635
Salaries and wages	745,989	753,705
Professional fees	87,226	77,965
Insurance	94,793	73,383
Outsource service fees	106,114	124,809
Data maintenance	39,728	10,300
General and administrative	214,853	207,435
Total expenses	1,381,728	1,346,116

Income from operations	171,181	437,322

Income before taxes	171,181	437,322
Income tax provision	(48,053)	(122,759)

Net income	$123,128	$314,563

Basic earnings per share:
Earnings per share amount	$0.01	$0.02
Basic common shares outstanding	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.01	$0.02
Fully diluted common shares outstanding	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Preferred Stock		Common Stock		Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2018	16,000	$16	12,800,000	$12,800	$416,057	$7,652,882	$8,081,755

Net income	-	-	-	-	-	314,563	314,563

Balance March 31, 2019	16,000	$16	12,800,000	$12,800	$416,057	$7,967,445	$8,396,318

Balance December 31, 2019	16,000	$16	12,800,000	$12,800	$416,057	$8,850,942	$9,279,815

Net income	-	-	-	-	-	123,128	123,128

Balance March 31, 2020	16,000	$16	12,800,000	$12,800	$416,057	$8,974,070	$9,402,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$123,128	$314,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,231	18,884
Bad debt provision	101	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	109,882	(160,441)
Decrease in receivable - other	4,000	-
(Increase) in prepaid expenses	(162)	(23,290)
Increase in accounts payable	89,893	5,246
(Decrease) in deferred rent expense	(5,673)	(3,407)
Increase in accrued expenses	7,645	23,637
Increase in income tax payable	48,053	122,759
Increase in unearned revenue	10,656	-
Net cash provided by operating activities	404,754	297,951

Cash Flows from Investing Activities:
Purchase of furniture and office equipment	(19,637)	(2,284)
Net cash used in investing activities	(19,637)	(2,284)

Cash Flows from Financing Activities:
Net cash used in financing activities	-	-
Increase in cash	385,117	295,667

Cash at beginning of period	8,104,164	7,072,507
Cash at end of period	$8,489,281	$7,368,174

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities
Initial recognition of operating lease right of use asset and operating lease liabilities	$-	$719,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations.  The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical information and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2019.  Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

Pacific Health Care Organization, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy.  The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At March 31, 2020 and December 31, 2019, bad debt reserves of $28,442 and $30,525, respectively, was a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of March 31, 2020 and December 31, 2019, are as follows:

	3/31/2020	12/31/2019
Customer A	20%	18%
Customer B	9%	7%
Customer C	11%	8%

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

During the periods ended March 31, 2020 and 2019, we had two customers and three customers, respectively, that accounted for more than 10% of our total sales.  The following table sets forth details regarding the percentage of total sales attributable to our significant customers during the three months ended March 31, 2020 and 2019:

	3/31/2020	3/31/2019
Customer A	23%	28%
Customer B	14%	13%
Customer C	9%	10%

Leases - Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $719,861, lease liabilities for operating leases of $719,861, and a zero cumulative-effect adjustment to accumulated deficit. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”). Lease expense is recognized on a straight-line basis over the lease term. See Note 2 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

NOTE 2- OPERATING LEASES

In July 2015, the Company entered a 79-month lease to lease approximately 9,439 square feet of office space that commenced in September 2015. This office space serves as the Company’s principal executive offices, as well as the principal offices of our operating subsidiaries. In April 2017, the Company entered a 39-month operating lease for an office copy machine with scanner with monthly payment at $1,723.

Pacific Health Care Organization, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended March 31, 2020
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statements of operations)	$70,582

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2020	$70,582
Weighted average remaining lease term – operating leases (in years)	1.92 years
Average discount rate – operating leases	5.75%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2020
Operating leases
Long-term right-of-use assets	$497,862

Short-term operating lease liabilities	$201,281
Long-term operating lease liabilities	296,581
Total operating lease liabilities	$497,862

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2020 (remaining 9 months)	$209,900
2021	257,024
2022	71,359
Total lease payments	538,283
Less: Imputed interest/present value discount	(40,421)
Present value of lease liabilities	$497,862

Lease expenses were $70,582 and $66,230 during the three months ended March 31, 2020 and 2019, respectively.

Pacific Health Care Organization, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020

NOTE 3 - SUBSEQUENT EVENTS

CARES Act Payroll Protection Program Loans

In April and May 2020 Pacific Health Care Organization, Inc. (“PHCO”), Medex Managed Care, Inc. (“MMC”) and Medex Medical Management, Inc. (“MMM”) received loans pursuant to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act Payroll Protection Program.

PHCO received a loan in the amount of $133,400 (the “PHCO PPP Loan”) from Pacific Western Bank. The PHCO PPP Loan is in the form of a Note dated April 21, 2020, issued by PHCO, which matures on April 21, 2022. The PHCO PPP Loan bears interest at a rate of 1% per annum and is payable monthly commencing on November 21, 2020. The monthly principal and interest payment for the PHCO PPP Loan will be $7,507.

MMC and MMM received loans of $267,700 and $59,600 respectively, from First Citizens Bank, (collectively the “Medex Companies PPP Loans”). The Medex Companies PPP Loans are also in the form of Notes dated April 30, 2020 and May 11, 2020, issued by MMM and MMC respectively, and mature on April 30, 2022 and May 11, 2022. The Medex Companies PPP Loans bear interest at a rate of 1.0% per annum and are payable monthly commencing on November 30, 2020 for the MMM loan and December 11, 2020 for the MMC loan. The combined monthly principal and interest payments for the Medex Companies PPP Loans will be $18,419.

Funds from these loans may be used for payroll, rent, utilities and costs incurred to continue group health insurance benefits. The terms of the loans provide that certain amounts may be forgiven if the funds are used for qualifying expenses as described in the CARES Act.

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and, other than the foregoing, there are no material subsequent events to report.

Item 2.      Management’s Discussion and Analysis of Financial Statements and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on management’s beliefs and assumptions and on information currently available to them.  For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, new customer acquisitions, trends, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” “intend,” “budget,” “plan,” “forecast,” “predict,” “could,” “should,” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; the impacts of the Covid-19 pandemic and our ability to react to those impacts; cost reduction efforts by our existing and prospective customers; competition within our industry, including competition from much larger competitors; business combinations; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; our ability to retain existing customers and to attract new customers; price increases; employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

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

Overview

We incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc.  We changed our name to Pacific Health Care Organization, Inc., in January 2001.  In February 2001, we acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized in March 1994, in a share for share exchange.  Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Medical Provider Networks (“MPNs”) in the state of California.  In August 2001, we formed Industrial Resolutions Coalition, Inc. (“IRC”), a California corporation, as a wholly-owned subsidiary of PHCO.  IRC oversees and manages the Company’s Workers’ Compensation Carve-Outs services. In June 2010, we acquired Medex Legal Support, Inc. (“MLS”), a Nevada corporation incorporated in September 2009.  MLS offers lien representation services and Medicare Set-aside (“MSA”) services.  In February 2012, we incorporated Medex Medical Management, Inc., (“MMM”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMM is responsible for overseeing and managing medical case management services. In March 2011, we incorporated Medex Managed Care, Inc. (“MMC”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMC oversees and manages the Company’s utilization review and bill review services. In October 2018, we incorporated Pacific Medical Holding Company, Inc. (“PMHC”) to act as a holding company for future potential acquisitions.

Business of the Company

We are workers’ compensation cost containment specialists providing a range of services principally to California employees and claims administrators.  Our business objective is to deliver value to our clients that reduces their workers’ compensation related medical claims expense in a manner that will assure that injured employees receive high quality healthcare that allows them to recover from injury and return to gainful employment without undue delay.  According to studies conducted by auditing bodies on behalf of the California Division of Workers’ Compensation, (“DWC”) the two most significant cost drivers for workers’ compensation are claims frequency and medical treatment costs.

 Our clients include self-administered employers, insurers, third party administrators, municipalities and others. Our principal clients are in the State of California where the high cost of workers’ compensation insurance is a critical problem for employers.  We have processed medical bill reviews in 25 states. Our provider networks are composed of experts in treating worker injuries.

Impact of Covid-19 on our Business

In late 2019 the novel coronavirus, Covid-19, was identified. By February 2020, the virus had spread to many countries around the world, including the United States. By late February, authorities in the United States began advising American businesses to prepare for the effects of the outbreak. On March 20, 2020, the governor of California issued a stay-at-home order except for essential services, such as grocery stores, gas stations and banks. In mid-March 2020 we implemented our disaster recovery and business plan addressing how our business operations would be performed by our employees working remotely. As a result, since late March 2020 nearly 100% of our employees have been working remotely and performing approximately 95% of our typical business functions, with the primary exceptions being certain manual, non-critical functions.

Even though we have been able to transition our work force and work flow to address the restrictions designed to “flatten the curve” of the Covid-19 pandemic, the extent of the long-term adverse effect of the Covid-19 pandemic on the economy, our industry and our results of operations and financial condition is unknown and largely dependent on future developments, most of which, including the severity and duration of this pandemic, are beyond our control.

Revenue for our services is derived from our employer customers’ employee counts and workers’ workplace injuries. Several of our employer customers, including some of our largest customers, have had to suspend or significantly modify their operations during the stay-at-home order issued by the governor of California. This stay-at-home order has been extended until July 15, 2020, although certain industries are being allowed to open with restrictions in place.

The governor of California has declared that any employee that becomes ill with Covid-19 will be assumed to have contracted the disease in the workplace if the worker worked any time during the fourteen-day period prior to the onset of the illness. This automatic assumption that the disease was contracted in the workplace effectively places the cost of employee medical care for Covid-19 treatment on employers.

The Actuary Committee of the California Workers’ Compensation Insurance Rating Bureau is presently attempting to assess the impact of the Covid-19 pandemic on future claims frequency and costs in relation to historically traditional claims frequency during times of severe economic downturn. They are especially focused on post-termination claims, work-at-home arrangements, and the Covid-19 presumption.

For the first two and one-half months of the quarter ended March 31, 2020, the Covid-19 outbreak did not have a significant impact on our business. We began to experience some slowdown in claims in the last two weeks of March, which has continued into the second quarter of 2020. At this time, however, we cannot predict if, how or when our employer customers will be allowed to reopen/ramp up their operations, and when reopened/ramped up, whether those operations, employee counts and workplace injuries will be the same or less than they were before the outbreak of the Covid-19 pandemic. We anticipate that reductions in employee counts and workplace injuries will negatively impact our revenues and have an adverse impact on our results of operations and liquidity position.

While we have taken steps to render our business functions remotely, to deploy these measures effectively and to do our best to ensure data security, there is no guarantee the measures we have taken will be completely effective, that our productivity will not be impacted,  or that we will not encounter some of the common risks associated with a remote workforce, including employees accessing company data and systems remotely. As discussed in greater detail in Item 1A Risk Factors of our Annual Report on Form 10-K, our business could be materially and adversely affected by the potential interruptions to our business operations arising from the Covid-19 outbreak.

Results of Operations

The following represents selected components of our consolidated results of operations, for the three-month periods ended March 31, 2020 and 2019, respectively, together with changes from period-to-period:

	For three months ended March 31,
	2020	2019	Amount of Change	% Change

Revenues:
HCO	$326,665	$370,342	$(43,677)	(12%)
MPN	120,749	123,865	(3,116)	(3%)
Utilization review	296,055	292,683	3,372	1%
Medical bill review	83,079	134,997	(51,918)	(38%)
Medical case management	677,212	781,614	(104,402)	(13%)
Other	49,149	79,937	(30,788)	(39%)
Total revenues	1,552,909	1,783,438	(230,529)	(13%)

Expense:
Depreciation	17,231	18,884	(1,653)	(9%)
Bad debt provision	101	-	101	-%
Consulting fees	75,693	79,635	(3,942)	(5%)
Salaries and wages	745,989	753,705	(7,716)	(1%)
Professional fees	87,226	77,965	9,261	12%
Insurance	94,793	73,383	21,410	29%
Outsource service fees	106,114	124,809	(18,695)	(15%)
Data maintenance	39,728	10,300	29,428	286%
General and administrative	214,853	207,435	7,418	4%
Total expenses	1,381,728	1,346,116	35,612	3%

Income from operations	171,181	437,322	(266,141)	(61%)

Income before taxes	171,181	437,322	(266,141)	(61%)
Income tax provision	(48,053)	(122,759)	74,706	(61%)

Net income	$123,128	$314,563	$(191,435)	(61%)

Revenue

HCO

During the three-month periods ended March 31, 2020 and 2019, HCO fee revenues were $326,665 and $370,342 respectively.  The 12% decrease in HCO revenue was primarily attributable to the loss of two customers, a decrease in the number of HCO notifications for existing customers due to employee reductions made by our customers and revenue from HCO employee notifications that was recognized in the first quarter in 2019 being shifted to the second quarter in 2020. These decreases were partially offset by an increase in the number of claims, renegotiation of certain deliverables to an existing customer and the addition of a new customer. HCO revenue is generated largely from fees charged to our employer customers for access to our HCO networks, per claim fees, notification fees and fees for other ancillary services the employer customers using our HCO networks may select. HCO notifications are mailed out annually and handed out by the employer for all new hires during the month. We prepare the mailings no earlier than three months prior to the end of the previous year’s enrollment so that our employers are able to prepare their employee rosters. Delays in the employer providing accurate and timely employee rosters can delay the notification process causing changes to when we record the revenues.

MPN

MPN fee revenue for the three-month periods ended March 31, 2020 and 2019, was $120,749 and $123,865, respectively, a decrease of 3% resulting from fewer claims reported by customers. Like HCO revenue, MPN revenue is generated largely from fees charged to our employer customers for access to our MPN networks, per claim fees and fees for other ancillary services the employer customers using our MPN networks may select. Unlike the HCO, MPNs do not require annual notifications, but only require a notice to be given to an injured worker at the time the employer is notified by the injured worker that an injury occurred.

Utilization review

During the three-month periods ended March 31, 2020 and 2019, utilization review revenue was $296,055 and $292,683, respectively.  The increase of 1% in the 2020 period was primarily attributable to existing employer customers adding utilization review services to the suite of services they hire us to perform and an increase in the number of utilization reviews performed for existing employer customers who were already utilizing our utilization review services. These increases were partially offset by the loss of two customers. Our employer customers retain us to review proposals for treatment. Utilization review can provide a safeguard against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, and appropriateness of decision-making.

Medical bill review

During the three-month period ended March 31, 2020, medical bill review revenue decreased 38% to $83,079 from $134,997 during the same period a year earlier.  This decrease was due to a decrease in the volume of hospital bills reviewed and the completion of a project of a backlog of bills for an existing customer. This decrease was partially offset by an existing customer adding medical bill review services to the existing suite of services we provide for them. Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement.  Such services include, but are not limited to, coding review and re-bundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements.  These services can result in significant network savings.

Medical case management

During the three months ended March 31, 2020 and 2019, medical case management revenue was $677,212 and $781,614, respectively. This decrease was primarily the result of a decrease in the number and amount of time spent on claims managed with existing customers, partially offset by certain existing customers expanding the suite of services they hire us to provide to include medical case management services. Medical case management keeps medical treatment claims progressing to a resolution and assures treatment plans are aligned from a medical perspective. Medical oversight is a collaborative process that assesses plans, implements, coordinates, monitors and evaluates the options and services required to meet an injured worker’s health needs. Medical case managers act as an ombudsperson between the injured worker, claims adjuster, medical providers and attorneys to achieve optimal results for injured workers and employer/clients.

Other

Other fees consist of revenue derived from network access, lien representation, legal support services, Medicare-set-aside and workers’ compensation carve-outs services.  Other fee revenue for three-month periods ended March 31, 2020 and 2019, was $49,149 and $79,937, respectively. The decrease was due to fewer claims accessing our network and fewer Medicare-set-asides processed.

Expenses

Total expenses for the three months ended March 31, 2020 and 2019, were $1,381,728 and $1,346,116, respectively.  The 3% increase was primarily due to increases in bad debt provision, professional fees, insurance, data maintenance and general and administrative, partially offset by decreases in depreciation, consulting fees, salaries and wages, and outsource service fees.

Depreciation

During the three-month period ended March 31, 2020, we recorded depreciation expense of $17,231 compared to $18,884 during the comparable 2019 period.  The decrease in depreciation was due to equipment that had fully depreciated prior to the quarter ended March 31, 2020.

Bad debt

During the three-month period ended March 31, 2020, we recorded bad debt provisions of $101 compared to $0 during the comparable 2019 period.  The increase in bad debt provision was due to the writing off bad debt of existing customers.

Consulting fees

Consulting fees decreased from $79,636 during the three months ended March 31, 2019, to $75,693 during the three months ended March 31, 2020. This decrease was the result of terminating a consultant.

Salaries and wages

During the three-month period ended March 31, 2020, salaries and wages decreased 1% to $745,989 compared to $753,705 during the same period in 2019.  Salaries and wages were lower during the first quarter 2020 because we had one fewer full-time employee during that quarter.

Professional fees

For the three months ended March 31, 2020, we incurred professional fees of $87,226 compared to $77,965 during the three months ended March 31, 2019.  The increase in professional fees was mainly the result of higher fees paid to our medical consultants and legal fees, which was partially offset by decreased professional fees paid for accounting and medical case management services.

Insurance

During the three-month period ended March 31, 2020, we incurred insurance expenses of $94,793, a 29% increase over the same three-month period in 2019.  The increase in insurance expense was primarily attributable to increases in our group health insurance premiums. We expect insurance expenses will continue to increase during 2020.

Outsource service fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing general administrative tasks, utilization review, medical bill review and medical case management services, and typically tends to increase and decrease in correspondence with increases and decreases in demand for those services.  We incurred $106,114 and $124,809 in outsource service fees during the three-month periods ended March 2020 and 2019, respectively. The 15% decrease was the result of a decrease in volume from our customers that required outsource services for Medicare-set-asides, medical case management and utilization review.  We anticipate our outsource service fees will continue to move correspondingly with the levels of client claims.

Data maintenance

During the three-month period ended March 31, 2020 and 2019, data maintenance fees were $39,728 and $10,300, respectively.  The increase of 286% was primarily the result of recording the costs of notification associated with a customer’s annual HCO renotifications during the three-month period ended March 31, 2020 when compared to the same period in 2019.

General and administrative

During the three-month period ended March 31, 2020, general and administrative expenses increased 4% compared to the three-month period ended March 31, 2019. This increase was primarily attributable to increases in dues and subscriptions, licenses and permits, and telephone, partially offset by decreases in auto expenses, IT enhancements, equipment and repairs.

Income from Operations

Income from operations decreased 61% during the three-month period ended March 31, 2020 when compared to the same period in 2019, as the result of the 13% decrease in revenue and 3% increase in expenses.

Income Tax Provision

We realized income before taxes of $171,181 and $437,322 during the three-month periods ended March 31, 2020 and 2019, respectively. The decrease in income from operations resulted in a decrease in income tax provision of 61%.

Net Income

During the three-month period ended March 31, 2020, net income was $123,128 compared to $314,563 for the same period in 2019.  As discussed above, this decrease in net income was primarily due to a decrease in income from operations and an increase in expenses.

Liquidity and Capital Resources

As of March 31, 2020, we had cash on hand of $8,489,281 compared to $8,104,164 as of December 31, 2019. The $385,117 increase was primarily the result of net cash provided by our operating activities, partially offset by cash used in investing activities. Net cash provided by our operating activities was the result of realizing net income coupled with increases in accounts payable, accrued expenses, income tax payable, and unearned revenue and decreases in accounts receivable, receivable – other, partially offset by decreased deferred rent expense and increased in prepaid expense.

We used $19,637 in investing activities to purchase computers, furniture and equipment.

In late April and early May 2020, we received three Payment Protection Program loans for PHCO, MMC and MMM in the amounts of $133,400, $59,600, and $267,700 respectively.

To date, we have not laid off or otherwise reduced our workforce as a result of Covid-19. As noted above, we have taken advantage of and may in the future avail ourselves of federal, state or local government programs to protect our workforce as management and our board of directors determine to be in the best interest of the Company and our shareholders.

Historically, we have generally realized positive cash flows from operating activities, which coupled with positive reserves of cash on hand have been used to fund our operating expenses and obligations. Management currently believes that absent any unanticipated Covid-19 impact, including, but not limited to a significant longer-term downturn in the economy or the loss of several major customers within a condensed time period, cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses over the next twelve months.

As the impact of the Covid-19 pandemic continues to play out throughout our industry and the broader economy, we believe our strong cash position, could allow us to identify and capitalize on potential opportunities to expand our business either through the acquisition of existing businesses that may have insufficient resources to overcome the impacts of the pandemic, including, expansion into the insurance industry or through the creation of new lines of business.  Depending upon the nature of the opportunities we identify, such acquisitions or expansion could require greater capital resources than we currently possess.  Should we need additional capital resources, we could seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining equity or debt financing when needed on favorable terms, or at all.  We could also use shares of our capital stock as consideration for a business acquisition transaction, but there is also no assurance that there would be significant market interest in our capital stock.

Cash Flow

During the three months ended March 31, 2020, cash was primarily used to fund operations. We had a net increase in cash of $385,117 during the three months ended March 31, 2020, compared to a net increase of $295,667 during the three months ended March 31, 2019. See below for additional information.

	For the three months ended March 31,
	2020 (unaudited)	2019 (unaudited)

Net cash provided by operating activities	$404,754	$297,951
Net cash used in investing activities	(19,637)	(2,284)
Net cash used in financing activities	-	-

Net increase in cash	$385,117	$295,667

During the three months ended March 31, 2020 and 2019, net cash provided by operating activities was $404,754 and $297,951, respectively. As discussed herein, we realized net income of $123,128 during the three months ended March 31, 2020, compared to net income of $314,563 during the three months ended March 31, 2019. The increase of $106,803 in cash flow from operating activities was primarily the result of decreases in net income, bad debt provision, accounts receivable, receivable – other, deferred rent expense, and increases in prepaid expenses, accounts payable, accrued expenses, income tax payable, and unearned revenue.

Net cash used in investing activities was $19,637 and $2,284 during the three-month periods ended March 31, 2020 and 2019, respectively.  Net cash used in investing activities was higher by $17,353 during the three-month period ended March 31, 2020, because of an increase in expenditures for computers, furniture, and equipment.

Contractual Obligations and Contingencies

Smaller reporting companies are not required to provide this information.

Off-Balance Sheet Financing Arrangements

As of March 31, 2020, we had no off-balance sheet financing arrangements.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed in Part I, “Item 1A, Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019.  These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

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

Exhibit 101

The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	May 22, 2020	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	May 22, 2020	/s/ Fred Odaka
Fred Odaka Chief Financial Officer