Form 10-Q/A
period 2020-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2020-05-28
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Pacific Health Care Organization, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 22, 2020 (the “Original Form 10-Q”), solely to add this Explanatory Note, which was inadvertently omitted from the Original Form 10-Q, to disclose that the Company had filed the Original Form 10-Q after the May 15, 2020 deadline applicable to the Company for the filing of a Form 10-Q in reliance on the 45-day extension provided by an order issued by the Commission under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new Commission order under Section 36 of the Exchange Act Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On May 15, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-Q until May 22, 2020, and therefore relied on the Order due to circumstances related to the current coronavirus (“COVID-19”) pandemic.  Specifically, the outbreak of the COVID-19 pandemic and the resulting federal, state and local governmental responses to COVID-19, including quarantines, office closures and travel restrictions affected the Company’s accounting and financial staff, as well as the professional service providers who assist the Company in the preparation of its financial statements and the reports it files with the SEC.  As a result of these measures to “flatten the curve”, including quarantines and office closures, the Company’s office staff has been required to work remotely, which slowed the work required to compile, disseminate and review its financial statements and the other information required to be presented in the quarterly reports the Company files with the Commission. Therefore, due to COVID-19’s interference in the Company’s operations, the Company was unable to file the Original Form 10-Q on or prior to the May 15, 2020 due date. Consistent with the Company’s statements made in the Form 8-K, the Company filed its Original Form 10-Q on May 22, 2020 (which was within the permitted timeframe of the Order).

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is  not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q. This Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-Q. This Amendment should be read in conjunction with the Original Form 10-Q and with the Company’s other filings made with the Commission subsequent to the filing of the Original Form 10-Q.

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	May 27, 2020	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	May 27, 2020	/s/ Fred Odaka
Fred Odaka Chief Financial Officer