Form 10-Q
period 2020-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2020-08-13
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2020, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$8,966,825	$8,104,164
Accounts receivable, net of allowance of $11,427 and $30,525	1,014,845	1,114,725
Deferred tax assets	22,819	22,819
Prepaid income tax	68,993	158,641
Receivable – other	10,400	14,900
Prepaid expenses	126,558	128,343
Total current assets	10,210,440	9,543,592

Property and Equipment, net
Computer equipment	506,828	464,388
Furniture and fixtures	216,097	215,960
Office equipment	9,556	9,556
Total property and equipment	732,481	689,904
Less: accumulated depreciation and amortization	(597,871)	(565,277)
Net property and equipment	134,610	124,627
Operating lease right-of-use assets, net	433,481	558,945
Other assets	26,788	26,788
Total Assets	$10,805,319	$10,253,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$82,015	$52,275
Accrued expenses	216,439	249,904
Deferred rent expense	17,091	29,947
Dividend payable	37,000	37,000
Operating lease liabilities, current portion	250,900	266,480
Paycheck protection program loans, current portion	181,486	-
Unearned revenue	49,061	46,066
Total current liabilities	833,992	681,672

Long Term Liabilities
Operating lease liabilities, long-term portion	182,581	292,465
Paycheck protection program loans, long-term portion	279,214	-
Total long-term liabilities	461,795	292,465
Total Liabilities	1,295,787	974,137

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 40,000 shares are designated as Series A preferred and 16,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	$16	$16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	9,080,659	8,850,942
Total Stockholders’ Equity	9,509,532	9,279,815

Total Liabilities and Stockholders’ Equity	$10,805,319	$10,253,952

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended June 30,		For six months ended June 30,
	2020	2019	2020	2019
Revenues
HCO fees	$325,247	$400,840	$651,912	$771,182
MPN fees	118,317	127,113	239,066	250,978
Utilization review	251,728	286,555	547,783	579,238
Medical bill review	82,083	125,080	165,162	260,077
Medical case management	587,318	799,349	1,264,530	1,580,963
Other	101,813	76,382	150,962	156,319
Total revenues	1,466,506	1,815,319	3,019,415	3,598,757

Expenses
Depreciation and amortization	15,363	17,989	32,594	36,873
Bad debt provision	-	-	101	-
Consulting fees	61,664	70,007	137,357	149,642
Salaries and wages	797,738	781,836	1,543,727	1,535,541
Professional fees	67,542	101,251	154,768	179,216
Insurance	88,230	86,922	183,023	160,305
Outsource service fees	137,679	136,671	243,793	261,480
Data maintenance	13,084	57,319	52,812	67,619
General and administrative	137,022	217,566	351,875	425,001
Total expenses	1,318,322	1,469,561	2,700,050	2,815,677

Income from operations	148,184	345,758	319,365	783,080

Income before taxes	148,184	345,758	319,365	783,080
Income tax provision	(41,595)	(97,054)	(89,648)	(219,813)

Net income	$106,589	$248,704	$229,717	$563,267

Basic earnings per share:
Earnings per share amount	$0.01	$0.02	$0.02	$0.04
Weighted average common shares outstanding	12,800,000	12,800,000	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.01	$0.02	$0.02	$0.04
Weighted average common shares outstanding	12,816,000	12,816,000	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Preferred stock		Common Stock		Additional paid-in	Retained	Total stockholder’s
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balances at December 31, 2018	16,000	$16	12,800,000	$12,800	$416,057	$7,652,882	$8,081,755
Net Income	-	-	-	-	-	314,563	314,563
Balances at March 31, 2019	16,000	$16	12,800,000	$12,800	$416,057	$7,967,445	$8,396,318
Net Income	-	-	-	-	-	248,704	248,704
Balances at June 30, 2019	16,000	$16	12,800,000	$12,800	$416,057	$8,216,149	$8,645,022

Balances at December 31, 2019	16,000	$16	12,800,000	$12,800	$416,057	$8,850,942	$9,279,815
Net Income	-	-	-	-	-	123,128	123,128
Balances at March 31, 2020	16,000	$16	12,800,000	$12,800	$416,057	$8,974,070	$9,402,943
Net Income	-	-	-	-	-	106,589	106,589
Balances at June 30, 2020	16,000	$16	12,800,000	$12,800	$416,057	$9,080,659	$9,509,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$229,717	$563,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,594	36,873
Bad debt provision	101	-

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	99,779	(141,062)
Decrease in prepaid expenses	1,785	52,119
Decrease (increase) in prepaid income tax	89,648	(9,287)
Decrease (increase) in receivables other	4,500	(3,751)
Increase (decrease) in accounts payable	29,740	(23,051)
(Decrease) increase in deferred rent expense	(12,856)	15,307
(Decrease) increase in accrued expenses	(33,465)	4,941
Increase in unearned revenue	2,995	-
Net cash provided by operating activities	444,538	495,356

Cash flows from investing activities:
Purchase of furniture and office equipment	(42,577)	(15,247)
Net cash used in investing activities	(42,577)	(15,247)

Cash flows from financing activities:
Proceeds from paycheck protection program loans	460,700	-
Net cash provided by financing activities	460,700	-
Increase in cash	862,661	480,109

Cash at beginning of period	8,104,164	7,072,507
Cash at end of period	$8,966,825	$7,552,616

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income taxes paid	$-	$229,100

Non-cash investing and financing activities
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$-	$719,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations.  The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, the Company recommends these interim condensed consolidated financial statements be read in conjunction with its audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2019.  Operating results for the six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020

(Unaudited)

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by date of invoice.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy.  The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.   We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At June 30, 2020 and December 31, 2019, bad debt reserves of $11,427 and $30,525, respectively, was a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of June 30, 2020 and December 31, 2019, are as follows:

	6/30/2020	12/31/2019
Customer A	21%	18%
Customer B	12%	8%

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

During the period ended June 30, 2020 and 2019, we had two customers that accounted for more than 10% of our total sales.  The following table sets forth details regarding the percentage of total sales attributable to our significant customers in the past two years:

	6/30/2020	6/30/2019
Customer A	22%	29%
Customer B	13%	14%
Customer C	9%	11%

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

NOTE 2 - OPERATING LEASES

In July 2015, the Company entered a 79-month lease to lease approximately 9,439 square feet of office space that commenced in September 2015. This office space serves as the Company’s principal executive offices, as well as, the principal offices of our operating subsidiaries. In March 2017, the Company entered a 39-month operating lease for an office copy machine with scanner with monthly payment at $1,723, commencing in April 2017 and ending in June 2020.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statement of operations)	$77,466	$153,217

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2020	$77,466	$153,217
Weighted average remaining lease term – operating leases (in years)	1.83 years	1.83 years
Average discount rate – operating leases	5.75%	5.75%

The supplemental balance sheet information related to leases for the period is as follows:

At June 30, 2020
Operating leases
Long-term right-of-use assets	$433,481
Short-term operating lease liabilities	$250,900
Long-term operating lease liabilities	182,581
Total operating lease liabilities	$433,481

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2020 (remaining 6 months)	$136,488
2021	257,024
2022	71,359
Total lease payments	464,871
Less: Imputed interest/present value discount	(31,390)
Present value of lease liabilities	$433,481

Lease expenses were $77,466 and $68,153 during the three months ended June 30, 2020 and 2019, respectively, and $153,217 and $159,820 during the six months ended June 30, 2020 and 2019, respectively.

NOTE 3 - PAYROLL PROTECTION PROGRAM LOANS

In April and May 2020 Pacific Health Care Organization, Inc. (“PHCO”), Medex Managed Care, Inc. (“MMC”) and Medex Medical Management, Inc. (“MMM”) received loans pursuant to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act Payroll Protection Program.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020

(Unaudited)

PHCO received a loan in the amount of $133,400 (the “PHCO PPP Loan”) from Pacific Western Bank. The PHCO PPP Loan is in the form of a Note dated April 21, 2020, issued by PHCO, which matures on April 21, 2022. The PHCO PPP Loan bears interest at a rate of 1% per annum and is payable monthly commencing on November 21, 2020. The monthly principal payment for the PHCO PPP Loan will be $7,507.

MMM and MMC received loans of $267,700 and $59,600 respectively, from First Citizens Bank, (collectively the “Medex Companies PPP Loans”). The Medex Companies PPP Loans are also in the form of Notes dated April 30, 2020 and May 11, 2020, issued by MMM and MMC respectively, and mature on April 30, 2022 and May 11, 2022, respectively. The Medex Companies PPP Loans bear interest at a rate of 1.0% per annum and are payable monthly commencing on November 30, 2020 for the MMM loan and December 11, 2020 for the MMC loan. The combined monthly principal payments for the Medex Companies PPP Loans will be $18,419.

Funds from these loans may be used for payroll, rent, utilities and costs incurred to continue group health insurance benefits. The terms of the loans provide that certain amounts may be forgiven if the funds are used for qualifying expenses as described in the CARES Act.

NOTE 4 - SUBSEQUENT EVENTS

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

Impact of COVID-19 on our Business

In late 2019 the novel coronavirus, COVID-19, was identified. By February 2020, the virus had spread to many countries around the world, including the United States. By late February, authorities in the United States began advising American businesses to prepare for the effects of the outbreak. On March 19, 2020, the governor of California issued a stay-at-home order except for essential services, such as grocery stores, gas stations and banks. In mid-March 2020 we implemented our disaster recovery and business plan addressing how our business operations would be performed by our employees working remotely. As a result, since that time, nearly 100% of our employees have been working remotely and performing approximately 95% of our typical business functions, with the primary exceptions being certain manual, non-critical functions.

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

The state orders have been modified to allow some categories of businesses to re-open under COVID-19 restrictions, while others, such as bars and restaurants, have been under various orders that have forced closures and re-openings several times. As of August 13, 2020, most client businesses are allowed to operate under COVID-19 restrictions but are continuing to experience drops in business volume and employee counts due to the pandemic.

The governor of California issued an executive order declaring that any employee who becomes ill with COVID-19 was presumed to have contracted the disease in the workplace if the worker worked onsite any time during the fourteen-day period prior to the onset of the illness. The presumption is rebuttable by the employer with sufficient evidence discovered within 30 days, but in many cases places the burden of medical care for COVID-19 cases on employers. The executive order was valid through July 5, 2020. A new California bill is being considered to address employer liability in Workers’ Compensation for COVID-19 cases contracted after the expiration of the Governor’s executive order. The bill is likely to include a requirement that a certain percentage of the employer’s workers be confirmed to have contracted the coronavirus before a rebuttable presumption of industrial origin is applied to individual cases, which may impact the extent to which Workers’ Compensation is used to address its treatment in California.

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

On April 21, MEDEX was granted a Payroll Protection Program (“PPP”) loan for parent company Pacific Health Care Organization in an amount of $133,400. On April 30, 2020 and May 11, 2020 subsidiaries MMM and MMC were granted PPP loans of $267,700 and $59,600, respectively. Given the swiftly changing federal and financial policies surrounding the standards for loan payback and forgiveness, we are still analyzing use of the loan for payroll purposes. In the spirit of the PPP loan program policy of protecting the continued economic stability of employees, MEDEX did not consider executing a reduction in staff levels or hours until the PPP loan amounts had been expended in the intended manner.

In late June 2020, the reduction in volume in some areas of our business became clear as a trend. As a result, and after attempts to cut expenses in other areas, it became necessary to institute a business restructuring that included a reduction in force. After conducting an analysis of departmental demand, departmental function, projected business needs, and personnel, we laid off four employees on July 16, 2020.

While we have taken steps to render our business functions remotely, to deploy these measures effectively, and to do our best to ensure data security, there is no guarantee the measures we have taken will be completely effective, that our productivity will not be adversely impacted, or that we will not encounter some of the common risks associated with a remote workforce, including employees accessing company data and systems remotely. As discussed in greater detail in Item 1A Risk Factors of our Annual Report on Form 10-K, our business could be materially and adversely affected by the potential interruptions to our business operations arising from the COVID-19 outbreak.

In addressing the risk of COVID-19 cases and Workers’ Compensation claims within the Company, we have also implemented onsite measures recommended by national, state, and local health authorities to reduce the chances of transmission among our employees. These measures include an office reopening plan, phased policy measures based on local and state orders and our own risk assessment, compliance with ventilation and other building-level recommendations as made possible by the building owner, physical barriers and signage, limited onsite presence, pre-shift symptom screening, and other measures that as of the date of this report are recommended to reduce the risk of transmission of COVID-19 in office spaces.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following represents selected components of our consolidated results of operations, for the three-month periods ended June 30, 2020 and 2019, respectively, together with changes from period-to-period:

	For three months ended June 30,
	2020	2019	Amount Change	% Change
Revenues:
HCO fees	$325,247	$400,840	$(75,593)	(19%)
MPN fees	118,317	127,113	(8,796)	(7%)
Utilization review	251,728	286,555	(34,827)	(12%)
Medical bill review	82,083	125,080	(42,997)	(34%)
Medical case management	587,318	799,349	(212,031)	(27%)
Other	101,813	76,382	25,431	33%
Total revenues	1,466,506	1,815,319	(348,813)	(19%)

Expense:
Depreciation and amortization	15,363	17,989	(2,626)	(15%)
Consulting fees	61,664	70,007	(8,343)	(12%)
Salaries and wages	797,738	781,836	15,902	2%
Professional fees	67,542	101,251	(33,709)	(33%)
Insurance	88,230	86,922	1,308	2%
Outsource service fees	137,679	136,671	1,008	1%
Data maintenance	13,084	57,319	(44,235)	(77%)
General and administrative	137,022	217,566	(80,544)	(37%)
Total expenses	1,318,322	1,469,561	(151,239)	(10%)

Income from operations	148,184	345,758	(197,574)	(57%)

Income before taxes	148,184	345,758	(197,574)	(57%)
Income tax provision	(41,595)	(97,054)	55,459	(57%)

Net income	$106,589	$248,704	$(142,115)	(57%)

Revenue

Total revenues during the three-month periods ended June 30, 2020 and 2019 decreased 19% to $1,466,506 from $1,815,319.

During the second quarter 2020, other fees increased 33%, while HCO, MPN, utilization review, medical bill review and medical case management fees decreased by 19%, 7%, 12%, 34%, and 27%, respectively. Other revenues consisted of revenues derived primarily from network access, claims repricing services, lien representation services, legal support services, workers’ compensation carve-out revenues and Medicare set-aside revenues.

In the second quarter of 2020, the State mandated stay-at home orders prompted many of our customers’ to temporarily close their workplaces. Employers that stayed open, did so with a reduction in employees. We generate our revenues on employee counts, workplace injuries and medical provider care and the stay-at-home orders directly impacted our revenues.

HCO Fees

During the three-month periods ended June 30, 2020 and 2019, HCO fee revenues were $325,247 and $400,840, respectively. The decrease was due to the loss of a customer and due to COVID-19 workplace restrictions that caused customers’ workplace closures and restructuring of customers’ workforces. As a result, fees generated to enroll employees into our HCO networks, monthly HCO program administration fees, and claim network fees for workplace injuries decreased, partially offset by an increase in revenue from an existing customer adding a custom provider network. HCO revenue is generated largely from fees charged to our employer customers for access to our HCO networks, per claim fees, notification fees and fees for other ancillary services the employer customers using our HCO networks may select. HCO notifications are mailed out annually and handed out by the employer for all new hires during the month. We prepare the mailings no earlier than three months prior to the end of the previous year’s enrollment so that our employers are able to prepare their employee rosters. Delays in the employer providing accurate and timely employee rosters can delay the notification process causing changes to when we record the revenues.

MPN Fees

MPN fee revenue for the three-month periods ended June 30, 2020 and 2019, were $118,317 and $127,113, respectively, a decrease of 7%. The State mandated stay-at-home orders resulted in fewer claim network fees for reported workplace injuries because customers’ workplace locations were closed. Like HCO revenue, MPN revenue is generated largely from fees charged to our employer customers for access to our MPN networks, per claim fees and fees for other ancillary services the employer customers using our MPN networks may select.

Utilization Review

During the three-month periods ended June 30, 2020 and 2019, utilization review revenue was $251,728 and $286,555, respectively. The decrease of $34,827 in the 2020 period was due to a decrease in utilization reviews submitted by medical providers because non-essential medical visits were halted due to COVID-19 concerns and the loss of a customer in the second quarter of 2020; partially offset by three existing customers adding utilization review in 2020. Our employer customers retain us to review proposals for treatment. Utilization review can provide a safeguard against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, and appropriateness of decision-making.

Medical Bill Review

During the three-month period ended June 30, 2020, medical bill review revenue decreased by $42,997, when compared to the same period a year earlier. The decreases were due to the loss of a customer and a decrease in hospital and medical bills reviewed due to fewer medical visits during the COVID-19 stay-at-home orders. Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement.  Such services include, but are not limited to, coding review and rebundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements.  These services can result in significant network savings.

Medical Case Management

During the three-month periods ended June 30, 2020 and 2019, medical case management revenue was $587,318 and $799,349, respectively.  The decrease in medical case management revenue of $212,031 was due to a decrease in the number of claims managed with existing customers, coupled with fewer billable hours because of temporary closures of medical offices for non-emergency and non-essential services due to COVID-19 stay-at-home orders, partially offset by increases in medical case management for existing customers to oversee COVID-19 workplace illnesses and two existing customers adding the service. Medical case management keeps medical treatment claims progressing to a resolution and assures treatment plans are aligned from a medical perspective. Medical oversight is a collaborative process that assesses plans, implements, coordinates, monitors and evaluates the options and services required to meet an injured worker’s health needs. Medical case managers act as an ombudsperson between the injured worker, claims adjuster, medical providers and attorneys to achieve optimal results for injured workers and employer/clients.

Other

Other fees consist of revenue derived from network access, lien representation, legal support services, Medicare set-aside and workers’ compensation carve-out services. Other revenue for three-month periods ended June 30, 2020 and 2019, were $101,813 and $76,382 respectively. The increase in other fees of 33% was the result of increases in Medicare set-aside claims processed, partially offset by a customer’s decrease in utilizing our provider network, thus reducing the revenue from network access fees.

Expenses

Total expenses for the three months ended June 30, 2020 and 2019, were $1,318,322 and $1,469,561, respectively.  The 10% decrease in expenses was the result of decreases in depreciation and amortization, consulting fees, professional fees, data maintenance, and general and administrative, which were partially offset by increases in salaries and wages, insurance, and outsource service fees.

Depreciation and Amortization

During the three-month period ended June 30, 2020, we recorded depreciation and amortization expense of $15,363 compared to $17,989 during the comparable 2019 period.  The decrease in depreciation and amortization was primarily attributable to certain fixed assets being fully depreciated during the three months ended June 30, 2020, partially offset by the purchasing of new fixed assets.

Consulting Fees

During the three months ended June 30, 2020, consulting fees decreased to $61,664 from $70,007 compared to the three months ended June 30, 2019.  The 12% decrease was the result of fewer consultant fees to assist with our insurance company acquisition search.

Salaries and Wages

During the three-month period ended June 30, 2020, salaries and wages increased 2% to $797,738 when compared to the same period in 2019.  This increase was the result of increases in salaries to retain employees.

Professional Fees

For the three months ended June 30, 2020, professional fees decreased by 33% to $67,542 from $101,251 when compared to the three months ended June 30, 2019.  The decrease in professional fees was the result of a decreases in accounting, legal expenses and medical case management fees and other professional fees.

Insurance

During the three-month period ended June 30, 2020, we incurred insurance expenses of $88,230, a 2% increase over the same three-month period in 2019. The increase in insurance expense was primarily attributed to the increases in medical insurance costs for employees for the three-month period 2020 compared to the same period 2019.

Outsource Service Fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing some functions of utilization review, medical bill review, Medicare set-aside services and field case management and typically tends to increase and decrease in correspondence with increases and decreases in demand for those services.  We incurred $137,679 and $136,671 in outsource service fees during the three-month periods ended June 2020 and 2019, respectively.  The increase of 1% was an increase in volume from our customers that required outsource services for Medicare-set-asides partially offset decreases by due to the loss of a utilization review customer in the second quarter and fewer field case management services due to COVID-19 social distancing requirements.

Data Maintenance

During the three-month periods ended June 30, 2020 and 2019, data maintenance fees were $13,084 and $57,319, respectively. The decrease of $44,235 was primarily the result of a customer’s HCO annual renotification processed in the first quarter of 2020 compared to the second quarter of 2019 coupled with fewer new hire notifications because of customers’ temporary workplace closures due to COVID-19 during the three-month period ended June 30, 2020 when compared to the same period in 2019.

General and Administrative

During the three-month period ended June 30, 2020, general and administrative expenses decreased 37% to $137,022 when compared to the three-month period ended June 30, 2019. This decrease of $80,544 was primarily attributable to decreases in advertising, auto expenses, dues and subscriptions, IT enhancement, licenses and permits, office supplies, parking, paid time off, meals and travel expenses and other miscellaneous expenses, partially offset by increases in rent expense - equipment, telephone and rent expenses - office. These changes in general and administrative expenses were largely the result of COVID-19-related changes to how we conducted business during the quarter ended June 30, 2020.

Income from Operations

As a result of the $348,813 decrease in total revenue during the three-month period ended June 30, 2020, and the $151,239 decrease in total expenses during the same period, our income from operations decreased $197,574, or 57%, during the three-month period ended June 30, 2020, when compared to the same period in 2019.

Income Tax Provision

We realized a $55,459, or 57%, decrease in our income tax provision during the three-month period ended June 30, 2020, compared to the three-month period ended June 30, 2019 because of the decrease in net income realized in the 2020 period.

Net Income

During the three-month period ended June 30, 2020, we realized a 19% decrease in total revenues which was only partially offset by a 10% decrease in total expenses and a 57% decrease in our provision for income tax when compared to the same period in 2019. As a result, we realized a net decrease of $142,115, or 57%, in net income during the three-month period ended June 30, 2020 compared to the three-month period ended June 30, 2019.

Comparison of six months ended June 30, 2020 and 2019

The following represents selected components of our consolidated results of operations, for the six-month periods ended June 30, 2020 and 2019, respectively, together with changes from period-to-period:

	For six months ended June 30,
	2020	2019	Amount Change	% Change
Revenues:
HCO fees	$651,912	$771,182	$(119,270)	(15%)
MPN fees	239,066	250,978	(11,912)	(5%)
Utilization review	547,783	579,238	(31,455)	(5%)
Medical bill review	165,162	260,077	(94,915)	(36%)
Medical case management	1,264,530	1,580,963	(316,433)	(20%)
Other	150,962	156,319	(5,357)	(3%)
Total revenues	3,019,415	3,598,757	(579,342)	(16%)

Expense:
Depreciation and amortization	32,594	36,873	(4,279)	(12%)
Bad debt provision	101	-	101	-%
Consulting fees	137,357	149,642	(12,285)	(8%)
Salaries and wages	1,543,727	1,535,541	8,186	1%
Professional fees	154,768	179,216	(24,448)	(14%)
Insurance	183,023	160,305	22,718	14%
Outsource service fees	243,793	261,480	(17,687)	(7%)
Data maintenance	52,812	67,619	(14,807)	(22%)
General and administrative	351,875	425,001	(73,126)	(17%)
Total expenses	2,700,050	2,815,677	(115,627)	(4%)

Income from operations	319,365	783,080	(463,715)	(59%)

Income before taxes	319,365	783,080	(463,715)	(59%)
Income tax provision	(89,648)	(219,813)	130,165	(59%)

Net income	$229,717	$563,267	$(333,550)	(59%)

Revenue

Total revenues during the six-month period ended June 30, 2020, decreased 16% to $3,019,415 compared to $3,598,757 during the six-month period ended June 30, 2019.

During the first six months of 2020, HCO, MPN, utilization review, medical bill review, medical case management and other fees decreased 15%, 5%, 5%, 36%, 20%, and 3% respectively. Other revenues consisted of revenues derived primarily from network claims repricing services, lien representation services, legal support services, workers’ compensation carve-out revenues and Medicare set-aside revenues.

HCO Fees

During the six-month periods ended June 30, 2020 and 2019, HCO fee revenues were $651,912 and $771,182 respectively. The 15% decrease in HCO revenue was primarily attributable to the loss of three customers, a decrease in the number of HCO notifications for existing customers due to employee reductions made by our customers in the first quarter, coupled with customers’ reducing their workforce and fewer workplace injuries during the stay-at-home orders, and revenue from HCO employee notifications that was recognized in the first quarter in 2019 being shifted to the second quarter in 2020. These decreases were partially offset by an increase in the number of claims, renegotiation of certain deliverables to an existing customer and the addition of a new customer in the first quarter of 2020.

 MPN Fees

MPN fee revenue for the six-month periods ended June 30, 2020 and 2019, was $239,066 and $250,978 respectively, a decrease of 5%, due to fewer claims reported by customers in the first quarter and fewer claim network fees for reported workplace injuries because customers’ workplace locations were closed due to COVID-19 stay-at-home orders.

Utilization Review

During the six-month periods ended June 30, 2020 and 2019, utilization review revenue was $547,783 and $579,238, respectively.  The decrease of 5% in the 2020 period was primarily attributable to decreased utilization reviews from the loss of two customers and a decrease in utilization reviews submitted by medical providers because non-essential and non-emergency medical visits were halted due to COVID-19 stay-at-home orders; partially offset by three existing customers adding utilization review in 2020.

Medical Bill Review

During the six-month period ended June 30, 2020, medical bill review revenue decreased by $94,915 from $260,077 when compared to the same period a year earlier. This 36% decrease was due to the loss of two customers, a completion of a project of a backlog of bills from an existing customer in the 2019 period, and a decrease in hospital bills and non-hospital bills reviewed due to fewer medical visits during the COVID-19 stay-at-home orders in the second quarter of 2020.

Medical Case Management

During the six months ended June 30, 2020 and 2019, medical case management revenue was $1,264,530 and $1,580,963, respectively.  The 20% decrease in medical case management revenue of was the result of a decrease in the number of claims managed with existing customers, coupled with fewer billable hours because of temporary closures of medical offices due to COVID-19 stay-at-home orders, partially offset by increases in medical case management for existing customers to oversee COVID-19 workplace illnesses and two existing customers adding medical case management services.

Other

Other revenue for six-month periods ended June 30, 2020 and 2019, was $150,962 and $156,319, respectively. The decrease of $5,357 was primarily the result of a customer’s decrease in utilizing our provider network, thus reducing the revenue from network access fees, partially offset due to an increase in Medicare set-aside claims.

Expenses

Total expenses for the six months ended June 30, 2020 and 2019, were $2,700,050 and $2,815,677, respectively. The decrease of $115,627 was the result of decreases in depreciation and amortization, consulting fees, professional fees, outsource service fees, data maintenance, and general and administrative expenses, which were partially offset by increases in salaries and wages and insurance fees.

Depreciation and Amortization

During the six-month period ended June 30, 2020, we recorded depreciation and amortization expense of $32,594 compared to $36,873 during the comparable 2019 period.  The decrease in depreciation and amortization was primarily attributable to certain fixed assets being fully depreciated during the second half of 2020.

Consulting Fees

During the six months ended June 30, 2020, consulting fees decreased to $137,357 from $149,642 during the six months ended June 30, 2019.  This decrease of $12,285 was due to fewer consulting fees associated with our insurance company acquisition search.

Salaries and Wages

During the six-month period ended June 30, 2020, salaries and wages increased 1% to $1,543,727 compared to $1,535,541 during the same period in 2019.  This increase was primarily the result of increases in salaries for employees.

Professional Fees

For the six months ended June 30, 2020, we incurred professional fees of $154,768 compared to $179,216 during the six months ended June 30, 2019.  The $24,448 decrease in professional fees was primarily the result of decreases in accounting, legal expenses, and medical case management fees resulting from decreased case management activity.

Insurance

During the six-month period ended June 30, 2020, we incurred insurance expenses of $183,023, a 14% increase over the same six-month period in 2019.  The increase in insurance expense was primarily attributed to the increase of costs of medical insurance for existing employees.

Outsource Service Fees

We incurred $243,793 and $261,480 in outsource service fees during the six-month periods ended June 2020 and 2019, respectively.  The decrease of $17,687 was primarily the result of decreases in outsource services required for medical bill review, utilization review and field medical case management fees, partially offset by increased outsource services required for Medicare set-aside claims.

Data Maintenance

During the six-month periods ended June 30, 2020 and 2019, data maintenance fees were $52,812 and $67,619, respectively. The decrease of $14,807 was primarily the result of a decrease in the number of employees enrolled in the HCO program with existing customers during the six-month period ended June 30, 2020 when compared to the same period in 2019.

General and Administrative

During the six-month period ended June 30, 2020, general and administrative expenses decreased 17% to $351,875 when compared to the six-month period ended June 30, 2019.  This decrease of $73,126 was primarily attributable to decreases in advertising, auto expense, bank charges, dues and subscriptions, IT enhancement, parking, and other miscellaneous general administrative expense, partially offset by increases in telephone, office rent, licenses and permits, and shareholders’ expense. These changes in general and administrative expenses were largely the result of COVID-19-related changes to how we have been conducting business during 2020.

Income from Operations

Total revenue during the six-month period ended June 30, 2020, decreased by $579,342 to $3,019,415 compared to $3,598,757 in the same period in 2019. Our total expenses decreased by $115,627 during the six months ended June 30, 2020, resulting in a decrease in income from operations of $463,715 compared to the six months ended June 30, 2019.  This resulted in a 59% decrease in income from operations when compared to the same period in 2019.

Income Tax Provision

We realized a decrease of $130,165 or 59%, in our income tax provision during the six-month period ended June 30, 2020 compared to the six-month period ended June 30, 2019.

Net Income

During the six-month period ended June 30, 2020, total revenues of $3,019,415 decreased 16% and our provision for income tax decreased by 59%. These changes were only partially offset by the 4% decrease in total expenses. As a result, we realized a $333,550, or 59% decrease in net income during the six months ended June 30, 2020 when compared to the six-month period June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had cash on hand of $8,966,825 compared to $8,104,164 on December 31, 2019.  The $862,661 increase was the result of net cash provided by our operating and financing activities, partially offset by cash used in investing activities.

As of the date of this report, we have laid off four employees as a result of COVID-19 related closures of our employer customers. As noted above, we have taken advantage of and may in the future avail ourselves of federal, state or local government programs to protect our workforce as management and our board of directors determine to be in the best interest of the Company and our shareholders.

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

Cash Flow

During the six months ended June 30, 2020, cash was primarily used to fund operations. We had a net increase in cash of $862,661 during the six months ended June 30, 2020.  See below for additional information.

	For the six months ended June 30,
	2020 (unaudited)	2019 (unaudited)

Net cash provided by operating activities	$444,538	$495,356
Net cash used in investing activities	(42,577)	(15,247)
Net cash provided by financing activities	460,700	-

Net increase in cash	$862,661	$480,109

During the six months ended June 30, 2020 and 2019, net cash provided by operating activities was $444,538 and $495,356, respectively.  As discussed herein, we realized net income of $229,717 during the six months ended June 30, 2020, compared to net income of $563,267 during the six months ended June 30, 2019.

The decrease in cash flow from operating activities was primarily the result of decreases in net income, deferred rent expense, accrued expenses, offset primarily by increases in allowance for depreciation, accounts payable, unearned revenue and decreases in prepaid expenses, accounts receivable, receivable – other, and prepaid income tax.

Net cash used by investing activities was $42,577 and $15,247 during the six-month periods ended June 30, 2020 and 2019, respectively.  During the six-month period ended June 30, 2020 and 2019, net cash was used in investing activities to purchase computers, furniture and equipment.

Net cash provided by financing activities during the six months ended June 30, 2020 was $460,700 in for three PPP loans for PHCO, MMC and MMM in the amounts of $133,400, $59,600, and $267,700 respectively. We didn’t engage in financing activities in 2019.

Contractual Obligations and Contingencies

Smaller reporting companies are not required to provide this information.

Off-Balance Sheet Financing Arrangements

As of June 30, 2020, we had no off-balance sheet financing arrangements.

Inflation

We experience pricing pressures in the form of competitive prices.  Insurance carriers and third-party administrators often try to take our clients by offering bundled claims administration services with their own managed care services at a lower rate. We are also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits and facility leases. We believe that these impacts may be material to our revenues or net income. Some of our clients are public entities which contract with us at a fixed price for the term of the contract. Increases in labor and employee benefits can reduce our profit margin over the term of these contracts.

Critical Accounting Policies and Estimates

See Note 1 to our condensed consolidated financial statements included elsewhere in this report.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Smaller reporting companies are not required to provide this information.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101

The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	August 13, 2020	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	August 13, 2020	/s/ Fred Odaka
Fred Odaka Chief Financial Officer