Form 10-Q
period 2020-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2020-11-13
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020

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

As of November 12, 2020, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$9,212,599	$8,104,164
Accounts receivable, net of allowance of $17,202 and $30,525	1,024,249	1,114,725
Deferred tax assets	22,819	22,819
Prepaid income tax	23,530	158,641
Receivable – other	10,446	14,900
Prepaid expenses	76,478	128,343
Total current assets	10,370,121	9,543,592

Property and Equipment, net
Computer equipment	506,828	464,388
Furniture and fixtures	226,323	215,960
Office equipment	9,556	9,556
Total property and equipment	742,707	689,904
Less: accumulated depreciation and amortization	(611,993)	(565,277)
Net property and equipment	130,714	124,627
Operating lease right-of-use assets, net	372,591	558,945
Other assets	26,788	26,788
Total Assets	$10,900,214	$10,253,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$47,760	$52,275
Accrued expenses	293,411	249,904
Deferred rent expense	9,908	29,947
Dividend payable	37,000	37,000
Operating lease liabilities, current portion	247,054	266,480
Paycheck protection program loans, current portion	311,118	-
Unearned revenue	32,315	46,066
Total current liabilities	978,566	681,672

Long Term Liabilities
Operating lease liabilities, long-term portion	125,537	292,465
Paycheck protection program loans, long-term portion	149,582	-
Total long-term liabilities	275,119	292,465
Total Liabilities	1,253,685	974,137

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 40,000 shares are designated as Series A preferred and 16,000 shares issued and outstanding	$16	$16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	9,217,656	8,850,942
Total Stockholders’ Equity	9,646,529	9,279,815

Total Liabilities and Stockholders’ Equity	$10,900,214	$10,253,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
HCO fees	$264,781	$376,170	$916,693	$1,147,352
MPN fees	124,836	131,164	363,902	382,142
Utilization review	307,139	318,816	854,922	898,054
Medical bill review	77,075	136,793	242,237	396,870
Medical case management	590,784	804,004	1,855,314	2,384,967
Other	51,139	71,758	202,101	228,077
Total revenues	1,415,754	1,838,705	4,435,169	5,437,462

Expenses
Depreciation and amortization	14,122	18,512	46,716	55,385
Bad debt provision	11,000	8,000	11,101	8,000
Consulting fees	58,621	57,945	195,978	207,587
Salaries and wages	694,352	789,319	2,238,079	2,324,860
Professional fees	68,979	86,241	223,747	265,457
Insurance	91,951	81,390	274,974	241,695
Outsource service fees	115,803	111,567	359,596	373,047
Data maintenance	6,603	8,726	59,415	76,345
General and administrative	163,863	187,855	515,738	612,856
Total expenses	1,225,294	1,349,555	3,925,344	4,165,232

Income from operations	190,460	489,150	509,825	1,272,230

Income before taxes	190,460	489,150	509,825	1,272,230
Income tax provision	53,463	137,401	143,111	357,214

Net income	$136,997	$351,749	$366,714	$915,016

Basic earnings per share:
Earnings per share amount	$0.01	$0.03	$0.03	$0.07
Weighted average common shares outstanding	12,800,000	12,800,000	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.01	$0.03	$0.03	$0.07
Weighted average common shares outstanding	12,816,000	12,816,000	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Preferred stock		Common Stock		Additional paid-in	Retained	Total stockholder’s
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balances at December 31, 2018	16,000	$16	12,800,000	$12,800	$416,057	$7,652,882	$8,081,755
Net Income	-	-	-	-	-	314,563	314,563
Balances at March 31, 2019	16,000	$16	12,800,000	$12,800	$416,057	$7,967,445	$8,396,318
Net Income	-	-	-	-	-	248,704	248,704
Balances at June 30, 2019	16,000	$16	12,800,000	$12,800	$416,057	$8,216,149	$8,645,022
Net Income	-	-	-	-	-	351,749	351,749
Balances at September 30, 2019	16,000	$16	12,800,000	$12,800	$416,057	$8,567,898	$8,996,771

Balances at December 31, 2019	16,000	$16	12,800,000	$12,800	$416,057	$8,850,942	$9,279,815
Net Income	-	-	-	-	-	123,128	123,128
Balances at March 31, 2020	16,000	$16	12,800,000	$12,800	$416,057	$8,974,070	$9,402,943
Net Income	-	-	-	-	-	106,589	106,589
Balances at June 30, 2020	16,000	$16	12,800,000	$12,800	$416,057	$9,080,659	$9,509,532
Net Income	-	-	-	-	-	136,997	136,997
Balances at September 30, 2020	16,000	$16	12,800,000	$12,800	$416,057	$9,217,656	$9,646,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows provided from operating activities:
Net income	$366,714	$915,016
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	46,716	55,385
Bad debt provision	11,101	7,997

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	79,375	(31,168)
Decrease (increase) in prepaid income tax	135,111	(20,997)
Decrease in prepaid expenses	51,865	43,291
Decrease in receivables other	4,454	6,126
(Decrease) increase in accounts payable	(4,515)	32,632
(Decrease) increase in deferred rent expense	(20,039)	8,750
Increase in accrued expenses	43,507	56,339
(Decrease) increase in unearned revenue	(13,751)	1,896
Net cash provided from operating activities	700,538	1,075,267

Cash flows used in investing activities:
Purchase of furniture and office equipment	(52,803)	(46,653)
Net cash used in investing activities	(52,803)	(46,653)

Cash flows provided from financing activities:
Proceeds from paycheck protection program loans	460,700	-
Net cash provided from financing activities	460,700	-
Increase in cash	1,108,435	1,028,614

Cash at beginning of period	8,104,164	7,072,507
Cash at end of period	$9,212,599	$8,101,121

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$378,211

Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$-	$719,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations. The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical information and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, it is recommended that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2019. Operating results for the nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

(Unaudited)

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. At September 30, 2020 and December 31, 2019, bad debt reserves of $17,202 and $30,525, respectively, was a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of September 30, 2020 and December 31, 2019, are as follows:

	9/30/2020	12/31/2019
Customer A	16%	18%
Customer B	12%	8%
Customer C	12%	7%

Significant Customers - We provide services to insurers, third party administrators, self-administered employers, municipalities and other industries. We are able to provide our full range of services to virtually any size employer in the state of California. We are also able to provide utilization review, medical bill review and medical case management services outside the state of California.

During the period ended September 30, 2020 and 2019, we had three customers that accounted for more than 10% of our total sales and three customers during the same time period in 2019. The following table sets forth details regarding the percentage of total sales attributable to our significant customers in the past two years:

	9/30/2020	9/30/2019
Customer A	21%	26%
Customer B	12%	13%
Customer C	10%	9%

Leases - Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $719,861, lease liabilities for operating leases of $719,861, and a zero cumulative-effect adjustment to accumulated deficit. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”), as allowed by certain provisions of ASC 842. Lease expense is recognized on a straight-line basis over the lease term. See Note 2 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

(Unaudited)

NOTE 2 - OPERATING LEASES

In July 2015, the Company entered a 79-month lease to lease approximately 9,439 square feet of office space that commenced in September 2015. This office space serves as the Company’s principal executive offices, as well as the principal offices of our operating subsidiaries. In March 2017, the Company entered a 39-month operating lease for an office copy machine with scanner with monthly payment at $1,723, that expired in June 2020.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statement of operations)	$72,687	$225,903

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2020	$72,687	$225,903
Weighted average remaining lease term – operating leases (in years)	1.58 years	1.58 years
Average discount rate – operating leases	5.75%	5.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At September 30, 2020	At December 31, 2019
Operating leases
Long-term right-of-use assets	$372,591	$558,945
Short-term operating lease liabilities	$247,054	$266,480
Long-term operating lease liabilities	125,537	292,465
Total operating lease liabilities	$372,591	$558,945

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2020 (remaining 3 months)	$68,244
2021	257,024
2022	71,359
Total lease payments	396,627
Less: Imputed interest/present value discount	(24,036)
Present value of lease liabilities	$372,591

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

(Unaudited)

Lease expenses were $72,687 and $73,825 during the three months ended September 30, 2020 and 2019, respectively and $225,903 and $212,723 during the nine months ended September 30, 2020 and 2019, respectively.

NOTE 3 - PAYCHECK PROTECTION PROGRAM LOANS

In April and May 2020 Pacific Health Care Organization, Inc. (“PHCO”), Medex Managed Care, Inc. (“MMC”) and Medex Medical Management, Inc. (“MMM”) received loans pursuant to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act Paycheck Protection Program.

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

Even though we have been able to transition our work force and work flow to address the restrictions designed to “flatten the curve” of the COVID-19 pandemic, the extent of the long-term adverse effect of the COVID-19 pandemic on the economy, our industry, our results of operations and financial condition is unknown and largely dependent on future developments, most of which, including the severity and duration of this pandemic, are beyond our control.

Revenue for our services is derived from our employer customers’ employee counts and workers’ workplace injuries. Several of our employer customers, including some of our largest customers, have had to suspend or significantly modify their operations during the stay-at-home order issued by the governor of California.

The state orders have been modified to allow some categories of businesses to re-open under COVID-19 restrictions, while others, such as bars and restaurants, have been under various orders that have forced closures and re-openings several times. As of November 13, 2020, most client businesses are allowed to operate under COVID-19 restrictions but are continuing to experience lower-than normal business volume and employee counts due to the pandemic.

On May 6, 2020, the governor of California issued an executive order declaring that any employee who becomes ill with COVID-19 will be presumed to have contracted the disease in the workplace if the worker worked onsite any time during the fourteen-day period prior to the onset of the illness. The presumption is rebuttable by the employer with sufficient evidence discovered within 30 days, but in many cases this places the burden of medical care for COVID-19 cases on employers. The executive order was valid through July 5, 2020. A new California bill has been passed to address employer liability in Workers’ Compensation for COVID-19 cases contracted after the expiration of the Governor’s executive order. The bill includes a requirement that a certain percentage of the employer’s workers be confirmed to have contracted the coronavirus before a rebuttable presumption of industrial origin is applied to individual cases, which may impact the extent to which Workers’ Compensation is used to address its treatment in California.

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

For the first two and one-half months of the quarter ended March 31, 2020, the COVID-19 outbreak did not have a significant impact on our business. We began to experience some slowdown in claims in the last two weeks of March, which has continued through the third quarter of 2020. At this time, we cannot predict if, how or when our employer customers will be allowed to return to pre-COVID-19 operations/employment levels. We anticipate that reductions in employee counts and workplace injuries will continue to negatively impact our revenues and have an adverse impact on our results of operations and liquidity position.

On April 21, 2020, PHCO was granted a Paycheck Protection Program (“PPP”) loan for in an amount of $133,400. On April 30, 2020 and May 11, 2020 subsidiaries MMM and MMC were granted PPP loans of $267,700 and $59,600, respectively. In the spirit of the PPP loan program policy of protecting the continued economic stability of employees, we put virtually all of the PPP loan amounts toward payroll and employee benefit expenses. We are currently in the process of seeking forgiveness of the PPP loans via the federal policies set forth for this purpose.

In late June 2020, the reduction in volume in some areas of our business became clear as a trend. As a result, and after attempts to cut expenses in other areas, it became necessary to institute a business restructuring that included a reduction in force. After conducting an analysis of departmental demand, departmental function, projected business needs, and personnel, we laid off four employees on July 16, 2020. The reduction in force has not impacted our customers or our revenue generation potential based on our current and projected business volume.

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

In addressing the risk of COVID-19 cases and Workers’ Compensation claims within the Company, we have also implemented onsite measures recommended by national, state, and local health authorities to reduce the chances of transmission among our employees. These measures include an office reopening plan, phased policy measures based on local and state orders and our own risk assessment, compliance with ventilation and other building-level recommendations as made possible by the building owner, physical barriers and signage, limited onsite presence, pre-shift symptom screening, requiring mask usage and social distancing, strictly limiting the occupancy of the office and each area within it, and other measures that as of the date of this report are recommended to reduce the risk of transmission of COVID-19 in office spaces.

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following represents selected components of our consolidated results of operations, for the three-month periods ended September 30, 2020 and 2019, respectively, together with changes from period-to-period:

	For three months ended September 30,
	2020	2019	Amount Change	% Change
Revenues:
HCO fees	$264,781	$376,170	$(111,389)	(30%)
MPN fees	124,836	131,164	(6,328)	(5%)
Utilization review	307,139	318,816	(11,677)	(4%)
Medical bill review	77,075	136,793	(59,718)	(44%)
Medical case management	590,784	804,004	(213,220)	(27%)
Other	51,139	71,758	(20,619)	(29%)
Total revenues	1,415,754	1,838,705	(422,951)	(23%)

Expense:
Depreciation and amortization	14,122	18,512	(4,390)	(24%)
Bad debt provision	11,000	8,000	3,000	38%
Consulting fees	58,621	57,945	676	1%
Salaries and wages	694,352	789,319	(94,967)	(12%)
Professional fees	68,979	86,241	(17,262)	(20%)
Insurance	91,951	81,390	10,561	13%
Outsource service fees	115,803	111,567	4,236	4%
Data maintenance	6,603	8,726	(2,123)	(24%)
General and administrative	163,863	187,855	(23,992)	(13%)
Total expenses	1,225,294	1,349,555	(124,261)	(9%)

Income from operations	190,460	489,150	(298,690)	(61%)

Income before taxes	190,460	489,150	(298,690)	(61%)
Income tax provision	53,463	137,401	(83,938)	(61%)

Net income	$136,997	$351,749	$(214,752)	(61%)

Revenue

Total revenues during the three-month period ended September 30, 2020, decreased 23% to $1,415,754 compared to $1,838,705 during the three-month period ended September 30, 2019. During the same period, HCO, MPN, utilization review, medical bill review, medical case management and other fees decreased by 30%, 5%, 4%, 44%, 27%, and 29%, respectively.

HCO Fees

During the three-month periods ended September 30, 2020 and 2019, HCO revenue was $264,781 and $376,170, respectively. The 30% decrease in HCO revenue was attributable primarily to the loss of three customers in the fourth quarter of 2019 and early 2020 and COVID-19 business restrictions which caused employer customers to temporarily or permanently reduce their workforce, partially offset by increases in claim network fees associated with COVID-19 related work illness. As a result of the COVID-19 business restrictions, fees generated to enroll employees into our HCO networks, monthly HCO program administration fees, and claim network fees for workplace injuries decreased. HCO revenue is generated largely from fees charged to our employer customers for access to our HCO networks, per claim fees, notification fees and fees for other ancillary services the employer customers using our HCO networks may select. HCO notifications are mailed out annually and handed out by the employer for all new hires during the month. We prepare the mailings no earlier than three months prior to the end of the previous year’s enrollment so that our employers are able to prepare their employee rosters. Delays in the employer providing accurate and timely employee rosters can delay the notification process causing changes to when we record the revenues.

MPN Fees

MPN revenue for the three-month periods ended September 30, 2020 and 2019, were $124,836 and $131,164, respectively, a decrease of 5%, primarily due to COVID-19 business restrictions which caused employers to temporarily or permanently reduce their workforce which resulted in a decrease in the number of claims and MPN program fees. Like HCO revenue, MPN revenue is generated largely from fees charged to our employer customers for access to our MPN networks, per claim fees and fees for other ancillary services the employer customers using our MPN networks may select. Unlike the HCO, MPNs do not require annual notifications, but only require a notice to be given to an injured worker at the time the employer is notified by the injured worker that an injury occurred.

Utilization Review

During the three-month periods ended September 30, 2020 and 2019, utilization review revenue was $307,139 and $318,816, respectively. The decrease of 4% in the 2020 period was primarily attributable to the loss of two customers in the third quarter of 2020 and fewer utilization referrals for review as a result of COVID-19 restrictions for non-essential medical treatment. Utilization review can provide a safeguard against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, and appropriateness of decision-making. Our employer customers retain us to review proposals for treatment.

Medical Bill Review

During the three-month period ended September 30, 2020, medical bill review revenue was $77,075 and $136,793, respectively. Medical bill review revenue decreased by $59,718 when compared to the same period a year earlier. This decrease was primarily caused by processing fewer medical and hospital bills from existing customers due to COVID-19 restrictions placed on the delivery by medical providers for non-essential medical treatment. Many of our existing customers have elected to pay the fee schedule, as opposed to having us review their hospital bills. Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement. Such services include, but are not limited to, coding review and re-bundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements. Our medical bill review services can result in significant network savings.

Medical Case Management

During the three months ended September 30, 2020 and 2019, medical case management revenue was $590,784 and $804,004, respectively. The decrease in medical case management revenue of $213,220 was primarily due to COVID-19 restrictions placed on the delivery of non-essential medical treatment by medical providers and the loss of two customers in the third quarter of 2020, partially offset by increases in medical management services on new and existing claims with current customers and the addition of a new customer. Medical case management keeps medical treatment claims progressing to a resolution and assures treatment plans are aligned from a medical perspective. Medical oversight is a collaborative process that assesses plans, implements, coordinates, monitors and evaluates the options and services required to meet an injured worker’s health needs. A medical case manager acts as a liaison between the injured worker, claims adjuster, medical providers and attorneys to achieve optimal results for injured workers and employer/clients. We work to manage the number of nurses in our program to maintain our ratio of claims per nurse at a level that ensures timely and appropriate medical care is given to the injured worker and facilitates a faster claim closure for our customers.

Other

Other fees may consist of revenue derived from network access fees, lien representation, legal support services, Medicare set-aside and workers’ compensation carve-out services. Other fee revenue for three-month periods ended September 30, 2020 and 2019, was $51,139 and $71,758, respectively. The decrease of $20,619 was the result of fewer customers accessing our network and Medicare set-asides referrals. We recorded no carve-out, lien representation, or legal support services during the three-month period ended September 30, 2020.

Expenses

Total expenses for the three months ended September 30, 2020 and 2019, were $1,225,294 and $1,349,555, respectively. The decrease of $124,261 was the result of increases in bad debt provision, consulting fees, insurance, and outsource service fees, partially offset by depreciation and amortization, salaries and wages, professional fees, data maintenance, and general and administrative expenses.

Depreciation and Amortization

During the three-month period ended September 30, 2020, we recorded depreciation and amortization expense of $14,122 compared to $18,512 during the comparable 2019 period. The decrease in depreciation and amortization was primarily attributable to certain fixed assets being fully depreciated.

Bad Debt Provision

During the three-month period ended September 30, 2020, bad debt provision increased to $11,000 from $8,000 during the three-month period ended September 30, 2019. This increase was primarily the result of an increase of customers with outstanding balances over 90 days during fiscal 2020, which was largely attributable to the impact of COVID-19 on the businesses of our customers.

Consulting Fees

During the three months ended September 30, 2020, consulting fees increased 1% to $58,621 compared to $57,945 during the three months ended September 30, 2019. This increase was the result of an increase in IT consulting fees offset by the termination of a consultant that was assisting with our insurance company acquisition search.

Salaries and Wages

During the three-month period ended September 30, 2020, salaries and wages decreased 12% to $694,352 compared to $789,319 during the same period in 2019. The decrease in salaries and wages was the result of a reduction in our workforce of four employees.

Professional Fees

For the three months ended September 30, 2020, we incurred professional fees of $68,979 compared to $86,241 during the three months ended September 30, 2019. The 20% decrease in professional fees was the result of lower legal and medical case management fees, partially offset by increases in accounting fees.

Insurance

During the three-month period ended September 30, 2020, we incurred insurance expenses of $91,951, a 13% increase over the same three-month period in 2019. This increase in insurance expense was attributable to increases in group health insurance and business insurance premiums when compared to the same period in 2019.

Outsource Service Fees

Outsource service fees consist of costs incurred by our subsidiaries in as a result of partially outsourcing utilization review, medical bill review, Medicare set-aside services and field medical case management fees and typically tends to increase and decrease in correspondence with increases and decreases in demand for those services. We incurred $115,803 and $111,567 in outsource service fees during the three-month periods ended September 30, 2020 and 2019, respectively. The increase of $4,236 was primarily the result of increases in outsource services required for utilization review as we performed fewer utilization reviews in-house and outsourced more reviews during the third quarter 2020, partially offset by decreases in medical bill review, Medicare set-aside services, and field medical case management. We generally expect outsource service fees to fluctuate in correspondence with the level of utilization review, medical bill review and certain field medical case management services we provide.

Data Maintenance

During the three-month periods ended September 30, 2020 and 2019, data maintenance fees were $6,603 and $8,726, respectively. The decrease of $2,123 was the result of a reduction of HCO and MPN notification fees for existing customers due to employer customers reducing their workforce as a result of COVID-19 business restrictions during the three-month period ended September 30, 2020 when compared to the same period in 2019. Data maintenance fees tend to fluctuate from month to month depending on when new customers are enrolled, when the annual renewal of existing customer notification is due, and how many new employees our customers enroll in our HCO or MPN program.

General and Administrative

During the three-month period ended September 30, 2020, general and administrative expenses decreased 13% to $163,863 when compared to the three-month period ended September 30, 2019. This decrease was primarily attributable to decreases in dues and subscriptions, office supplies, parking, postage, rent-expense equipment, travel and entertainment and vacation expense, partially offset by increases in internet/IT enhancement, rent expense, telephone, and shareholders’ expense. These changes in general and administrative expenses were largely the result of COVID-19-related changes to how we have been conducting business during 2020.

Income from Operations

For the reasons described above total revenue during the three-month period ended September 30, 2020 decreased by $422,951, which was partially offset by a decrease of $124,261 from $1,349,555 in total expenses during the same period. Income from operations decreased by $298,690 or 61% during the three-month period ended September 30, 2020, when compared to the same period in 2019.

Income Tax Provision

We realized income before taxes of $190,460 and $489,150 during the three-month periods ended September 30, 2020 and 2019, respectively, a decrease of $298,690. We similarly realized a decrease in our income tax provision of $83,938, or 61%. The decrease in the provision of income taxes was the result of the decrease in income before taxes.

Net Income

During the three-month period ended September 30, 2020, total revenues of $1,415,754 decreased by 23% when compared to the same period in 2019. This decrease in total revenues was partially offset by a 9% decrease in total expenses, resulting in a 61% decrease in income from operations compared to the three months ended September 30, 2019. Correspondingly, we realized net income of $136,997 for the three-month period ended September 30, 2020, which reflects an 61% decrease compared to the three-month period ended September 30, 2019.

Comparison of nine months ended September 30, 2020 and 2019

The following represents selected components of our consolidated results of operations, for the nine-month periods ended September 30, 2020 and 2019, respectively, together with changes from period-to-period:

	For nine months ended September 30,
	2020	2019	Amount Change	% Change
Revenues:
HCO fees	$916,693	$1,147,352	$(230,659)	(20%)
MPN fees	363,902	382,142	(18,240)	(5%)
Utilization review	854,922	898,054	(43,132)	(5%)
Medical bill review	242,237	396,870	(154,633)	(39%)
Medical case management	1,855,314	2,384,967	(529,653)	(22%)
Other	202,101	228,077	(25,976)	(11%)
Total revenues	4,435,169	5,437,462	(1,002,293)	(18%)

Expense:
Depreciation and amortization	46,716	55,385	(8,669)	(16%)
Bad debt provision	11,101	8,000	3,101	39%
Consulting fees	195,978	207,587	(11,609)	(6%)
Salaries and wages	2,238,079	2,324,860	(86,781)	(4%)
Professional fees	223,747	265,457	(41,710)	(16%)
Insurance	274,974	241,695	33,279	14%
Outsource service fees	359,596	373,047	(13,451)	(4%)
Data maintenance	59,415	76,345	(16,930)	(22%)
General and administrative	515,738	612,856	(97,118)	(16%)
Total expenses	3,925,344	4,165,232	(239,888)	(6%)

Income from operations	509,825	1,272,230	(762,405)	(60%)

Income before taxes	509,825	1,272,230	(762,405)	(60%)
Income tax provision	143,111	357,214	(214,103)	(60%)

Net income	$366,714	$915,016	$(548,302)	(60%)

Revenue

Total revenues during the nine-month period ended September 30, 2020, decreased 18% to $4,435,169 compared to $5,437,462 during the nine-month period ended September 30, 2019. During the first nine-months of 2020, HCO, MPN, utilization review, medical bill review, medical case management and other revenue decreased by 20%, 5%, 5%, 39%, 22%, and 11%, respectively.

HCO fees

During the nine-month periods ended September 30, 2020 and 2019, HCO fee revenues were $916,693 and $1,147,352, respectively. The 20% decrease in HCO revenue was primarily attributable to the loss of three customers and a reduction in employer customers workforce due to COVID-19 business restrictions. As a result of the COVID-19 business restrictions, fees generated to enroll employees into our HCO networks, monthly HCO program administration fees, and claim network fees for workplace injuries decreased. These decreases were partially offset by an increase in claim network fees associated with COVID-19 related work injuries, renegotiation of certain deliverables to an existing customer and the addition of a new customer.

MPN fees

MPN fee revenue for the nine-month periods ended September 30, 2020 and 2019, was $363,902 and $382,142, respectively. The decrease of 5% in MPN fees was the result of a loss of a customer and COVID-19 business restrictions which caused employers to temporarily or permanently reduce their workforce which led to a decrease in the number of claims and MPN program fees. As a result of the COVID-19 business restrictions, fees generated from access to our MPN networks, monthly MPN program administration fees, and claim network fees for workplace injuries decreased.

Utilization Review

During the nine-month periods ended September 30, 2020 and 2019, utilization review revenue was $854,922 and $898,054, respectively. The decrease of $43,132 in the 2020 period was attributable to a loss of customers and fewer utilization referrals for review as a result of COVID-19 business restrictions for non-essential medical treatment, which was only partially offset by the addition of two new customers.

Medical Bill Review

During the nine-month period ended September 30, 2020 and 2019, medical bill review revenue was $242,237 and $396,870, respectively. This 39% decrease was due to processing fewer hospital bills and medical bills from existing customers as a result of COVID-19 business restrictions on non-essential medical treatment by medical providers and the completion of a project of a backlog of bills for an existing customer, which did not recur in the 2020 period. The decreases were partially offset by an existing customer adding medical bill review services to the existing suite of services we provide for them.

Medical Case Management

During the nine-months ended September 30, 2020 and 2019, medical case management revenue was $1,855,314 and $2,384,967, respectively. The 22% decrease in medical case management revenue was primarily the result of the loss of two customers in the third quarter of 2020, a decrease in the number of claims managed with existing customers, coupled with fewer billable hours because of temporary closures of medical offices for non-essential services due to COVID-19; partially offset by increases in medical case management for existing customers to oversee COVID-19 workplace illnesses and two existing customers adding medical case management services.

Other

Other fees may consist of revenue derived from network access fees, lien representation, legal support services, Medicare set-aside and workers’ compensation carve-out services. Other fees revenue for the nine-month periods ended September 30, 2020 and 2019, was $202,101 and $228,077, respectively. The decrease of $25,976 was primarily the result of fewer network access fees and Medicare set-aside referrals processed. We did not record any revenue for lien representation, legal support services, and workers’ compensation carve-out services.

Expenses

Total expenses for the nine-months ended September 30, 2020 and 2019, were $3,925,344 and $4,165,232, respectively. The decrease of $239,888 was the result of decreases in depreciation and amortization, consulting fees, salaries and wages, professional fees, outsource service fees, data maintenance, and general and administrative expense partially offset by increases bad debt provision and insurance.

Depreciation and Amortization

During the nine-month period ended September 30, 2020, we recorded depreciation and amortization expense of $46,716 compared to $55,385 during the comparable 2019 period. The decrease in depreciation and amortization was primarily attributable to certain fixed assets being fully depreciated, partially offset by the purchasing of new fixed assets.

Bad Debt Provision

During the nine-month period ended September 30, 2020, bad debt provision increased by $3,101 compared to the nine-month period ended September 30, 2019. This increase was primarily the result of several customers with outstanding balances over 90 days, which was largely attributable to the impact of COVID-19 on the businesses of our customers.

Consulting Fees

During the nine-months ended September 30, 2020, consulting fees decreased to $195,978 from $207,587, when compared the nine months ended September 30, 2019. This 6% decrease was primarily the result of terminating a consultant that was assisting us to identify insurance company acquisition candidates.

Salaries and Wages

During the nine-month period ended September 30, 2020, salaries and wages decreased 4% to $2,238,079 from $2,324,860 during the same period in 2019. This decrease was primarily the result of reducing our workforce due to a decrease in revenues as a result of COVID-19 business restrictions on our employer customers.

Professional Fees

For the nine-months ended September 30, 2020, we incurred professional fees of $223,747 compared to $265,457, during the nine months ended September 30, 2019. The decrease of $41,710 in professional fees was primarily the result of lower legal and medical case management fees, partially offset by increases in fees for accounting.

Insurance

During the nine-month period ended September 30, 2020, we incurred insurance expenses of $274,974, a 14% increase over the same nine-month period in 2019. The increase in insurance expense was primarily attributed to increases in group health and business insurance premiums during the nine-month period ended September 30, 2020 compared to the same period in 2019.

Outsource Service Fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing utilization review, medical bill review, Medicare set-aside services, field medical case management services, and typically tends to fluctuate in correspondence with demand for those services. We incurred $359,596 and $373,047 in outsource service fees during the nine-month periods ended September 2020 and 2019, respectively. The decrease of $13,451 was primarily the result of decreases in outsource services required for utilization review and field medical case management, partially offset by increases in medical bill review and Medicare set-aside services. We generally expect our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review and certain medical case management services we provide in the future.

Data Maintenance

During the nine-month periods ended September 30, 2020 and 2019, data maintenance fees were $59,415 and $76,345, respectively. The decrease of $16,930 was primarily the result of fewer HCO and MPN notification fees for existing customers due to employers reducing their workforce as a result of COVID-19 business restrictions during the nine-month period ended September 30, 2020 when compared to the same period in 2019.

General and Administrative

During the nine-month period ended September 30, 2020, general and administrative expense decreased by 16% to $515,738 when compared to the nine-month period ended September 30, 2019. The decrease of $97,118 was primarily attributable to decreases in auto expenses, dues and subscriptions, office supplies, parking, postage, rent-expense equipment, travel and entertainment and vacation expense, partially offset by increases in internet/IT enhancement, rent expense, telephone, and shareholders’ expense. These changes in general and administrative expenses were largely the result of COVID-19-related changes to how we have been conducting business during 2020.

Income from Operations

As a result of the 18% decrease in total revenue during the nine-month period ended September 30, 2020, coupled with a 6% decrease in total expenses, our income from operations before taxes decreased 60% from $1,272,230 to $509,825 compared to the same period in 2019.

Income Tax Provision

We realized income before taxes of $509,825 and $1,272,230 during the nine-month periods ended September 30, 2020 and 2019, respectively. The decrease in income before taxes of $762,405, correspondingly, resulted in the provision for income taxes of $143,111 during the nine-month period ending September 30, 2020, compared to $357,214 for the same period a year earlier.

Net Income

During the nine-month period ended September 30, 2020, total revenues of $4,435,169 was 18% lower when compared to the same period in 2019. This decrease in total revenues together with a decrease of 6% in total expenses resulted in a 60% decrease in income from operations. Correspondingly, we realized net income of $366,714 for the nine-month period ended September 30, 2020, a 60% decrease compared to the nine-month period ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had cash on hand of $9,212,599 compared to $8,104,164 at December 31, 2019. The $1,108,435 increase was the result of net cash provided from our operating activities of $700,538 and proceeds from PPP loans of $460,700, provided from financing activities, partially offset by cash used in investing activities of $52,803.

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

Cash Flow

During the nine months ended September 30, 2020, cash was primarily used to fund operations. We had a net increase in cash of $1,108,435 during the nine months ended September 30, 2020. See below for additional information.

	For the nine months ended September
	2020 (unaudited)	2019 (unaudited)

Net cash provided from operating activities	$700,538	$1,075,267
Net cash used in investing activities	(52,803)	(46,653)
Net cash provided from financing activities	460,700	-

Net increase in cash	$1,108,435	$1,028,614

During the nine months ended September 30, 2020 and 2019, net cash provided from operating activities was $700,538 and $1,075,267, respectively. As discussed herein, we realized net income of $366,714 during the nine months ended September 30, 2020, compared to net income of $915,016 during the nine months ended September 30, 2019. The net cash flow from operating activities of $700,538 was primarily the result of decreases in net income, accounts payable, deferred rent expense, unearned revenue, accounts receivable, prepaid income tax, prepaid expenses, receivables – other, accounts payable, deferred rent expense, and increases in allowance for depreciation, bad debt provision and accrued expenses.

Net cash used in investing activities was $52,803 and $46,653 during the nine-month periods ended September 30, 2020 and 2019, respectively. During the nine-month periods ended September 30, 2020 and 2019, net cash used in investing activities was used to purchase computer equipment, equipment and software.

Net cash provided from financing activities during the nine-month periods ended September 30, 2020 and 2019 was $460,700 and $0, respectively.

Contractual Obligations and Contingencies

Smaller reporting companies are not required to provide this information.

Off-Balance Sheet Financing Arrangements

As of September 30, 2020, we had no off-balance sheet financing arrangements.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

Other than as described below, and elsewhere in this report, management does not believe there have been any material changes to the risk factors listed in Part I, “Item 1A, Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019. The risk factors described in our annual report on Form 10-K and below should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

The ongoing COVID-19 pandemic and the responses to its spread have adversely affected and will continue to adversely impact our customers, our workforce, our business, operations, results of operations and financial condition.

 The global spread of the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations and financial results continues to depend on numerous evolving factors that we may not be able to accurately predict or control, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic and actions taken in response on economic activity; the effect on our ability to provide services to our employer customers; and the ability of our employer customers to pay for our services.

Our revenue is largely dependent upon the number of injured workers we treat and help return to work. In response to measures implemented by the United States federal and California State governments to stem the spread of COVID-19, many of our employer customers have had to reduce their workforces, this has led to a decrease among our employer customers in the number of employees they have working and enrolled with us. It has also led to reductions in workplace injuries and the number of employee injuries we treat. During this time, medical providers were limiting non-essential medical procedures for existing workplace injuries, thus resulting in a reduction of medical care to oversee as part of our services. As of September 30, 2020, California State and local governments have continued to keep in place limitations of business operations of our employer customers, but medical providers are opening up to non-essential medical procedures. Despite the more recent expansion of customer business operations and medical provider appointments, the length of the slowdown in economic and healthcare activity has negatively impacted our business, revenue, financial condition and results of operations during 2020.

In response to stay-at-home orders and other measures employed by the State of California, in mid-March 2020, we activated the remote work functionality of our business continuity plan for all essential employees and nearly all other employees. Since that time, all critical business functions have been rendered remotely. We are continually assessing the situation and take such actions as we believe appropriate to respond to threats and potential business impacts, including incurring expenses to maintain remote work viability, information technology and security. There is no guarantee the measures we have implemented will be completely effective or that we will not encounter some of the common risks associated with a remote workforce, including reductions in employee productivity and employees accessing company data and system remotely.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak on our business, result of operations, financial condition and liquidity is highly uncertain and subject to change and cannot be reasonably estimated at this time.

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

Exhibit 101

The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	November 13, 2020	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	November 13, 2020	/s/ Fred Odaka
Fred Odaka Chief Financial Officer