Form 10-K
period 2020-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2021-03-31
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6,076,000.

As of March 30, 2021, the issuer had 12,800,000 shares of its $.001 par value common stock outstanding.

Documents incorporated by reference: None

PACIFIC HEALTH CARE ORGANIZATION, INC.

Throughout this annual report, unless the context indicates otherwise, the terms, “we,” “us,” “our” or “the Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly owned subsidiaries Medex Healthcare, Inc. (“Medex”), Industrial Resolutions Coalition, Inc. (“IRC”), Medex Managed Care, Inc. (“MMC”), Medex Medical Management, Inc. (“MMM”), Medex Legal Support, Inc. (“MLS”) and Pacific Medical Holding Company, Inc. (“PMHC”).

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This annual report (“annual report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this annual report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to statements about future demand for the products and services we offer, changes in the composition of the products and services we offer, the impact of the loss of one or more major customers, our ability to add new customers to replace the loss of current customers, the regulatory environment in which we operate, future revenues, expenses, results of operations, liquidity, capital resources or cash flows, or our actions, intentions, plans, strategies and objectives and other risks and uncertainties detailed elsewhere in this annual report.  Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “plan,” “future,” “forecast,” “predict,” “may,” “will,” “likely,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements or industry outcomes expressed or implied by such forward-looking statements.  Such factors include, but are not limited to:

●	economic conditions generally and in the industry in which we and our customers participate;
●

the impact on our business of COVID-19, including the ability of our workforce to meet the needs of our customers while complying with federal and state social distancing, workplace restrictions and other mandates, as well as its impacts on the workers’ compensation industry, the businesses of our customers and on the economy generally;

●	cost reduction efforts by our existing and prospective customers;
●	competition within our industry, including competition from much larger competitors;
●	business combinations among our customers or competitors;
●	legislative and regulatory requirements or changes which could render our services less competitive or obsolete;
●	our failure to successfully develop new services and/or products either organically or through acquisition, or to anticipate current or prospective customers’ needs;
●	our ability to retain existing customers and to attract new customers;
●	price increases;
●	cybersecurity and software system failures and breaches;
●	reductions in worker’s compensation claims or the demand for our services, from whatever source; and
●	delays, reductions, or cancellations of contracts we have previously entered.

For more detailed information about particular risk factors related to the Company, see Item 1A Risk Factors below.

Forward-looking statements are predictions and not guarantees of future performance or events.  Forward-looking statements are based on current industry, financial and economic information, which management has assessed but which by its nature, is dynamic and subject to rapid and possibly abrupt change.  Our actual results could differ materially from those stated or implied by such forward-looking statements.  We hereby qualify all our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this annual report, unless otherwise indicated, and should not be unduly relied upon in making investment or voting decisions.  We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise (other than pursuant to reporting obligations imposed on registrants pursuant to the Exchange Act) to reflect subsequent events or circumstances.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes contained elsewhere in this annual report and in our other filings with the Securities and Exchange Commission (the “Commission”).

PART I

ITEM 1.         BUSINESS

We are workers’ compensation cost containment specialists providing a range of services principally to California employers and claims administrators.  The Company was incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., in January 2001.  In February 2001, the Company acquired Medex in a share for share exchange.  Medex is a wholly owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (“MPNs”) in the state of California.  In August 2001, we formed IRC, a California corporation, as a wholly owned subsidiary of PHCO.  IRC oversees and manages the Company’s Workers’ Compensation carve-outs services. In June 2010, the Company acquired MLS, a Nevada corporation incorporated in September 2009, as a wholly owned subsidiary.  MLS offers lien representation services and Medicare set-aside (“MSA”) services.  In February 2012, we incorporated MMM in the state of Nevada, as a wholly owned subsidiary of the Company. MMM is responsible for overseeing and managing medical case management services. In March 2011, we incorporated MMC in the state of Nevada, as a wholly owned subsidiary of the Company.  MMC oversees and manages the Company’s utilization review and managed bill review services.  In October 2018, we incorporated PMHC in the state of Nevada, as a wholly owned subsidiary, to act as a holding company for potential future acquisitions. In order to simplify business procedures, bookkeeping and administrative structure; and eliminate duplicative functions and reduce costs; we plan to terminate the existence of IRC, MLS and PMHC and wind up those subsidiaries during 2021.  The business, assets and liabilities of those entities will be transferred to PHCO or its other subsidiaries.

Business of the Company

We offer an integrated and layered array of complimentary business solutions that enable our customers to better manage their employee workers’ compensation-related healthcare administration costs. We are constantly looking for ways to expand the suite of services we can provide our customers, either through strategic acquisitions or organic development.

Our business objective is to deliver value to our customers that reduces their workers’ compensation-related medical claims expense in a manner that will assure that injured employees receive high quality healthcare that allows them to recover from injury and return to gainful employment without undue delay.  According to studies conducted by auditing bodies on behalf of the California Division of Workers’ Compensation, (“DWC”) the two most significant cost drivers for workers’ compensation are claims frequency and medical treatment costs.  Our services focus on containing medical treatment costs.

Our services include two HCOs, MPNs, medical case management, utilization review, medical bill review, workers’ compensation carve-outs and Medicare set-aside services. We also provide lien representation and expert witness testimony, ancillary to our other services. We offer our services as a bundled solution, as standalone services, or as add-on services.

Our customers include self-administered employers, insurers, third party administrators, municipalities and others. Our principal customers are companies with operations located in the state of California where the high cost of workers’ compensation insurance is a critical problem for employers, though we have processed medical bill reviews in 17 states. Our provider networks, which are located only in California, are composed of providers experienced in treating worker injuries.

Our core services focus on reducing medical treatment costs by enabling our customers to share control over the medical treatment process.  This control is primarily obtained by participation in one of our medical treatment networks.  We hold several valuable government-issued licenses to operate medical treatment networks.  Through Medex we hold two of the total of seven licenses issued by the state of California to establish and manage HCOs within the state of California. We also hold approvals issued by the state of California to act as an MPN. Our HCO and MPN programs provide our customers with provider networks within which the customer has some ability to direct the administration of the claim.  This is designed to decrease the incidence of fraudulent claims and disability awards and ensure injured employees receive the necessary back-to-work rehabilitation and training they need.  We also offer medical bill and utilization review that provide oversight of medical billing and treatment requests, along with medical case management, which keeps medical treatment claims progressing to a resolution and assures treatment plans are aligned from a medical perspective.

Health Care Organizations

An HCO is a network of health care professionals specializing in the treatment of workplace injuries and in back-to-work rehabilitation and training of our customers’ employees. HCOs were created to appeal to injured workers, while providing substantial savings to the customers. In most cases, our HCOs give the customer up to 180 days of medical control in a provider network within which the customer can direct the administration of the claim. The injured worker may change physicians once during this period, but the worker may not leave the provider network. The increased length of time during which the customer has control over administration of the claim is designed to decrease the incidence of fraudulent claims and disability awards. The right for the customer to control treatment within a network is also based upon the notion that if the customer has input on medical treatment there will be more control over getting injured workers healthy and back on the job. One intended outcome of the HCO program is by the customer retaining input on treatment, the customer is better able to control total claim treatment costs and related workers’ compensation insurance premiums.

Our two HCO licenses allow us to cover the entire state of California. Our HCO networks (respectively referred to as “Medex HCO” and “Medex2 HCO”) are required to be recertified every three years. The Medex HCO network is scheduled for recertification in March 2022 and the Medex2 HCO network is scheduled for recertification in October 2021.  Our customers can offer their injured workers a choice of enrolling in an HCO with a network managed by primary care providers which requires primary care physicians to make referrals to needed specialists or in an HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

Our HCO networks, Medex HCO and Medex2 HCO, have contracted with approximately 5,000 and 6,000, respectively, individual medical providers and clinics, as well as hospitals, pharmacies, rehabilitation centers and other ancillary service providers.  These relationships enable our HCOs to provide comprehensive medical services throughout California.  Our HCO networks are composed of medical providers experienced in treating worker injuries.  We are continually reviewing and enhancing these networks with provider additions and removals based on feedback from our customers, their claim’s administrators and from our internal processes. All network provider credentials are reviewed and approved by Medex.

HCO guidelines impose certain medical oversight, reporting, information delivery and usage fees upon HCOs. These requirements increase the administrative costs and obligations on HCOs compared to MPNs, although the obligations and cost differentials between the two types of organizations have been narrowing over the past few years.

Medical Provider Networks

Like an HCO, an MPN is a network of health care professionals, but health care professionals participating in MPNs are not required to have the same level of medical expertise in treating workplace injuries.  Under an MPN program the customer dictates which physician the injured employee will see for the initial visit.  Thereafter, the employee has discretion to choose which physician in the network will continue treatment of the claim; employees, however, are limited to treatment by health care professionals within the MPN for the life of the claim, which is a benefit to our customers.  While the injured employee is limited to treatment by health care professionals within the MPN for the life of the claim, the California MPN laws and regulations allow the injured employee to dispute treatment decisions, provide for second and third medical opinions, and then permit case review by an independent medical reviewer whose decision can result in the customer losing control over medical treatment of the employee.

Unlike our HCOs, our MPNs do not require our customers to pay annual enrollment fees, nor do they require our customers to comply with annual enrollment notice delivery requirements.  As a result, there are fewer administrative costs to customers associated with an MPN program.  This allows our MPNs to market their services at a lower cost to employers than our HCOs.  For this reason, many customers may opt to use the less complicated MPN even though it provides customers fewer rights to control medical treatment of employee injury claims.

We have received approval for and currently administer 30 MPNs. Each MPN must be reapproved every four years.

HCO and MPN

As a licensed HCO and approved MPN, in addition to offering HCO and MPN programs, we are also able to offer our customers a combination of the HCO and MPN programs.  Under this plan model a customer can enroll its employees in our HCO program, and then prior to the expiration of the 180-day treatment period under the HCO program, the customer can enroll its employee into our MPN program.  This allows our customers to take advantage of both programs, which is what our HCO customers typically do.  To our knowledge, Medex is currently the only entity in California offering this hybrid program.

Medical Case Management

Medical case management keeps medical treatment claims progressing to a resolution and assures treatment plans are aligned from a medical perspective. Medical oversight is a collaborative process that assesses, evaluates, coordinates, implements and monitors medical treatment plans and the options and services required to meet an injured worker’s health needs. Medical case managers act as liaisons between the injured worker, claims adjuster, medical providers and attorneys to achieve optimal results for injured workers and customers.

Our medical case management services are performed by nurses who are credentialed by the state and have expertise in various clinical areas and backgrounds in workers’ compensation matters.  This combination allows our nurses the opportunity to facilitate medical treatment while understanding the nuances of workers’ compensation up to and including litigation.  By utilizing these services our customers help assure that the injured worker receives quality medical treatment in a timely and appropriate manner to return the employee to work.

Workers’ Compensation Carve-outs

Certain employers can opt out of the standard workers’ compensation regulatory dispute resolution scheme through carve-out agreements that comply with state statutory and regulatory requirements. More specifically, carve-out agreements permit employers and employees to establish alternative dispute resolution arrangements to resolve disputes in the context of workers’ compensation. These carve-out agreements are made between employers and the collective bargaining units representing the employer’s covered employees.

Utilizing our knowledge of the friction in the California workers’ compensation system, and the objectives of employers and the unions, we assist in guiding the negotiation of legal agreements for the implementation of workers’ compensation carve-outs for California customers and provide services that reflect the parties’ agreement with regard to alternative dispute resolution arrangements. Under such carve-out agreements certain customers can access our HCOs, MPNs and medical case management program.

Utilization Review

Utilization review is designed to evaluate the medical necessity of proposed treatment by comparing medical treatment requests against accepted medical guidelines. Its purpose is to serve as a safeguard against payor liability for medical costs that are not medically appropriate or approved by the relevant medical and legal authorities. Reviews of medical treatment requests are conducted at the appropriate qualification level for the request by either a nurse, peer-to-peer provider, by a specialist or by a medical director and within the timelines set by the relevant laws and regulations.

Medical Bill Review

Many states have adopted fee schedules, which regulate the maximum allowable fees payable under workers’ compensation for procedures performed by a variety of health treatment providers. However, many procedures are not covered by fee schedules and are still subject to review and negotiation. We provide professional analysis of medical provider services and equipment billing to ascertain proper reimbursement.  Such services include, but are not limited to, coding review and re-bundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements.  These services can result in significant network savings. We currently process medical bill review in 17 states. Out of state medical bill reviews typically are the result of an injured California employee moving to a different state, but who still requires medical care.

Lien Representation

When a worker is injured in the scope of employment the employer is required to provide workers’ compensation benefits, including medical treatment. If the medical treatment is not paid because the services were not authorized, or if the provider disputes the amount of reimbursement, the provider may file a lien against the workers’ compensation claim, which must be resolved by the employer. In these cases, we provide our customers lien representation services that include negotiation through litigation and petitions for reconsideration.

Expert Witness Services

As an ancillary service to our HCO and MPN services, we provide expert witness testimony before the California Workers Compensation Appeals Board.  The fees we charge for this service include reimbursement of witness fees and travel and lodging expenses.

Medicare Set-aside

We provide Medicare set-aside services for workers’ compensation claims which is a financial agreement that allocates a portion of a workers’ compensation settlement to pay for future medical services related to the work-place injury, illness, or disease. The purpose of the set-aside arrangement is to provide funds to the injured party to pay for future medical expenses that would not be covered by Medicare. This program affords our customers an effective way to overcome complications after settlement and avoids unnecessary costs attached to the claim.

Marketing, Customers and Pricing

We provide services to virtually any size employer in the state of California as well as insurers, third party administrators, self-administered employers, municipalities and other industries.  We also provide some customers utilization review and/or utilization management, medical case management, and medical bill review services outside the state of California, typically to employees who have suffered a workplace injury in California and then relocated to another state.

Our marketing and sales efforts focus primarily on customer referrals, conference presentations, responding to requests for proposals, and advertisement.  We service both local and national accounts, however, with an emphasis on California focused markets.  Our sales and marketing activities are conducted by account managers with the assistance of our executive team members. We do not market our services outside the state of California.

During 2020, three major customers accounted for 42% of sales, approximately 20%, 12% and 10%, respectively. By comparison, during 2019 our three largest customers accounted for 50% of sales, approximately 26%, 14% and 10%, respectively.

Our services can be integrated to allow for partial or full bundling of services and sharing of information that create efficiencies to further reduce the costs of claims.  For example, our bundled services have allowed some customers to achieve up to a 70% reduction in the cost of injury claim resolution while maintaining superior treatment for their injured workers. The cost to our customers for our bundled services is generally the same as if the services were purchased individually.

Competition

We were one of the first commercial enterprises capable of offering HCO services and MPN services in California.  Now there are many companies who compete in this market.  Many of these competitors are larger than PHCO and may have greater financial, research and marketing experience and resources than we do, and they may therefore represent substantial long-term competition.  As of December 31, 2020, in California there were seven certified health care organization licenses issued to five companies. We own two of the seven licenses and have four possible direct HCO competitors.  Only three of these HCO competitors, however, are currently writing HCO business due to the complexity of the HCO regulations.  There are minimal requirements for establishing MPNs and therefore, as of December 31, 2020, there were 2,457 active MPNs in the state of California according to the DWC MPN website.  Of these, we have received approval for and administer 30 MPNs. We previously administered more than 90 MPNs, but favorable regulatory changes allowed us to consolidate many of them, leading to fewer administrative oversight requirements.

We compete on both quality-of-service delivery and price of services.  We maintain quality of service by virtue of the training, skill, and experience of our professional staff and outside consultants. We compete on price through our integration of robust information technology systems we license from various vendors.  We focus our business primarily on those employers and payors who use our HCO and/or MPN services.  We anticipate that this focus will keep most of this business stable and renewable.  However, periodically we expect that some large customer may establish the in-house capability of performing the services we offer, as this has occurred in the past.  Further, if we are unable to compete effectively either because of a degradation in quality-of-service delivery resulting from a reduction in the skill and experience of our personnel, or our inability to effectively manage our information technology system, it may be difficult for us to retain current customers or add new customers.  With the resulting loss of customers, from whatever source, and our business, financial condition, and results of operations could be materially and adversely affected.

We rely on our well-trained and knowledgeable in-house professionals to develop service offerings that target the needs of our customers, all of whom seek efficient and effective resolution of workplace injuries and workers’ compensation claims. For example, we contract directly with medical providers based on quality determinations rather than the provision of discounted medical services. We believe this provides us a competitive advantage because we can market a direct relationship with providers who have demonstrated expertise in treating work related injuries and writing credible medical reports.  These qualities contribute to quicker resolution of workplace injuries and workers’ compensation claims.  We believe these qualities also provide more competitive value than relying on third party relationships or discounts alone.

We offer both HCO and MPN programs to potential customers, as well as an HCO/MPN combination model, which we believe also gives us a competitive advantage, because of the way the network was created.  While some of our competitors offer either HCO or MPN services, to our knowledge, none of our competitors offer this type of HCO/MPN combination model, nor, in our opinion, do they have the expertise to administer one.

Governmental Regulation

Managed care programs for workers’ compensation are subject to various laws and regulations.  The nature and degree of applicable regulation varies by state and by the specific services provided.  Notably, services such as our HCOs, MPNs, and utilization review services that provide or arrange for the provision of healthcare services are subject to numerous complex regulatory requirements that govern many aspects of our conduct and operations.  These laws and regulations impose evolving administrative and legal burdens, expense and risk to our business, but also provide a regulated environment in which our expertise and experience help us provide valuable services for our customers based on proven strategies that work within the existing system.

Managed healthcare is a rapidly changing and expanding industry and the cost of providing healthcare continues to increase.  We believe these factors increase the likelihood that federal and state regulatory frameworks applicable to managed healthcare will expand to have a greater impact upon the conduct and operation of our business.

The provision of workers’ compensation managed care in the state of California is governed by legislation and secondary regulations.  We are required to be licensed or receive regulatory approval to operate our networks and be accredited by the Utilization Review Accreditation Commission (“URAC”) in California to perform utilization review. MMC has received full Utilization Management Accreditation for Workers’ Compensation as a Utilization Review Organization (“URO”) from the Utilization Review Accreditation Commission, now known as URAC. The full accreditation demonstrates our commitment to quality and adherence to nationally recognized guidelines and must be reaccredited every three years.  Our next reaccreditation is scheduled to occur by January 1, 2024. The costs to be accredited by URAC for three years is $36,000. California and other jurisdictions in which we do business require individuals who engage in claim adjusting and certain other insurance service activities to be personally licensed.  In many jurisdictions, licensing laws and regulations generally grant broad discretion to supervisory authorities to adopt and amend regulations and to supervise regulated activities.

The services we provide have developed largely in response to legislation or other governmental action.  Changes in the legislation regulating workers’ compensation may create greater or lesser demand for the services we offer or require us to develop new or modified services to meet the needs of the marketplace and compete effectively, such changes could also impact our costs for providing services, perhaps to levels that make our services unattractive or unaffordable to existing or potential customers.  We could also be materially and adversely affected if the state of California were to elect to reduce the extent of medical cost containment strategies available to insurance companies and other payors or adopt other strategies for cost containment that would not support demand for our services. In order to obviate such possibilities as much as possible, we have engaged a California-based lobbyist with expertise in workers’ compensation.  When there is proposed legislation in California that might affect our business, we are notified at the discussion stage and are often included as stakeholders for preliminary discussions.

Healthcare reform remains a topic of considerable discussion at both the federal and state level.  Due to uncertainties regarding the ultimate features of future reform initiatives and the timing of their enactment, we cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on our business or within the industry in which we participate.  However, because workers’ compensation is primarily a disability program, not the focus of recent healthcare reform discussion, we do not believe any such healthcare reform would significantly impact workers’ compensation.

Employees

Including the employees of our subsidiaries, as of March 22, 2021, we had 34 total employees, all of which are full-time employees.  We also use the services of several consultants.  Over the next twelve months, we anticipate hiring additional employees only if business revenues increase and our operating requirements warrant such hiring.

Reports to Security Holders

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other filings pursuant to Sections 13, 14 and 15(d) of the Exchange Act, and amendments to such filings with the Commission.  The public may read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Commission maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other Commission filings.  We also post an electronic copy of our annual report on our website www.pacifichealthcareorganization.com, which you can view or download free of charge.  Materials posted on our website are not part of this annual report.

ITEM 1A.          RISK FACTORS

You should carefully consider the following risk factors, together with the other information contained in this annual report and the other reports we file with the Commission, in evaluating us or making an investment in our common stock.  The risks described below are the material risks, although not the only risks, relating to us and our common stock.  If any of the following risks and uncertainties develop into actual material events, it could have a material adverse effect on our business, operations and financial condition. You should not draw any inference as to the magnitude or likelihood of any particular risk from its position or categorization in the following discussion.  Further, the headings and subheadings of the risk factors are organized based on certain shared characteristics with other risk factors, but each risk factor should be read without limiting its application or content to the heading under which it is organized.

Customer and Competition Related Risks

A significant percentage of our revenue is generated from a few customers, the loss of one or more of which could have a material impact on our results of operations, cash flows and financial condition.

A significant portion of operating revenue is received from a relatively small group of customers. Combined sales for three customers accounted for approximately 42% and 50% of our total revenue in 2020 and 2019, respectively.

We cannot guarantee that significant customers will not, at some point, terminate or reduce our services.  This has happened in the past.  The loss of one or more significant customers has historically had an adverse impact on our business, results of operations, cash flows and financial condition, sometimes materially, until such time as we were able to retain new customers to replace them.  While we continue to work to lessen our dependence on a few customers, we believe this will continue to be a risk into the foreseeable future.

Most of our customer contracts permit either party to terminate without cause.  From time to time, we have lost customers as a result of merger or acquisition transactions.  Additionally, we could lose customers due to competitive pricing pressures, failure to maintain the quality of the services we provide, our inability to retain sufficient staffing, as a result of a health crises, such as COVID-19, or natural disaster or any number of other reasons.  If several customers terminate their contracts, or do not renew or extend their contracts with us, our results could be materially adversely affected.

Our revenues may decline if we cannot compete successfully in an intensely competitive market.

We target our products to employers seeking to control the cost of employee workers’ compensation claims.  We face competition from a variety of companies and the markets for our services are fragmented and competitive.  Our competitors include national managed care providers, preferred provider networks, smaller independent providers and insurance companies. Many of our current and potential competitors have significantly greater financial, technical, marketing, and other resources than we do.  As a result, our competitors may be able to respond more quickly to new or emerging ways to manage treatment costs, including enhanced technology, changes in regulations and standards, and shifts in customer requirements.  We believe that as managed care techniques continue to gain acceptance in the marketplace our competitors will increasingly consist of insurance companies, large workers’ compensation managed care service companies and other significant providers of managed care products.  These competitors may also be able to devote greater resources to the development, promotion and sale of their services and may be able to deliver competitive services or solutions at a lower end user price.  Any of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

Our business is driven substantially by the relation between the value we provide and the amount we charge for that value.  If the scope and quality of our services lag behind the market or lower cost participants can provide competitive services at lower prices, we may lose customers which could have an adverse impact on our results of operations and financial condition.

As noted in the description of business, we are in the business of assisting our customers control the cost of their employee workers’ compensation claims.  While we believe that factors, including the quality of care provided to the employee, the rapidity at which the employee returns to work, and the service provided to the customer, play a part in attracting and retaining our customers, we believe that price is a primary determining factor in whether customers select or retain our services.  While our competitors may offer direct fees less than those we charge, they have traditionally added fees to their other associated services and thus raised the total cost of their services.  If our competitors reduce the cost at which they provide services, we anticipate we would have to likewise attempt to reduce the cost at which we provide our services or risk losing customers.  Either outcome could have a material adverse impact on our business, results of operations and financial condition.

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

Cybersecurity and Information Technology Related Risks

Our financial performance is tied to the quality of the information technology platform we use to provide our services and communicate with our customers.  The information technology business evolves rapidly, and advancements can disrupt or alter the competitive environment.

Effective and competitive delivery of our services is increasingly dependent upon information technology resources and processes, both those provided internally as well as those provided through third-party vendors.  In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs.  Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide services to enhance customer convenience, as well as to create additional efficiencies in our operations.  We are dependent on licensing and integrating various information technology systems and software for delivery of our services, the loss or malfunction of which could jeopardize all or parts of our ability to deliver our services.

As technology in the industry changes and evolves, keeping pace may become increasingly complex and expensive.  There can be no assurance that we will be able to effectively implement new technology-driven products and services, which could reduce our ability to compete effectively, particularly because many of our competitors have greater resources to invest in technological improvements than we do.

An interruption in our ability to access, review or deliver critical data may cause customers to terminate our services and/or may reduce our ability to effectively compete.

Certain aspects of our business are dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities.  Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other system failures could cause our customers to terminate our services and could have a material adverse effect on our business and results of operations.

In addition, we expect that a considerable amount of our future growth will depend on our ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare.  There can be no assurance that our current data processing capabilities will be adequate, that we will be able to efficiently upgrade our systems to meet future needs, or that we will be able to develop, license or otherwise acquire software to address market demands as well or as timely as our competitors.

If we are unable to safeguard the security and privacy of confidential data, our reputation and business could be harmed.

Our services involve the collection and storage of confidential information and the transmission of this information, most often electronically.  For example, we collect personal, medical history, and medical treatment information, and store it on computer systems that we cannot guarantee are invulnerable to security breaches.  In certain cases, such information is also provided to third parties, the transmission of which is also subject to security risks.  Once such information is in the control of the third parties we transmit it to, we are most often no longer able to control the use of such information, or the security protections employed by such third parties.  We may be required to expend significant capital and other resources to protect against these types of security breaches or to alleviate problems caused by security breaches.

As part of our Disaster Recovery Plan and Business Continuity Plan, we prepared our technology and systems to operate completely remotely by issuing employees laptops and accessories and transitioned data storage and access to secure cloud-based systems. We deployed these plans to meet the business continuity needs caused by COVID-19 and the federal, state, and local mandates strictly limiting many business operations. This has required the application of additional and advancing security and access control measures. We utilize the services of a top information technology vendor to manage the technological security and efficacy of our systems.

Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently.  As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.  Any compromise or perceived compromise of our security (or the security of our third-party service providers who have access to the confidential information we maintain) could damage our reputation and our relationship with our customers, third-party administrators, insurers and enrollees; reduce demand for our services; and subject us to significant liability as well as regulatory action.  In addition, as new data security laws are implemented, or our customers determine to impose new requirements on us relating to data security, we may be unable to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes to address new data security laws or customer requirements could be time consuming and expensive and the failure to timely implement required changes could result in our inability to sell our services or retain customers.

We are also taking steps to mature and harden our information technology security defenses and practices. For example, we are working to meet the standards for an organization of our size and type in conjunction with the National Institute of Standards and Technology. We have not experienced a data security breach or material data loss in the last 10 years and have continued to operate successfully with a remote workforce during the pandemic.  However, due to the ubiquitous and evolving nature of computer security attacks, security breaches remain a risk to our business operations.

The California Consumer Privacy Act (“CCPA”) which is currently effective, and the California Privacy Rights Act (“CPRA”) which is scheduled to take effect on January 1, 2023, which can require businesses to give California consumers more control over their data and share certain notices regarding their privacy practices, could impact on our business practices in the future. We believe we are currently exempt from compliance, and anticipate remaining exempt at least until January 2022, but if we have misinterpreted the existing exemptions, the exemptions are not extended beyond that date, or these laws are otherwise amended such that we have not been, or are no longer exempt from compliance, we may incur significant costs, administrative burdens, and legal liabilities.

Licensure and Regulatory Risks

Failure to maintain our licenses and/or accreditation would have material impact on our business.

We require state issued licenses to operate our HCOs and approvals of our MPNs in the state of California.  If the state of California were to determine that we have failed to comply with the licensure or approval requirements, it has the authority to deny, suspend or revoke our licenses or approvals.  Further, our HCO licenses and MPN approvals must be recertified every three years and reapproved every four years, respectively.  If our licenses or approvals were suspended, revoked, or not recertified or reapproved we would no longer be able to operate our HCO and/or MPN networks.  In addition to the reduction in revenue we would experience from the loss of our HCO and/or MPN operations, the other services we offer would likely also be impacted negatively as many of the customers for our utilization review, medical bill review and medical case management services are derived from our HCO and MPN clientele. Similarly, the state of California requires workers compensation organizations performing utilization review in California to be accredited by URAC. We must be reaccredited by URAC every three years.  If we were to lose our URAC accreditation or not receive reaccreditation, we would experience a reduction in utilization review revenue in California and other states. Other states in which we currently perform utilization review or utilization management each have different standards for authorizing utilization review organizations. If we were to fail to meet those varied standards or experience administrative difficulty managing the maintenance of these various certifications and approvals, we could experience a reduction in utilization review revenue and/or fines or penalties.

Our cost of operation and/or demand for our services may be negatively impacted by changes in government regulations.

Our primary business operations are subject to licensing and other regulatory requirements in California, including minimum qualification standards for personnel, confidentiality, internal quality control and dispute resolution procedures.  The cost of compliance with these regulatory programs can increase our costs of operation, which may make it difficult for us to compete with other available alternatives for workers’ compensation healthcare cost control. The healthcare and workers’ compensation regulatory environment is constantly evolving.  While we try to be involved in the legislative process and to stay informed on industry developments, we cannot predict what additional government initiatives affecting our business, if any, may be promulgated in the future.  We cannot assure that we will always be able to adapt to new or modified regulatory requirements or to keep in force necessary licenses and government approvals.  Proposals for healthcare legislative reforms are regularly considered at the federal and state levels.  To the extent that such proposals affect workers’ compensation, such proposals may render us unable to deliver services profitably, reduce demand for our services, or require us to develop new or modified services.  Any of these factors could materially impact our results of operations.

For example, in January 2020, California’s “gig economy law” (“AB5”) came into effect. This law is having a significant impact on businesses throughout the state, as it imposes a high bar to classifying an individual as an independent contractor rather than an employee. Even vendors who are incorporated or otherwise established as limited liability entities are subject to the AB5 evaluation as an employee, with legal and financial liability arising for hiring the entity as a misclassified independent contractor. As a business of our size, with the nature of our services, and in the multiple geographic regions we serve, we relied in small part on the services of independent contractors, classified properly prior to AB5. In response to AB5, we have had to cease usage of some vendors who did not pass AB5’s test(s) and use either internal resources or other vendors in order to meet the needs of some of our business operations. The ongoing effect of our compliance with AB5 includes administrative burden, potentially higher costs, and diminished ability to meet some business needs in a timely manner. Subsequent amendments to AB5 to loosen the standards for certain industries and types of work did not have a significant impact on our ability to use independent contractors to supplement our workforce.

Industry Trend Related Risks

Efforts to minimize the use of certain healthcare cost containment techniques may cause our revenue to decrease.

Within the industry there has been a movement among certain healthcare providers to resist the use of cost containment techniques. Some have even resorted to litigation to challenge the application of particular cost containment measures. This includes challenges to insurers’ claims adjudication and reimbursement decisions. While these lawsuits have not yet involved us or any services we currently offer directly, the impact of such efforts and cases may negatively affect our cost containment services revenue.

Increased use of early intervention services could negatively impact our revenue.

Our revenue could be negatively impacted by the increased use of early intervention services such as injury occupational healthcare, first notice of loss, and telephonic case management services. The implementation at an early stage in the workers’ compensation claim by healthcare payors of these early intervention services can lead to decreases in the average length of, and the total costs associated with, a healthcare claim, which may reduce or even eliminate the need for the later stage network and healthcare management services we provide.

Declines in workers’ compensation claims could materially impact our financial condition and results of operations.

Within the past few years, as the labor market has become less labor intensive and more services oriented, there have been fewer work-related injuries. Employers are being more proactive in educating their employees to prevent work-related injuries and illnesses. While the types of injuries may shift, there are many employers who still need our services. In California, employers are responsible for work-related injuries even if they occur while performing work-related activities at home. Changes in the strength of the economy also affect the size and activity of the work force and consequently the level of workers’ compensation claims.

In 2020, to prevent the spread of COVID-19, state and local governments required many businesses to close, limit their operations, provide the option for remote work or utilize technology to replace employees. These business closures and reductions in our customers’ workforces decreased the number of our customers’ employees and by extension, the number of employees potentially exposed to workplace injuries. Our HCO and MPN services generate revenue based on employee counts, so the drop in employee counts has negatively impacted us during COVID-19. If these trends continue, or worsen, the resulting loss of enrolled employees could further negatively affect our revenues.

In addition to working with our customers, we also provide outsource services to payors of worker’s compensation benefits.  These payors include third party administrators, insurance companies, self-insured, self-administered employers and municipalities.

If the number of workers’ compensation claims continues to decrease or if payors reduce the amount of work they outsource in an already flat-to-declining market, our business financial condition and results of operations could be affected negatively.

Risks Related to Owning our Securities

The price and trading volume of our common stock may be volatile, which may negatively affect the value and liquidity of your shares.

The market price of our common stock may be volatile and subject to fluctuations.  During the twelve-month period ended December 31, 2020, the low bid price for our common stock was $0.82 per share and the high bid price was $1.25 per share, (on an as adjusted basis to reflect the four-shares-for-one-share forward stock split that became effective on January 6, 2020).  Our common stock is currently quoted on the OTCQB, which is generally a thinly traded market that lacks the liquidity of certain other public markets.  Additionally, there are a limited number of our shares of common stock outstanding, which may further limit the liquidity of our shares.  Moreover, in the past, stock markets have experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets resulting in changes in the market price of the stock of many companies, which may not have been directly related to the operating performance of those companies.  We cannot assure you that the market price for our common stock will not fluctuate or decline significantly in the future or that there will be sufficient trading volume in our common stock to allow you to sell your shares in the market when you desire to do so.

Our Chief Executive Officer, President and Chairman of the board of directors has the ability to exercise significant control over the Company.

Tom Kubota, our Chief Executive Officer, President and Chairman of the board of directors beneficially owns 7,893,000 shares, or approximately 61.7% of our outstanding common stock.  Since 2008, Mr. Kubota has held a majority of our outstanding common stock and voting control of the Company.  Mr. Kubota also holds 16,000 shares of our Series A preferred stock, which represents 100% of the outstanding shares of Series A preferred stock.  In most matters, our Series A preferred stock is treated on parity with our common stock on a share-for-share basis, with the exception that each share of Series A preferred stock is entitled to 20,000 votes of common stock on all matters submitted to a vote of our common stockholders.  The Series A preferred stock is convertible to shares of our common stock on a one share for one share basis at the election of the holder thereof.  This capital structure may be viewed positively, negatively or indifferently by the market, investors and potential acquisition targets.  If, it is viewed negatively, it could affect the liquidity and/or market price for our common stock, our ability to participate in merger and acquisition or capital raising transactions.

COVID-19 Related Risks

The ongoing COVID-19 pandemic and the responses to its spread have adversely affected and will likely continue to adversely impact our customers, our workforce, our business, operations, results of operations and financial condition.

The global spread of the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations and financial results continues to depend on numerous evolving factors that we may not be able to accurately predict or control, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic and actions taken in response on economic activity; the effect on our ability to provide services to our customers; the volume of workers’ compensation claims, including decreases in volume resulting from our customers’ reductions of employees or employees being exposed to fewer work-related injuries while remotely working; the demand for our specialty services and the ability of our customers to budget for them; the response of workers’ compensation insurers to the cumulative economic effects of the pandemic; and the scope and timeline of the economic response to the end of the pandemic’s most serious effects on the business activity of our customers.

It remains to be seen what the overall or lasting effects of the pandemic will be on the workers’ compensation industry. While the pandemic may represent an anomaly in insurance trends, it may also be the catalyst for other changes that could affect the industry, including but not limited to: major changes to labor and workers’ compensation laws and regulations; changes to the availability of provider services; an increase or reduction in overall workers’ compensation claims and associated expenses that may impact demand for our services; an increase or decrease in demand for labor; and other socioeconomic trends that may affect the workers’ compensation industry.

Our revenue is largely dependent upon the number of injured workers we treat and help return to work. In response to measures implemented by the United States federal and California State governments to stem the spread of COVID-19, many of our customers have had to reduce their workforces, which has led to a decrease among our customers in the number of employees they have working and enrolled in our programs. This has also led to reductions in workplace injuries and the number of employee injuries we treat. During much of 2020, medical providers were required to limit non-essential medical procedures for existing workplace injuries. This resulted in a reduction of medical care and a resulting reduction in our medical case oversight services. Through 2020 and the first quarter of 2021, California state and local governments have continued to keep in place limitations on business operations, with variations depending on industry, locality, and the severity of the pandemic. In the latter half of 2020 medical providers were allowed to offer more non-essential medical procedures than they did during the first half of 2020. Despite the more recent expansion of customer business operations and allowable medical provider services, the length of the slowdown in economic and healthcare activity has negatively impacted our business, revenue, financial condition and results of operations during 2020.

In response to stay-at-home orders and other measures employed by the state of California, in mid-March 2020, we activated the remote work functionality of our business continuity plan for all essential employees and nearly all other employees. Since that time, nearly all critical business functions have been rendered remotely. We have continued throughout the pandemic to keep our workforce almost entirely remote and have implemented strict risk reduction measures in the on-site office work environment, including limiting on-site capacity to 10%; requiring pre-shift symptom checks, the use of face coverings, social distancing and virtual meetings; enhancing cleaning and sanitizing measures; and other practices and physical changes that tend to reduce the risk of contracting COVID-19 at work. We are continually assessing the situation and taking such actions as we believe appropriate to respond to threats and potential business impacts, including incurring expenses to maintain remote work viability, information technology and security. Thus far these measures have shown to be effective in preventing the spread of COVID-19 among our employees in the course of their employment, and we have incurred no workers’ compensation costs or penalties from Cal/OSHA or other relevant safety authorities, or lost labor hours due to an outbreak. Although the success of our COVID-19 risk mitigation measures to date gives us reason to expect continued success in mitigating the risk of COVID-19 to our internal operations and business continuity, there is no certainty that the measures will continue to work or will work as effectively in the future as they have in the past.

The availability, distribution and effectiveness of COVID-19 vaccinations are other factors that will continue to affect our internal operations and the revenue-generating activities of our customers in 2021 and beyond. Fast and effective vaccinations may significantly accelerate the economic recovery of our customers and prospective customers, and conversely, ineffective vaccination efforts may reduce the economic prospects of our customers and decrease their use of our services.

Despite global efforts to adapt to and mitigate the spread of COVID-19, the local and global outbreak of COVID-19 continues to evolve. The future impacts of COVID-19 on our business, result of operations, financial condition and liquidity, and the local, national and global economy is still uncertain.  Because of the continuous evolution and many variables at play, it is difficult for us to predict the degree of impact COVID-19 will continue to have on our business.

General Risk Factors

If we are successful in making strategic acquisitions, there exists a risk that an acquisition could have a negative impact on our business.

From time to time, management evaluates potential opportunities to expand our business through strategic acquisitions.  To date, we have been unsuccessful in our efforts to identify suitable acquisition candidates.  Even if we are successful in identifying and making strategic acquisitions, there can be no assurance such acquisitions will positively impact our business and results of operations.  Acquisitions are subject to numerous risks.  Expenses arising from our efforts could have a negative impact on operating results, at least in the short term.  If such transactions do occur, there can be no assurance that we will be able to effectively integrate the acquired businesses.  In addition, any such transactions would be subject to various risks associated with the acquisition of businesses, including, but not limited to, the following:

●	an acquisition may (i) negatively impact our results of operations because it may require incurring large one-time charges, substantial debt or liabilities; (ii) require the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets; or (iii) cause adverse tax consequences, substantial depreciation, or deferred compensation charges;

●	we may encounter difficulties in assimilating and integrating the businesses, technologies, products, services, personnel, or operations of companies that are acquired, particularly if key personnel of acquired companies decide not to work for us;

●	an acquisition may disrupt ongoing business, divert resources, increase expenses, and distract management;

●	the acquired businesses, products, services, or technologies may not generate sufficient revenue to offset acquisition costs;

●	we may have to issue equity or debt securities to complete an acquisition, which would dilute the position of stockholders and could adversely affect the market price of our common stock; and

●	the acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience.

There can be no assurance that we will be able to identify or consummate any future acquisitions on favorable terms, or at all, or that any future acquisitions will not have an adverse impact on our business or results of operations. If suitable opportunities arise, we may finance such transactions through debt or equity financing. There can be no assurance, however, that such debt or equity financing would be available to us on acceptable terms or at all when, and if, suitable strategic opportunities arise.

Litigation and legal liability may adversely affect our financial condition and results of operations.

In instances where we make recommendations concerning the appropriateness of providers’ medical treatment plans for patients, we could potentially be exposed to legal claims from adverse medical outcomes. We do not believe we engage in the practice of medicine or medical services. Similarly, we do not grant or deny claims for payment of benefits.  Notwithstanding this, there is nothing that bars someone from making a claim that the services we provide constitute the practice of medicine or the delivery of medical services.

In addition, we cannot assure that we will not be the subject to litigation, including but not limited to, being joined in litigation brought against one of our customers in the managed care industry.  While we maintain professional liability insurance and such other coverages as we believe are reasonable considering our experience to date, this coverage may be insufficient.  We also cannot assure you that insurance companies will always make insurance available to us at a reasonable cost to protect us from significant future liability. If we become subject to litigation our business, financial condition or results of operations could be negatively impacted.

Competition to hire or retain qualified employees and key personnel and increasing costs of employee benefits may result in increased labor cost and decreased profitability.

It can be difficult for us to hire and retain qualified and capable individuals to fill roles for our day-to-day operational staff and for more senior or specialized employees.  Moreover, the cost associated with employee benefits can experience significant increases based on economic factors beyond our control.  We compete in the employee market with many larger, more established companies, many of which have greater resources and offer more robust benefits. Our failure to hire and retain employees within our current pay structure and increases in employee benefits costs could result in increased operating expenses and decreased profitability. Since the economic instability caused by the pandemic, we have had some opportunity to take advantage of a labor market more favorable to employers by hiring highly qualified employees at rates within our budget.  We have also been able to retain or adequately replace all of our key employees. However, it is possible that the end of the pandemic may revive the competition in the labor market of our narrow industry and make hiring employees more difficult.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

We lease approximately 9,439 square feet of office space located at 1201 Dove Street, Suite 300, Newport Beach, California 92660. Our telephone number is 949-721-8272. This office space lease expires in April 2022.  This space serves as our principal executive offices as well as, the principal offices of each of our subsidiaries.  We believe this space is more than we will need in the future as we anticipate a majority of our workforce will continue working remotely even after workplace and social distancing restrictions are lifted. We are currently exploring options to reduce our office space.

ITEM 3.         LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 9 “Commitments and Contingencies” in the notes to our audited consolidated financial statements included in this report, which discussion we incorporate by reference into this Item.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the OTCQB under the ticker symbol “PFHO”.  The following table presents the published quarterly high and low bid quotations for the periods indicated and was furnished to us by OTC Markets Group, Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2020*
Fourth Quarter	$1.02	$0.82
Third Quarter	$1.02	$0.82
Second Quarter	$1.10	$0.90
First Quarter	$1.25	$1.21

Fiscal year ended December 31, 2019*
Fourth Quarter	$1.26	$1.03
Third Quarter	$1.28	$1.10
Second Quarter	$1.36	$1.20
First Quarter	$1.15	$0.88

* All amounts adjusted to reflect the four-shares-for-one-share forward split of the Company’s stock that took effect on January 6, 2020.

Holders

As of March 22, 2021, we had 288 shareholders of record holding 12,800,000 shares of our common stock.  The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in “nominee” or “street” name by banks, brokers and other financial institutions.

Dividends

Our ability to pay dividends is subject to limitations imposed by Utah law.  Under Utah law, dividends may not be paid if, after giving effect to the dividend; a) the company would be unable to pay its debts as they become due in the usual course of business; or b) the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of any holders of preferential rights whose rights are superior to those receiving the dividend.

We did not declare dividends on our outstanding common stock during the years ended December 31, 2020 or 2019, and we do not currently anticipate declaring cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is set forth in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this annual report under the heading “Equity Compensation Plans”.

Performance Graph

Smaller reporting companies are not required to provide the information required by this Item.

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the quarter ended December 31, 2020, which were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2020.

ITEM 6.         SELECTED FINANCIAL DATA

Omitted pursuant to amendments to Item 301 of Regulation S-K effective February 10, 2021.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2020 and 2019, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our audited consolidated financial statements and related notes beginning on page 28 of this annual report.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations, financial condition, liquidity and capital resources.  Our actual results, financial condition, liquidity and capital resources may vary from the results anticipated by these statements.  We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.  Actual future results may differ materially from those expressed in the forward-looking statements as a result of risks, uncertainties and assumptions.  Please see “Cautionary Statement Regarding Forward-Looking Statements” on page 4 of this annual report.

Overview

We are workers’ compensation cost containment specialists.  Our business objective is to deliver value to our customers that reduces their workers’ compensation related medical claims expense in a manner that will assure injured employees receive high quality healthcare that allows them to recover from injury and return to gainful employment without undue delay.  Our customers include self-administered employers, insurers, third party administrators, municipalities and others.  While we process medical bill reviews in a number of states, our customers are based principally in California where the high cost of workers’ compensation insurance is a critical problem.

Our core services focus on reducing medical treatment costs by enabling our customers to share control over the medical treatment process of their injured workers.  This control is obtained by participation in one of our medical treatment networks.  We realize revenues from enrollment of the employees of our customers into our various networks. We also provide claims-related services including utilization review, medical case management, medical bill review, lien representation, workers’ compensation carve-outs, legal support and Medicare set-aside services that bring efficiencies to claims processing and management that reduce the overall burden of workers’ compensation claims resolution.

Our business generally has a long sales cycle, typically more than one year.  Once we have established a customer relationship and enrolled employees of our customers, our revenue adjusts with the growth or retraction of our customers’ managed headcount.  Throughout the year, new employees and customers are added while others terminate for a variety of reasons.

As discussed in this annual report, COVID-19 has had and will likely continue to have an impact on our business.  We anticipate that even after work restrictions and social distancing mandates are lifted some portion of our customers’ workforces will continue to work remotely.  This could lead to lower incidences of workplace injuries among certain of our customers workforces.  Notwithstanding such a reduction, this does not eliminate an employer’s obligation to provide workers compensation coverage to employees working remotely.  We expect businesses will continue to seek ways to control their workers’ compensation program costs. While our HCO and MPN programs have been shown to create a favorable return on investment for our customers, (as our services are a significant component of our customers’ loss prevention programs), from time to time we experience customer volatility in the form of existing customers terminating or seeking to renegotiate the scope and terms of existing services, switching to a third party administrator or insurance company that provides the same services as ours, or seeking to reduce costs by managing their workers’ compensation care services in-house.

Summary of Fiscal 2020

During the year ended December 31, 2020, total revenues decreased 18%. Revenue from HCO, MPN, utilization review, medical bill review, medical case management, and other fees decreased 16%, 2%, 6%, 43%, 22% and 12%, respectively.

During fiscal 2020, operating expenses decreased by 8%, primarily as a result of decreases in depreciation, bad debt provision, consulting fees, salaries and wages, professional fees, outsource service fees, data maintenance and general and administration expenses. These decreases were partially offset by an increase in insurance expense. As a result, our income from operations was $820,271 during fiscal 2020, compared to $1,680,135 in fiscal 2019.

Our provision for income tax expense decreased 44% during fiscal 2020, from $482,075 in 2019 to $270,701 in 2020 due to a 51% decrease in income from operations.

Our net income also decreased 54% to $549,570 in 2020.  Basic and fully diluted earnings per share during fiscal 2020 was $0.04 and $0.04, respectively compared to $0.09 and $0.09, respectively during fiscal 2019.

Comparison of the Fiscal Years Ended December 31, 2020 and 2019

Results of Operations

The following represents selected components of our consolidated results of operations, for the years ended December 31, 2020 and 2019, respectively, together with changes from year-to-year:

	Year Ended December 31
	2020	2019	Amount of Change	% Change
Revenues
HCO	$1,453,365	$1,724,276	$(270,911)	(16%)
MPN	502,590	510,622	(8,032)	(2%)
Utilization review	1,142,796	1,215,089	(72,293)	(6%)
Medical bill review	305,510	535,942	(230,432)	(43%)
Medical case management	2,404,148	3,078,488	(674,340)	(22%)
Other	234,309	266,523	(32,214)	(12%)
Total revenues	6,042,718	7,330,940	(1,288,222)	(18%)

Expense
Depreciation	55,428	76,168	(20,740)	(27%)
Bad debt provision	20,101	23,846	(3,745)	(16%)
Consulting fees	253,181	268,403	(15,222)	(6%)
Salaries and wages	2,916,576	3,109,816	(193,240)	(6%)
Professional fees	295,358	353,394	(58,036)	(16%)
Insurance	351,122	328,663	22,459	7%
Outsource service fees	449,836	481,695	(31,859)	(7%)
Data maintenance	184,946	192,059	(7,113)	(4%)
General and administrative	695,899	816,761	(120,862)	(15%)
Total expenses	5,222,447	5,650,805	(428,358)	(8%)

Income from operations	820,271	1,680,135	(859,864)	(51%)

Income before taxes	820,271	1,680,135	(859,864)	(51%)
Income tax provision	270,701	482,075	(211,374)	(44%)

Net income	$549,570	$1,198,060	$(648,490)	(54%)

Revenue

HCO

During the years ended December 31, 2020 and 2019, HCO revenue was $1,453,365 and $1,724,276, respectively, a 16% decrease.  This decrease in HCO revenue was primarily attributable to the loss of four customers, one customer switching to our MPN program and a reduction in use of our other services due to state and local business restrictions from COVID-19. Many of our customers have temporarily or permanently reduced their workforces because of COVID-19. As a result, fees generated from employee enrollment into our HCO networks, monthly HCO program administration fees, and claim network fees for workplace injuries decreased. HCO revenue is generated largely from fees charged to our customers for access to our HCO networks, per claim fees, notification fees and fees for other ancillary services they may select. We also generate revenue from HCO notifications, which are mailed out annually and handed out by the employer for all new hires during the month of hire. We prepare the mailings no earlier than three months prior to the end of the previous year’s enrollment so that our customers are able to prepare their employee rosters.

MPN

MPN revenue for 2020 was $502,590 compared to $510,622 for 2019, a decrease of 2%, primarily from decreases in claims administration fees due to COVID-19 business restrictions that caused customers to reduce their workforce temporarily or permanently. This resulted in a decrease in the number of claims and MPN program fees. These decreases were partially offset by a customer switching from our HCO program to our MPN program and an increase in claim network fees from existing customers in the fourth quarter. Like HCO revenue, MPN revenue is generated largely from fees charged to our customers for access to our MPN networks, per claim fees and fees for other services our MPN customers may select. Unlike the HCO, MPNs do not require annual notifications, MPNs are only required to provide a notice to an injured worker at the time the employer is notified by the injured worker that an injury occurred.

Utilization review

During the year ended December 31, 2020, utilization review revenue decreased 6% from $1,215,089 in 2019 to $1,142,796 in 2020. The decrease in revenue was due to there being fewer medical treatment requests to review as a result of COVID-19-related restrictions on non-essential medical treatments.  The decrease was partially offset by the addition of one new customer in the second quarter. Utilization review is the review of medical treatment requests by providers to provide a safeguard for employers and injured workers against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, and timeliness of treatment. Its purpose is to reduce employer liability for medical costs that are not medically appropriate or approved by the relevant medical and legal authorities and the payor.

Medical bill review

During the twelve months ended December 31, 2020, revenue from medical bill review decreased by 43% to $305,510 when compared the same period a year earlier.  This decrease in revenue was due to the loss of one customer, state and local COVID-19 business restrictions that prevented medical providers from performing non-essential medical treatments during most of 2020, which resulted in fewer medical and hospital bills to review for customers.  California and many other states have established fee schedules for the maximum allowable fees payable under workers’ compensation for a variety of procedures performed by medical providers. Many procedures, however, are not covered under the fee schedules, such as hospital bills, which still require review and negotiation. Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement. Such services include, but are not limited to, coding review and re-bundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements. Our medical bill review services can result in significant savings for our customers.

Medical case management

During the twelve-month periods ended December 31, 2020 and 2019, revenue from medical case management was $2,404,148 and $3,078,488, respectively. The $674,340 decrease in medical case management revenue was primarily the result of the loss of two customers, changes to our billing hours structure for various activities, and a decrease in the number of new claims and time spent on open claims managed with existing customers.

State and local COVID-19 restrictions placed on the delivery of non-essential medical treatment by medical providers reduced our customers’ needs for medical case management as medical providers’ offices were closed or limited to emergency medical care. The decrease was partially offset by the addition of three new customers in the first and second quarters and increases in the medical case management of COVID-19-related illness claims. Medical case management keeps medical treatment claims progressing to a resolution and assures treatment plans are aligned from a medical perspective. Medical oversight is a collaborative process that assesses, evaluates, coordinates, implements and monitors medical treatment plans and the options and services required to meet an injured worker’s health needs. A medical case manager acts as a liaison between the injured worker, claims adjuster, medical providers and attorneys to achieve optimal results for injured workers and customers. We work to manage the number of nurses in our program to maintain our ratio of claims per nurse at a level that ensures timely and appropriate medical care is given to the injured worker and facilitates faster claims closures for our customers.

Other

Other fees consist of revenue from network access fees derived from out of network referrals to our network of physicians, claims fees, expert witness testimony, lien representation, legal support services, Medicare set-aside, and workers’ compensation carve-outs services.  Other fee revenue for the year ended December 31, 2020 decreased 12% when compared to the same period a year earlier.  The decrease of $32,214 was the result of fewer employee claims accessing our network from two customers, partially offset by an increase in Medicare set-aside arrangements. We recorded no revenues from lien representation, legal support services, and workers’ compensation carve-outs services during 2020.

Expenses

Total expenses for the years ended December 31, 2020 and 2019, were $5,222,447 and $5,650,805, respectively. The decrease of $428,358 was the result of decreases in depreciation, bad debt provision, consulting fees, salaries and wages, professional fees, outsource service fees, data maintenance and general and administrative expenses. These decreases were partially offset by increases in insurance.

Depreciation expenses

During the twelve-month period ended December 31, 2020, we recorded depreciation expense of $55,428 compared to $76,168 during the comparable 2019 period.  The decrease in depreciation was primarily attributable to certain furniture, fixtures, and computer software being fully depreciated during 2020.

Consulting fees

During the year ended December 31, 2020, consulting fees decreased $15,222, from $268,403 in 2019 to $253,181 in 2020. This 6% decrease was mainly the result of a reduction of services by the consultant that was assisting with our insurance company acquisition search.

Salaries and wages

During the twelve months ended December 31, 2020, salaries and wages decreased by 6%.  This decrease was the result of a reduction in our workforce due to a decline in demand for our services caused by the effects of COVID-19 restrictions on our customers.

Professional fees

For the year ended December 31, 2020, we decreased professional fees 16% compared to the same period in 2019. This decrease was primarily the result of decreases in medical case management professional fees, legal, accounting, and other fees.

Insurance

During 2020, we incurred insurance expenses of $351,122, an increase of $22,459 when compared to 2019 primarily due to the increases in insurance expenses for group health, business, directors and officers liability, and workers’ compensation. We expect insurance fees to increase in August 2021, when our current group health insurance plan is up for renewal.

Outsource service fees

Outsource service fees consist of costs incurred by our subsidiaries in partially outsourcing utilization review, medical bill review, medical case management, and Medicare set-aside services and typically tends to increase and decrease in correlation with the demand for those services. We incurred $449,836 and $481,695 in outsource service fees during the twelve-month periods ended December 2020 and 2019, respectively.  The decrease of $31,859 was primarily the result of decreases in the number of utilization review referrals, medical bill reviews, and medical case management assignments received from customers due to COVID-19 restrictions on medical providers for non-essential services, partially offset by an increase of referrals sent out for Medicare set-aside arrangements. We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review, certain medical case management services and Medicare set-aside services we provide in the future.

Data maintenance

During the years ended December 31, 2020 and 2019, we incurred data maintenance fees of $184,946 and $192,059, respectively.  The decrease of $7,113 was primarily the result of a decrease in the number of employee HCO and MPN notification fees from customers as a result of COVID-19 related workforce reductions. Data maintenance fees tend to fluctuate from month to month depending on when new customers are enrolled, when the annual renewal of existing customer notification is due, and how many new employees our customers enroll in our HCO or MPN program.

General and administrative

General and administrative expenses decreased 15% to $695,899 during the twelve months ended December 31, 2020, when compared to 2019. The decrease in general and administrative expense was primarily attributable to decreases in advertising, charitable contributions, auto expense, dues and subscriptions, equipment/repairs, IT enhancements, office supplies, parking, postage and delivery, printing and reproduction, rent expense for equipment, travel and entertainment, vacation and miscellaneous expenses, partially offset by increases in bank charges, licenses and permits, telephone, rent, and shareholders’ expenses. These changes in general and administrative expenses were largely the result of COVID-19-related changes to how we conducted business during 2020.

Income from Operations

The 18% decrease in total revenues during fiscal 2020 more than offset the 8% decrease in total expenses during the same period, resulting in a 51% decrease in income from operations during the fiscal year ended December 31, 2020, when compared to 2019.

Income Tax Provision

During the year ended December 31, 2020 we realized income from operations of $820,271 compared to $1,680,135, during the year ended December 31, 2019. This 51% decrease in income from operations resulted in a corresponding 44% decrease in our provision for income taxes.

Net Income

During the year ended December 31, 2020, total revenues of $6,042,718 decreased by $1,288,222 when compared to the same period 2019.  This decrease in total revenues was only partially offset by decreases in total expenses of $428,358, resulting in income from operations of $820,271, compared to income from operations of $1,680,135 during 2019. These changes coupled with changes in our income tax provision resulted in net income of $549,570 in 2020, compared to net income of $1,198,060 during 2019.

Liquidity and Capital Resources

We realized net income and an increase in cash during fiscal 2020.  As of December 31, 2020, we had cash on hand of $9,498,457 compared to $8,104,164 at December 31, 2019.  The $1,394,293 increase in cash on hand was primarily the result of net cash provided by our operating and financing activities, partially offset by cash used in investing activities.

Net cash provided by our operating activities during the year ended December 31, 2020, was the result of realizing net income coupled with increases in depreciation, bad debt allowances, accounts payable, accrued expenses, income tax payable, and deferred tax and decreases in accounts receivable, prepaid income tax, receivable – other, prepaid expenses, partially offset by decreases in deferred rent expense and unearned revenue. By comparison, net cash provided by our operating activities during the year ended December 31, 2019, was the result of realizing net income coupled with increases in bad debt provision, accrued expenses, deferred rent expense, unearned revenue decreases in receivable other, prepaid expense and deferred tax asset, partially offset by increases in accounts receivable and prepaid income tax and decreases in accounts payable.

We used $53,848 in investing activities during 2020 for purchases of computers, furniture and equipment compared to $59,168 in 2019.

In 2019, we replaced all of our desktops with laptops due to the age of the computers and as part of our continuity plan. In 2020, additional computers and equipment were needed to move operations remotely for employees. We anticipate investing activities will continue as we replace damaged and outdated equipment. Barring a significant downturn in the economy or the loss of major customers, we believe that cash on hand and anticipated revenues from operations will be enough to cover our operating expenses over the next twelve months.

Net cash provided by financing activities during 2020 of $460,700 came from three PPP loans for PHCO, MMC and MMM in the amounts of $133,400, $59,600, and $267,700, respectively. We didn’t engage in financing activities in 2019.  In February 2021, all three loans and any interest accrued between the time the forgiveness application was submitted and approved were fully forgiven.

We continue to investigate potential opportunities to expand our business either through the creation of new business lines or the acquisition of existing businesses. We continue to have interest in expanding our business into the insurance industry and through acquisitions of other companies providing similar or complimentary services to the services we currently offer but have not identified any suitable candidates or opportunities at the current time.  We anticipate an expansion or acquisition of this sort may require greater capital resources than we currently possess.  Should we need additional capital resources, we could seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining equity or debt financing when needed on acceptable terms, or at all.  We could also use shares of our capital stock as consideration for a business acquisition transaction, if the counterparty has interest.  We anticipate an acquisition using our capital stock as consideration would result in dilution to our existing shareholders.

Cash Flow

During the year ended December 31, 2020, cash was primarily used to fund operations. We had net increases in cash of $1,394,293 and $1,031,657 during the years ended December 31, 2020 and 2019, respectively. See below for additional, discussion and analysis of cash flow.

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$987,441	$1,090,825
Net cash used in investing activities	(53,848)	(59,168)
Net cash provided by financing activities	460,700	-
Net increase in cash	$1,394,293	$1,031,657

Net cash provided by operating activities was $987,441 and $1,090,825 in 2020 and 2019, respectively. The decrease of $103,384 in cash flow from operating activities was the result of realizing lower net income coupled with decreases in accounts receivable, bad debt provision, prepaid income tax, receivable – other, prepaid expenses, deferred rent expense, and unearned revenue, partially offset by increases in accounts payable, accrued expenses, deferred taxes and income tax payable.

Net cash used in investing activities was $53,848 and $59,168 in 2020 and 2019, respectively.  Net cash used in investing activities was lower by $5,320 in 2020 because of a decrease in purchases of computers, furniture and equipment.

In 2020 net cash provided by financing activities was $460,700 from PPP loans issued to PHCO, MMC and MMM, respectively, compared to $0 in 2019.

Impact of COVID-19 on our Business

In late 2019, the novel coronavirus, COVID-19, was identified. By February 2020, the virus had spread to many countries around the world, including the United States. By late February, authorities in the United States began advising American businesses to prepare for the effects of the outbreak. On March 19, 2020, the governor of California issued a stay-at-home order except for essential services, such as grocery stores, gas stations and banks. In mid-March 2020, we implemented our disaster recovery and business plan addressing how our business operations would be performed by our employees working remotely. As a result, since that time, nearly 100% of our employees have been working remotely and performing approximately 95% of our typical business functions, with the primary exceptions being certain manual, non-critical functions.

We have continued throughout the pandemic to keep our workforce almost entirely remote and have implemented strict risk reduction measures in the on-site office work environment, including limiting on-site capacity to 10%, requiring pre-shift symptom checks, requiring the use of face coverings, requiring social distancing and virtual meetings, enhancing cleaning and sanitizing measures, and other practices and physical changes that tend to reduce the risk of contracting COVID-19 at work. We are continually assessing the situation and taking such actions as we believe appropriate to respond to threats and potential business impacts, including incurring expenses to maintain remote work viability, information technology and security.

Thus far these measures have shown to be effective in preventing the spread of COVID-19 among our employees in the course of their employment, and to date we have incurred no workers’ compensation costs, penalties from Cal/OSHA or other relevant safety authorities, or lost labor hours due to an outbreak. Although these measures have thus far been successful in preventing the spread of COVID-19 among our employees, if these measures cease to be effective, any resulting spread of COVID-19 among our employees could negatively impact our workforce availability and efficiency to provide revenue-generating services and continued operations.

To date we have been able to adapt our business operations to a primarily remote workforce, with no material interruptions in service, data breaches, technology failures, or ability to complete mission-critical functions. We have been able to effectively maintain contact with employees, partners, clients, and other related parties using technological solutions such as virtual meetings, enhanced collaboration programs, and have developed policies and protocols to ensure department and employee performance quality is maintained despite the change in work setting. This has resulted in costs associated with maintaining a remote workforce, including reimbursing employees for internet, phone, and office supply expenses; costs of sanitizing and cleaning the office after potential COVID-19 exposure events; costs of cleaning and PPE supplies; additional computer hardware costs; and some administrative burdens in complying with California laws and regulations related to COVID-19 safety.

Revenue for our services is derived from our customers’ employee counts and workers’ workplace injuries. Several of our customers, including some of our largest customers, have had to suspend or significantly modify their operations during the pandemic.  Until the impacts of COVID-19 on our customers’ businesses lessens, employees return to more normal workloads and the occurrence of workplace injuries returns to more traditional levels, we anticipate our revenues will continue to be negatively affected.

California state orders have been modified to allow some categories of businesses to re-open under COVID-19 restrictions, while others, such as bars and restaurants, have been under various orders that have forced closures and re-openings several times. As of March 22, 2021, most of our customers’ businesses are allowed to operate under COVID-19 restrictions but continue to experience lower-than normal business volume and employee counts due to the pandemic.

In May 2020, the governor of California issued an executive order declaring that any employee who becomes ill with COVID-19 will be presumed to have contracted the disease in the workplace if the worker worked onsite any time during the fourteen-day period prior to the onset of the illness. The presumption is rebuttable by the employer with sufficient evidence discovered within 30 days, but in many cases, this places the burden of medical care for COVID-19 cases on employers. The executive order was valid through July 5, 2020. A new California bill has been passed to address employer liability in workers’ compensation for COVID-19 cases contracted after the expiration of the Governor’s executive order. The bill includes a requirement that a certain percentage of the employer’s workers be confirmed to have contracted the coronavirus before a rebuttable presumption of industrial origin is applied to individual cases, which may impact the extent to which workers’ compensation is used to address its treatment in California.

The Actuary Committee of the California Workers’ Compensation Insurance Rating Bureau is attempting to assess the impact of the COVID-19 pandemic on future claims frequency and costs in relation to historically traditional claims frequency during times of severe economic downturn. They are especially focused on post-termination claims, work-at-home arrangements, and the COVID-19 presumption.

On April 21, 2020, PHCO was granted a Paycheck Protection Program (“PPP”) loan for an amount of $133,400. On April 30, 2020 and May 11, 2020 subsidiaries MMM and MMC were granted PPP loans of $267,700 and $59,600, respectively. In the spirit of the PPP loan program policy of protecting the continued economic stability of employees, we put virtually all of the PPP loan amounts toward payroll and employee benefit expenses. During February 2021, PHCO, MMC, and MMM received full forgiveness of their PPP loans including accrued interest.

In late June 2020, the reduction in volume in some areas of our business became clear as a trend. As a result, and after attempts to cut expenses in other areas, it became necessary to institute a business restructuring that included a reduction in force. After conducting an analysis of departmental demand, departmental function, projected business needs, and personnel, we laid off four employees in July 2020. The layoffs have not impacted our customers, or our revenue generation potential based on our current and projected business volume.

Contractual Obligations and Contingencies

Smaller reporting companies are not required to provide this information.

Off-Balance Sheet Financing Arrangements

As of December 31, 2020, we had no off-balance sheet financing arrangements.

Inflation

We experience pricing pressures in the form of competitive pricing. Insurance carriers and third-party administrators often try to take our customers by offering bundled claims administration services with their own managed care services at a lower rate. We are also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits and facility leases. We believe that these impacts are material to our revenues or net income. Some of our customers are public entities which contract with us at a fixed price for the term of the contract. Increases in labor and employee benefits can reduce our profit margin over the term of these contracts.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principle generally accepted in the United States (“GAAP”). Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate our accounting policies, estimates, and judgments and base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances.  Because of the inherent uncertainty in making estimates and judgments, actual results could differ from our estimates and judgments.  We consider (i) revenue recognition, (ii) leases, (iii) allowance for uncollectible accounts, and (iv) income taxes to be the most critical accounting policies because they relate to accounting areas that require the most subjective or complex judgments by us, and, as such, could be most subject to revision as new information becomes available.

Revenue Recognition:  We recognize revenue when control of the promised services is transferred to our customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As we complete our performance obligations which are identified below, we have an unconditional right to consideration as outlined in our contracts with our customers. Generally, our accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms.

We offer multiple services under our managed care and network solutions service lines, which the customer may choose to purchase. These services are billed individually as separate components to our customers. Revenue is recognized as the work is performed in accordance with our customer contracts. Based upon the nature of our products, bundled managed care elements are generally delivered in the same accounting period. Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.

Leases:  We determine if an arrangement includes a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term; and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date of the lease, renewal date of the lease or significant remodeling of the lease space based on the present value of the remaining future minimum lease payments. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable.

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rate to discount lease payments, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Our leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that we will exercise any such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Allowance for Uncollectible Accounts: We determine our allowance for uncollectible accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customers’ current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible.

We must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our past experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. Three customers and one customer accounted for 10% or more of accounts receivable at December 2020 and 2019, respectively.

Accounting for Income Taxes: We record a tax provision for the anticipated tax consequences of our reported results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance, if necessary, to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. In the event we determine all, or part of the net deferred tax assets are not realizable in the future, we will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results. The significant assumptions and estimates described above are important contributors to our ultimate effective tax rate in each year.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pacific Health Care Organization, Inc.

Newport Beach, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Health Care Organization, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 30, 2021

Pacific Health Care Organization, Inc.

Consolidated Balance Sheet

ASSETS
	December 31,	December 31,
	2020	2019
Current Assets
Cash	$9,498,457	$8,104,164
Accounts receivable, net of allowance of $19,404 and $30,525	1,063,090	1,114,725
Deferred tax assets	-	22,819
Prepaid income tax	-	158,641
Receivable – other	4,000	14,900
Prepaid expenses	82,499	128,343
Total current assets	10,648,046	9,543,592

Property and Equipment, net
Computer equipment	507,873	464,388
Furniture and fixtures	226,323	215,960
Office equipment	9,556	9,556
Total property and equipment	743,752	689,904
Less: accumulated depreciation and amortization	(620,705)	(565,277)
Net property and equipment	123,047	124,627
Operating lease right-of-use assets, net	309,282	558,945
Other assets	26,788	26,788
Total Assets	$11,107,163	$10,253,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$80,134	$52,275
Accrued expenses	275,152	249,904
Income tax payable	61,828	-
Deferred rent expense	2,725	29,947
Dividend payable	37,000	37,000
Operating lease liabilities, current portion	243,049	266,480
Paycheck protection program loans, current portion	311,118	-
Unearned revenue	31,544	46,066
Total current liabilities	1,042,550	681,672

Long Term Liabilities
Operating lease liabilities, long term portion	66,233	292,465
Paycheck protection program loans, long term portion	149,582	-
Deferred tax liabilities	19,413	-
Total Liabilities	1,277,778	974,137

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding	16	16
Common stock, $0.001 par value, 200,000,000 shares authorized, 12,800,000 shares issued and outstanding	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	9,400,512	8,850,942
Total stockholders’ equity	9,829,385	9,279,815

Total Liabilities and Stockholders’ Equity	$11,107,163	$10,253,952

The accompanying notes are an integral part of these audited consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statement of Operations

	Years Ended December 31,
	2020	2019
Revenues
HCO	$1,453,365	$1,724,276
MPN	502,590	510,622
Utilization review	1,142,796	1,215,089
Medical bill review	305,510	535,942
Medical case management	2,404,148	3,078,488
Other	234,309	266,523
Total revenues	6,042,718	7,330,940

Expenses
Depreciation	55,428	76,168
Bad debt provision	20,101	23,846
Consulting fees	253,181	268,403
Salaries and wages	2,916,576	3,109,816
Professional fees	295,358	353,394
Insurance	351,122	328,663
Outsource service fees	449,836	481,695
Data maintenance	184,946	192,059
General and administrative	695,899	816,761
Total expenses	5,222,447	5,650,805

Income from operations	820,271	1,680,135

Income before taxes	820,271	1,680,135
Income tax provision	270,701	482,075

Net income	$549,570	$1,198,060

Basic earnings per share:
Earnings per share amount	$0.04	$0.09
Basic common shares outstanding	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.04	$0.09
Fully diluted common shares outstanding	12,816,000	12,816,000

The accompanying notes are an integral part of these audited consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Paid		Total
	Shares	Amount	Shares	Amount	in Capital	Retained Earnings	Stockholders’ Equity
Balance December 31, 2018	16,000	$16	12,800,000	$12,800	$416,057	$7,652,882	$8,081,755

Net income for the year ended December 31, 2019	-	-	-	-	-	1,198,060	1,198,060

Balance December 31, 2019	16,000	$16	12,800,000	$12,800	$416,057	$8,850,942	$9,279,815

Net income for the year ended December 31, 2020	-	-	-	-	-	549,570	549,570

Balance December 31, 2020	16,000	$16	12,800,000	$12,800	$416,057	9,400,512	9,829,385

The accompanying notes are an integral part of these audited consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$549,570	$1,198,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,428	76,168
Bad debt provision	20,101	23,846
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	31,534	(198,145)
Increase in deferred tax liabilities	42,232	40,646
Decrease (increase) in prepaid income tax	158,641	(84,782)
Decrease in receivable – other	10,900	8,815
Decrease in prepaid expenses	45,844	34,912
Increase (decrease) in accounts payable	27,859	(14,595)
Increase in accrued expenses	25,248	1,449
Increase in income tax payable	61,828	-
(Decrease) increase in deferred rent expense	(27,222)	3,833
(Decrease) increase in unearned revenue	(14,522)	618

Net cash provided by operating activities	987,441	1,090,825

Cash Flows from Investing Activities
Purchase of furniture and equipment	(53,848)	(59,168)
Net cash used in investing activities	(53,848)	(59,168)

Cash Flows from Financing Activities
Proceeds from paycheck protection program loans	460,700	-
Net cash provided by financing activities	460,700	-
Increase in cash	1,394,293	1,031,657

Cash at beginning of period	8,104,164	7,072,507
Cash at end of period	$9,498,457	$8,104,164

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$8,000	$526,211

Non-cash investing and financing activities
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$-	$719,861

The accompanying notes are an integral part of these audited consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

NOTE 1 – CORPORATE HISTORY

Pacific Health Care Organization, Inc. (the “Company”) is a specialty workers’ compensation cost containment company providing a range of services principally to California employers and claims administrators.  The Company was incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., in January 2001.  In February 2001, the Company acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized in March 1994, in a share for share exchange.  Medex is a wholly owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (“MPNs”) in the state of California.  In August 2001, we formed Industrial Resolutions Coalition, Inc. (“IRC”), a California corporation, as a wholly owned subsidiary of PHCO.  IRC oversees and manages the Company’s workers’ compensation carve-out services. In June 2010, the Company acquired Medex Legal Support, Inc. (“MLS”), a Nevada corporation incorporated in September 2009.  MLS offers lien representation services and Medicare Set Aside (“MSA”) services.  In February 2012, we incorporated Medex Medical Management, Inc., (“MMM”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMM is responsible for overseeing and managing medical case management services. In March 2011, we incorporated Medex Managed Care, Inc. (“MMC”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMC oversees and manages the Company’s utilization review and managed bill review services. In October 2018, the Company incorporated Pacific Medical Holding Company, Inc. (“PMHC”) to act as a holding company for future potential acquisitions.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A.    Basis of Accounting

The Company used the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the periods ended December 31, 2020 and 2019.

B.    Revenue Recognition

Revenue Recognition — The Company recognizes revenue in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle underlying Topic 606 is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.

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

The Company derives its revenue from the sale of services offered through its HCOs, MPNs, utilization review, medical bill review, medical case management services, lien defense, carve-outs, Medicare set-aside. These services are billed individually as separate components to our customers. These fees include monthly and/or annual HCO and/or MPN administration fees, claim and network access fees, medical bill review fees, legal support fees, Medicare set-aside fees, lien service fees, workers’ compensation carve-outs, utilization review fees, medical case management flat rate fees or hourly fees depending on the agreement with the customer.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

The Company enters into arrangements for bundled managed care, standalone services, or add-on ancillary services which includes various units of accounting such as network solutions and patient management, including managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis and are billed separately. The selling price for each unit of accounting is determined using the contract price. When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management services ratably over the life of the customer contract. Based upon prior experience in managed care, the Company estimates the deferral amount from when the customer’s claim is received to when the customer contract expires. Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.

C.    Cash Equivalents

The Company considers all short term, highly liquid investments that are readily convertible, within three months of origination, to known amounts as cash equivalents.  As of December 31, 2020 and 2019, the Company had no cash equivalents.

D.    Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places its cash and cash equivalents at well-known, quality financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.

E.    Earnings Per Share of Common Stock

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of these audited consolidated financial statements. The fully diluted earnings per share includes 16,000 shares of Series A preferred stock, as disclosed in Section L of Note 2.

	For the Years Ended December 31,
	2020	2019
Basic Earnings per share:
Income (numerator)	$549,570	$1,198,060
Shares (denominator)	12,800,000	12,800,000
Per share amount	$0.04	$0.09
Fully Diluted Earnings per share:
Income (numerator)	$549,570	$1,198,060
Shares (denominator)	12,816,000	12,816,000
Per share amount	$0.04	$0.09

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

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

G.    Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these audited consolidated financial statements and accompanying notes.  Actual results could differ from those estimates. Significant estimates include the values assigned to the allowance for doubtful accounts and accruals for income taxes.

H.    Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

I.     Fair Value of Financial Instruments

The Company applies ASC 820, “Fair Value Measurements.” This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
●	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

J.     General and Administrative Expenses

General and administrative expenses include fees for advertising, charity, rent expense for office, shareholders’ expense, auto expenses, bank charges, dues and subscriptions, education, equipment/repairs, IT enhancement and internet expenses, licenses and permits, office supplies, parking, postage and delivery, printing and reproduction, rent expense for equipment, telephone, rent-expense, shareholders’ expense, travel expenses and entertainment costs, and compensated absences.

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

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

The Company has two classes of stock. The Articles of Incorporation of the Company, as amended, authorize 5,000,000 shares of $0.001 par value preferred stock, which may be issued in one or more series, with designation, rights and privileges of such preferred stock to be set by the board of directors of the Company from time to time.  On November 21, 2016, the board of directors of the Company approved a Certificate of Designation of Rights, Privileges and Preferences of Series A preferred stock and authorized the Company’s officers to file such with the Utah Division of Corporations and Commercial Code to create the Series A preferred stock.  The Series A preferred stock has a par value of $0.001 and consists of 40,000 shares.  The holders of Series A preferred stock are entitled to vote with the common stockholders on all matters brought for approval of the common stockholders.  In connection with any such matter, each outstanding share of Series A preferred stock is entitled to 20,000 votes of common stock of the Company.  In the event of a liquidation, dissolution or winding up of the Company, the Series A preferred stock shall rank in parity with the Company’s common stock.  Holders of Series A preferred stock are entitled to receive dividends, when, as and if declared by the board of directors.  The Series A preferred stock shall rank in parity with the Company’s common stock as to any dividends.  As of December 31, 2020 and 2019, 16,000 shares of the Series A preferred stock were outstanding.

The Company also has voting common stock of 800,000,000 shares authorized at December 31, 2020 and 2019, and 12,800,000 and 12,800,000 shares issued and outstanding, respectively. The Company purchased no shares of treasury stock at cost during fiscal 2020 or 2019. As of December 31, 2020 and 2019, the Company paid dividends declared in September 2015 of $0 and $0, respectively.

M.   Share Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee and non-employee compensation in accordance with statement of ASC Topic 718, “Compensation – Stock Compensation” which requires that equity-based payments (to the extent they are compensatory) be recognized in these audited consolidated statements of operations based on their fair value at grant date.

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

Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. At fiscal year-end 2020 and 2019, the Company had a bad debt reserve of $19,104 and $30,525, respectively, as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2020 and 2019, are as follows:

	12/31/20	12/31/19
Customer A	20%	18%
Customer B	13%	7%
Customer C	10%	8%

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

During 2020, three major customers accounted for more than 42% of our sales, approximately 20%, 12%, and 10% respectively, of our total sales. By comparison, during 2019 our three largest customers accounted for 50% of sales, approximately 26%, 14% and 10%, respectively.

P.     Leases

Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $719,861, lease liabilities for operating leases of $719,861, and a zero cumulative-effect adjustment to accumulated deficit. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”). Lease expense is recognized on a straight-line basis over the lease term. If a Company lease does not provide an implicit rate, the Company develops an estimated incremental borrowing rate at the commencement date based on the estimated rate at which it would borrow, in the current economic environment, an amount equal to the lease payments over a similar term on a collateralized basis which is used to determine the present value of lease payments. The Company had no finance leases at December 31, 2020 and 2019.

Q.    Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and except as follows, there are no material subsequent events to report. As of the date of issuance of the financial statements, it is difficult to determine the impact the COVID-19 outbreak will continue to have on the Company.  The extent of its impact will depend upon future developments that are highly uncertain and cannot currently be predicted with any level of confidence. The Company expects the ongoing global economic slowdown resulting from the COVID-19 pandemic could continue to have a material adverse effect on its business, results of operations, financial condition, and cash flows in one or more future quarters. As a result of the economic contraction from the COVID-19 pandemic, cases and medical reviews received in future quarters could be materially below the March 2020 quarter levels. Additionally, the Company had a 13% reduction in work force that began in the third quarter 2020 and continued through the fourth quarter 2020.

In the second quarter of 2020, PHCO, MMM, and MMC were recipients of the Paycheck Protection Program loans. PHCO received a loan in the amount of $133,400 (the “PHCO PPP Loan”) from Pacific Western Bank. The PHCO PPP Loan was in the form of a Note dated April 21, 2020, issued by PHCO, and was scheduled to mature on April 21, 2022. MMM and MMC received loans of $267,700 and $59,600 respectively, from First Citizens Bank, (collectively the “Medex Companies PPP Loans”). The Medex Companies PPP Loans were also in the form of Notes dated April 30, 2020 and May 11, 2020, issued by MMM and MMC, respectively, and were scheduled to mature on April 30, 2022 and May 11, 2022, respectively. Funds from these loans were used for qualified expenses such as payroll, rent, utilities, and costs incurred to continue group health insurance benefits. As of February 2021, all three loans and any interest accrued between the time the forgiveness application was submitted and approved have been fully forgiven.

The Company continues to monitor the COVID-19 situation. No impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances had occurred as of year-end; however, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future. In addition, while the Company’s results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is still evaluating the impact this guidance will have on its consolidated financial statements. The reported results for the fiscal year ended December 31, 2020 and 2019 reflect the application of the guidance of ASC 740-10.

Other than the foregoing, the Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will be expected to cause a material impact on its financial statements.

NOTE 4 – FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases more than $1,000 per item.  Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation which is five years for computer equipment, office equipment, and furniture and fixtures. Scheduled below are the assets, costs and accumulated depreciation at December 31, 2020 and 2019.

	Cost		Accumulated Depreciation and Amortization
Assets	December 31, 2020	December 31, 2019	December 31, 2020(1)	December 31, 2019
Computer equipment	$507,873	$464,388	$405,849	$369,700
Furniture and fixtures	226,323	215,960	206,446	187,108
Office equipment	9,556	9,556	8,410	8,469
Totals	$743,752	$689,904	$620,705	$565,277

(1)      Depreciation and amortization expense for the years ended December 31, 2020 and 2019, totaled $55,428 and $76,168, respectively.

NOTE 5 – INCOME TAXES

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes.” FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision for the years ended December 31, 2020 and 2019, consisted of the following:

	2020	2019
Current
Federal	$152,702	$299,795
State	75,766	141,633
Deferred
Federal	31,693	29,346
State	10,540	11,301
Total tax provision	$270,701	$482,075

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2020 and December 31, 2019, are as follows:

	2020	2019
Depreciation
Federal	$(25,840)	$(26,172)
State	(8,592)	(8,703)
Reserve for bad debts
Federal	4,075	5,029
State	1,355	1,672

Deferred Rent
Federal	572	6,289
State	190	2,091

Deferred Revenues
Federal	6,624	9,674
State	2,203	3,217

State tax deductions	-	29,722
Net deferred tax asset	$(19,413)	$22,819

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2020	2019

Expense at federal statutory rate of 21%	$172,257	$352,828
State tax effects	57,285	120,818
Non-deductible expenses	10,027	9,455
Effects of rate change	-	-
Other items	31,132	(1,026)
Income tax provision	$270,701	$482,075

The Company follows ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

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

Years Ended December 31, 2020 and 2019

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

The Company includes interest and penalties arising from the underpayment of income taxes in these audited consolidated statements of operations in the provision for income taxes.  As of December 31, 2020, the Company had no accrued interest or penalties. The years 2017, 2018, 2019 are still open for examination by the Internal Revenue Service.

NOTE 6 – LEASES

In April 2017, we entered a 39-month operating lease for an office copy machine with monthly payments at $1,723. This lease terminated in July 2020.

In July 2015, the Company entered a 79-month office lease that commenced on September 28, 2015.  The lease provides for approximately 9,439 square feet of office space.  This office space serves as the principal executive offices of the Company, as well as the principal offices of the Company’s operating subsidiaries. The Company believes this space is more than it will need in the future as it anticipates a majority of its workforce will continue working remotely even after workplace and social distancing restrictions are lifted.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Year Ended December 31, 2020
Lease Cost
Operating lease cost (included in general and administrative in the Company’s consolidated statement of operations)	$328,383

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2020	$298,127
Weighted average remaining lease term – operating leases (in years)	1.33 years
Average discount rate – operating leases	5.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At December 31, 2020	At December 31, 2019
Operating leases
Long-term right-of-use assets	$309,282	$558,945
Short-term operating lease liabilities	$243,049	$266,480
Long-term operating lease liabilities	66,233	292,465
Total operating lease liabilities	$309,282	$558,945

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2021	$257,024
2022	71,359
Total lease payments	328,383
Less: Imputed interest/present value discount	(19,101)
Present value of lease liabilities	$309,282

Lease expenses were $257,024 and $261,087 during the years ended December 31, 2020 and 2019, respectively.

NOTE 7 – ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:

	2020	2019

Salaries and wages	$91,693	$75,779
Compensated absences	135,530	123,027
Legal fees	-	9,150
Accounting fees	21,577	25,964
Sales commissions	25,699	14,680
Other	653	1,304
Total	$275,152	$249,904

NOTE 8 – EQUITY INCENTIVE AWARDS

2018 Plan

The Pacific Health Care Organization 2018 Equity Incentive Plan (the “2018 Plan”) became effective on April 6, 2018. The 2018 Plan permits the granting of 8,000,000 shares of Common Stock. No awards or grants have been awarded or granted under the Plan. The 2018 Plan provides for grants of equity incentive compensation to employees and consultants of the Company and such other individuals as the Company reasonably expects to become employees or consultants of the Company. The 2018 Plan allows for awards of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards, and (e) other equity-based awards. The 2018 Plan will terminate automatically on the tenth anniversary of the 2018’s Plan Effective Date. The 2018 Plan is currently administered by the full board of directors.

The Company did not award any equity incentive compensation during the years ended December 31, 2020 and 2019.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.  To the knowledge of management, there is no material litigation or governmental agency proceeding pending or threatened against the Company or any of its subsidiaries. Further, the Company is not aware of any material proceeding to which any director, member of senior management or owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any of them is a party adverse to or has a material interest adverse to the Company or any of its subsidiaries.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

NOTE 10 – BENEFITS AND OTHER COMPENSATION

The Company offers a 401(k)-profit sharing plan for employees who meet the eligibility requirements. Pursuant to the plan, we may make discretionary matching contributions and/or discretionary profit-sharing contributions to the plan.  All such contributions must comply with federal pension laws, non-discrimination requirements and the terms of the plan.  In determining whether to make a discretionary contribution, the board of directors would evaluate current and prospective costs of such awards to the Company and management’s desire to reward and retain employees and attract new employees.  To date, the Company has never made matching contributions and/or discretionary profit-sharing contributions to any plan.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2020, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by individual acts, by collusion of two or more people or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and directors, their ages, and all offices and positions they hold with the Company as of March 22, 2021.  There is no agreement or understanding between the Company or any other person and any director or executive officer pursuant to which he or she was selected as a director or executive officer.

Name	Age	Positions with the Company	Director Since	Executive Officer Since

Tom Kubota	81	Chief Executive Officer, President and Chairman of the Board of Directors	Sept. 2000	Sept. 2000

Kristina Kubota	36	Chief Financial Officer, Secretary and Director	Feb. 2018	Jan. 2021

David Wang	58	Director	Nov. 2007

Stacy Hadley	53	Director	Nov. 2016

Günter Soraperra	61	Director	Nov. 2016

Lauren Kubota	38	Director and Risk Manager	Feb. 2018

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

Kristina Kubota.  Ms. Kubota was appointed Chief Financial Officer in January 2021.  Prior to being appointed as Chief Financial Officer, Ms. Kubota had served as the Company’s Controller and Secretary since November 2017, where her primary responsibilities included general ledger accounting, analyzing and reconciling accounts and records for service lines, verifying revenues, expenses and other accounting functions. Ms. Kubota joined the Company as a Quality Assurance Auditor in January 2014.  As a Quality Assurance Auditor, she was responsible for developing and auditing policies and procedures, developing and implementing data analyses and reporting capabilities that optimize statistical efficiency and quality. She has also developed and implemented policies and procedures which resulted in MMC receiving full accreditation for Workers’ Compensation Utilization Review Management from URAC.  Ms. Kubota earned a Bachelor of Arts degree in Finance from California State University, Northridge in 2012.  Ms. Kubota is not currently, nor has she in the past five years been, a nominee or director of any other SEC registrant.  In determining that Ms. Kubota was a suitable candidate to serve on the Board, the Board considered her educational background, URAC accreditation and financial and accounting experience, including her knowledge of data and statistical analytics skills.

David Wang.  Mr. Wang has been serving as the Co-CEO of Hacknowledge, LLC since 2018.  Hacknowledge shuttered its operations in December 2020, as a result of the impacts of the COVID-19 pandemic on its business and is in the process of winding down. Hacknowledge offered a Managed Detection and Response (MDR) cybersecurity solution. Mr. Wang was responsible for day-to-day operations of the company including business development, marketing and sales. From late 2013 to 2017, Mr. Wang served as a managing member of Reef Capital Management, LLC.  He was responsible for managing a fund that was created to generate long-term cash flow to investors by investing primarily in drilling and development of oil projects. Prior to joining Reef Capital Management, from 2010, Mr. Wang was a consultant to high tech companies.  He assisted a cloud computing company expand its coverage outside of Asia and assisted a cell phone manufacturer explore a joint venture with a manufacturer in Brazil to build low-cost smart phones and tablets utilizing various government tax incentives.  Mr. Wang earned a Bachelor of Science in Computer Science/Mathematics from the University of California, Los Angeles (UCLA) in 1985. He earned a Master of Business Administration degree with an emphasis in Financial and Entrepreneurial Studies from the Anderson School at UCLA in 2000. Mr. Wang is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant. In concluding that Mr. Wang was an appropriate candidate to serve on the Company’s board of directors, the board considered his education background, his experience in entrepreneurial business enterprises, his understanding of cybersecurity issues and his favorable history of attracting venture capital funds through his established contacts in the investment banking community.

Stacy Hadley.   Mrs. Hadley has over 30 years of accounting and audit experience.  She is employed as Chief Financial Officer of Radius Engineering, Inc.  Her current responsibilities include overseeing and implementing the Company’s financial management, forecasting, financial reporting, job costing and financial transactions, regulatory compliance, supply chain and facilities management.  She was employed with Now CFO, a provider of outsourced accounting and financial solutions, from September 2015 through March 2021.  Mrs. Hadley was a Partner at Now CFO. She was responsible for consulting services in Houston, Texas and Salt Lake City, Utah overseeing projects and serving as Controller/CFO for various companies.  From November 2014 to September 2015, Mrs. Hadley was employed by Harman International as a Compliance and Financial Consultant where, among other things, she oversaw compliance reporting of four business units and divisional shared services, worked with finance directors to implement and document internal control testing, and documented procedures to ensure adherence with company policies and internal controls. From December 2012 to November 2014, Mrs. Hadley served as the Controller for Dalbo Holdings where she was responsible for general ledger accounting, analyzing and reconciling accounts and records for service lines, verifying revenues, expenses and other accounting functions. Mrs. Hadley received licensure as a Certified Public Accountant in July 2014. Mrs. Hadley received a Bachelor of Science Degree in Accounting and a Masters Degree in Accounting from Weber State University, Utah in 2010 and 2012, respectively. During the past five years Mrs. Hadley has not served, and she does not currently serve, as a director of any other SEC registrant or any registered investment company. The board of directors considered Mrs. Hadley’s years of accounting and auditing experience both with accounting firms, and in-house with a number of different employers, as well as her educational background and her CPA licensure in concluding that she is qualified to serve on the Company’s board of directors.

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

Lauren Kubota. Ms. Kubota joined the Company in June 2014. As the Risk Manager, Ms. Kubota currently directs risk management activities, where she identifies and mitigates legal, insurance, financial, security, disaster recovery and business continuity, human resources, vendor, and other business risks. In this capacity, Ms. Kubota is responsible for developing and implementing policies, procedures, and best practices to comply with applicable laws and regulations, contract terms, and other best business practices essential to the continued successful operation of the Company. She has also developed and implemented numerous initiatives in client retention, government relations, vendor management, SOP and report reform, project management, sales and marketing, information technology, information security, premises improvement, systems optimization, accreditation, employee recruitment and retention, leadership training, employee engagement, communications, and other business elementals whose improvement tends to ameliorate risk to the Company. During her employment with the Company, Ms. Kubota has also served in project-based roles, sometimes concurrently, as an Account Manager (3.5 years), Quality Assurance Auditor (6 months), and in launching the Company’s Workers’ Compensation Lien Defense service line (6 months). Ms. Kubota is an attorney licensed to practice law in California. She earned a Bachelor of Arts degree in Political Science from the University of California, San Diego in 2005 and a Juris Doctor from the University of California, Hastings College of the Law in 2011. From January 2018 to December 2020, Ms. Kubota served on the volunteer board of directors of the Pasadena Roving Archers Heritage, Inc. a 501(c)(3) nonprofit, as the Director of Public Relations. This nonprofit corporation is not an SEC registrant. She was appointed to the board of directors of the Company in February 2018. Ms. Kubota is not currently, nor has she in the past five years, been a nominee or director of any other SEC registrant. In determining that Ms. Kubota was a suitable candidate to serve on the Company’s board of directors, the board considered her educational background and legal experience, as well as her knowledge of and comprehensive participation in the policies, operations and risk management of the Company.

Family Relationships

Lauren Kubota and Kristina Kubota are sisters and are daughters of Tom Kubota.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents we file with, or submit to, the Commission and in other public communications we make, (iii) compliance with applicable governmental laws, rules and regulations, (iv) prompt internal reporting of violations of the code, and (v) accountability for adherence to the code.  We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters.  All such requests should be sent care of Pacific Health Care Organization, Inc., Attn: Corporate Secretary, 1201 Dove Street, Suite 300, Newport Beach, California 92660.  A copy of our code of ethics has been posted on our website and may be viewed at www.pacifichealthcareorganization.com. If we make any substantive amendments to, or grant any waivers from, the code of ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Under Section 16 of the Exchange Act, our directors, executive officers and any persons holding more than 10% of our common stock are required to report to the Commission initial ownership of our common stock and any subsequent changes in ownership. The Commission has established specific filing due dates, and we are required to disclose any failure to file required ownership reports by these dates. Based solely upon a review of forms filed with the Commission and the written representations of such persons, we are aware of one late Section 16(a) filing on Form 4 filed one day late by Tom Kubota reporting the acquisition of shares due to an administrative oversight.

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

ITEM 11.         EXECUTIVE COMPENSATION

The table below summarizes compensation paid to or earned by our named executive officers (“NEOs”) for the years ended December 31, 2020 and 2019.  No other executive officer of the Company had total compensation of $100,000 or more during the year ended December 31, 2020.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Tom Kubota	2020	184,045	102	43,503	(1)	227,650
Chief Executive Officer,	2019	186,092	575	97,053	(2)	283,720
President and Director

Fred Odaka(3)	2020	88,136	109	16,902	(4)	105,147
Chief Financial Officer	2019	111,321	575	60,878	(5)	172,774

Kristina Kubota(6)	2020	89,305	109	11,704	(7)	101,118
Controller

(1)    Reflects health insurance premiums of $4,092, auto expense of $4,435, director’s fees of $4,100, reimbursement of phone/internet fees of $450 and partial payout of unused paid time off of $30,426.

(2)    Reflects health insurance premiums of $3,695, auto expense of $1,120, director’s fees of $5,100 and partial payout of unused paid time off of $87,882.

(3)    Mr. Odaka retired as the Chief Financial Officer of the Company effective January 29, 2021.

(4)    Reflects health insurance premiums of $7,997, director’s fees of $4,100, reimbursement of phone/internet fees of $450 and partial payout of unused paid time off of $4,355.

(5)    Reflects health insurance premiums of $5,542, director’s fees of $5,100, partial payout of unused paid time off of $49,202 and a retirement gift valued at $1,034.

(6)    Ms. Kubota was appointed as the Chief Financial Officer of the Company effective January 29, 2021.

(7)    Reflects director's and board meeting secretary fees of $5,150, reimbursement of phone/internet fees of $450 and unused paid time off of $6,104.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We had a written employment agreement with Mr. Odaka. Mr. Odaka retired as Chief Financial Officer as of January 29, 2021. We do not have written employment agreements with Mr. Kubota or Ms. Kubota.  Each of our NEOs is employed/retained on an at-will basis and each can terminate his/her employment arrangement at any time, with or without cause.  Likewise, we can terminate their employment at any time, with or without cause.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our NEOs.  The base salary for each NEO is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between us and the NEO.  We also take into consideration the individual’s past performance and experience, the expertise we need and local market and labor conditions.  Changes to base salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance of the Company, economic condition and local market and labor conditions. Mr. Kubota’s base salary for 2021 is $193,536. Effective as of February 1, 2021, Ms. Kubota’s base salary for 2021 is $115,000.

Non-Equity Incentive Compensation

From time to time, we may make cash awards to our employees, including the NEOs.  Such awards may be designed to incentivize employees over a specified period pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established.  In the event this type of cash award is made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.”   The criteria for earning non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established.  Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan.  Our board of directors did not establish a non-equity incentive compensation plan during the years ended December 31, 2020 or 2019, and no non-equity incentive compensation was awarded during these years. Similarly, to date, the board of directors has not awarded non-equity incentive compensation for the year ending December 31, 2021, although there is nothing that prohibits the board of directors from doing so at any point during the 2021 fiscal year.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded.  To the extent awards are made to our NEOs, such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.”

The Company is under no contractual or other obligation to award cash bonuses. During the years ended December 31, 2020 or 2019, the Company awarded total aggregate bonuses of $320 and $1,150, respectively to our NEOs.

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

During the years ended December 31, 2020 or 2019, our board of directors awarded no equity incentive compensation to our NEOs.  To date, the board of directors has also not awarded equity incentive compensation to our NEOs for the year ending December 31, 2021, although there is nothing that prohibits the board of directors from doing so at any point during the 2021 fiscal year.

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

Our NEOs are entitled to participate, if eligible under such benefit plans, in any insurance programs we offer to our employees, are eligible for PTO and to participate in such other fringe benefit programs as we may make available to our other employees.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of December 31, 2020, there were no outstanding equity awards held by our NEOs.

None of our NEOs exercised any stock options or had any stock vest related to grants made in connection with their employment during the years ended December 31, 2020 or 2019.

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

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our directors, and we did not award any equity compensation to any of our directors during the year ended December 31, 2020.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors for services on our board during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)		All Other Compensation ($)		Total ($)
Tom Kubota	$4,100		223,550	(1)	227,650

David Wang	$4,100		-		4,100

Günter Soraperra	$4,100		-		4,100

Stacy Hadley	$2,900		-		2,900

Lauren Kubota	$4,100		76,975	(2)	81,075

Kristina Kubota	$5,150	(3)	95,968	(2)	101,118

(1)	Mr. Kubota is employed as the Company’s Chief Executive Officer and President. For details regarding All Other Compensation paid to Mr. Kubota, please see “Summary Compensation Table” above.
(2)

Lauren and Kristina Kubota are employees of the Company.  These amounts reflect their salaries and other benefits they receive in connection with their employment.  Effective January 29, 2021, Kristina Kubota was appointed Chief Financial Officer of the Company.

(3)	Kristina Kubota was paid additional fees to act as recording secretary at meetings of the board of directors.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 22, 2021:

●	each person known to us to beneficially own more than 5% of our common stock or Series A preferred stock;
●	each of our named executive officers;
●	each member of our board of directors; and
●	all our directors and executive officers as a group.

On March 22, 2021, there were 12,800,000 shares of common stock issued and outstanding and 16,000 shares of Series A preferred stock issued and outstanding.

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

Unless otherwise indicated, the address of each person or entity named in the table is 1201 Dove Street, Suite 300, Newport Beach, California 92660.

	Common Stock Beneficially Owned(1)		Series A Preferred Stock Beneficially Owned(2)
Name of Beneficial Owner	Number	%	Number	%

Directors and Named Executive Officers:
Tom Kubota(3)	7,893,000	61.7%	16,000	100%
Kristina Kubota(3) (4)	8,000	* %	--	--%
Stacy Hadley	--	--%	--	--%
Günter Soraperra	--	--%	--	--%
David Wang	--	--%	--	--%
Lauren Kubota(3)	8,000	* %	--	--%
Fred Odaka(4)	12,000	* %	--	--%

All directors and executive officers as a group (7 persons)	7,921,000	61.9%	16,000	100%

5% Shareholders:
Donald P. Balzano(5)	878,640	6.9%	--	--%
5422 Michelle Drive
Torrance, CA 90503
Bruce and Sarah Everakes(6)	690,856	5.4%	--	--%
3442 River Falls Dr.
Northbrook, IL 60062

* Less than 1%.

(1)	Excludes shares of common stock that may be deemed to be beneficially owned by such persons due to their beneficial ownership of Series A preferred stock, which are convertible to common stock on a one-share-for-one-share basis at any time at the election of the holder.
(2)	Each share of Series A preferred stock is convertible to common stock on a one-share-for-one-share basis at any time at the election of the holder. Each share of Series A preferred stock entitles its holder to vote together with the common stock as a single class on all matters presented to the Company’s common stockholders for their vote. Each outstanding share of Series A preferred stock votes as 20,000 shares of common stock. The Series A preferred stock ranks in parity with the common stock on a per share basis, not on a per vote basis, as to any dividends, liquidation, dissolution or winding up of the Company.
(3)	Mr. Kubota holds the shares in the Tom Kubota Revocable Trust of 2013 (the “Trust”). Mr. Kubota is the sole Trustee and settlor of the Trust. As such he may be deemed to have voting and/or investment power over the shares held by the Trust and therefore may be deemed to be the beneficial owner of those shares. Kristina Kubota and Lauren Kubota are currently beneficiaries of the Trust. As the Trust is revocable, Mr. Kubota could revoke the Trust or change its beneficiaries at any time. Kristina Kubota and Lauren Kubota have no voting or investment power over the shares held by the Trust. If Mr. Kubota is unable or unwilling to serve in the office of Trustee, the Trust documents currently provide that Kristina Kubota and Lauren Kubota would serve as successor co-trustees of the Trust.
(4)	Mr. Odaka served as the Company’s Chief Financial Officer until his retirement on January 29, 2021 and was a named executive officer of the Company during the year ended December 31, 2020. Ms. Kubota was appointed as the Company Chief Financial Officer on January 29, 2021 and was a named executive officer of the Company during the year ended December 31, 2020.
(5)	Mr. Balzano is a Company consultant.
(6)	Based solely on the Amendment No. 1 to Schedule 13G filed by Bruce Everakes on February 15, 2019, adjusted to reflect the four-shares-for-one-share forward split of the Company’s common stock that took effect on January 6, 2020.

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	8,000,000*
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$-	8,000,000*

* Adjusted to reflect the four-shares-for-one-share forward split of the Company’s common stock that took effect on January 6, 2020.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed in Item 11 Executive Compensation, during the years ended December 31, 2020 and 2019, we did not engage in transactions with related persons (as defined by Rule 404 of Regulation S-K (Instructions to Item 404(a)) that exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two fiscal years in which any such related person had or will have a direct or indirect material interest.

Director Independence

The board has determined that as of date of this annual report, that Mrs. Hadley, Mr. Soraperra and Mr. Wang would qualify as “independent directors” as that term is defined in the listing standards of the NYSE American.  Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  In addition, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by Pinnacle Accountancy Group of Utah, (a dba of Heaton & Company, PLLC), our independent registered public accounting firm during the years ended December 31, 2020 and 2019, in each of the following categories, were as follows:

	2020	2019
Audit	$65,155	$59,661
Audit related	-	-
Tax	-	-
All other	-	-
Total	$65,155	$59,661

Audit Fees.  Audit fees were for professional services rendered in connection with the audit of the financial statements included in our annual report and review of the financial statements included in our Quarterly Reports on Form 10-Q and for services normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Board of Directors Pre-Approval Policies and Procedures.  At its regularly scheduled and special meetings, our board of directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm. The board of directors has the authority to grant pre-approvals of non-audit services.

Our full board of directors is responsible for selection, review and oversight of our independent registered public accounting firm.  The board of directors has not, as of the time of filing this annual report with the Commission, adopted policies and procedures for pre-approving audit or permissible non-audit services performed by our independent registered public accounting firm.  Instead, the board of directors as a whole pre-approves all such services, except for services meeting a “de minimus” exception.  To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute no more than 5% of the total amount of revenues paid by us to our independent registered public accounting firm during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.  In the future, our board of directors may approve the services of our independent registered public accounting firm pursuant to pre-approval policies and procedures adopted by the board of directors, or an audit committee if one is standing, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of director’s responsibilities to our management.

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

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements of the registrant are included in response to Item 8 of this annual report:

Report of Independent Registered Public Accounting Firm – Pinnacle Accountancy Group of Utah, (a dba of Heaton & Company, PLLC), dated March 30, 2021.

Consolidated Balance Sheets as of December 31, 2020 and 2019.

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019.

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019.

Notes to audited Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in these audited consolidated financial statements or related notes.

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
101

The following materials from Pacific Health Care Organization, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the audited Consolidated Financial Statements.*

+           Indicates management contract, compensatory plan or arrangement of the Company.

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: March 31, 2021	By:	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Tom Kubota	Chief Executive Officer, President	March 31, 2021
Tom Kubota	and Chairman of the Board

/s/ Kristina Kubota	Chief Financial Officer, Secretary and Director	March 31, 2021
Kristina Kubota

/s/ David Wang	Director	March 31, 2021
David Wang

/s/ Stacy Hadley	Director	March 31, 2021
Stacy Hadley

/s/ Günter Soraperra	Director	March 31, 2021
Günter Soraperra

/s/ Lauren Kubota	Director	March 31, 2021
Lauren Kubota