Form 10-Q
period 2021-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2021-05-17
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 17, 2021, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.          Financial Information

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS
	March 31,	December 31,
	2021	2020
Current Assets
Cash	$9,909,751	$9,498,457
Accounts receivable, net of allowance of $18,441 and $19,404	842,397	1,063,090
Deferred rent asset	5,213	-
Receivable – other	3,000	4,000
Prepaid expenses	73,283	82,499
Total current assets	10,833,644	10,648,046

Property and Equipment, net
Computer equipment	511,107	507,873
Furniture and fixtures	226,323	226,323
Office equipment	9,556	9,556
Total property and equipment	746,986	743,752
Less: accumulated depreciation and amortization	(633,324)	(620,705)
Net property and equipment	113,662	123,047
Operating lease right-of-use assets, net	247,466	309,282
Other assets	26,788	26,788
Total Assets	$11,221,560	$11,107,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$98,119	$80,134
Accrued expenses	296,948	275,152
Income tax payable	135,837	61,828
Deferred rent expense	-	2,725
Deferred tax liabilities	19,413	19,413
Dividend payable	37,000	37,000
Operating lease liabilities, current portion	230,676	243,049
Paycheck protection program loans, current portion	-	311,118
Unearned revenue	50,107	31,544
Total current liabilities	868,100	1,061,963

Long Term Liabilities
Operating lease liabilities, long term portion	16,790	66,233
Paycheck protection program loans, long term portion	-	149,582
Total Liabilities	884,890	1,277,778

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding	16	16
Common stock, $0.001 par value, 200,000,000 shares authorized, 12,800,000 shares issued and outstanding	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	9,907,797	9,400,512
Total stockholders’ equity	10,336,670	9,829,385

Total Liabilities and Stockholders’ Equity	$11,221,560	$11,107,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended March 31,
	2021	2020
Revenues:
HCO	$291,254	$326,665
MPN	131,878	120,749
Utilization review	265,604	296,055
Medical bill review	96,667	83,079
Medical case management	484,433	677,212
Other	54,526	49,149
Total revenues	1,324,362	1,552,909

Expenses:
Depreciation	12,619	17,231
Bad debt provision	-	101
Consulting fees	57,123	75,693
Salaries and wages	694,618	745,989
Professional fees	65,829	87,226
Insurance	86,696	94,793
Outsource service fees	101,803	106,114
Data maintenance	13,296	39,728
General and administrative	171,785	214,853
Total expenses	1,203,769	1,381,728

Income from operations	120,593	171,181

Other income (expense)
Paycheck protection program loan forgiveness income	464,386	-
Paycheck protection program loan interest expense	(3,686)	-
Total other income (expense)	460,700	-

Income before taxes	581,293	171,181
Income tax provision	(74,008)	(48,053)

Net income	$507,285	$123,128

Basic earnings per share:
Earnings per share amount	$0.04	$0.01
Basic common shares outstanding	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.04	$0.01
Fully diluted common shares outstanding	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Preferred Stock		Common Stock		Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2019	16,000	$16	12,800,000	$12,800	$416,057	$8,850,942	$9,279,815

Net income	-	-	-	-	-	123,128	123,128

Balance March 31, 2020	16,000	$16	12,800,000	$12,800	$416,057	$8,974,070	$9,402,943

Balance December 31, 2020	16,000	$16	12,800,000	$12,800	$416,057	$9,400,512	$9,829,385

Net income	-	-	-	-	-	507,285	507,285

Balance March 31, 2021	16,000	$16	12,800,000	$12,800	$416,057	$9,907,797	$10,336,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$507,285	$123,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,619	17,231
Bad debt provision	-	101
Paycheck protection program loan forgiveness	(460,700)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	220,693	109,882
Decrease in receivable - other	1,000	4,000
Decrease (increase) in prepaid expenses	9,216	(162)
Increase in accounts payable	17,985	89,893
(Increase) in deferred rent asset	(5,213)	-
(Decrease) in deferred rent expense	(2,725)	(5,673)
Increase in accrued expenses	21,796	7,645
Increase in income tax payable	74,009	48,053
Increase in unearned revenue	18,563	10,656
Net cash provided by operating activities	414,528	404,754

Cash Flows from Investing Activities:
Purchase of furniture and office equipment	(3,234)	(19,637)
Net cash used in investing activities	(3,234)	(19,637)

Cash Flows from Financing Activities:
Net cash provided by financing activities	-	-
Increase in cash	411,294	385,117

Cash at beginning of period	9,498,457	8,104,164
Cash at end of period	$9,909,751	$8,489,281

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Pacific Health Care Organization, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations.  The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical information and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2020.  Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

Principles of Consolidation — The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis.  Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.  The Company ages its receivables by dates of invoices.  Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due.  When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy.  The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  At March 31, 2021 and December 31, 2020, bad debt reserves of $18,441 and $19,404, respectively, was a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of March 31, 2021 and December 31, 2020, are as follows:

	3/31/2021	12/31/2020
Customer A	19%	20%
Customer B	16%	13%
Customer C	5%	10%

Significant Customers – The Company provides services to insurers, third party administrators, self-administered employers, municipalities and other industries.  The Company is able to provide the full range of services to virtually any size employer in the state of California.  The Company is also able to provide utilization review, medical bill review and medical case management services outside the state of California.

During the periods ended March 31, 2021 and 2020, we had two customers, that accounted for more than 10% of our total sales.  The following table sets forth details regarding the percentage of total sales attributable to our significant customers during the three months ended March 31, 2021 and 2020:

	3/31/2021	3/31/2020
Customer A	20%	23%
Customer B	10%	14%

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

NOTE 2 - OPERATING LEASES

In July 2015, the Company entered a 79-month lease to lease approximately 9,439 square feet of office space that commenced in September 2015. This office space serves as the Company’s principal executive offices, as well as the principal offices of the Company’s operating subsidiaries.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended March 31, 2021
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statements of operations)	$72,946

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2021	$72,946
Weighted average remaining lease term – operating leases (in years)	1.08 years
Average discount rate – operating leases	5.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At March 31, 2021	At December 31, 2020
Operating leases
Long-term right-of-use assets	$247,466	$309,282
Short-term operating lease liabilities	$230,676	$243,049
Long-term operating lease liabilities	16,790	66,233
Total operating lease liabilities	$247,466	$309,282

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2021 (remaining 9 months)	$188,025
2022	71,359
Total lease payments	259,384
Less: Imputed interest/present value discount	(11,918)
Present value of lease liabilities	$247,466

Lease expenses were $72,946 and $70,582 during the three months ended March 31, 2021 and 2020, respectively.

NOTE 3 - PAYCHECK PROTECTION PROGRAM LOANS

In April and May 2020 Pacific Health Care Organization, Inc. (“PHCO”), Medex Managed Care, Inc. (“MMC”) and Medex Medical Management, Inc. (“MMM”) received loans pursuant to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act Paycheck Protection Program.

PHCO received a loan in the amount of $133,400 (the “PHCO PPP Loan”) from Pacific Western Bank which was scheduled to mature on April 21, 2022. The PHCO PPP Loan interest rate was 1% per annum with the full loan amount and interest eligible for forgiveness if forgiveness was applied for within the specified time.

MMM and MMC received loans of $267,700 and $59,600 respectively, from First Citizens Bank, (collectively the “Medex Companies PPP Loans”). The Medex Companies PPP Loans were scheduled to mature on April 30, 2022 and May 11, 2022, respectively. The Medex Companies PPP Loans interest rates were 1% per annum with the full loan amount and interest eligible for forgiveness if forgiveness was applied for within the specified time.

In February 2021 the principal and interest on the PHCO PPP Loan and the Medex Companies PPP Loans were forgiven in full. The total amount of the loan and interest forgiven for PHCO was $133,400 and $1,067, respectively. The total amount of the principal and interest forgiven for MMM was $267,700 and $2,142, respectively. The total amount of the principal and interest forgiven for MMC was $59,600 and $477, respectively.

The funds were used for qualifying expenses as described in the CARES Act, namely payroll, rent, utilities and group health insurance benefits.

NOTE 4 - SUBSEQUENT EVENTS

Economic Aid Act

On April 1, 2021, our subsidiary Medex Medical Management, Inc. (“MMM”) received a loan pursuant to section 311 of the Economic Aid Act Paycheck Protection Program Second Draw Loans in the amount of $218,900 (the “Second Draw PPP Loan”). The Second Draw PPP Loan bears an interest rate of 1.0% per annum and is payable monthly commencing on February 28, 2022, if loan forgiveness is not requested by that date. The loan funds are eligible for full forgiveness if used for qualifying expenses, such as payroll, group health benefits, rent and utilities.

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance of this report and, other than the Second Draw PPP Loan, there are no material subsequent events to report.

Item 2.          Management’s Discussion and Analysis of Financial Statements and Results of Operations

This quarterly report on Form 10-Q (“quarterly report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management. For this purpose any statement contained in this annual report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to statements about future demand for the products and services we offer, changes in the composition of the products and services we offer, the impact of the loss of one or more major customers, our ability to add new customers to replace the loss of current customers, the regulatory environment in which we operate, future revenues, expenses, results of operations, liquidity, capital resources or cash flows, or our actions, intentions, plans, strategies and objectives and other risks and uncertainties detailed elsewhere in this annual report. Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “plan,” “objective,” “future,” “forecast,” “predict,” “may,” “will,” “likely,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements or industry outcomes expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●

the impact on our business of COVID-19, including the ability of our workforce to meet the needs of our customers while complying with federal and state social distancing, workplace restrictions and other mandates, as well as its impacts on the workers’ compensation industry, the businesses of our customers and on the economy generally;

●	cost reduction efforts by our existing and prospective customers;

●	competition within our industry, including competition from much larger competitors;

●	business combinations among our customers or competitors;

●	legislative and regulatory requirements or changes which could render our services less competitive or obsolete;

●	our failure to successfully develop new services and/or products either organically or through acquisition, or to anticipate current or prospective customers’ needs;

●	our ability to retain existing customers and to attract new customers;

●	price increases;

●	cybersecurity and software system failures and breaches;

●	reductions in worker’s compensation claims or the demand for our services, from whatever source; and

●	delays, reductions, non-payment or cancellations of contracts we have previously entered.

For more detailed information about particular risk factors related to us and our business, see Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020, filed the Securities and Exchange Commission (the “Commission”) on March 31, 2021 (the “Annual Report”).

Forward-looking statements are predictions and not guarantees of future performance or events. Forward-looking statements are based on current industry, financial and economic information, which management has assessed but which by its nature, is dynamic and subject to rapid and possibly abrupt change. Our actual results could differ materially from those stated or implied by such forward-looking statements. We hereby qualify all our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this quarterly report, unless otherwise indicated, and should not be unduly relied upon in making investment or voting decisions. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise (other than pursuant to reporting obligations imposed on registrants pursuant to the Exchange Act) to reflect subsequent events or circumstances.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes contained elsewhere in this report and in our other filings with the Commission.

Throughout this quarterly report, unless the context indicates otherwise, the terms, “we,” “us,” “our” or “the Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly owned subsidiaries Medex Healthcare, Inc. (“Medex”), Industrial Resolutions Coalition, Inc. (“IRC”), Medex Managed Care, Inc. (“MMC”), Medex Medical Management, Inc. (“MMM”), Medex Legal Support, Inc., (“MLS”) and Pacific Medical Holding Company, Inc. (“PMHC”).

Overview

We incorporated under the laws of the state of Utah in April 1970 under the name Clear Air, Inc.  We changed our name to Pacific Health Care Organization, Inc., in January 2001.  In February 2001 we acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized in March 1994, in a share for share exchange.  Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Medical Provider Networks (“MPNs”) in the state of California.  In August 2001 we formed Industrial Resolutions Coalition, Inc. (“IRC”), a California corporation, as a wholly owned subsidiary of PHCO.  IRC oversees and manages our Workers’ Compensation carve-outs services. In June 2010 we acquired Medex Legal Support, Inc. (“MLS”), a Nevada corporation incorporated in September 2009.  MLS offers lien representation services and Medicare Set-aside services (“MSA”).  In February 2012 we incorporated Medex Medical Management, Inc., (“MMM”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMM is responsible for overseeing and managing medical case management services. In March 2011 we incorporated Medex Managed Care, Inc. (“MMC”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMC oversees and manages the Company’s utilization review and bill review services. In October 2018 we incorporated Pacific Medical Holding Company, Inc. (“PMHC”) to act as a holding company for future potential acquisitions. In order to simplify business procedures, bookkeeping and administrative structure; and eliminate duplicative functions and reduce costs; we plan to terminate the existence of IRC, MLS and PMHC and wind up those subsidiaries during 2021. The business, assets and liabilities of those entities will be transferred to PHCO or its other subsidiaries.

Business of the Company

We offer an integrated and layered array of complimentary business solutions that enable our customers to better manage their employee workers’ compensation-related healthcare administration costs. We are constantly looking for ways to expand the suite of services we can provide our customers, either through strategic acquisitions or organic development.

Our business objective is to deliver value to our customers that reduces their workers’ compensation-related medical claims expense in a manner that will assure injured employees receive high quality healthcare that allows them to recover from injury and return to gainful employment without undue delay. According to studies conducted by auditing bodies on behalf of the California Division of Workers’ Compensation, (“DWC”) the two most significant cost drivers for workers’ compensation are claims frequency and medical treatment costs. Our services focus on containing medical treatment costs.

We offer our customers access to our health care organizations (“HCOs”) and our medical provider networks (“MPNs”). We also provide medical case management, utilization review, medical bill review, workers’ compensation carve-outs and Medicare set-aside services. Additionally, we offer lien representation and expert witness testimony, ancillary to our services. We provide our services as a bundled solution, as standalone services, or as add-on services.

Our core services focus on reducing medical treatment costs by enabling our customers to share control over the medical treatment process. This control is primarily obtained by participation in one of our medical treatment networks. We hold several valuable government-issued licenses to operate medical treatment networks. Through Medex we hold two of the total of seven licenses issued by the state of California to establish and manage HCOs within the state of California. We also hold approvals issued by the state of California to act as an MPN and currently administer 30 MPNs. Our HCO and MPN programs provide our customers with provider networks within which the customer has some ability to direct the administration of the claim. This is designed to decrease the incidence of fraudulent claims and disability awards and ensure injured employees receive the necessary back-to-work rehabilitation and training they need. Our medical bill and utilization review services provide oversight of medical billing and treatment requests, along with medical case management, which keeps medical treatment claims progressing to a resolution and assures treatment plans are aligned from a medical perspective.

Our customers include self-administered employers, insurers, third party administrators, municipalities, and others. Our principal customers are companies with operations located in the state of California where the high cost of workers’ compensation insurance is a critical problem for employers, though we have processed medical bill reviews in 17 states. Our provider networks, which are located only in California, are composed of providers experienced in treating worker injuries.

Our business generally has a long sales cycle, typically more than one year. Once we have established a customer relationship and enrolled employees of our customers, we anticipate our revenue to adjust with the growth or retraction of our customers’ managed headcount. Throughout the year, we expect new employees and customers to be added while others terminate for a variety of reasons.

Impact of COVID-19 on our Business

To date, we have been able to adapt our business operations to a primarily remote workforce, with no material interruptions in service, data breaches, technology failures, or ability to complete mission-critical functions. So far, we have been able to effectively maintain contact with employees, partners, clients, and other related parties using technological solutions such as virtual meetings, enhanced collaboration programs, and have developed policies and protocols to ensure department and employee performance quality is maintained despite the change in work setting. This has resulted in costs associated with maintaining a remote workforce, including reimbursing employees for internet, phone, and office supply expenses; costs of sanitizing and cleaning the office after potential COVID-19 exposure events; costs of cleaning and PPE supplies; additional computer hardware costs; and some administrative burdens in complying with California laws and regulations related to COVID-19 safety.

Revenue for our services is derived from our customers’ employee counts and workers’ workplace injuries. Several of our customers, including some of our largest customers, have had to suspend or significantly modify their operations during the pandemic. Until the impacts of COVID-19 on our customers’ businesses lessen, employees return to more normal workloads and the occurrence of workplace injuries returns to more traditional levels, we anticipate our revenues will continue to be negatively affected.

As of the date of this report, California’s modified state orders allow businesses, including businesses operated by our customers, to operate under COVID-19 restrictions, such as limited capacity. Under the California state orders, the determination of which businesses are affected will be on a county by county-basis as COVID-19 cases reach certain thresholds. Despite the modified state orders, we anticipate that our affected customers will continue to experience lower than normal business volume and employee counts due to the pandemic.

California has passed legislation to address employer liability in workers’ compensation for COVID-19 cases. At this time, the extent to which workers’ compensation will be used to address COVID-19 treatment in California is unclear.

On April 1, 2020, the Department of Labor issued regulations to implement the Families First Coronavirus Response Act (“FFCRA”) which provided employees paid leave for COVID-19 related illness for themselves and/or a family member and provided employers with tax credits. The FFRCA expired on December 31, 2020. On March 11, 2021, the American Rescue Plan Act (“ARPA”) was signed into law. The ARPA makes tax credits available to employers with fewer than 500 employees who voluntarily choose to grant employees paid leave under the FFCRA through September 30, 2021, and updates certain FFCRA leave provisions. We voluntarily chose to extend the FFCRA paid leave through September 30, 2021 to employees for qualifying reasons and take the tax credits.

On March 19, 2021, California passed its own COVID-19 Supplemental Paid Sick Leave law (“CA SPSL”). It provides employees paid leave for COVID-19 related reasons such as caring for themselves, family members, or for vaccine related appointments or illnesses caused by COVID-19 or the vaccine from January 1, 2021 through September 30, 2021. The CA SPSL allows for employees to retroactively request reimbursement for qualifying leave or to use it towards future requests through September 30, 2021.

On April 21, 2020, PHCO was granted a Paycheck Protection Program (“PPP”) loan for an amount of $133,400. On April 30, 2020 and May 11, 2020 subsidiaries MMM and MMC were granted PPP loans of $267,700 and $59,600, respectively. In the spirit of the PPP loan program policy of protecting the continued economic stability of employees, the majority of the PPP loan amounts went towards payroll and employee benefit expenses. In February 2021 PHCO, MMC, and MMM received full forgiveness of their PPP loans including interest. MMM was eligible for and received a Second Draw PPP Loan in the amount of $218,900 on April 1, 2021. This Second Draw PPP Loan can qualify for full loan forgiveness if the disbursements meet the required forgiveness criteria.

We have taken measures to ensure data security in our transition to remote work during the pandemic, but there is no guarantee that they will be completely effective, that our productivity will not be adversely impacted, or that we will not encounter some of the common risks associated with a remote workforce, including employees accessing company data and systems remotely. As discussed in greater detail in Item 1A Risk Factors of our Annual Report, our business has been and could continue to be materially and adversely affected by the potential interruptions to our business operations arising from the COVID-19 outbreak.

Results of Operations

The following represents selected components of our consolidated results of operations, for the three-month periods ended March 31, 2021 and 2020, respectively, together with changes from period-to-period:

	For three months ended March 31,		Amount of Change	% Change
	2021	2020

Revenues:
HCO	$291,254	$326,665	$(35,411)	(11%)
MPN	131,878	120,749	11,129	9%
Utilization review	265,604	296,055	(30,451)	(10%)
Medical bill review	96,667	83,079	13,588	16%
Medical case management	484,433	677,212	(192,779)	(28%)
Other	54,526	49,149	5,377	11%
Total revenues	1,324,362	1,552,909	(228,547)	(15%)

Expense:
Depreciation	12,619	17,231	(4,612)	(27%)
Bad debt provision	-	101	(101)	(100%)
Consulting fees	57,123	75,693	(18,570)	(25%)
Salaries and wages	694,618	745,989	(51,371)	(7%)
Professional fees	65,829	87,226	(21,397)	(25%)
Insurance	86,696	94,793	(8,097)	(9%)
Outsource service fees	101,803	106,114	(4,311)	(4%)
Data maintenance	13,296	39,728	(26,432)	(67%)
General and administrative	171,785	214,853	(43,068)	(20%)
Total expenses	1,203,769	1,381,728	(177,959)	(13%)

Income from operations	120,593	171,181	(50,588)	(30%)

Other income (expense)
Paycheck protection program loan forgiveness income	464,386	-	464,386	100%
Paycheck protection program loan interest income (expense)	(3,686)	-	(3,686)	(100%)
Total other income (expense)	460,700	-	460,700	100%

Income before taxes	581,293	171,181	410,112	240%
Income tax provision	(74,008)	(48,053)	(25,955)	54%

Net income	$507,285	$123,128	$384,157	312%

Revenue

HCO

During the three-month periods ended March 31, 2021 and 2020, HCO fee revenues were $291,254 and $326,665, respectively.  The 11% decrease in HCO revenue was primarily attributable to three HCO customers terminating HCO enrollment and fewer custom networks fees paid by customers to maintain custom provider lists. These decreases were partially offset by an increase in claims network fees, a fee to access our network for each worker injury claim, resulting from an increase in the number of worker injury claims from a customer. HCO revenue is generated largely from fees charged to our customers for access to our HCO networks, per claim fees, notification fees and fees for other services our HCO customers select. HCO notifications are mailed out annually and handed out by the employers for all their new hires during the month.

MPN

MPN fee revenue for the three-month periods ended March 31, 2021 and 2020, was $131,878 and $120,749, respectively, an increase of 9% resulting from an increase in the number of claims reported by two customers. Like HCO revenue, MPN revenue is generated largely from fees charged to our customers for access to our MPN networks, per claim fees and fees for other services our MPN customers select. Unlike the HCO, MPNs do not require annual notifications. MPNs only require a notice be given to an injured worker at the time the employer is notified by the injured worker that an injury has occurred.

Utilization review

During the three-month periods ended March 31, 2021 and 2020, utilization review revenue was $265,604 and $296,055, respectively.  The decrease of 10% in the 2021 period was primarily attributable to the loss of one customer and decreased activity from several others due to COVID-19. These decreases were partially offset by the addition of a new customer and increased activities from another customer.

Our customers retain us to review proposals for medical treatment. Utilization review is the review of medical treatment requests by providers to provide a safeguard for employers and injured workers against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, and timeliness of treatment. Its purpose is to reduce employer liability for medical costs that are not medically appropriate or approved by the relevant medical and legal authorities and the payor.

Medical bill review

During the three-month period ended March 31, 2021, medical bill review revenue increased 16% to $96,667 from $83,079 during the same period a year earlier.  This increase was due to an increase in volume of hospital bills reviewed. The increase was partially offset by the loss of a customer.

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

Medical case management

During the three months ended March 31, 2021 and 2020, medical case management revenue was $484,433 and $677,212, respectively. The decrease was primarily the result of the loss of two customers and a decrease in the number and amount of time spent on claims managed with existing customers. The decrease was partially offset by the addition of a new customer.

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

Other

Other fees consist of revenue derived from network access, lien representation, legal support services, Medicare-set-aside and workers’ compensation carve-outs services.  Other fee revenue for three-month periods ended March 31, 2021 and 2020, was $54,526 and $49,149, respectively. The increase was due to an increase in Medicare-set-asides processed and fewer claims accessing our network.

Expenses

Total expenses for the three months ended March 31, 2021 and 2020, were $1,203,769 and $1,381,728, respectively.  The 13% decrease was primarily due to decreases in depreciation, bad debt provision, consulting fees, salaries and wages, professional fees, insurance, outsource service fees, data maintenance and general and administrative.

Depreciation

During the three-month period ended March 31, 2021, we recorded depreciation expense of $12,619 compared to $17,231 during the comparable 2020 period.  The decrease in depreciation was due to equipment that had fully depreciated prior to the quarter ended March 31, 2021.

Consulting fees

Consulting fees decreased from $75,693 during the three months ended March 31, 2020, to $57,123 during the three months ended March 31, 2021. This decrease was the result of terminating a consultant and fewer consultant fees to assist with our insurance company acquisition search.

Salaries and wages

During the three-month period ended March 31, 2021, salaries and wages decreased 7% to $694,618 compared to $745,989 during the same period in 2020.  Salaries and wages were lower during the first quarter 2021 because we had fewer full-time employees.

Professional fees

For the three months ended March 31, 2021, we incurred professional fees of $65,829 compared to $87,226 during the three months ended March 31, 2020. The decrease in professional fees was mainly the result of fewer fees paid for outsourced medical case management services and lower fees paid to board members as a result of fewer board meetings being held during the three months ended March 31, 2021. These reductions were partially offset by increased professional fees paid for outsourced accounting services.

Insurance

During the three-month period ended March 31, 2021, we incurred insurance expenses of $86,696, a 9% decrease over the same three-month period in 2020.  The decrease in insurance expense was primarily attributable to decreases in our group health insurance premiums as we had fewer full-time employees in the first quarter of 2021. This decrease was partially offset by the increases in insurance expenses for business, director and officer liability, and workers’ compensation. We expect insurance fees to increase in May and August 2021, when our business insurances and current group health insurance plan are up for renewals, respectively.

Outsource service fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing general administrative tasks, utilization review, medical bill review, medical case management and Medicare set-aside services, and typically tend to increase and decrease in correspondence with increases and decreases in demand for those services. We incurred $101,803 and $106,114 in outsource service fees during the three-month periods ended March 31, 2021 and 2020, respectively. The decrease of $4,311 was the result of decreases in outsourced services fees due to several factors including timing differences on re-enrollment notice deliveries and changes in enrollment. We anticipate our outsource service fees will continue to move correspondingly with the levels of client claims.

Data maintenance

During the three-month period ended March 31, 2021 and 2020, data maintenance fees were $13,296 and $39,728, respectively.  The decrease of 67% was primarily the result of recording the costs of notification associated with a customer’s annual HCO and MPN renotifications during the three-month period ended March 31, 2021 when compared to the same period in 2020. Data maintenance fees tend to fluctuate from month to month depending on when new customers are enrolled, when the annual renewal of existing customer notification is due, and how many new employees our customers enroll in our HCO or MPN program.

General and administrative

During the three-month period ended March 31, 2021, general and administrative expenses decreased 20% compared to the three-month period ended March 31, 2020. This decrease was primarily attributable to decreases in dues and subscriptions, equipment and repairs, IT enhancements, licenses and permits, office supplies, parking, postage and delivery, rent expense – equipment, shareholders’ expenses, travel and entertainment, vacation, and miscellaneous expenses, partially offset by increases in auto expenses, bank charges, telephone, and rent. These changes in general and administrative expenses are largely the result of COVID-19-related changes to how we have conducted business since March 2020.

Income from Operations

Income from operations decreased 30% during the three-month period ended March 31, 2021, when compared to the same period in 2020, as the result of the 15% decrease in revenue, which was only partially offset by the 13% decrease in expenses.

Other Income (Expense)

In February 2021, the principal and interest on the PPP loans issued to PHCO, MMC and MMM in April and May 2020, were forgiven in full. As a result, we realized total other income of $460,700 during the quarter ended March 31, 2021. During the corresponding period ended March 31, 2020, we realized no other income (expense).

Income Tax Provision

We realized income before taxes of $581,293 and $171,181 during the three-month periods ended March 31, 2021 and 2020, respectively. The increase in income before taxes was the result of income realized from forgiveness of Paycheck Protection Program loans, which totaled $460,700, partially offset by lower income from operations. The 54% increase of income tax provision was the combination of decreases in federal and state taxes on operating income and no federal taxation on Paycheck Protection Program loan forgiveness income, partially offset by increases in state income tax provision as it applies to Paycheck Protection Program loan income.

Net Income

During the three-month period ended March 31, 2021, net income was $507,285 compared to $123,128 for the same period in 2020. This increase of $384,157, was the result of other income realized from the forgiveness of Paycheck Protection Program loans and interest in the amount of $464,386, partially offset by a $50,588 decrease in income from operations.

Liquidity and Capital Resources

As of March 31, 2021, we had cash on hand of $9,909,751 compared to $9,498,457 as of December 31, 2020. The $411,294 increase was primarily the result of net cash provided by our operating activities, partially offset by cash used in investing activities. Net cash provided by our operating activities was the result of a decrease in income from operations coupled with increases in deferred rent asset, accounts payable, accrued expenses, income tax payable, and unearned revenue and decreases in accounts receivable, receivable – other, deferred rent expense and prepaid expense.

We used $3,234 in investing activities to purchase computers, furniture and equipment.

In February 2021, we received full loan and interest forgiveness of the three Paycheck Protection Program loans received by PHCO, MMC and MMM in the amounts of $134,467, $60,077, and $269,842, respectively.

Since July 2020, we have not laid off or otherwise reduced our workforce because of COVID-19. As noted above, we have taken advantage of and may in the future avail ourselves of federal, state or local government programs to protect our workforce as management and our board of directors determine to be in the best interest of the Company and our shareholders.

Historically, we have generally realized positive cash flows from operating activities, which, coupled with positive reserves of cash on hand have been used to fund our operating expenses and obligations. Management currently believes that absent any unanticipated COVID-19 impact, including, but not limited to a significant longer-term downturn in the economy or the loss of several major customers within a condensed period, cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses over the next twelve months.

As the impact of the COVID-19 pandemic continues to play out in our industry and the broader economy, we believe our strong cash position, could allow us to identify and capitalize on potential opportunities to expand our current businesses or enter into new industries, such as the insurance industry. The opportunities are anticipated to emerge through the acquisition of existing businesses that may have insufficient resources to overcome the impacts of the pandemic or through the creation of new lines of business by the Company.  Depending upon the nature of the opportunities we identify, such acquisitions or expansion could require greater capital resources than we currently possess.  Should we need additional capital resources, we could seek to obtain such through debt and/or equity financing.  We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining equity or debt financing when needed on favorable terms, or at all.  We could also use shares of our capital stock as consideration for a business acquisition transaction, but there is also no assurance that there would be significant market interest in our capital stock.

Cash Flow

During the three months ended March 31, 2021, cash was primarily used to fund operations. We had a net increase in cash of $411,294 during the three months ended March 31, 2021, compared to a net increase of $385,117 during the three months ended March 31, 2020. See below for additional information.

	For the three months ended March 31,
	2021 (unaudited)	2020 (unaudited)

Net cash provided by operating activities	$414,528	$404,754
Net cash used in investing activities	(3,234)	(19,637)
Net cash provided by financing activities	-	-

Net increase in cash	$411,294	$385,117

During the three months ended March 31, 2021 and 2020, net cash provided by operating activities was $414,528 and $404,754, respectively. As discussed herein, we realized net income of $507,285 during the three months ended March 31, 2021, compared to net income of $123,128 during the three months ended March 31, 2020. The increase of $9,774 in cash flow from operating activities was primarily the result of a decrease in income from operations together with increases in deferred rent asset, accounts payable, accrued expenses, income tax payable, and unearned revenue and decreases in accounts receivable, receivable – other, deferred rent expense, and prepaid expenses.

Net cash used in investing activities was $3,234 and $19,637 during the three-month periods ended March 31, 2021 and 2020, respectively.  Net cash used in investing activities was lower by $16,403 during the three-month period ended March 31, 2021, because of a decrease in expenditures for computers, furniture, and equipment.

Contractual Obligations and Contingencies

Smaller reporting companies are not required to provide this information.

Off-Balance Sheet Financing Arrangements

As of March 31, 2021, we had no off-balance sheet financing arrangements.

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

Revenue Recognition: We recognize revenue when control of the promised services is transferred to our customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As we complete our performance obligations which are identified below, we have an unconditional right to consideration as outlined in our contracts with our customers. Generally, our accounts receivables are expected to be collected in 30 days in accordance with the underlying payment terms.

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

Allowance for Uncollectible Accounts: We determine our allowance for uncollectible accounts by considering a number of factors, including the length of time trade accounts receivables are past due, our previous loss history, the customers’ current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivables when they become uncollectible.

We must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our past experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and bad debt allowance estimates, collection of accounts receivables, cash flows, and results of operations. Two customers accounted for 10% or more of accounts receivable at March 31, 2021 and 2020, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.       Risk Factors

Management does not believe there have been any material changes to the risk factors listed in Part I, “Item 1A, Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020.  These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

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

Exhibit 101

The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	May 17, 2021	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	May 17, 2021	/s/ Kristina Kubota
Kristina Kubota Chief Financial Officer