Form 10-Q
period 2021-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2021-08-12
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 11, 2021, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$10,100,636	$9,498,457
Accounts receivable, net of allowance of $8,433 and $19,404	719,045	1,063,090
Prepaid income tax	20,203	-
Receivable – other	3,000	4,000
Prepaid expenses	74,666	82,499
Total current assets	10,917,550	10,648,046

Property and Equipment, net
Computer equipment	513,307	507,873
Furniture and fixtures	226,323	226,323
Office equipment	9,556	9,556
Total property and equipment	749,186	743,752
Less: accumulated depreciation and amortization	(644,012)	(620,705)
Net property and equipment	105,174	123,047
Operating lease right-of-use assets, net	205,242	309,282
Other assets	26,788	26,788
Total Assets	$11,254,754	$11,107,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$33,590	$80,134
Accrued expenses	256,676	275,152
Income tax payable	-	61,828
Deferred rent expense	8,841	2,725
Deferred tax liabilities	19,413	19,413
Dividend payable	37,000	37,000
Operating lease liabilities, current portion	205,242	243,049
Paycheck protection program loans, current portion	12,727	311,118
Unearned revenue	43,711	31,544
Total current liabilities	617,200	1,061,963

Long Term Liabilities
Operating lease liabilities, long-term portion	-	66,233
Paycheck protection program loans, long-term portion	206,173	149,582
Total Liabilities	823,373	1,277,778

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding	$16	$16
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 12,800,000 shares issued and outstanding	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	10,002,508	9,400,512
Total Stockholders’ Equity	10,431,381	9,829,385

Total Liabilities and Stockholders’ Equity	$11,254,754	$11,107,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended June 30,		For six months ended June 30,
	2021	2020	2021	2020
Revenues
HCO	$356,011	$325,247	$647,265	$651,912
MPN	126,785	118,317	258,663	239,066
Utilization review	273,072	251,728	538,676	547,783
Medical bill review	78,093	82,083	174,760	165,162
Medical case management	458,423	587,318	942,856	1,264,530
Other	51,067	101,813	105,593	150,962
Total revenues	1,343,451	1,466,506	2,667,813	3,019,415

Expenses
Depreciation	10,688	15,363	23,307	32,594
Bad debt provision	494	-	494	101
Consulting fees	58,399	61,664	115,522	137,357
Salaries and wages	698,985	797,738	1,393,603	1,543,727
Professional fees	80,127	67,542	145,956	154,768
Insurance	69,111	88,230	155,807	183,023
Outsource service fees	92,355	137,679	194,158	243,793
Data maintenance	50,080	13,084	63,376	52,812
General and administrative	151,540	137,022	323,325	351,875
Total expenses	1,211,779	1,318,322	2,415,548	2,700,050

Income from operations	131,672	148,184	252,265	319,365

Other income (expense)
Paycheck protection program loan forgiveness income	-	-	464,386	-
Paycheck protection program loan interest expense	-	-	(3,686)	-
Total other income (expense)	-	-	460,700	-

Income before taxes	131,672	148,184	712,965	319,365
Income tax provision	36,961	41,595	110,969	89,648

Net income	$94,711	$106,589	$601,996	$229,717

Basic earnings per share:
Earnings per share amount	$0.01	$0.01	$0.05	$0.02
Basic common shares outstanding	12,800,000	12,800,000	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.01	$0.01	$0.05	$0.02
Fully diluted common shares outstanding	12,816,000	12,816,000	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2019	16,000	$16	12,800,000	$12,800	$416,057	$8,850,942	$9,279,815
Net Income	-	-	-	-	-	123,128	123,128
Balances at March 31, 2020	16,000	$16	12,800,000	$12,800	$416,057	$8,974,070	$9,402,943
Net Income	-	-	-	-	-	106,589	106,589
Balances at June 30, 2020	16,000	$16	12,800,000	$12,800	$416,057	$9,080,659	$9,509,532

Balances at December 31, 2020	16,000	$16	12,800,000	$12,800	$416,057	$9,400,512	$9,829,385
Net Income	-	-	-	-	-	507,285	507,285
Balances at March 31, 2021	16,000	$16	12,800,000	$12,800	$416,057	$9,907,797	$10,336,670
Net Income	-	-	-	-	-	94,711	94,711
Balances at June 30, 2021	16,000	$16	12,800,000	$12,800	$416,057	$10,002,508	$10,431,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$601,996	$229,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,307	32,594
Bad debt provision	494	101
Paycheck protection program loan forgiveness	(460,700)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	343,551	99,779
Decrease in receivable - other	1,000	4,500
Decrease in prepaid expenses	7,833	1,785
Increase (decrease) in accounts payable	(46,544)	29,740
Increase (decrease) in deferred rent expense	6,116	(12,856)
Decrease in accrued expenses	(18,476)	(33,465)
Decrease in income tax payable	(61,828)	-
Decrease (increase) in prepaid income tax	(20,203)	89,648
Increase in unearned revenue	12,167	2,995
Net cash provided by operating activities	388,713	444,538

Cash flows from investing activities:
Purchase of furniture and office equipment	(5,434)	(42,577)
Net cash used in investing activities	(5,434)	(42,577)

Cash flows from financing activities:
Proceeds from paycheck protection program loans	218,900	460,700
Net cash provided by financing activities	218,900	460,700
Increase in cash	602,179	862,661

Cash at beginning of period	9,498,457	8,104,164
Cash at end of period	$10,100,636	$8,966,825

Supplemental cash flow information
Cash paid for:
Interest	$(3,686)	$-
Income taxes	$193,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations. The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, the Company recommends these interim condensed consolidated financial statements be read in conjunction with its audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2020. Operating results for the six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

The Company derives its revenue from the sale of managed care, bill review, utilization review and medical case management services. These services are billed individually as separate components to the Company’s customers. These fees include monthly administration fees, claim network fees, legal support fees, Medicare set-aside fees, lien service fees, workers’ compensation carve-outs, flat rate fees or hourly fees depending on the agreement with the customer.

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021

(Unaudited)

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by dates of invoices. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. In order to assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts, and the overall national economy. At June 30, 2021 and  December 31, 2020, bad debt reserves of $8,433 and $19,404, respectively, was a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of June 30, 2021 and December 31, 2020, are as follows:

	6/30/2021	12/31/2020
Customer A	24%	21%
Customer B	11%	12%

Significant Customers - The Company provides services to insurers, third party administrators, self-administered employers, municipalities, and other industries. The Company is able to provide its full range of services to virtually any size employer in the state of California. Outside the state of California, the Company is able to provide utilization review, medical bill review and medical case management services.

During the period ended June 30, 2021 and 2020, the Company had two customers that accounted for more than 10% of its total sales. The following table sets forth details regarding the percentages of total sales attributable to the Company’s significant customers in the past two years:

	6/30/2021	6/30/2020
Customer A	29%	23%
Customer B	11%	7%

Leases - The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”). Lease expense is recognized on a straight-line basis over the lease term. See Note 2 for further information regarding the Company’s leases.

NOTE 2 - OPERATING LEASES

In July 2015, the Company entered a 79-month lease to lease approximately 9,439 square feet of office space that commenced in September 2015. This office space serves as the Company’s principal executive offices, as well as, the principal offices of its operating subsidiaries. In March 2017, the Company entered a 39-month operating lease for an office copy machine with scanner with monthly payment at $1,723, commencing in April 2017, and ended in June 2020.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021

(Unaudited)

The components of lease expense and supplemental cash flow information related to leases for the periods are as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statement of operations)	$51,459	$124,405

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2021	$51,459	$124,405
Weighted average remaining lease term – operating leases (in years)	0.83 years	0.83 years
Average discount rate – operating leases	5.75%	5.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At June 30, 2021	At December 31, 2020
Operating leases
Operating lease right-of-use assets, net	$205,242	$309,282
Short-term operating lease liabilities	$205,242	$243,049
Long-term operating lease liabilities	-	66,233
Total operating lease liabilities	$205,242	$309,282

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2021 (remaining 6 months)	$141,019
2022	71,359
Total lease payments	212,378
Less: Imputed interest/present value discount	(7,136)
Present value of lease liabilities	$205,242

Lease expenses were $51,459 and $77,466 during the three months ended June 30, 2021 and 2020, respectively, and $124,405 and $153,217 during the six months ended June 30, 2021 and 2020, respectively.

NOTE 3 - PAYCHECK PROTECTION PROGRAM LOANS

In April and May 2020, Pacific Health Care Organization, Inc. (“PHCO”), Medex Managed Care, Inc. (“MMC”) and Medex Medical Management, Inc. (“MMM”) received loans pursuant to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act Paycheck Protection Program. PHCO received a loan in the amount of $133,400 (the “PHCO PPP Loan”). The PHCO PPP Loan interest rate was 1.0% per annum. MMM and MMC received loans of $267,700 and $59,600, respectively (collectively the “Medex Companies PPP Loans”). The Medex Companies PPP Loans interest rate was also 1.0% per annum.

In February 2021, the principal and interest on the PHCO PPP Loan and the Medex Companies PPP Loans were forgiven in full. The total amount of the loan and interest forgiven for PHCO was $133,400 and $1,067, respectively. The total amount of the principal and interest forgiven for MMM was $267,700 and $2,142, respectively. The total amount of the principal and interest forgiven for MMC was $59,600 and $477, respectively. The funds were used for qualifying expenses as described in the CARES Act, namely payroll, rent, utilities and group health insurance benefits.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021

(Unaudited)

Economic Aid Act

On April 1, 2021, Company subsidiary MMM received a loan pursuant to section 311 of the Economic Aid Act Paycheck Protection Program Second Draw Loans in the amount of $218,900 from First Citizens Bank (the “Second Draw PPP Loan”). The Second Draw PPP Loan bears an interest rate of 1.0% per annum and is payable monthly commencing on February 28, 2022, if loan forgiveness is not requested by that date. The loan funds are eligible for full forgiveness if used for qualifying expenses, such as payroll, group health benefits, rent and utilities.

NOTE 4 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Item 2.   Management’s Discussion and Analysis of Financial Statements and Results of Operations

This quarterly report on Form 10-Q (“quarterly report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management. For this purpose any statement contained in this quarterly report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to statements about future demand for the products and services we offer, changes in the composition of the products and services we offer, the impact of the loss of one or more major customers, our ability to add new customers to replace the loss of current customers, the regulatory environment in which we operate, future revenues, expenses, results of operations, liquidity, capital resources or cash flows, or our actions, intentions, plans, strategies and objectives and other risks and uncertainties detailed elsewhere in this quarterly report. Without limiting the foregoing, words such as “believe,” “expect,” “estimate,” “plan,” “objective,” “future,” “may,” “will,” “likely,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements or industry outcomes expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	the impact on our business of COVID-19, as well as its impacts on the workers’ compensation industry, the businesses of our customers and on the economy generally;
●	cost reduction efforts by our existing and prospective customers;
●	competition within our industry, including competition from much larger competitors;
●	business combinations among our customers or competitors;
●	legislative and regulatory requirements or changes which could render our services less competitive or obsolete;
●	our failure to successfully develop new services and/or products either organically or through acquisition, or to anticipate current or prospective customers’ needs;
●	our ability to retain existing customers and to attract new customers;
●	price increases;
●	cybersecurity and software system failures and breaches;
●	reductions in worker’s compensation claims or the demand for our services, from whatever source; and
●	delays, reductions, non-payment, or cancellations of contracts we have previously entered.

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

Impact of COVID-19 on our Business

To date, we have been able to adapt our business operations to a primarily remote workforce, with no material interruptions in service, data breaches, technology failures, or inability to complete mission-critical functions. So far, we have been able to effectively maintain contact with employees, partners, customers, and other related parties using technological solutions such as virtual meetings and enhanced collaboration programs and have developed policies and protocols to ensure department and employee performance quality is maintained despite the change in work setting. This has resulted in costs associated with maintaining a remote workforce, including reimbursing employees for internet, phone, and office supply expenses; costs of sanitizing and cleaning the office after potential COVID-19 exposure events; costs of cleaning and PPE supplies; additional computer hardware costs; and some administrative burdens in complying with California laws and regulations related to COVID-19 safety.

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

As of the date of this report, California has lifted its COVID-19 restrictions and businesses now are able to resume full operations. California has seen a recent surge in new COVID-19 cases and in some counties have resumed requiring masks indoors. Despite the lifting of COVID-19 restrictions, we anticipate that our affected customers will continue to experience lower than normal business volume and employee counts due to the pandemic.

California has passed legislation to address employer liability in workers’ compensation for COVID-19 cases. At this time, the extent to which workers’ compensation will be used to address COVID-19 treatment in California is unclear.

In April 2020, the Department of Labor issued regulations to implement the Families First Coronavirus Response Act (“FFCRA”) which provided employees paid leave for COVID-19 related illness for themselves and/or a family member and provided employers with tax credits. The FFRCA expired on December 31, 2020. In March 2021, the American Rescue Plan Act (“ARPA”) was signed into law. The ARPA makes tax credits available to employers with fewer than 500 employees who voluntarily choose to grant employees paid leave under the FFCRA through September 30, 2021, and updates certain FFCRA leave provisions. We voluntarily chose to extend the FFCRA paid leave through September 30, 2021 to employees for qualifying reasons and take the tax credits.

In March 2021, California passed its own COVID-19 Supplemental Paid Sick Leave law (“CA SPSL”). It provides employees paid leave for COVID-19 related reasons such as caring for themselves, family members, or for vaccine related appointments or illnesses caused by COVID-19 or the vaccine from January 1, 2021 through September 30, 2021. The CA SPSL allows for employees to retroactively request reimbursement for qualifying leave or to use it towards future requests through September 30, 2021.

In April and May 2020, PHCO, MMM and MMC were granted a Paycheck Protection Program (“PPP”) loans in the aggregate amount of $460,700. In the spirit of the PPP loan program policy, which was to protect the continued economic stability of employees, the majority of the PPP loan amounts went towards payroll and employee benefit expenses. In February 2021, PHCO, MMC, and MMM received full forgiveness of their PPP loans including interest. MMM was eligible for and received a Second Draw PPP Loan in the amount of $218,900 on April 1, 2021. This Second Draw PPP Loan can qualify for full loan forgiveness if the disbursements meet the required forgiveness criteria.

On June 15, 2021, the Governor of California terminated the executive order that put into place the Stay Home Order and Blueprint for a Safer Economy. This removed restrictions on physical distancing, capacity limits on businesses, and the county tiers system. As the pandemic is still ongoing, we have elected to allow employees to continue working remotely as a safety precaution, and currently anticipate maintaining a significant portion of our workforce fully remote after the pandemic.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following represents selected components of our consolidated results of operations for the three-month periods ended June 30, 2021 and 2020, respectively, together with changes from period-to-period:

	For three months ended June 30,
	2021	2020	Amount Change	% Change
Revenues:
HCO	$356,011	$325,247	$30,764	9%
MPN	126,785	118,317	8,468	7%
Utilization review	273,072	251,728	21,344	8%
Medical bill review	78,093	82,083	(3,990)	(5%)
Medical case management	458,423	587,318	(128,895)	(22%)
Other	51,067	101,813	(50,746)	(50%)
Total revenues	1,343,451	1,466,506	(123,055)	(8%)

Expense:
Depreciation	10,688	15,363	(4,675)	(30%)
Bad debt provision	494	-	494	-
Consulting fees	58,399	61,664	(3,265)	(5%)
Salaries and wages	698,985	797,738	(98,753)	(12%)
Professional fees	80,127	67,542	12,585	19%
Insurance	69,111	88,230	(19,119)	(22%)
Outsource service fees	92,355	137,679	(45,324)	(33%)
Data maintenance	50,080	13,084	36,996	283%
General and administrative	151,540	137,022	14,518	11%
Total expenses	1,211,779	1,318,322	(106,543)	(8%)

Income from operations	131,672	148,184	(16,512)	(11%)

Income before taxes	131,672	148,184	(16,512)	(11%)
Income tax provision	36,961	41,595	(4,634)	(11%)

Net income	$94,711	$106,589	$(11,878)	(11%)

Revenue

HCO

During the three-month periods ended June 30, 2021 and 2020, HCO revenues were $356,011 and $325,247, respectively. The 9% increase was due to an increase in claims activity and renegotiation of certain deliverables to an existing customer, partially offset by the loss of two customers in 2021. HCO revenue is generated largely from fees charged to our employer customers for access to our HCO networks, per claim fees, notification fees and fees for other ancillary services the employer customers using our HCO networks may select. HCO notifications are mailed out annually and handed out by the employer for all new hires.

MPN

MPN revenue for the three-month periods ended June 30, 2021 and 2020, were $126,785 and $118,317, respectively, an increase of 7%. The increase in MPN revenue was for higher claim network fees for reported workplace injuries. Like HCO revenue, MPN revenue is generated largely from fees charged to our employer customers for access to our MPN networks, per claim fees and fees for other ancillary services the employer customers using our MPN networks may select. Unlike the HCO, MPNs do not require annual notifications. MPNs only require a notice be given to an injured worker at the time the employer is notified by the injured worker that an injury has occurred.

Utilization Review

During the three-month periods ended June 30, 2021 and 2020, utilization review revenue was $273,072 and $251,728, respectively. The increase of $21,344 in the 2021 period was due to an increase in utilization reviews from existing customers and an existing customer adding utilization review at the end of the second quarter in 2020, partially offset by the loss of two customers in the second quarter of 2021.

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

Medical Bill Review

During the three-month period ended June 30, 2021, medical bill review revenue decreased by $3,990, when compared to the same period a year earlier. The decrease was due to the loss of a customer in the second quarter of 2021 and a decrease in hospital and medical bills reviewed from other customers.

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

Medical Case Management

During the three-month periods ended June 30, 2021 and 2020, medical case management revenue was $458,423 and $587,318, respectively. The decrease in medical case management revenue of $128,895 was due to a decrease in the number of claims managed with existing customers, partially offset by increases in medical case management from an existing customer that added the service in the third quarter of 2020. We expect that medical case management revenue will continue to be lower through the remainder of 2021.

Medical case management keeps medical treatment claims progressing to a resolution and assures treatment plans are aligned from a medical perspective. Medical oversight is a collaborative process that assesses, evaluates, coordinates, implements and monitors medical treatment plans and the options and services required to meet an injured worker’s health needs. A medical case manager acts as a liaison between the injured worker, claims adjuster, medical providers, and attorneys to achieve optimal results for injured workers and customers. We work to manage the number of nurses in our program to maintain our ratio of claims per nurse at a level that ensures timely and appropriate medical care is given to the injured worker and facilitates faster claims closures for our customers.

Other

Other revenue consists of revenue derived from network access, lien representation, legal support services, Medicare set-aside and workers’ compensation carve-out services. Other revenue for three-month periods ended June 30, 2021 and 2020, were $51,067 and $101,813, respectively. The decrease in other revenue of 50% was the result of fewer Medicare set-aside claims processed due to its seasonality and we expect it to increase during the remainder of 2021.

Expenses

Total expenses for the three months ended June 30, 2021 and 2020, were $1,211,779 and $1,318,322, respectively. The 8% decrease in expenses was the result of decreases in depreciation, consulting fees, salaries and wages, insurance, and outsource service fees, partially offset by increases in bad debt provision, professional fees, data maintenance, and general and administrative.

Depreciation

During the three-month period ended June 30, 2021, we recorded depreciation expense of $10,688 compared to $15,363 during the comparable 2020 period. The decrease in depreciation was primarily attributable to certain fixed assets being fully depreciated during the three months ended June 30, 2021, partially offset by the purchasing of new fixed assets.

Consulting Fees

During the three months ended June 30, 2021, consulting fees decreased to $58,399 from $61,664 compared to the three months ended June 30, 2020. The 5% decrease was the result of lower consulting fees for our information systems due to a reduction in the number of consultants retained as compared to the second quarter of 2020.

Salaries and Wages

During the three-month period ended June 30, 2021, salaries and wages decreased by 12% when compared to the same period in 2020. This decrease was the result of a layoff of four employees in July 2020, due a decrease in our revenue because of the COVID-19 pandemic. Subsequent to the quarter end, in July 2021, we laid off two additional employees. As a result of these layoffs, we expect salaries and wages to continue to be lower throughout 2021 than they were in 2020.

Professional Fees

For the three months ended June 30, 2021, professional fees increased by 19% from $67,542 to $80,127 when compared to the three months ended June 30, 2020. The increase in professional fees was the result of increases in accounting, legal expenses, and other professional fees, partially offset by decreases in medical consultant fees.

Insurance

During the three-month period ended June 30, 2021, we incurred insurance expenses of $69,111, a 22% decrease over the same three-month period in 2020. The decrease in insurance expenses was primarily attributed to lower medical insurance premiums as a result of our reduced workforce and lower insurance expenses for business, directors’ and officers’ liability, and workers’ compensation for the three-month period of 2021 compared to the same period of 2020.

Outsource Service Fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing some functions of utilization review, medical bill review, Medicare set-aside services and field case management and typically tends to increase and decrease in correspondence with increases and decreases in demand for those services. We incurred $92,355 and $137,679 in outsource service fees during the three-month periods ended June 2021 and 2020, respectively. The decrease of 33% was due to a decrease in volume from our customers that required outsource services for Medicare-set-asides and medical bill review, the loss of two utilization review customers in the second quarter of 2021 and fewer field case management assignments.

Data Maintenance

During the three-month periods ended June 30, 2021 and 2020, data maintenance fees were $50,080 and $13,084, respectively. The increase of $36,996 was primarily the result of a customer’s annual HCO renotification coupled with an increase in new hire notifications during the three-month period ended June 30, 2021, when compared to the same period in 2020. We believe this significant increase is more attributable to the timing for the occurrence of certain events than an indication of a trend to significantly higher data maintenance fees expense in future periods.

General and Administrative

During the three-month period ended June 30, 2021, general and administrative expenses increased 11% to $151,540 when compared to the three-month period ended June 30, 2020. This increase of $14,518 was primarily attributable to increase in auto expenses, bank charges, office supplies, miscellaneous expenses, office rent, travel & entertainment, vacation expense, partially offset by decreases in advertising, dues & subscriptions, IT enhancement, licenses and permits, parking, postage, printing & reproduction, rent expense for equipment, shareholders’ expense, and telephone expenses.

Income from Operations

As a result of the $123,055 decrease in total revenue during the three-month period ended June 30, 2021, and the $106,543 decrease in total expenses during the same period, our income from operations decreased $16,512, or 11%, during the three-month period ended June 30, 2021, when compared to the same period in 2020.

Income Tax Provision

We realized a $4,634, or 11%, decrease in our income tax provision during the three-month period ended June 30, 2021, compared to the three-month period ended June 30, 2020, because of the decrease in net income realized in the 2021 period.

Net Income

During the three-month period ended June 30, 2021, we realized an 8% decrease in both total revenues and total expenses and an 11% decrease in our provision for income tax when compared to the same period in 2020. As a result, we realized a net decrease of $11,878, or 11%, in net income during the three-month period ended June 30, 2021, compared to the three-month period ended June 30, 2020.

Comparison of six months ended June 30, 2021 and 2020

The following represents selected components of our consolidated results of operations, for the six-month periods ended June 30, 2021 and 2020, respectively, together with changes from period-to-period:

	For six months ended June 30,
	2021	2020	Amount Change	% Change
Revenues:
HCO	$647,265	$651,912	$(4,647)	(1%)
MPN	258,663	239,066	19,597	8%
Utilization review	538,676	547,783	(9,107)	(2%)
Medical bill review	174,760	165,162	9,598	6%
Medical case management	942,856	1,264,530	(321,674)	(25%)
Other	105,593	150,962	(45,369)	(30%)
Total revenues	2,667,813	3,019,415	(351,602)	(12%)

Expense:
Depreciation	23,307	32,594	(9,287)	(28%)
Bad debt provision	494	101	393	389%
Consulting fees	115,522	137,357	(21,835)	(16%)
Salaries and wages	1,393,603	1,543,727	(150,124)	(10%)
Professional fees	145,956	154,768	(8,812)	(6%)
Insurance	155,807	183,023	(27,216)	(15%)
Outsource service fees	194,158	243,793	(49,635)	(20%)
Data maintenance	63,376	52,812	10,564	20%
General and administrative	323,325	351,875	(28,550)	(8%)
Total expenses	2,415,548	2,700,050	(284,502)	(11%)

Income from operations	252,265	319,365	(67,100)	(21%)

Other income (expense)
Paycheck protection program loan forgiveness income	464,386	-	464,386	-
Paycheck protection program loan interest expense	(3,686)	-	(3,686)	-
Total other income (expense)	460,700	-	460,700	-

Income before taxes	712,965	319,365	393,600	123%
Income tax provision	(110,969)	(89,648)	21,321	24%

Net income	$601,996	$229,717	$372,279	162%

Revenue

HCO

During the six-month periods ended June 30, 2021 and 2020, HCO revenue was $647,265 and $651,912, respectively. The 1% decrease in HCO revenue was primarily attributable to the loss of three HCO customers and fewer custom network fees paid by customers to maintain custom provider lists. These decreases were partially offset by an increase in the number of claims from other customers and renegotiation of certain deliverables to an existing customer.

MPN

MPN revenue for the six-month periods ended June 30, 2021 and 2020, was $258,663 and $239,066, respectively, an increase of 8%, due to an increase in the number of claims reported by two customers. Like HCO revenue, MPN revenue is generated largely from fees charged to our employer customers for access to our MPN networks, per claim fees and fees for other ancillary services the employer customers using our MPN networks may select.

Utilization Review

During the six-month periods ended June 30, 2021 and 2020, utilization review revenue was $538,676 and $547,783, respectively. The decrease of 2% in the 2021 period was primarily attributable to decreased utilization reviews from the loss of two customers and fewer utilization reviews submitted by medical providers; partially offset by an existing customer adding utilization review in the second quarter of 2020.

Medical Bill Review

During the six-month period ended June 30, 2021, medical bill review revenue increased by 6% to $174,760 from $165,162 when compared to the same period a year earlier. This increase was due to an increase in hospital bills and non-hospital bills reviewed, partially offset by the loss of a customer in the second quarter of 2021.

Medical Case Management

During the six months ended June 30, 2021 and 2020, medical case management revenue was $942,856 and $1,264,530, respectively. The 25% decrease in medical case management revenue was primarily the result of the loss of two customers and a decrease in the number and amount of time spent on claims managed with existing customers. The decrease was partially offset by the addition of a new customer during the first quarter of 2021. We expect to see lower medical case management revenue through the remainder of 2021.

Other

Other revenue for six-month periods ended June 30, 2021 and 2020, was $105,593 and $150,962, respectively. The decrease of $45,369 was primarily the result of a decrease in the volume of Medicare set-aside claims, partially offset by a customer utilizing our provider network, thus increasing the revenue from network access fees.

Expenses

Total expenses for the six months ended June 30, 2021 and 2020, were $2,415,548 and $2,700,050, respectively. The decrease of $284,502 was the result of decreases in depreciation, consulting fees, salaries and wages, professional fees, insurance, outsource service fees, and general and administrative expenses, which were partially offset by increases in bad debt provision and data maintenance.

Depreciation

During the six-month period ended June 30, 2021, we recorded depreciation expense of $23,307 compared to $32,594 during the comparable 2020 period. The decrease in depreciation was primarily attributable to equipment that had fully depreciated prior to the quarter ended June 30, 2021, partially offset by the purchasing of new fixed assets.

Consulting Fees

During the six months ended June 30, 2021, consulting fees decreased 16% to $115,522 from $137,357 during the six months ended June 30, 2020. This decrease of $21,835 was because we had fewer information systems consulting fees and fewer consultant fees related to our insurance company acquisition search.

Salaries and Wages

During the six-month period ended June 30, 2021, salaries and wages decreased 10% to $1,393,603 compared to $1,543,727 during the same period in 2020. The decrease was primarily the result of the layoff in the third quarter of 2020. As noted above, we expect salaries and wages to continue to be lower throughout 2021 than they were in 2020.

Professional Fees

For the six months ended June 30, 2021, we incurred professional fees of $145,956 compared to $154,768 during the six months ended June 30, 2020. The $8,812 decrease in professional fees was primarily the result of decreases in other professional fees and other medical case management fees resulting from decreased case management activity, partially offset by increases in accounting and legal professional fees.

Insurance

During the six-month period ended June 30, 2021, we incurred insurance expenses of $155,807, a 15% decrease over the same six-month period in 2020. The decrease in insurance expenses was primarily attributed to a decrease in medical insurance premiums as a result of our lower employee count and lower insurance expense for business, directors’ and officers’ liability, and workers’ compensation during the 2021 period compared to the 2020 period.

Outsource Service Fees

We incurred $194,158 and $243,793 in outsource service fees during the six-month periods ended June 2021 and 2020, respectively. The decrease of $49,635 was primarily the result fewer Medicare set-aside claims, medical bill review, and utilization review processed, partially offset by increase in outsource services for field medical case management fees.

Data Maintenance

During the six-month periods ended June 30, 2021 and 2020, data maintenance fees were $63,376 and $52,812, respectively. The increase of $10,564 was primarily the result of an increase in the number of employees enrolled in our HCO program with existing customers and an increase in new hire notifications during the six-month period ended June 30, 2021, when compared to the same period in 2020.

General and Administrative

During the six-month period ended June 30, 2021, general and administrative expenses decreased 8% to $323,325 when compared to the six-month period ended June 30, 2020. This decrease of $28,550 was primarily attributable to decreases in advertising, dues & subscriptions, equipment/repairs, IT enhancement, licenses & permits, parking, postage, printing & reproduction, rent expense for equipment, miscellaneous expenses, shareholders’ expense, travel & entertainment, partially offset by increases in auto expense, bank charges, office supplies, telephone, office rent, and vacation expense.

Income from Operations

Total revenue during the six-month period ended June 30, 2021, decreased by $351,602 to $2,667,813 compared to $3,019,415 in the same period in 2020. Our total expenses decreased by $284,502 during the six months ended June 30, 2021, compared to the same period in 2020. This led to a decrease in income from operations of $67,100, or 21%, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Other Income (Expense)

In February 2021, the principal and interest on the PPP loans issued to PHCO, MMC and MMM in April and May 2020, was forgiven in full. As a result, we realized total other income of $464,386 and other expense in the form of interest expense for the PPP loans of $3,686 in the six months ended June 30, 2021. During the corresponding period ended June 30, 2020, we realized no other income (expense).

Income Tax Provision

We realized an increase of $21,321 or 24%, in our income tax provision during the six-month period ended June 30, 2021 compared to the six months ended June 30, 2020, as the income realized from the PPP loan forgiveness is considered taxable income.

Net Income

During the six-month period ended June 30, 2021, total revenues was $2,667,813, a decrease of 12%, and our provision for income tax increased 24%. These changes were only partially offset by the 11% decrease in total expenses. As a result, we realized a $372,279, or 162% increase in net income during the six months ended June 30, 2021 when compared to the six months ended June 30, 2020. The increase in net income resulted primarily from the PPP loan forgiveness for PHCO, MMM, and MMC, plus interest in the amount of $464,386 that we received in February 2021.

Liquidity and Capital Resources

As of June 30, 2021, we had cash on hand of $10,100,636 compared to $9,498,457 on December 31, 2020. The $602,179 increase was the result of net cash provided by our operating activities and financing activities, partially offset by cash used in investing activities.

As of the date of this report, we have laid off six employees, including four in July 2020, and two in July 2021, as a result of the COVID-19 pandemic and loss of customers. As noted above, we have taken advantage of and may in the future avail ourselves of federal, state, or local government programs to protect our workforce as management and our board of directors determine to be in the best interest of the Company and our shareholders. We have focused on using our Second Draw PPP Loan for qualifying expenses, such as payroll, and currently plan to apply for forgiveness of the Second Draw PPP Loan when appropriate.

We currently have planned certain capital expenditures during the remainder of 2021 to decommission certain IT systems and move to another platform. We believe we have adequate capital on hand to cover these expenses and do not anticipate this will require us to seek outside sources of funding.

Historically, we have generally realized positive cash flows from operating activities, which coupled with positive reserves of cash on hand have been used to fund our operating expenses and obligations. Management currently believes that absent any unanticipated COVID-19 impact, including, but not limited to a significant longer-term downturn in the economy or the loss of several major customers within a condensed time period, cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses over the foreseeable future.

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

Cash Flow

During the six months ended June 30, 2021, cash was primarily used to fund operations. We had a net increase in cash of $602,179 during the six months ended June 30, 2021. See below for additional information.

	For the six months ended June 30,
	2021 (unaudited)	2020 (unaudited)

Net cash provided by operating activities	$388,713	$444,538
Net cash used in investing activities	(5,434)	(42,577)
Net cash provided by financing activities	218,900	460,700

Net increase in cash	$602,179	$862,661

During the six months ended June 30, 2021 and 2020, net cash provided by operating activities was $388,713 and $444,538, respectively, a decrease of $55,825. This decrease was primarily the result of decreases in net income, prepaid expenses, accounts receivable, receivable – other, accounts payable, accrued expenses, and income tax payable, partially offset by increases in allowance for bad debt, prepaid income tax, deferred rent expense, and unearned revenue.

Net cash used in investing activities was $5,434 and $42,577 during the six-month periods ended June 30, 2021 and 2020, respectively. During the six-month periods ended June 30, 2021 and 2020, net cash was used in investing activities to purchase computers and equipment.

Net cash provided by financing activities during the six months ended June 30, 2021 and 2020, was $218,900 and $460,700, respectively. During 2020 we received three PPP loans for PHCO, MMC and MMM in the amounts of $133,400, $59,600, and $267,700, respectively. These loans were forgiven in February 2021. In April 2021, MMM received a Second Draw PPP loan in the amount of $218,900.  We have focused on using these funds for qualifying expenses and plan to apply for loan forgiveness in the future.

Off-Balance Sheet Financing Arrangements

As of June 30, 2021, we had no off-balance sheet financing arrangements.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate our accounting policies, estimates, and judgments and base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Because of the inherent uncertainty in making estimates and judgments, actual results could differ from our estimates and judgments. We consider (i) revenue recognition, (ii) leases, (iii) allowance for uncollectible accounts, and (iv) income taxes to be the most critical accounting policies because they relate to accounting areas that require the most subjective or complex judgments by us, and, as such, could be most subject to revision as new information becomes available.

Revenue Recognition: We recognize revenue when control of the promised services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services. As we complete our performance obligations which are identified below, we have an unconditional right to consideration as outlined in our contracts with our customers. Generally, our accounts receivables are expected to be collected in 30 days in accordance with the underlying payment terms.

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

Allowance for Uncollectible Accounts: We determine our allowance for uncollectible accounts by considering several factors, including the length of time trade accounts receivables are past due, our previous loss history, the customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write off accounts receivables when they become uncollectible.

We must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and bad debt allowance estimates, collection of accounts receivables, cash flows, and results of operations. Two customers accounted for 10% or more of accounts receivable at June 30, 2021 and 2020, respectively.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed in Part I, Item 1A, Risk Factors in our Annual Report. These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition, or results of operations.

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

Exhibit 101

The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	August 12, 2021	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	August 12, 2021	/s/ Kristina Kubota
Kristina Kubota Chief Financial Officer