Form 10-Q
period 2021-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2021-11-12
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 12, 2021, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$10,155,151	$9,498,457
Accounts receivable, net of allowance of $8,433 and $19,404	786,112	1,063,090
Deferred rent assets	607	-
Receivable – other	3,000	4,000
Prepaid expenses	74,212	82,499
Total current assets	11,019,082	10,648,046

Property and Equipment, net
Computer equipment	520,072	507,873
Furniture and fixtures	226,323	226,323
Office equipment	9,556	9,556
Total property and equipment	755,951	743,752
Less: accumulated depreciation and amortization	(656,669)	(620,705)
Net property and equipment	99,282	123,047
Operating lease right-of-use assets, net	138,600	309,282
Other assets	26,788	26,788
Total Assets	$11,283,752	$11,107,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$59,005	$80,134
Accrued expenses	255,509	275,152
Income tax payable	9,783	61,828
Deferred rent expense	-	2,725
Deferred tax liabilities	19,413	19,413
Dividend payable	37,000	37,000
Operating lease liabilities, current portion	138,600	243,049
Paycheck protection program loans, current portion	35,024	311,118
Unearned revenue	37,315	31,544
Total current liabilities	591,649	1,061,963

Long Term Liabilities
Operating lease liabilities, long-term portion	-	66,233
Paycheck protection program loans, long-term portion	183,876	149,582
Total Liabilities	775,525	1,277,778

Commitments and Contingencies

Stockholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding	$16	$16
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 12,800,000 shares issued and outstanding	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	10,079,354	9,400,512
Total Stockholders’ Equity	10,508,227	9,829,385

Total Liabilities and Stockholders’ Equity	$11,283,752	$11,107,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended September 30,		For nine months ended September 30,
	2021	2020	2021	2020
Revenues
HCO	$289,117	$264,781	$936,382	$916,693
MPN	137,834	124,836	396,497	363,902
Utilization review	258,251	307,139	796,927	854,922
Medical bill review	117,685	77,075	292,445	242,237
Medical case management	439,073	590,784	1,381,929	1,855,314
Other	68,658	51,139	174,251	202,101
Total revenues	1,310,618	1,415,754	3,978,431	4,435,169

Expenses
Depreciation	12,657	14,122	35,964	46,716
Bad debt provision	-	11,000	494	11,101
Consulting fees	58,275	58,621	173,796	195,978
Salaries and wages	679,530	694,352	2,073,133	2,238,079
Professional fees	76,014	68,979	221,970	223,747
Insurance	86,527	91,951	242,334	274,974
Outsource service fees	109,926	115,803	304,085	359,596
Data maintenance	11,917	6,603	75,293	59,415
General and administrative	168,939	163,863	492,264	515,738
Total expenses	1,203,785	1,225,294	3,619,333	3,925,344

Income from operations	106,833	190,460	359,098	509,825

Other income (expense)
Paycheck protection program loan forgiveness income	-	-	464,386	-
Paycheck protection program loan interest expense	-	-	(3,686)	-
Total other income (expense)	-	-	460,700	-

Income before taxes	106,833	190,460	819,798	509,825
Income tax provision	29,987	53,463	140,956	143,111

Net income	$76,846	$136,997	$678,842	$366,714

Basic earnings per share:
Earnings per share amount	$0.01	$0.01	$0.05	$0.03
Basic common shares outstanding	12,800,000	12,800,000	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.01	$0.01	$0.05	$0.03
Fully diluted common shares outstanding	12,816,000	12,816,000	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances at December 31, 2019	16,000	$16	12,800,000	$12,800	$416,057	$8,850,942	$9,279,815
Net Income	-	-	-	-	-	123,128	123,128
Balances at March 31, 2020	16,000	$16	12,800,000	$12,800	$416,057	$8,974,070	$9,402,943
Net Income	-	-	-	-	-	106,589	106,589
Balances at June 30, 2020	16,000	$16	12,800,000	$12,800	$416,057	$9,080,659	$9,509,532
Net Income	-	-	-	-	-	136,997	136,997
Balances at September 30, 2020	16,000	$16	12,800,000	$12,800	$416,057	$9,217,656	$9,646,529

Balances at December 31, 2020	16,000	$16	12,800,000	$12,800	$416,057	$9,400,512	$9,829,385
Net Income	-	-	-	-	-	507,285	507,285
Balances at March 31, 2021	16,000	$16	12,800,000	$12,800	$416,057	$9,907,797	$10,336,670
Net Income	-	-	-	-	-	94,711	94,711
Balances at June 30, 2021	16,000	$16	12,800,000	$12,800	$416,057	$10,002,508	$10,431,381
Net Income	-	-	-	-	-	76,846	76,846
Balances at September 30, 2021	16,000	$16	12,800,000	$12,800	$416,057	$10,079,354	$10,508,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$678,842	$366,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,964	46,716
Bad debt provision	494	11,101
Paycheck protection program loan forgiveness	(460,700)	-

Changes in operating assets and liabilities:
Decrease in accounts receivable	276,484	79,375
Decrease in receivable – other	1,000	4,454
Decrease in prepaid expenses	8,287	51,865
Decrease in accounts payable	(21,129)	(4,515)
Decrease in deferred rent expense	(2,725)	(20,039)
(Decrease) increase in accrued expenses	(19,643)	43,507
Decrease in income tax payable	(52,045)	-
Increase in deferred rent assets	(607)	-
Decrease in prepaid income tax	-	135,111
Increase (decrease) in unearned revenue	5,771	(13,751)
Net cash provided by operating activities	449,993	700,538

Cash flows from investing activities:
Purchase of furniture and office equipment	(12,199)	(52,803)
Net cash used in investing activities	(12,199)	(52,803)

Cash flows from financing activities:
Proceeds from paycheck protection program loans	218,900	460,700
Net cash provided by financing activities	218,900	460,700
Increase in cash	656,694	1,108,435

Cash at beginning of period	9,498,457	8,104,164
Cash at end of period	$10,155,151	$9,212,599

Supplemental cash flow information
Cash paid for:
Interest	$(3,686)	$-
Income taxes	$69,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations. The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, the Company recommends these interim condensed consolidated financial statements be read in conjunction with its audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2020. Operating results for the nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

The Company enters arrangements for bundled managed care which includes various units of accounting such as network solutions and patient management, including managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis and are billed separately. The selling price for each unit of accounting is determined using the contract price. When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management services ratably over the life of the customer contract. Based upon prior experience in managed care, the Company estimates the deferral amount from when the customer’s claim is received to when the customer contract expires. Advance payments from subscribers and billings made in advance are recorded on the balance sheet as unearned revenue.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

(Unaudited)

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by dates of invoices. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. To assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of situations where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts, and the overall national economy. At September 30, 2021 and December 31, 2020, bad debt reserves of $8,433 and $19,404, respectively, were maintained in a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of September 30, 2021 and December 31, 2020, are as follows:

	9/30/2021	12/31/2020
Customer A	25%	21%
Customer B	10%	12%

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

During the period ended September 30, 2021 and 2020, the Company had two and three customers, respectively, that accounted for more than 10% of its total sales. The following table sets forth details regarding the percentages of total sales attributable to the Company’s significant customers in the past two years:

	9/30/2021	9/30/2020
Customer A	25%	21%
Customer B	11%	12%
Customer C	8%	10%

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

NOTE 2 - OPERATING LEASES

In July 2015, the Company entered a 79-month lease for approximately 9,439 square feet of office space, which lease commenced in September 2015. This office space serves as the Company’s principal executive offices, as well as the principal offices of its operating subsidiaries.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in such arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

(Unaudited)

The components of lease expense and supplemental cash flow information related to leases for the periods are as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statement of operations)	$80,246	$204,651

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2021	$80,246	$204,651
Weighted average remaining lease term – operating leases (in years)	0.58 years	0.58 years
Average discount rate – operating leases	5.75%	5.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At September 30, 2021	At December 31, 2020
Operating leases
Operating lease right-of-use assets, net	$138,600	$309,282
Short-term operating lease liabilities	$138,600	$243,049
Long-term operating lease liabilities	-	66,233
Total operating lease liabilities	$138,600	$309,282

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2021 (remaining 3 months)	$70,509
2022	71,359
Total lease payments	141,868
Less: Imputed interest/present value discount	(3,268)
Present value of lease liabilities	$138,600

Lease expenses were $80,246 and $72,687 during the three months ended September 30, 2021 and 2020, respectively, and $204,651 and $225,903 during the nine months ended September 30, 2021 and 2020, respectively.

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

(Unaudited)

Economic Aid Act

On April 1, 2021, MMM received a loan pursuant to section 311 of the Economic Aid Act Paycheck Protection Program Second Draw Loans in the amount of $218,900 from First Citizens Bank (the “Second Draw PPP Loan”). The Second Draw PPP Loan bears interest at a rate of 1.0% per annum and is payable monthly commencing on February 28, 2022, if loan forgiveness is not requested by that date. The loan funds are eligible for full forgiveness if used for qualifying expenses, such as payroll, group health benefits, rent and utilities.

NOTE 4 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and except as disclosed below, there are no material subsequent events to report.

On October 19, 2021, the Company completed short-form mergers with its wholly owned subsidiaries Medex Legal Support, Inc. (“MLS”), and Pacific Medical Holding Company (“PMHC”) and Industrial Resolutions Coalition (“IRC”). As a result of the short-form mergers the separate existence of MLS, PMHC and IRC terminated and the business, assets and liabilities of those entities have been transferred to PHCO and, as appropriate were transferred to the Company’s other subsidiaries. The Company continues to offer the services of IRC and MLS through its other subsidiaries. In addition to the services they currently offer, Medex Healthcare, Inc. (“Medex”) will now offer carve-out services and Medicare-set asides and Medex Managed Care, Inc. (“MMC”) will offer lien representation services.

Item 2. Management’s Discussion and Analysis of Financial Statements and Results of Operations

Certain information included in this quarterly report on Form 10-Q (“quarterly report”) and the documents incorporated by reference herein, if any, contain statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that could be forward-looking. You can recognize these statements through our use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “will,” “would,” other similar expressions and their negatives.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that could cause actual results to differ materially from any future results, expressed or implied, in forward looking statements. Such factors include, but are not limited to:

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

We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not place undue reliance on forward-looking statements. The forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and apply only as of the date of this report or the respective dates of the documents from which they incorporate by reference. Neither we nor any other person assumes any responsibility for the accuracy or completeness of forward-looking statements. Further, except to the extent required by law, we undertake no obligations to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

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

Overview

We incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc. We changed our name to Pacific Health Care Organization, Inc., in January 2001. In February 2001, we acquired Medex, a California corporation organized in March 1994, in a share for share exchange. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Medical Provider Networks (“MPNs”) in the state of California. In August 2001 we formed IRC, a California corporation, as a wholly owned subsidiary of PHCO. Prior to closing IRC, IRC oversaw and managed our Workers’ Compensation carve-outs services. In June 2010, we acquired MLS, a Nevada corporation incorporated in September 2009. Prior to closing MLS, MLS offered lien representation services and Medicare Set-aside services (“MSA”). In February 2012, we incorporated MMM, a Nevada corporation, as a wholly owned subsidiary of the Company. MMM is responsible for overseeing and managing medical case management services. In March 2011, we incorporated MMC, a Nevada corporation, as a wholly owned subsidiary of the Company. MMC oversees and manages the Company’s utilization review and bill review services. In October 2018, we incorporated PMHC, a Nevada corporation, as a wholly owned subsidiary of the Company to act as a holding company for future potential acquisitions.

In October 2021, to simplify business procedures, bookkeeping and administrative structure; and eliminate duplicative functions and reduce costs; we terminated the existence of IRC, MLS and PMHC and wound up those subsidiaries. The business, assets, liabilities, and services of those entities have been transferred to PHCO or its other subsidiaries. Medex will now offer our Workers’ Compensation carve-out services previously provided by IRC and Medicare-set asides previously managed by MLS and MMC will oversee the lien representation services previously offered by MLS.

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

We offer our customers access to our health care organizations (“HCOs”) and our medical provider networks (“MPNs”). We also provide medical case management, field medical case management, network access, utilization review, medical bill review, Workers’ Compensation carve-outs and Medicare set-aside services. Additionally, we offer lien representation and expert witness testimony, ancillary to our services. We provide our services as a bundled solution, as standalone services, or as add-on services.

Our core services focus on reducing medical treatment costs by enabling our customers to share control over the medical treatment process. This control is primarily obtained by participation in one of our medical treatment networks. We hold several government-issued licenses to operate medical treatment networks. Through Medex we hold two of a total of seven licenses issued by the state of California to establish and manage HCOs within the state of California. We also hold approvals issued by the state of California to act as an MPN and currently administer 26 MPNs. Our HCO and MPN programs provide our customers with provider networks within which our customers have some ability to direct the administration of employee claims. This is designed to decrease the incidence of fraudulent claims and disability awards and ensure injured employees receive the necessary back-to-work rehabilitation and training they need. Our medical bill and utilization review services provide oversight of medical billing and treatment requests, along with medical case management, which keeps medical treatment claims progressing to a resolution and assures treatment plans are aligned from a medical perspective.

Our customers include self-administered employers, insurers, third party administrators, municipalities, and others. Our principal customers are companies with operations located in the state of California where the high cost of Workers’ Compensation insurance is a critical problem for employers, though we are able to process medical bills nationally. Our provider networks, which are located only in California, are composed of providers experienced in treating worker injuries.

Our business generally has a long sales cycle, typically eight months or more. Once we have established a customer relationship and enrolled employees of our customers, we anticipate our revenue to adjust with the growth or retraction of our customers’ employee headcount. Throughout the year, we expect new employees and customers to be added while others terminate for a variety of reasons.

Impact of COVID-19 on our Business

To date, we have been able to adapt our business operations to a primarily remote workforce, with no material interruptions in service, data breaches, technology failures, or inability to complete mission-critical functions. We have been able to effectively maintain contact with employees, partners, customers, and other related parties using technological solutions such as virtual meetings and enhanced collaboration programs and have developed policies and protocols to ensure department and employee performance quality is maintained despite the change in work setting. This has resulted in costs associated with maintaining a remote workforce, including reimbursing employees for internet, phone, and office supply expenses; costs of sanitizing and cleaning the office after potential COVID-19 exposure events; costs of cleaning and PPE supplies; additional computer hardware costs; and some administrative burdens in complying with California laws and regulations related to COVID-19.

Revenue for our services is derived from our customers’ employee headcount and workers’ workplace injuries. During the periods covered by this report, several of our customers, including some of our largest customers, have had to suspend or significantly modify their operations during much or all of the pandemic. While California has lifted many of its restrictions, it is still trying to slow the spread of COVID-19 and certain counties and businesses have continued or reinstated masking and now have vaccine requirements. Despite the lifting of COVID-19 restrictions for most businesses, some of our customers continue to experience lower than normal business volume and employee counts due to the pandemic. Until the impacts of COVID-19 on our customers’ businesses lessen, employees return to more normal workloads and the occurrence of workplace injuries returns to more traditional levels, we anticipate our revenues will continue to be negatively affected.

California has passed legislation to address employer liability in Workers’ Compensation for COVID-19 cases. The law creates two rebuttable presumptions that COVID-19 illnesses contracted by specific categories of employees are work related and therefore eligible for workers’ compensation. The first presumption applies to COVID-19 workers’ compensation claims filed by peace officers, firefighters, first responders, and health care workers, and does not apply to our employees, though it may apply to our customers’ claims. The second presumption, for employers with five or more employees, applies to employees who test positive for COVID-19 during an outbreak at the employee’s specific place of employment. An outbreak occurs when a set number of employees – depending on the number of employees at the workplace – test positive for COVID-19 during a continuous 14-day period. This presumption applies to the Company. However, no Workers’ Compensation cases related to COVID-19 and/or via this California law have been filed against the Company to date.

In April 2020, the Department of Labor issued regulations to implement the Families First Coronavirus Response Act (“FFCRA”) which provided employees paid leave for COVID-19 related illness for themselves and/or a family member and provided employers with tax credits. The FFRCA expired on December 31, 2020. In March 2021, the American Rescue Plan Act (“ARPA”) was signed into law. The ARPA made tax credits available to employers with fewer than 500 employees who voluntarily chose to grant employees paid leave under the FFCRA through September 30, 2021 and updated certain FFCRA leave provisions. We voluntarily chose to extend the FFCRA paid leave to our employees through its expiration on September 30, 2021 and take the tax credits. Since its expiration, the company has ceased to offer COVID-19-specific paid leave benefits to its employees. Since its expiration, we have ceased to offer COVID-19-specific paid leave benefits to its employees. Family, medical, and other types of leave remain available to employees under existing company policy.

In March 2021, California passed its own COVID-19 Supplemental Paid Sick Leave law (“CA SPSL”). It provided employees paid leave for COVID-19 related reasons such as caring for themselves, family members, or for vaccine related appointments or illnesses caused by COVID-19 or the vaccine from January 1, 2021 through September 30, 2021. The CA SPSL allowed employees to retroactively request reimbursement for qualifying leave or to use it towards future requests through September 30, 2021. Employers whose employees utilized CA SPSL are eligible for federal tax credits to offset the costs of providing the CA SPSL. As of September 30, 2021, the CA SPSL paid leave expired. Therefore, we have ceased offering COVID-19-specific paid leave benefits to our employees. Family, medical, and other types of leave remain available to employees under existing Company policy.

In April and May 2020, PHCO, MMM and MMC were granted Paycheck Protection Program (“PPP”) loans in the aggregate amount of $460,700. In the spirit of the PPP loan program policy, which was to protect the continued economic stability of employees, most of the PPP loan amounts went towards payroll and employee benefit expenses. In February 2021, PHCO, MMC, and MMM received full forgiveness of their PPP loans including interest. MMM was eligible for and received a Second Draw PPP Loan in the amount of $218,900 on April 1, 2021. This Second Draw PPP Loan can qualify for full loan forgiveness if the disbursements meet the required forgiveness criteria.

In June 2021, the Governor of California terminated the executive order that put into place the Stay Home Order and Blueprint for a Safer Economy. This removed restrictions on physical distancing, capacity limits on businesses, and the county tiers system. We have elected to allow employees to continue working remotely as a safety precaution, and currently anticipate maintaining a significant portion of our workforce fully remote after the pandemic.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following represents selected components of our consolidated results of operations for the three-month periods ended September 30, 2021 and 2020, respectively, together with changes from period-to-period:

	For three months ended
	September 30,
	2021	2020	Amount Change	% Change
Revenues:
HCO	$289,117	$264,781	$24,336	9%
MPN	137,834	124,836	12,998	10%
Utilization review	258,251	307,139	(48,888)	(16%)
Medical bill review	117,685	77,075	40,610	53%
Medical case management	439,073	590,784	(151,711)	(26%)
Other	68,658	51,139	17,519	34%
Total revenues	1,310,618	1,415,754	(105,136)	(7%)

Expense:
Depreciation	12,657	14,122	(1,465)	(10%)
Bad debt provision	-	11,000	(11,000)	(100%)
Consulting fees	58,275	58,621	(346)	(1%)
Salaries and wages	679,530	694,352	(14,822)	(2%)
Professional fees	76,014	68,979	7,035	10%
Insurance	86,527	91,951	(5,424)	(6%)
Outsource service fees	109,926	115,803	(5,877)	(5%)
Data maintenance	11,917	6,603	5,314	80%
General and administrative	168,939	163,863	5,076	3%
Total expenses	1,203,785	1,225,294	(21,509)	(2%)

Income from operations	106,833	190,460	(83,627)	(44%)

Income before taxes	106,833	190,460	(83,627)	(44%)
Income tax provision	29,987	53,463	(23,476)	(44%)

Net income	$76,846	$136,997	$(60,151)	(44%)

Revenue

HCO

During the three-month periods ended September 30, 2021 and 2020, HCO revenue was $289,117 and $264,781, respectively. The 9% increase was due to an increase in claims activity and renegotiation of certain deliverables to an existing customer, partially offset by the loss of one customer in the third quarter of 2021. HCO revenue is generated largely from fees charged to our employer customers for access to our HCO networks, per claim fees, notification fees and fees for other ancillary services the employer customers using our HCO networks may select. HCO notifications are mailed out annually and handed out by the employer for all new hires.

MPN

MPN revenue for the three-month periods ended September 30, 2021 and 2020, was $137,834 and $124,836, respectively, an increase of 10%. The increase in MPN revenue was due to an increase in the number claims reported by existing customers which resulted in more claim network fees. Like HCO revenue, MPN revenue is generated largely from fees charged to our employer customers for access to our MPN networks, per claim fees and fees for other ancillary services the employer customers using our MPN networks may select. Unlike HCOs, MPNs do not require annual notifications. MPNs require a notice be given to an injured worker only at the time the employer is notified by the injured worker that an injury has occurred.

Utilization Review

During the three-month periods ended September 30, 2021 and 2020, utilization review revenue was $258,251 and $307,139, respectively. The decrease of $48,888 in the 2021 period was due to a decrease in utilization reviews from existing customers and the loss of two customers in 2021.

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

Medical Bill Review

During the three-month period ended September 30, 2021, medical bill review revenue increased by $40,610, to $117,685, compared to $77,075 during the same period a year earlier. The increase was mainly due to processing more medical and hospital bills from existing customers, partially offset by the loss of a customer in the third quarter of 2021.

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

Medical Case Management

During the three-month periods ended September 30, 2021 and 2020, medical case management revenue was $439,073 and $590,784, respectively. The decrease in medical case management revenue of $151,711 was primarily due to a decrease in the number of claims managed with existing customers.

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

Other

Other revenue consists of revenue derived from network access fees charged to non-HCO, non-MPN customers to access our network of medical providers, lien representation, legal support services, Medicare set-aside and Workers’ Compensation carve-out services. Other revenue for three-month periods ended September 30, 2021 and 2020, was $68,658 and $51,139, respectively. The increase in other revenue of 34% was the result of increases in network access and Medicare set-aside claims processed.

Expenses

Total expenses for the three months ended September 30, 2021 and 2020, were $1,203,785 and $1,225,294, respectively. The 2% decrease in expenses was the result of decreases in depreciation, bad debt provision, consulting fees, salaries and wages, insurance, and outsource service fees, partially offset by increases in professional fees, data maintenance, and general and administrative.

Depreciation

During the three-month period ended September 30, 2021, we recorded depreciation expense of $12,657 compared to $14,122 during the comparable 2020 period. The decrease in depreciation was primarily attributable to certain fixed assets being fully depreciated, partially offset by the purchasing of new fixed assets.

Bad Debt Provision

During the three-month period ended September 30, 2021, bad debt provision decreased by $11,000 or 100% compared to the same period in 2020. The decrease was due to delinquent customers resolving outstanding past-due balances and staying current in their payment obligations.

Consulting Fees

During the three months ended September 30, 2021, consulting fees decreased to $58,275 from $58,621 compared to the three months ended September 30, 2020. The 1% decrease was the result of a reduction in the number of information systems consultants retained as compared to the third quarter of 2020.

Salaries and Wages

During the three-month period ended September 30, 2021, salaries and wages decreased by 2% when compared to the same period in 2020. This decrease was the result of the layoff of two employees in July 2021 because of the COVID-19 pandemic. As a result of the layoff, we expect salaries and wages to continue to be lower throughout the remainder of 2021 than they were in 2020.

Professional Fees

For the three months ended September 30, 2021, professional fees increased by 10% from $68,979 to $76,014 when compared to the three months ended September 30, 2020. The increase in professional fees was the result of increases in accounting, legal, and medical management fees, partially offset by decreases in other professional fees.

Insurance

During the three-month period ended September 30, 2021, we incurred insurance expenses of $86,527, a 6% decrease over the same three-month period of 2020. The decrease in insurance expenses was primarily attributed to lower medical insurance premiums and Workers’ Compensation coverage as a result of our reduced workforce, partially offset by increases in insurance expenses for business, and directors’ and officers’ liability for the three-month period of 2021 compared to the same period of 2020.

Outsource Service Fees

Outsource service fees consist of costs incurred by our subsidiaries in outsourcing some functions of utilization review, medical bill review, Medicare set-aside services and field medical case management and typically fluctuates with the demand for those services. We incurred $109,926 and $115,803 in outsource service fees during the three-month periods ended September 2021 and 2020, respectively. The decrease of 5% was due to a decrease in volume from our customers which resulted in fewer outsource services fees for Medicare-set-asides, utilization review, and field medical case management assignments, partially offset by incurring more outsource service fees for medical bill review due to an increase in the number of bills reviewed and a $15,000 penalty paid to State of California Department of Industrial Relations for errors found during our regularly scheduled utilization review audit. We have since made the required corrections to our system and process.

Data Maintenance

During the three-month periods ended September 30, 2021 and 2020, data maintenance fees were $11,917 and $6,603, respectively. The increase of $5,314 was the result of an increase in volume of HCO, MPN, and new hire notifications for existing customers during the three-month period ended September 30, 2021, when compared to the same period in 2020. Data maintenance fees tend to fluctuate monthly depending on when new customers are enrolled, annual renewals for existing customers, and the number of new employees our customers enroll in our HCO or MPN programs.

General and Administrative

During the three-month period ended September 30, 2021, general and administrative expenses increased 3% to $168,939 when compared to the three-month period ended September 30, 2020. This increase of $5,076 was primarily attributable to increases in charity – cash contribution, dues and subscriptions, education, IT enhancement, licenses and permits, parking, printing and reproduction, office rent, shareholders’ expense, and travel and entertainment, partially offset by decreases in auto expenses, bank charges, equipment/repairs, office supplies, postage, rent expense for equipment, telephone, miscellaneous expenses, and vacation expenses.

Income from Operations

As a result of the $105,136 decrease in total revenue during the three-month period ended September 30, 2021, and the $21,509 decrease in total expenses during the same period, our income from operations decreased $83,627, or 44%, during the three-month period ended September 30, 2021, when compared to the same period in 2020.

Income Tax Provision

We realized a $23,476, or 44%, decrease in our income tax provision during the three-month period ended September 30, 2021, compared to the three-month period ended September 30, 2020, because of the decrease in income before taxes realized in the 2021 period.

Net Income

During the three-month period ended September 30, 2021, we realized a 7% decrease in total revenues, a 2% decrease in total expenses, and a 44% decrease in our provision for income tax when compared to the same period in 2020. As a result, we realized a net decrease of $60,151, or 44%, in net income during the three-month period ended September 30, 2021, compared to the three-month period ended September 30, 2020.

Comparison of nine months ended September 30, 2021 and 2020

The following represents selected components of our consolidated results of operations, for the nine-month periods ended September 30, 2021 and 2020, respectively, together with changes from period-to-period:

	For nine months ended September 30,
	2021	2020	Amount Change	% Change
Revenues:
HCO	$936,382	$916,693	$19,689	2%
MPN	396,497	363,902	32,595	9%
Utilization review	796,927	854,922	(57,995)	(7%)
Medical bill review	292,445	242,237	50,208	21%
Medical case management	1,381,929	1,855,314	(473,385)	(26%)
Other	174,251	202,101	(27,850)	(14%)
Total revenues	3,978,431	4,435,169	(456,738)	(10%)

Expense:
Depreciation	35,964	46,716	(10,752)	(23%)
Bad debt provision	494	11,101	(10,607)	(96%)
Consulting fees	173,796	195,978	(22,182)	(11%)
Salaries and wages	2,073,133	2,238,079	(164,946)	(7%)
Professional fees	221,970	223,747	(1,777)	(1%)
Insurance	242,334	274,974	(32,640)	(12%)
Outsource service fees	304,085	359,596	(55,511)	(15%)
Data maintenance	75,293	59,415	15,878	27%
General and administrative	492,264	515,738	(23,474)	(5%)
Total expenses	3,619,333	3,925,344	(306,011)	(8%)

Income from operations	359,098	509,825	(150,727)	(30%)

Other income (expense)
Paycheck protection program loan forgiveness income	464,386	-	464,386	-
Paycheck protection program loan interest expense	(3,686)	-	(3,686)	-
Total other income (expense)	460,700	-	460,700	-

Income before taxes	819,798	509,825	309,973	61%
Income tax provision	140,956	143,111	(2,155)	(2%)

Net income	$678,842	$366,714	$312,128	85%

Revenue

HCO

During the nine-month periods ended September 30, 2021 and 2020, HCO revenue was $936,382 and $916,693, respectively. The 2% increase in HCO revenue was primarily attributable to an increase in claims from existing customers and renegotiation of certain deliverables to an existing customer, partially offset by the loss of three HCO customers and fewer custom network fees paid by customers to maintain custom provider lists.

MPN

MPN revenue for the nine-month periods ended September 30, 2021 and 2020, was $396,497 and $363,902, respectively, an increase of 9%, due to an increase in the number of claims reported by two customers. Like HCO revenue, MPN revenue is generated largely from fees charged to our employer customers for access to our MPN networks, per claim fees and fees for other ancillary services.

Utilization Review

During the nine-month periods ended September 30, 2021 and 2020, utilization review revenue was $796,927 and $854,922, respectively. The decrease of 7% in the 2021 period was primarily attributable to decreased utilization reviews from the loss of two customers and fewer utilization reviews submitted by other customers.

Medical Bill Review

During the nine-month period ended September 30, 2021, medical bill review revenue increased by 21% to $292,445 from $242,237 when compared to the same period a year earlier. This increase was due to an increase in hospital and non-hospital bills reviewed, partially offset by the loss of two customers in 2021.

Medical Case Management

During the nine months ended September 30, 2021 and 2020, medical case management revenue was $1,381,929 and $1,855,314, respectively. The 26% decrease in medical case management revenue was primarily due to the loss of two customers and a decrease in the number of claims and amount of time spent on claims managed with existing customers. The decrease was partially offset by the addition of a new customer during the first quarter of 2021.

Other

Other revenue for the nine-month periods ended September 30, 2021 and 2020, was $174,251 and $202,101, respectively. The decrease of $27,850 was primarily the result of fewer Medicare set-aside claims, partially offset by an increase in network access fee revenue from an existing customer increasing its utilization of our provider network.

Expenses

Total expenses for the nine months ended September 30, 2021 and 2020, were $3,619,333 and $3,925,344, respectively. The decrease of $306,011 was the result of decreases in depreciation, bad debt provision, consulting fees, salaries and wages, professional fees, insurance, outsource service fees, and general and administrative expenses, which was partially offset by an increase in data maintenance fees.

Depreciation

During the nine-month period ended September 30, 2021, we recorded depreciation expense of $35,964 compared to $46,716 during the comparable 2020 period. The decrease in depreciation was primarily attributable to certain fixed assets being fully depreciated prior to the quarter ended September 30, 2021, partially offset by the purchasing of new fixed assets.

Bad Debt Provision

During the nine-month period ended September 30, 2021, bad debt provision decreased by $10,607 or 96% compared to the same period in 2020. The decrease was due to delinquent customers resolving outstanding past-due balances and staying current on their payment obligations.

Consulting Fees

During the nine months ended September 30, 2021, consulting fees decreased 11% to $173,796 from $195,978 during the nine months ended September 30, 2020. This decrease of $22,182 was because we had fewer information systems consulting and consultant fees related to our insurance company acquisition search.

Salaries and Wages

During the nine-month period ended September 30, 2021, salaries and wages decreased 7% to $2,073,133 compared to $2,238,079 during the same period in 2020. The decrease was primarily the result of the layoff of two employees in the third quarter of 2021. As noted above, we expect salaries and wages to continue to be lower throughout the remainder of 2021 than they were in 2020.

Professional Fees

For the nine months ended September 30, 2021, we incurred professional fees of $221,970 compared to $223,747 during the nine months ended September 30, 2020. The $1,777 decrease in professional fees was primarily the result of fewer fees incurred for other professional and medical management services as a result of decreased medical case management activity, partially offset by increases in accounting and legal professional fees.

Insurance

During the nine-month period ended September 30, 2021, we incurred insurance expenses of $242,334, a 12% decrease over the same period in 2020. The decrease in insurance expenses was primarily attributed to a decrease in medical insurance premiums as a result of our lower employee count and lower insurance expense for business, directors’ and officers’ liability, and Workers’ Compensation coverage.

Outsource Service Fees

We incurred $304,085 and $359,596 in outsource service fees during the nine-month periods ended September 2021 and 2020, respectively. The decrease of $55,511 was primarily the result of fewer Medicare set-aside claims, medical bills reviewed, and utilization reviews processed partially offset by an increase in outsource service fees for field medical case management and a $15,000 penalty paid to State of California Department of Industrial Relations for errors found during our regularly scheduled utilization review audit. As noted above, we have since made the required corrections to our system and process.

Data Maintenance

During the nine-month periods ended September 30, 2021 and 2020, data maintenance fees were $75,293 and $59,415, respectively. The increase of $15,878 was primarily the result of an increase in the number of employees enrolled in our HCO and MPN programs with our existing customers and an increase in customers’ new hire notifications.

General and Administrative

During the nine-month period ended September 30, 2021, general and administrative expenses decreased 5% to $492,264 when compared to the nine-month period ended September 30, 2020. This decrease of $23,474 was primarily attributable to decreases in advertising, dues and subscriptions, equipment/repairs, IT enhancement, licenses and permits, office supplies, parking, postage, printing and reproduction, rent expense for equipment, miscellaneous expenses, and shareholders’ expense, partially offset by increases in charity – cash contribution, auto expenses, bank charge, education, telephone, office rent, travel and entertainment, and vacation expense.

Income from Operations

Total revenue during the nine-month period ended September 30, 2021, decreased by $456,738 to $3,978,431 compared to $4,435,169 in the same period in 2020. Our total expenses decreased by $306,011 during the nine months ended September 30, 2021, compared to the same period in 2020. This led to a decrease in income from operations of $150,727, or 30%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Other Income (Expense)

In February 2021, the principal and interest on the PPP loans issued to PHCO, MMC and MMM in April and May 2020, was forgiven in full. As a result, we realized income from paycheck protection loan forgiveness of $464,386 and loan interest expense from paycheck protection loans of $3,686 during the nine months ended September 30, 2021, resulting in total other income during the period of $460,700. During the corresponding period ended September 30, 2020, we realized no other income (expense).

Income Tax Provision

We realized a decrease of $2,155 or 2%, in our income tax provision during the nine-month period ended September 30, 2021, compared to the nine months ended September 30, 2020. The income realized from the PPP loan forgiveness is exempt from federal income taxation, but not state income taxation.

Net Income

During the nine-month period ended September 30, 2021, total revenues was $3,978,431, a decrease of 10%, our provision for income tax decreased 2% and our total expenses decreased 8% compared to the same period of 2020. These decreases were offset by the recognition of $460,700 in total other income as a result of PPP loan forgiveness by PHCO, MMM and MMC. As a result, we realized a $312,128, or 85%, increase in net income during the nine months ended September 30, 2021, when compared to the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had cash on hand of $10,155,151 compared to $9,498,457 as of December 31, 2020. The $656,694 increase was the result of net cash provided by our operating activities and financing activities, partially offset by cash used in investing activities.

As of the date of this report, we have laid off six employees, including four in July 2020, and two in July 2021, as a result of the COVID-19 pandemic and loss of customers. As noted above, we have taken advantage of and may in the future further avail ourselves of federal, state, or local government programs to protect our workforce as management and our board of directors determine to be in the best interest of the Company and our shareholders. We have focused on using our Second Draw PPP Loan for qualifying expenses, such as payroll, and currently plan to apply for forgiveness of the Second Draw PPP Loan when appropriate.

We currently have planned certain capital expenditures during the remainder of 2021 to decommission certain IT systems and move to another platform. We believe we have adequate capital on hand to cover these expenses and do not anticipate this will require us to seek outside sources of funding.

Historically, we have generally realized positive cash flows from operating activities, which coupled with positive reserves of cash on hand, have been used to fund our operating expenses and obligations. Management currently believes that absent any unanticipated COVID-19 impact, including, but not limited to a significant longer-term downturn in the economy or the loss of several major customers within a condensed period, cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses over the foreseeable future.

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

Cash Flow

During the nine months ended September 30, 2021, cash was primarily used to fund operations. We had a net increase in cash of $656,694 during the nine months ended September 30, 2021. See below for additional information.

	For the nine months ended September 30,
	2021 (unaudited)	2020 (unaudited)

Net cash provided by operating activities	$449,993	$700,538
Net cash used in investing activities	(12,199)	(52,803)
Net cash provided by financing activities	218,900	460,700

Net increase in cash	$656,694	$1,108,435

During the nine months ended September 30, 2021 and 2020, net cash provided by operating activities was $449,993 and $700,538, respectively, a decrease of $250,545. This decrease was primarily the result of decreases in total revenue, allowance for bad debt, prepaid expenses, accounts receivable, receivable – other, accounts payable, accrued expenses, income tax payable, and deferred rent expense, partially offset by increases in deferred rent assets and unearned revenue. As a result of applying the PPP loan forgiveness we realized an increase in net income.

Net cash used in investing activities was $12,199 and $52,803 during the nine-month periods ended September 30, 2021 and 2020, respectively. During the nine-month periods ended September 30, 2021 and 2020, net cash was used in investing activities to purchase computers and equipment.

Net cash provided by financing activities during the nine months ended September 30, 2021 and 2020, was $218,900 and $460,700, respectively. During 2020 we received three PPP loans for PHCO, MMC and MMM in the amounts of $133,400, $59,600, and $267,700, respectively. These loans were forgiven in February 2021. In April 2021, MMM received a Second Draw PPP loan in the amount of $218,900. We have focused on using these funds for qualifying expenses and plan to apply for loan forgiveness in the future.

Off-Balance Sheet Financing Arrangements

As of September 30, 2021, we had no off-balance sheet financing arrangements.

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

We must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and bad debt allowance estimates, collection of accounts receivables, cash flows, and results of operations. Two customers accounted for 10% or more of accounts receivable at September 30, 2021 and 2020, respectively.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101

The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	November 12, 2021	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	November 12, 2021	/s/ Kristina Kubota
Kristina Kubota Chief Financial Officer