Form 10-K
period 2021-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2022-04-14
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5,546,745.

As of April 11, 2022, the issuer had 12,800,000 shares of its $.001 par value common stock outstanding.

Documents incorporated by reference: None

PACIFIC HEALTH CARE ORGANIZATION, INC.

Throughout this annual report, unless the context indicates otherwise, the terms, “we,” “us,” “our” or the “Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly owned subsidiaries Medex Healthcare, Inc. (“Medex”), Medex Managed Care, Inc. (“MMC”) and Medex Medical Management, Inc. (“MMM”), and former subsidiaries Industrial Resolutions Coalition, Inc. (“IRC”), Medex Legal Support, Inc. (“MLS”) and Pacific Medical Holding Company, Inc. (“PMHC”).

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included herein and in the documents incorporated by reference in this annual report on Form 10-K, if any, including without limitation, statements regarding our future financial position, business strategy, potential acquisitions, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “will,” “would,” and other similar expressions and their negatives.

Forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, many of which may be beyond our control. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and actual results could differ materially as a result of various factors. The following include some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

●	economic conditions generally and in the industry in which we and our customers participate, including the effects resulting from international conflicts and rising domestic inflation;
●

the impact on our business of COVID-19, including the reduction of our customers’ workforces as a result of a variety of COVID-19-related causes, as well as government mandates and impacts on the workers’ compensation industry, the businesses of our customers and on the economy generally;

●	cost reduction efforts by our existing and prospective customers;
●	competition within our industry, including competition from much larger competitors;
●	business combinations among our customers or competitors;
●	legislative and regulatory requirements or changes which could render our services less competitive or obsolete;
●	our failure to successfully develop new services and/or products either organically or through acquisition, or to anticipate current or prospective customers’ needs;
●	our ability to retain existing customers and to attract new customers;
●	price increases;
●	cybersecurity and software system failures and breaches, or the imposition of laws imposing costly cybersecurity and data protection compliance;
●	disruptive technologies that could render our services less competitive or obsolete;
●	reductions in worker’s compensation claims or the demand for our services, from whatever source; and
●	delays, reductions, or cancellations of contracts we have previously entered.

For more detailed information about particular risk factors related to the Company, see Item 1A Risk Factors below.

Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not place undue reliance on forward-looking statements. Forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and apply only as of the date of this report or the respective dates of the documents from which they incorporate by reference. Neither we nor any other person assumes any responsibility for the accuracy or completeness of forward-looking statements. Further, except to the extent required by law, we undertake no obligations to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, made by us or on our behalf, are also expressly qualified by these cautionary statements.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes contained elsewhere in this annual report and in our other filings with the Securities and Exchange Commission (the “Commission”).

PART I

ITEM 1.         BUSINESS

We are workers’ compensation cost containment specialists providing a range of services principally to California employers and claims administrators. The Company was incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc. The Company changed its name to Pacific Health Care Organization, Inc., in January 2001. In February 2001, the Company acquired Medex in a share for share exchange. Medex is a wholly owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (“MPNs”) in the state of California. Medex also offers Workers’ Compensation carve-out services, Medicare set-asides and expert witness testimony. In February 2012, we incorporated MMM in the state of Nevada, as a wholly owned subsidiary of the Company. MMM is responsible for overseeing and managing medical case management services. In March 2011, we incorporated MMC in the state of Nevada, as a wholly owned subsidiary of the Company. MMC oversees and manages the Company’s utilization review, medical bill review services, and lien representation services.

On October 19, 2021, we completed short-form mergers between PHCO and each of our wholly owned subsidiaries Industrial Resolutions Coalition (“IRC”), Medex Legal Support, Inc. (“MLS”), and Pacific Medical Holding Company (“PMHC”). As a result of the short-form mergers the separate existence of IRC, MLS and PMHC terminated and the business, assets and liabilities of those entities have been transferred to PHCO and, as appropriate to its other subsidiaries. We continue to offer the services of IRC and MLS through its other subsidiaries as described in the preceding paragraph. Following is our corporate structure as of December 31, 2021.

Business of the Company

We offer an integrated and layered array of complimentary business solutions that enable our customers to better manage their employee workers’ compensation-related healthcare administration costs. We are constantly looking for ways to expand the suite of services we can provide our customers, either through strategic acquisitions or organic development.

Our business objective is to deliver value to our customers that reduces their workers’ compensation-related medical claims expense in a manner that will assure that injured employees receive high quality healthcare that allows them to recover from injury and return to gainful employment without undue delay.  According to studies conducted by auditing bodies on behalf of the California Division of Workers’ Compensation, (“DWC”) the two most significant cost drivers for workers’ compensation are claims frequency and longer than average treatment duration. Our services focus on ensuring timely medical treatment to reduce the claim duration and medical treatment costs.

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

Our customers include self-administered employers, insurers, third party administrators, municipalities and others. Our principal customers are companies with operations located in the state of California where the high cost of workers’ compensation insurance is a critical problem for employers, though we have processed medical bill reviews in several other states. Our provider networks, which are located only in California, are composed of providers experienced in treating worker injuries.

Our business generally has a long sales cycle, typically eight months or more. Once we have established a customer relationship and enrolled employees of our customers, we anticipate our revenue to adjust with the growth or retraction of our customer’s employee headcount. Throughout the year, we expect new employees and customers to be added while others terminate for a variety of reasons.

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

Our two HCO licenses (respectively referred to as “Medex HCO” and “Medex2 HCO”) allow us to provide comprehensive medical services throughout California. Our HCO networks are composed of medical providers experienced in treating worker injuries and have contracted with approximately 5,500 and 6,700 individual medical providers and clinics, respectively, as well as hospitals, and rehabilitation centers. Through these two networks, our customers can offer their injured workers a choice of enrolling in an HCO with a network managed by primary care providers which requires primary care physicians to make referrals to needed specialists or in an HCO where injured workers do not need any prior authorization to be seen and treated by specialists.

We are continually reviewing and enhancing our networks with provider additions and removals based on feedback from our customers, their claim’s administrators and from our internal processes. All network provider credentials are reviewed and approved by Medex.

Our HCO networks are required to be recertified every three years. The Medex HCO was scheduled to be recertified in March 2022 and the Medex2 HCO network was scheduled for recertification in October 2021. Due to delays at the DWC in processing license recertifications, our recertifications have been delayed; however, the DWC granted an extension to recertify both licenses through June 2022. We expect to receive both recertifications.

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

We have received approval for and currently administer 26 MPNs. Each MPN must be reapproved every four years.

HCO and MPN Hybrid Offering

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

Utilization Review

Utilization review is designed to evaluate the medical necessity of proposed treatment by comparing medical treatment requests against accepted medical guidelines. Its purpose is to serve as a safeguard against payor liability for medical costs that are not medically appropriate or approved by the relevant medical and legal authorities. Reviews of medical treatment requests are conducted at the appropriate qualification level for the request by a nurse, peer-to-peer provider, a specialist or a medical director and within the timelines set by the relevant laws and regulations.

Medical Bill Review

Many states have adopted fee schedules, which regulate the maximum allowable fees payable under workers’ compensation for procedures performed by a variety of health treatment providers. However, many procedures are not covered by fee schedules and are still subject to review and negotiation. We provide professional analysis of medical provider services and equipment billing to ascertain proper reimbursement. Such services include, but are not limited to, coding review and re-bundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements. These services can result in significant network savings. We currently process medical bill review in several other states. Out of state medical bill reviews typically are the result of an injured California employee moving to a different state, but who still requires medical care.

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

Expert Witness Testimony

As an ancillary service to our HCO and MPN services, we provide expert witness testimony before the California Workers Compensation Appeals Board. The fees we charge for this service include reimbursement of expert witness fees and travel and lodging expenses for all HCO customers except for one, whose fees are included in their monthly global fee.

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

During 2021, three major customers accounted for 43% of sales, approximately 24%, 11% and 8%, respectively. By comparison, during 2020 our three largest customers accounted for 42% of sales, approximately 20%, 12% and 10%, respectively.

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

Competition

We were one of the first commercial enterprises capable of offering HCO services and MPN services in California.  Now there are many companies who compete in this market.  Many of these competitors are larger than PHCO and may have greater financial, research and marketing experience and resources than we do, and they may therefore represent substantial long-term competition.  As of December 31, 2021, in California there were seven certified health care organization licenses issued to five companies. We own two of the seven licenses, the other four licenses are divided between four other companies.  However, only three of those companies are currently writing HCO business due to the complexity of the HCO regulations. As a result, we consider our current, direct HCO competition limited to three of those licensee businesses.  There are minimal requirements for establishing MPNs and therefore, as of December 31, 2021, there were 2,468 active MPNs in the state of California according to the DWC MPN website.  Of these, we have received approval for and administer 26 MPNs.

We compete on both quality of service and price of services.  We maintain quality of service by virtue of the training, skill, and experience of our professional staff and outside consultants. We compete on price through our integration of robust information technology systems we license from various vendors.  We focus our business primarily on those employers and payors who use our HCO and/or MPN services.  We anticipate that this focus will keep most of this business stable and renewable.  However, periodically we expect that some large customer may establish the in-house capability of performing the services we offer, as this has occurred in the past.  Further, if we are unable to compete effectively either because of a degradation in quality-of-service delivery resulting from a reduction in the skill and experience of our personnel, or our inability to effectively manage our information technology system, it may be difficult for us to retain current customers or add new customers. With the resulting loss of customers, from whatever source, and our business, financial condition, and results of operations could be materially and adversely affected.

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

The provision of workers’ compensation managed care in the state of California is governed by legislation and secondary regulations.  We are required to be licensed or receive regulatory approval to operate our networks and be accredited by the Utilization Review Accreditation Commission (“URAC”) in California to perform utilization review. MMC has received full Utilization Management Accreditation for Workers’ Compensation as a Utilization Review Organization (“URO”) from the Utilization Review Accreditation Commission, now known as URAC. The full accreditation demonstrates our commitment to quality and adherence to nationally recognized guidelines and must be reaccredited every three years. Our next reaccreditation is scheduled to occur by January 1, 2024. The costs to be accredited by URAC for three years is $36,000. California and other jurisdictions in which we do business require organizations who engage in claim adjusting and certain other insurance service activities to be accredited. In many jurisdictions, licensing laws and regulations generally grant broad discretion to supervisory authorities to adopt and amend regulations and to supervise regulated activities.

The services we provide have developed largely in response to legislation or other governmental action.  Changes in the legislation regulating workers’ compensation may create greater or lesser demand for the services we offer or require us to develop new or modified services to meet the needs of the marketplace and compete effectively, such changes could also impact our costs for providing services, perhaps to levels that make our services unattractive or unaffordable to existing or potential customers.  We could also be materially and adversely affected if the state of California were to elect to reduce the extent of medical cost containment strategies available to insurance companies and other payors or adopt other strategies for cost containment that would not support demand for our services. In order to obviate such possibilities as much as possible, we have engaged a California-based lobbyist with expertise in workers’ compensation. When there is proposed legislation in California that might affect our business, we are notified at the discussion stage and are often included as stakeholders for preliminary discussions. We are not currently aware of any such proposed legislation and do not anticipate any in the foreseeable future.

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

Employees

Including the employees of our subsidiaries, as of April 11, 2022, we had 32 total employees, 31 of which are full-time employees and one part-time employee.  We also use the services of several consultants.  Over the next twelve months, we anticipate hiring additional employees only if business revenues increase and our operating requirements warrant such hiring.

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

ITEM 1A.          RISK FACTORS

You should carefully consider the following risk factors, together with the other information contained in this annual report and the other reports we file with the Commission, in evaluating us or making an investment in our common stock.  The risks described below are not the only ones we face.  If any of the following risks actually occurs, it could have a material adverse effect on our business, operations and financial condition. Further, additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, operations and financial condition. You should not draw any inference as to the magnitude or likelihood of any particular risk from its position or categorization in the following discussion. Further, the headings and subheadings of the risk factors are organized based on certain shared characteristics with other risk factors, but each risk factor should be read without limiting its application or content to the heading under which it is organized.

Customer and Competition Related Risks

A significant percentage of our revenue is generated from a few customers, the loss of one or more of which could have a material impact on our results of operations, cash flows and financial condition.

A significant portion of operating revenue is received from a relatively small group of customers. Combined sales for three customers accounted for approximately 43% and 42% of our total revenue in 2021 and 2020, respectively.

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

Our business is driven substantially by the relation between the value we provide and the amount we charge for that value.  If the scope and quality of our services lag behind the market or lower costs can be obtained elsewhere, we may lose customers which could have an adverse impact on our results of operations and financial condition.

As noted in the description of business, we are in the business of assisting our customers control the cost of their employee workers’ compensation claims.  While we believe that factors, including the quality of care provided to the employee, the rapidity at which the employee returns to work, and the service provided to the customer, play a part in attracting and retaining our customers, we believe that price is a primary determining factor in whether customers select or retain our services.  While our competitors may offer direct fees less than those we charge, they have traditionally added fees to their other associated services and thus raised the total cost of their services.  If our competitors reduce the cost at which they provide services, or our customers seek to reduce costs by performing similar services in-house, we anticipate we would have to likewise attempt to reduce the cost at which we provide our services or risk losing customers. Either outcome could have a material adverse impact on our business, results of operations and financial condition.

If we are unable to continue to attract and retain key employees with the skills our business requires, our business could be impacted negatively.

We compete with other workers’ compensation managed care companies and healthcare providers in recruiting qualified management and staff personnel.  Employees with industry expertise are critical to our competitive strategy.  There is intense competition for the services of such persons. During the pandemic, we laid off or otherwise lost several non-key employees but were able to retain and attract the employees key to our business. However, we cannot guarantee that we will be able to attract and retain personnel in the future, particularly in a volatile labor market that disproportionately impacts us as a small service-oriented business. For example, our competitors, many of whom have greater financial resources and larger organizations than ours, offer higher salaries, better benefit packages and broader opportunities than we are able to offer.  If we are unable to effectively compete for, or otherwise attract or retain, employees, our business and financial condition could be materially adversely affected.

Cybersecurity and Information Technology Related Risks

A cybersecurity attack or other disruption to our information technology systems could result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of customer or sensitive company information or could disrupt our operations, which could damage our relationships with customers or employees, expose us to litigation or regulatory proceedings, or harm our reputation, any of which could materially adversely affect our business, financial condition or results of operations.

We rely heavily on third party-provided information technology to support our business activities. Our business involves the transmission and storage of confidential and personal information, including those of our customers, their employees, and our employees. We are at risk of cybersecurity breaches of the systems on which we rely, including circumvention or breach of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee error, malfeasance, social engineering, physical breaches or other actions. We anticipate that the threats of such incidents will continue to increase. Further, as these threats evolve, cybersecurity incidents could be more difficult to detect, defend against, and remediate. For example, we are not aware of a data security breach or material data loss in the last 10 years and have continued to operate successfully with a remote workforce during the pandemic; however, due to the difficulty of detecting certain security breaches, it is possible that our systems have been breached, but such breach remains undetected.

We continue to operate primarily remotely using employee laptops and accessories and secure, cloud-based data storage and access. As part of accommodating remote working, we rely on technology, software, hardware, and the internet access and home resources of individual employees. We also have less control over the hardware, physical security of equipment, and maintenance of equipment used by our off-premises employees. Although we have implemented employee IT security training and other systemic enhancements to increase security, we are still exposed to additional security and system failure risks through our accommodation of remote work.

In response to our adoption of remote working and the evolving nature of cybersecurity threats, generally, we have implemented additional security and access control measures, and continue to utilize a third party information technology vendor to manage the technological security and efficacy of our systems. We are also working to meet the standards for an organization of our size and type in conjunction with the National Institute of Standards and Technology. However, despite our efforts to mitigate cybersecurity risks, due to the ubiquitous and evolving nature of computer security attacks, cybersecurity breaches remain a risk to our business.

Any compromise or perceived compromise of our security (or the security of our third-party service providers) could damage our reputation and our relationship with our customers, third-party administrators, insurers and enrollees; reduce demand for our services; and subject us to significant liability as well as regulatory action. Cybersecurity breaches could cause us to experience reputational harm, loss of customers, loss and/or delay of revenue, loss of proprietary data, loss of licenses, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard customers’ information, financial losses or a drop in our stock price.

Our financial performance is tied to the quality of the information technology platforms we can acquire or license from third parties to provide our services.  The information technology business evolves rapidly, and advancements can disrupt or alter our ability to remain competitive.

Effective and competitive delivery of our services is increasingly dependent upon the information technology resources and processes provided by third-party vendors.  In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs.  Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide services to enhance customer convenience, as well as to create additional efficiencies in our operations. We are largely dependent on licensing and integrating various information technology systems and software from third parties for delivery of our services, the loss, ineffective management or malfunction of which could jeopardize all or parts of our ability to deliver our services.  We anticipate that we will continue to rely on such third-party software in the future and many of the risks associated with the use of third-party software cannot be eliminated.

As technology in our industry changes and evolves, keeping pace may become increasingly complex and expensive, or entirely unavailable.  Disruptive technologies could result in substantially increased costs or a reduction in the services for which we currently charge our customers. For example, automation could render certain of our services uncompetitive, unprofitable, or even obsolete, and require us to alter our business plans. Further, there can be no assurance that we will be able to effectively implement new technology-driven products and services, which could reduce our ability to compete effectively, particularly because many of our competitors have greater resources to invest in technological improvements than we do. The ability to provide our services may also suffer from the impacts of industry consolidation, as larger companies privatize, acquire, develop, retire, or limit the licensing of, the software we currently rely on for providing our services. The cost of technologies we rely on may also change drastically, changing the profitability profiles of certain services and, in extreme cases, the viability of that line of business for us. Because we rely heavily on various technologies and their ability to integrate together to provide our services, the occurrence of any of these events could have a material adverse impact on our business, results of operations and financial condition.

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

If we are unable to safeguard the security and privacy of confidential data, including personal information of our customers and their employees, our reputation and business could be harmed.

We are subject to data privacy related risks. Our services involve the collection and storage of confidential and personal information and the transmission of this information, most often electronically.  For example, we collect personal information of our employees and our customers’ employees. We cannot guarantee such information is invulnerable to security breaches.  In certain cases, such information is also provided to third parties, the transmission of which is also subject to security risks. Once such information is in the control of the third parties whom we transmit it to, we are most often no longer able to control the use of such information, or the security protections employed by such third parties.  We may be required to expend significant capital and other resources to protect against these types of security breaches or to alleviate problems caused by security breaches.

In addition, as new data privacy and security laws are implemented, we may be unable to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes to address new data security laws or customer requirements could be time consuming and expensive and the failure to timely implement required changes could result in our inability to sell our services or retain customers. For example, the California Consumer Privacy Act (“CCPA”) which is currently effective, and the California Privacy Rights Act (“CPRA”) which is scheduled to take effect on January 1, 2023, can require certain businesses to give California consumers more control over their data and share certain notices regarding their privacy practices. We believe we are currently exempt from compliance with the CCPA, but if we have misinterpreted the existing exemptions, or if amendments to or official guidance related to these laws changes the availability of these exemptions to us, we may incur significant costs, administrative burdens, and legal liabilities as a result. As currently written, we do not anticipate being exempt from the CPRA when it takes effect. As such, we anticipate needing to comply with the CPRA when it becomes effective and incurring the additional administrative and other costs and burdens involved.

Our collection and transmission of confidential and personal information subjects us to numerous related security breach risks and regulatory compliance risks. Our failure to comply with evolving regulatory requirements related to the collection and transmission of such information or the loss, unauthorized disclosure or access of such information could lead to significant reputational or competitive harm, result in litigation or regulatory proceedings, or cause us to incur substantial liabilities, fines, penalties or expenses.

Licensure and Regulatory Risks

Failure to maintain our licenses and/or accreditation would have material impact on our business.

We require state issued licenses to operate our HCOs and approvals of our MPNs in the state of California.  If the state of California were to determine that we have failed to comply with the licensure or approval requirements, it has the authority to deny, suspend or revoke our licenses or approvals.  Further, our HCO licenses and MPN approvals must be recertified every three years and reapproved every four years, respectively. If our licenses or approvals were suspended, revoked, or not recertified or reapproved we would no longer be able to operate our HCO and/or MPN networks.  In addition to the reduction in revenue we would experience from the loss of our HCO and/or MPN operations, the other services we offer would likely also be impacted negatively as many of the customers for our utilization review, medical bill review and medical case management services are derived from our HCO and MPN customers. Similarly, the state of California requires workers compensation organizations performing utilization review in California to be accredited by URAC. We must be reaccredited by URAC every three years. If we were to lose our URAC accreditation or not receive reaccreditation, we would experience a reduction in utilization review revenue in California and other states. Other states in which we currently perform utilization review or utilization management each have different standards for authorizing utilization review organizations. If we were to fail to meet those varied standards or experience administrative difficulty managing the maintenance of these various certifications and approvals, we could experience a reduction in utilization review revenue and/or fines or penalties.

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

In 2020 and through the beginning of 2022, the State of California and local governments required many businesses to close, limit their operations, provide the option for remote work or utilize technology to replace employees. These business closures and reductions in our customers’ workforces decreased the number of our customers’ employees and by extension, the number of employees potentially exposed to workplace injuries. Our HCO and MPN services generate revenue based on employee counts, so the drop in employee counts has negatively impacted us during COVID-19. As of the end of 2021 we have seen some customers increasing their workforce as the COVID-19 restrictions in California have lifted. Should COVID-19 restrictions return and there is a decrease in our customers’ workforce, our business financial condition and results of operations could be affected negatively.

Risks Related to Owning our Securities

The price and trading volume of our common stock may be volatile, which may negatively affect the value and liquidity of your shares.

The market price of our common stock may be volatile and subject to fluctuations.  During the twelve-month period ended December 31, 2021, the low bid price for our common stock was $0.84 per share and the high bid price was $1.19 per share, (on an as adjusted basis to reflect the four-shares-for-one-share forward stock split that became effective on January 6, 2020).  Our common stock is currently quoted on the OTCQB, which is generally a thinly traded market that lacks the liquidity of certain other public markets.  Additionally, there are a limited number of our shares of common stock outstanding, which may further limit the liquidity of our shares.  Moreover, in the past, stock markets have experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets resulting in changes in the market price of the stock of many companies, which may not have been directly related to the operating performance of those companies.  We cannot assure you that the market price for our common stock will not fluctuate or decline significantly in the future or that there will be sufficient trading volume in our common stock to allow you to sell your shares in the market when you desire to do so.

Our Chief Executive Officer, President and Chairman of the board of directors has the ability to exercise significant control over the Company.

Tom Kubota, our Chief Executive Officer, President and Chairman of the board of directors beneficially owns 8,025,000 shares, or approximately 62.7% of our outstanding common stock.  Since 2008, Mr. Kubota has held a majority of our outstanding common stock and voting control of the Company.  Mr. Kubota also holds 16,000 shares of our Series A preferred stock, which represents 100% of the outstanding shares of Series A preferred stock.  In most matters, our Series A preferred stock is treated on parity with our common stock on a share-for-share basis, with the exception that each share of Series A preferred stock is entitled to 20,000 votes of common stock on all matters submitted to a vote of our common stockholders.  The Series A preferred stock is convertible to shares of our common stock on a one share for one share basis at the election of the holder thereof.  This capital structure may be viewed positively, negatively or indifferently by the market, investors and potential acquisition targets.  If it is viewed negatively it could affect the liquidity and/or market price for our common stock, our ability to participate in merger and acquisition or capital raising transactions.

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

Our revenue is largely dependent upon the number of injured workers we treat and help return to work. In response to measures implemented by the United States federal and California State governments to stem the spread of COVID-19, many of our customers have had to reduce their workforces, which has led to a decrease among our customers in the number of employees they have working and enrolled in our programs. This has also led to reductions in workplace injuries and the number of employee injuries we treat. During much of 2020, medical providers were required to limit non-essential medical procedures for existing workplace injuries. This caused a reduction of medical care to oversee and resulted in a decrease in revenue for our medical management services. Through 2020 and intermittently in 2021 and 2022, California state and local governments continued to place limitations on business operations, with variations depending on industry, locality, and the severity of the pandemic. As of the date of this report, California has lifted the COVID-19 restrictions, but we cannot predict if they will be implemented again if future outbreaks occur.

In response to stay-at-home orders and other measures employed by the state of California, in mid-March 2020, we activated the remote work functionality of our business continuity plan for all essential employees and nearly all other employees. Since that time, nearly all critical business functions have been rendered remotely. Through the first quarter of 2022, we have continued to keep our workforce almost entirely remote and have implemented strict risk reduction measures in the on-site office work environment, including limiting on-site capacity to 10%; requiring pre-shift symptom checks, the use of face coverings, social distancing and virtual meetings; enhancing cleaning and sanitizing measures; and other practices and physical changes that tend to reduce the risk of contracting COVID-19 at work. We are continually assessing the situation and taking such actions as we believe appropriate to respond to threats and potential business impacts, including incurring expenses to maintain remote work viability, information technology and security. Thus far these measures have shown to be effective in preventing the spread of COVID-19 among our employees in the course of their employment, and we have incurred no workers’ compensation costs or penalties from Cal/OSHA or other relevant safety authorities, or lost labor hours due to an outbreak. Although the success of our COVID-19 risk mitigation measures to date gives us reason to expect continued success in mitigating the risk of COVID-19 to our internal operations and business continuity, there is no certainty that the measures will continue to work or will work as effectively in the future as they have in the past.

In the first quarter of 2022, we took steps to reduce the footprint of our physical office locations with the intention to keep our workforce primarily remote. As we continue to rely on off-premises technology, such as cloud-based services and the computers and internet access of individual employees, we are exposed to cybersecurity risks and risks related to the efficacy and reliability of such systems not in our control. As further discussed above at “Cybersecurity and Information Technology Related Risks” we have implemented security measures to mitigate some of these risks, but our continued reliance on these technologies exposes us to risks of systems failures, business interruptions, data loss and other events which could have a material adverse impact on our business and the business of our customers.

The availability, distribution and effectiveness of COVID-19 vaccinations are other factors that will continue to affect our internal operations and the revenue-generating activities of our customers in 2022 and beyond. Continued availability and effectiveness of vaccinations may contribute to economic acceleration of our customers and prospective customers, and conversely, ineffective vaccination results over time may reduce the economic prospects of our customers and decrease their use of our services.

Despite global efforts to adapt to and mitigate the spread of COVID-19, the local and global outbreak of COVID-19 continues to evolve. The future impacts of COVID-19 on our business, result of operations, financial condition and liquidity, and the local, national and global economy continues to be uncertain, though we have seen signs that many aspects of life are returning to pre-pandemic practices. Because of the continuous evolution and many variables at play, it is difficult for us to predict the degree of impact COVID-19 will continue to have on our business.

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

Competition to hire or retain qualified employees and increasing costs of employee benefits may result in increased labor cost and decreased profitability.

It can be difficult for us to hire and retain qualified and capable individuals to fill roles for our day-to-day operational staff and for more senior or specialized employees. Moreover, the cost associated with employee benefits can experience significant increases based on economic factors beyond our control. We compete in the employee market with many larger, more established companies, many of which have greater resources and offer more robust benefits. Our failure to hire and retain employees within our current pay structure and increases in employee benefits costs could result in increased operating expenses and decreased profitability. Since the economic instability caused by the pandemic, we have had some opportunity to take advantage of a labor market more favorable to employers by hiring highly qualified employees at rates within our budget and in locations with lower costs of living; however, recent macroeconomic inflationary trends may make bring back challenges in hiring and retaining the necessary employees.

The effects of inflation may have a disproportionate impact on our business.

The majority of our assets and liabilities are monetary in nature, as opposed to businesses that have significant investments in fixed assets or inventories. Because of this, the effects of rising inflation may impact us more than many other businesses, including the value of holding on to our cash position over time and related ability to capitalize on potential acquisition opportunities. Further, inflation may affect our customers similarly and their ability to maintain and grow employee head counts. Inflation may also affect the general level of interest rates, which, among other things, will likely increase borrowing costs and preclude further growth of our business and the business of our customers.

Acts of war, terrorist attacks, natural disasters (including those related to COVID-19, as discussed above), may harm our business, operating results and financial condition.

As acts of war, terrorist attacks, natural disasters, or other similar events may disrupt our operations, as well as the operations of our customers. For example, in February 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of Russian military action in Ukraine, resulting sanctions and countermeasures and future market disruptions, are impossible to predict, but could be significant. Such acts have created and continue to create economic and political uncertainty and have contributed to recent global economic instability. Resulting disruptions to the U.S. economy in general and the businesses of our customers could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

We currently lease approximately 9,439 square feet of office space located at 1201 Dove Street, Suite 300 in Newport Beach, CA 92660. Our lease ends April 30, 2022. We have entered a new 12-month lease, commencing April 1, 2022, and are in the process of relocating our office to 19800 MacArthur Boulevard, Suite 306 and 307, Irvine, California 92612.  This new office space lease is approximately 320 square feet and will expire in March 2023.  This space will serve as our principal executive offices as well as, the principal offices of each of our subsidiaries. The new office space will be primarily for the executive team and includes shared office space for key employees to use as needed. We have decided to keep the majority of our workers remote, which gives us the flexibility to hire employees inside and outside of the state of California. We anticipate our new facilities will be suitable and adequate for our needs for the next twelve months. Our telephone number is 949-721-8272.

ITEM 3.         LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 9 - Commitments and Contingencies in the notes to our audited consolidated financial statements included in this report, which discussion we incorporate by reference into this Item.

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

	High	Low
Fiscal year ended December 31, 2021*
Fourth Quarter	$1.05	$0.84
Third Quarter	$1.09	$0.85
Second Quarter	$1.17	$1.05
First Quarter	$1.19	$0.96

Fiscal year ended December 31, 2020*
Fourth Quarter	$1.02	$0.82
Third Quarter	$1.02	$0.82
Second Quarter	$1.10	$0.90
First Quarter	$1.25	$1.21

* All amounts adjusted to reflect the four-shares-for-one-share forward split of the Company’s stock that took effect on January 6, 2020.

Holders

As of April 11, 2022, we had 287 shareholders of record holding 12,800,000 shares of our common stock.  The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in “nominee” or “street” name by banks, brokers and other financial institutions.

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

We did not declare dividends on our outstanding common stock during the years ended December 31, 2021 or 2020, and we do not currently anticipate declaring cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is set forth under the heading “Equity Compensation Plans” in Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this annual report.

Performance Graph

Smaller reporting companies are not required to provide the information required by this Item.

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the quarter ended December 31, 2021, which were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2021.

ITEM 6.         RESERVED

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2021 and 2020, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our audited consolidated financial statements and related notes included in Item 8 Financial Statements and Supplementary Data of this annual report.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations, financial condition, liquidity and capital resources.  Our actual results, financial condition, liquidity and capital resources may vary from the results anticipated by these statements.  We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.  Actual future results may differ materially from those expressed in the forward-looking statements as a result of risks, uncertainties and assumptions.  Please see “Cautionary Statement Regarding Forward-Looking Statements” and Item 1A Risk Factors of this annual report.

Overview

We are workers’ compensation cost containment specialists.  Our business objective is to deliver value to our customers that reduces their workers’ compensation related medical claims expense in a manner that will assure injured employees receive high quality healthcare that allows them to recover from injury and return to gainful employment without undue delay.  Our customers include self-administered employers, insurers, third party administrators, municipalities and others.  While we process medical bill reviews in several states, our customers are based principally in California where the high cost of workers’ compensation insurance is a critical problem.

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

As discussed in this annual report, COVID-19 has had and will likely continue to have an impact on our business. Even after work restrictions and social distancing mandates were lifted some of our customers have not fully returned to pre-pandemic work force levels or have transitioned some of their workforce to be remote. We have noticed that while customers have a reduced workforce, there was an increase in COVID-19 related claims during the fourth quarter of 2021 through the beginning of 2022. We anticipate that we will continue to see seasonal fluctuations in COVID-19 related claims, but fewer severe claims. The reduction in our customers’ workforce and remote working, could lead to lower incidences of workplace injuries. Notwithstanding such reductions, this does not eliminate an employer’s obligation to provide workers compensation coverage to employees working remotely.

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

Impact of COVID-19 on our Business

We have been able to adapt our business operations to a primarily remote workforce, with no material interruptions in service, data breaches, technology failures, or inability to complete mission-critical functions. We have been able to effectively maintain contact with employees, partners, customers, and other related parties using technological solutions such as virtual meetings and enhanced collaboration programs and have developed policies and protocols to ensure department and employee performance quality is maintained despite the change in work setting. This has resulted in a shift from in-person office related costs to costs associated with maintaining a remote workforce, including reimbursing employees for internet, phone, and office supply expenses; additional computer hardware costs; and some administrative burdens in complying with California laws and regulations related to COVID-19. With fewer employees coming to the office, we have fewer costs related to sanitizing, cleaning, and providing PPE supplies to the office to prevent potential COVID-19 exposure.

Revenue for our services is derived from our customers’ employee headcount and workers’ workplace injuries. During the periods covered by this report, several of our customers, including some of our largest customers, had to suspend or significantly modify their operations during much or all of the pandemic. Since California lifted its COVID-19 restrictions, some of our customers continue to experience lower than normal business volume and employee counts due to the pandemic. Until the impacts of COVID-19 on our customers’ businesses lessen, employees return to more normal workloads and the occurrence of workplace injuries returns to more traditional levels, we anticipate our revenues will continue to be negatively affected.

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

In April 2020, the Department of Labor issued regulations to implement the Families First Coronavirus Response Act (“FFCRA”) which provided employees paid leave for COVID-19 related illness for themselves and/or a family member and provided employers with tax credits. The FFRCA expired on December 31, 2020. In March 2021, the American Rescue Plan Act (“ARPA”) was signed into law. The ARPA made tax credits available to employers with fewer than 500 employees who voluntarily chose to grant employees paid leave under the FFCRA through September 30, 2021 and updated certain FFCRA leave provisions. We voluntarily chose to extend the FFCRA paid leave to our employees through its expiration on September 30, 2021 and take the tax credits. Since its expiration, we have ceased to offer COVID-19-specific paid leave benefits to our employees. Family, medical, and other types of leave remain available to employees under existing company policy.

In March 2021, California passed its own COVID-19 Supplemental Paid Sick Leave law (“CA SPSL”). It provided employees paid leave for COVID-19 related reasons such as caring for themselves, family members, or for vaccine related appointments or illnesses caused by COVID-19 or the vaccine from January 1, 2021 through September 30, 2021. The CA SPSL allowed employees to retroactively request reimbursement for qualifying leave or to use it towards future requests through September 30, 2021. Employers whose employees utilized CA SPSL are eligible for federal tax credits to offset the costs of providing the CA SPSL. On September 30, 2021, the CA SPSL paid leave expired.

In June 2021, the Governor of California terminated the executive order that put into place the Stay Home Order and Blueprint for a Safer Economy. This removed restrictions on physical distancing, capacity limits on businesses, and the county tiers system. We have elected to allow employees to continue working remotely and made arrangements to reduce our office space to an executive and shared office for other employees to come in periodically in 2022.

In February 2022, California passed another COVID-19 Supplemental Paid Sick Leave law (“CSPSL”). It provides employees paid leave for COVID-19 related reasons such as caring for themselves, family members, or for vaccine related appointments or illnesses caused by COVID-19 or the vaccine from January 1, 2022 through September 30, 2022. The CSPSL allows employees to retroactively request reimbursement for qualifying leave or to use it towards future requests through September 30, 2022. Unlike the CA SPSL from 2021, employers whose employees utilize CSPSL are ineligible for federal tax credits to offset the costs of providing the CSPSL.

We will continue to offer COVID-19-specific paid leave benefits to our employees until the expiration of CSPSL. Family, medical, and other types of leave remain available to employees under existing Company policy. As of April 2022, we have incurred negligible payroll, benefits, administrative, and liability costs related to CSPSL. However, we could incur some significant costs if a second booster shot is recommended or required later in 2022, or if another spike in COVID-19 results in increased usage of the CSPSL benefit by employees.

Unlike much of the U.S. economy, we have maintained relatively steady employee recruitment and retention. Our maintenance of a successful remote environment, including high employee morale and cohesive culture via technology, has also allowed us to seek candidates in a wider range of locations, some of which have lower costs of living and lower wage norms, as well as increasing the quantity of qualified applicants. While we cannot predict or control future trends in labor in our industry, we believe that our solid recruitment practices and the opportunities presented by remote work options will help us adapt to a changing workforce environment.

In response to COVID-19 and transitioning to a remote workforce, we have taken measures to ensure data security, but there is no guarantee that these measures will be completely effective, that our productivity will not be adversely impacted, or that we will not encounter some of the common risks associated with a remote workforce, including employees accessing company data and systems remotely. As discussed in greater detail in Item 1A Risk Factors of this annual report, our business has been and could continue to be materially and adversely affected by the potential interruptions to our business operations resulting from changes to our business model in response to COVID-19.

Summary of Fiscal 2021

During the year ended December 31, 2021, total revenues decreased 11%. Revenue from HCO remained flat while MPN and medical bill review revenue increased by 4% and 21%, respectively. Revenue from utilization review, medical case management, and other fees decreased 4%, 26%, 16%, respectively.

During fiscal 2021, operating expenses decreased by 6%, primarily as a result of decreases in depreciation, bad debt provision, consulting fees, salaries and wages, insurance, outsource service fees, and general and administration expenses. These decreases were partially offset by an increase in data maintenance, while professional fees remained flat. As a result, our income from operations was $516,475 compared to $820,271 during fiscal 2020.

Our provision for income tax expense decreased 26% during fiscal 2021, from $270,701 in 2020 to $201,055 in 2021 due to a reduction in income from operations.

Our net income also increased 81% from $549,570 in 2020 to $995,020 in 2021 primarily as a result of the Paycheck Protection Program loan forgiveness income.  Basic and fully diluted earnings per share during fiscal 2021 was $0.08 and $0.08, respectively compared to $0.04 and $0.04, respectively during fiscal 2020.

Revenue

We derive revenue primarily from fees charged for access to our provider networks, and for review and medical case management services.

HCO

HCO revenue is generated largely from fees charged to our employer customers for claim network fees to access to our HCO networks, employee enrollment into our HCO program, program administration, custom network fees, annual and new hire notifications and fees for other ancillary services they may select.

MPN

Like HCO revenue, MPN revenue is generated largely from fees charged to our employer customers for claim network fees to access our MPN networks, custom network fees, employee enrollment into our MPN program, program administration, and fees for other services our MPN customers may select. Unlike the HCO, MPNs do not require annual and new hire notifications, MPNs are only required to provide a notice to an injured worker at the time the employer is notified by the injured worker that an injury occurred.

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

The following table sets forth, for the years ended December 31, 2021 and 2020, the percentage each revenue item identified in our audited consolidated financial statements contributed to total revenue during the respective period.

	2021	2020
HCO	27%	24%
MPN	10%	8%
Utilization review	20%	19%
Medical bill review	7%	5%
Medical case management	33%	40%
Other	3%	4%

Expense

Consulting fees

Consulting fees include fees we pay to third parties for IT, marketing, and in-house legal advice for the various services we offer.

Salaries and wages

Salaries and wages reflect employment-related compensation we pay to our employee, payroll processing, payroll taxes and commission.

Professional fees

Professional fees include fees we pay to third parties to provide medical consulting, medical case management, and board of director’s fees for board meetings, as well as, legal and accounting fees.

Insurance

Insurance expense is comprised primarily of health insurance benefits offered to our employees, directors’ and officers’ liability insurance, Workers’ Compensation coverage and business liability coverage.

Data maintenance fees

Data maintenance fees includes fees we pay to a third party to process HCO and MPN employee enrollment. These fees fluctuate throughout the year because of the varied timing of customer enrollment into the HCO or MPN program and the number of employees they have in their workforce.

Outsource service fees

Outsource service fees consist of costs incurred by our subsidiaries in partially outsourcing utilization review, medical bill review, administrative services for medical case management and Medicare set-aside services and typically tends to increase and decrease in correlation with the demand for those services.

General and administrative

General and administrative expenses consist primarily of office rent, advertising, dues and subscriptions, equipment/repairs, IT enhancement, licenses and permits, telephone, office supplies, parking, postage, printing and reproduction, rent expense for equipment, miscellaneous expenses, shareholders’ expense, charity – cash contribution, auto expenses, bank charges, education, travel and entertainment, and vacation expense.

The following table sets forth, for the years ended December 31, 2021 and 2020, the percentage each expense item identified in our audited consolidated financial statements contributed to total expense during the respective period.

	2021	2020
Depreciation	1%	1%
Bad debt provision	0%	0%
Consulting fees	5%	5%
Salaries and wages	56%	56%
Professional fees	6%	6%
Insurance	7%	7%
Outsource service fees	7%	9%
Data maintenance	4%	3%
General and administrative	14%	13%

Results of Operations

Comparison of the fiscal years ended December 31, 2021 and 2020

The following represents selected components of our consolidated results of operations, for the years ended December 31, 2021 and 2020, respectively, together with changes from year-to-year:

	Year Ended December 31
	2021	2020	Amount of Change	% of Change
Revenues
HCO	$1,449,345	$1,453,365	$(4,020)	-%
MPN	524,148	502,590	21,558	4%
Utilization review	1,091,792	1,142,796	(51,004)	(4%)
Medical bill review	368,721	305,510	63,211	21%
Medical case management	1,771,718	2,404,148	(632,430)	(26%)
Other	197,386	234,309	(36,923)	(16%)
Total revenues	5,403,110	6,042,718	(639,608)	(11%)

Expense
Depreciation	48,887	55,428	(6,541)	(12%)
Bad debt provision	15,656	20,101	(4,445)	(22%)
Consulting fees	237,582	253,181	(15,599)	(6%)
Salaries and wages	2,740,806	2,916,576	(175,770)	(6%)
Professional fees	293,936	295,358	(1,422)	-%
Insurance	321,690	351,122	(29,432)	(8%)
Outsource service fees	364,951	449,836	(84,885)	(19%)
Data maintenance	204,725	184,946	19,779	11%
General and administrative	658,402	695,899	(37,497)	(5%)
Total expenses	4,886,635	5,222,447	(335,812)	(6%)

Income from operations	516,475	820,271	(303,796)	(37%)

Other income (expense)
Paycheck protection loan forgiveness income	684,785	-	684,785	100%
Paycheck protection loan interest expense	(5,185)	-	(5,185)	100%
Total other income (expense)	679,600	-	679,600	100%

Income before taxes	1,196,075	820,271	375,804	46%
Income tax provision	201,055	270,701	(69,646)	(26%)

Net income	$995,020	$549,570	$445,450	81%

Key trends affecting results of operations

As noted throughout this annual report, during the years ended December 31, 2021 and 2020, COVID-19 has impacted the businesses of our customers, our business and our results of operations. Most of our clients, and their employees are located in California. Throughout 2020 and for periods of 2021, California had in place COVID-19 restrictions on businesses which resulted in many of our customers reducing their workforces and caused a decrease in the number of new workers’ compensation claims, as a result of fewer workers working. Allowable medical treatment for workers’ compensation claims were also limited to help ease the burden of COVID-19 on medical facilities. We are beginning to see revenues for HCO and MPN enrollment increase as restrictions lift and employers begin hiring, but some of our customers’ industries have been impacted by the recent national trend of workforce resignations and difficulties in hiring. If our customers cannot attract new workers, it is possible that some jobs will be replaced with technology. If technology replaces workers, and/or workplace injuries continue at lower rates because there are more employees working from home and fewer employees suffering injuries in the workplace, the increases in revenues we are beginning to see could flatten or decline.

Our revenues for medical case management were also impacted because there was a smaller labor pool which resulted in fewer new workers’ compensation claims. We believe this trend will be temporary, as the economy recovers from the effects of COVID-19, but if the trend to smaller labor pools continues, medical case management reviews could continue to remain lower in the future.

Revenue

HCO

During the years ended December 31, 2021 and 2020, HCO revenue was essentially flat. The slight decrease in HCO revenue was attributable to the loss of four customers in 2021 and fewer claim network fees from existing customers, partially offset by increases in claim network fees from other existing customers.

MPN

The 4% increase in MPN revenue for 2021 compared to 2020, resulted primarily from increases in the number of claims reported by existing customers which led to in an increase in the number of MPN claim network fees.

Utilization review

During the year ended December 31, 2021, utilization review revenue decreased 4%. The decrease in utilization review revenue was due to the loss of three customers, partially offset by increases in utilization review referrals from other customers and the addition of a new customer in 2021.

Medical bill review

The 21% increase in medical bill review revenue during 2021 was primarily due to an increase in hospital and non-hospital bills reviewed, partially offset by the loss of three customers in 2021.

Medical case management

During the twelve-month periods ended December 31, 2021 and 2020, revenue from medical case management decreased 26% principally as a result of the loss of two customers, a decrease in the number of new claims, and pauses in work on open claims due to medical treatment delays in 2021. In 2020 and 2021, the decrease in the number of new claims was due to the reduction in our customers’ workforce and COVID-19 business and medical office restrictions. Medical offices were slow to resume full capacity and our medical management nurses could not work on the open claims until medical treatment was provided or was in progress. We believe that as the economy recovers, that medical case management will return to pre-pandemic levels.

Other

Other fees consist of revenue from network access fees derived from out of network referrals to our network of physicians, claims fees, expert witness testimony, lien representation, legal support services, Medicare set-aside, and workers’ compensation carve-out services. Other fee revenue for the year ended December 31, 2021, decreased 16% when compared to the same period a year earlier. The decrease was the result of a loss of a customer which reduced our claims fees for accessing our network. The claims fees generated by this type of service is no longer offered in the current marketplace. Since losing the customer, we have chosen to discontinue this service in 2021.

Expense

Salaries and wages

Salaries and wages decreased by 6% in 2021 compared to 2020.  This decrease was the result of a reduction in our workforce in 2021 due to a decline in demand for our services caused by the effects of COVID-19 restrictions on our customers.

Professional fees

Professional fees decreased marginally during 2021. The decrease in professional fees was primarily the result of fewer fees incurred for board of director’s fees and medical management services as a result of decreased medical case management activity, partially offset by increases in accounting and legal professional fees.

Insurance

During 2021 we decreased insurance expenses by 8% compared to 2020. The decrease in insurance expenses was primarily attributed to a decrease in medical insurance premiums as a result of our lower employee count and lower insurance expense for business, directors’ and officers’ liability, and Workers’ Compensation coverage.

Outsource service fees

Outsource service fees decreased 19% during the twelve-month period ended December 2021.  The decrease was primarily the result of decreases in the number of utilization review referrals, medical bill reviews, referrals sent out for Medicare set-aside arrangements, partially offset by increases in medical case management administrative services. We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review, certain medical case management services and Medicare set-aside services we provide in the future.

Data maintenance

During the year ended December 31, 2021 data maintenance fees increased 11% primarily as a result of an increase in the number of customers’ employees enrolled in our HCO and MPN programs. In 2021, we saw an increase in the number of MPN enrollees as our customers began hiring employees. We anticipate that as businesses recover from the pandemic that data maintenance fees will increase and then level off to a modest growth.

General and administrative

During 2021, we were able to reduce our general and administrative expenses by 5%. This decrease was the result of decreases in advertising, dues and subscriptions, equipment/repairs, IT enhancement, licenses and permits, office supplies, parking, postage, printing and reproduction, rent expense for equipment, miscellaneous expenses, and shareholders’ expense, partially offset by increases in charity – cash contribution, auto expenses, bank charges, education, telephone, office rent, travel and entertainment, and vacation expense. These changes in general and administrative expenses were largely attributable to changes in how we conducted our business in response to COVID-19. While we anticipate certain general and administrative expenses will remain lower in the long-term, such as office rent, internet and phone, as a result of changes to our business operations in response to COVID-19, we expect other general and administrative expenses, such as IT enhancements, hardware and other technology-related expenses will remain at higher than historic levels in future periods.

Income from Operations

The 6% decrease in total expenses we achieved during fiscal 2021 was not sufficient to fully offset the 11% decrease in total revenues during the same period, resulting in a 37% decrease in income from operations during the fiscal year ended December 31, 2021.

Other Income (Expense)

In February 2021 the principal and interest on the Paycheck Protection Program (“PPP”) loans in the aggregate amount of $460,700 (the “first draw PPP loans”) issued to PHCO, MMC and MMM in April and May 2020 were forgiven in full.  In December 2021 the principal and interest on the section 311 of the Economic Aid Act Paycheck Protection Program Second Draw Loans in the amount of $218,900 (the “second draw PPP loan”) issued to MMM in April 2021 were also forgiven in full. As a result, we realized income from paycheck protection loan forgiveness of $684,785 and loan interest expense from paycheck protection loans of $5,185 during the year ended December 31, 2021, resulting in total other income during 2021 of $679,600. During the year ended December 31, 2020, we realized no other income (expense). We do not expect there to be further similar forgivable loans in future periods and as a result, we expect other income (expense) to be significantly less in future periods than during the year ended December 31, 2021.

Income Tax Provision

Our income tax provision for the year ended December 31, 2021, decreased 26%, as a result of a 37% decrease in income from operations during 2021, compared to 2020.

Net Income

Despite the fact that declines in our total revenues outpaced reductions in our total expenses during 2021, as a result of the recognition in 2021 of PPP loan forgiveness we realized an 81% increase in net income during the year ended December 31, 2021 compared to the year ended December 31, 2020. We do not expect this to recur in future periods and expect net income will be lower in future periods until revenues increase.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. We consistently monitor our liquidity and financial position and take actions management believes are in the best interest of our Company and shareholders to ensure the long-term financial viability of our Company. Historically, we have realized positive cash flows from operating activities, which coupled with positive reserves of cash on hand, have been used to fund our operating expenses and obligations. We have not historically used, nor do we currently possess a credit facility or other institutional source of financing.

During the past two fiscal years we have experienced declining revenues as a result of the impacts of the COVID-19 pandemic on our business, the businesses of our customers and the overall economy.  In April and May 2020, PHCO, MMM and MMC received first draw PPP loans in the aggregate amount of $460,700.  In the spirit of the PPP loan program policy of protecting the continued economic stability of employees, we put virtually all of the PPP loan amounts toward payroll and employee benefit expenses. In February 2021 PHCO, MMC, and MMM received full forgiveness of their first draw PPP loans including accrued interest. In April 2021 MMM received the second draw PPP loan in the amount of $218,900. The second draw PPP loan was also used to pay for qualifying expenses, such as payroll, group health benefits, rent and utilities.  In December 2021 MMM received full forgiveness of the second draw PPP loan including accrued interest.  In addition to availing the Company of the benefits of these government sponsored programs, we have also focused on reducing other operating expenses while maintaining our ability to provide the high-quality care to which our customers are accustomed.  Since the outbreak of the pandemic in early 2020, we have realized a net reduction in our workforce of six employees. At the end of April 2022 the office lease on the business space we currently occupy will expire. We have moved towards operating remotely and have taken this opportunity to reduce our office rent expense.  We are currently in the process of relocating to a smaller office.  The office lease on this new space commenced on April 1, 2022. The operating costs for internet and phone at our offices will be less in the new office space. Some of those savings will be incorporated to enhance our IT security and new internet phone system.

Despite the fact that, net of the effects of PPP loan forgiveness, we have realized reduced revenues and lower net cash from operating activities, and the fact that we have incurred expense in transitioning our employees to remote work, we have continued to realize net income and net cash from operations and have increased our net cash position. Management currently believes that absent (i) any unanticipated further COVID-19 impact, (ii) a longer-term downturn in the general economy as a result of inflation and the sanctions, countermeasures and other actions in response to the Russia-Ukraine conflict, or (iii) the loss of several major customers within a condensed period, cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses for at least the next twelve months.

As of December 31, 2021, we had cash on hand of $10,085,372 compared to $9,498,457 at December 31, 2020.  The $586,915 increase in cash on hand was primarily the result of net cash provided by our operating and financing activities, partially offset by cash used in investing activities.

We currently have planned certain capital expenditures including moving our corporate offices to a new location and the decommissioning of certain IT systems, implementation of new internet phone services and a move to a new software platform. We do not anticipate these costs to be significant and have adequate capital on hand to cover these expenses. We do not anticipate these expenditures will require us to seek outside sources of funding.

We believe our strong cash position could allow us to identify and capitalize on potential opportunities to expand our business either through the acquisition of existing businesses that may have insufficient resources to overcome the impacts of the COVID-19 pandemic, including accretion of existing business lines or expansion into new business lines and related industries, including, but not limited to, the insurance industry. We may also seek growth through organic development of new lines of business or expansion of existing offerings. Depending upon the nature of the opportunities we identify, such acquisitions or expansion could require greater capital resources than we currently possess. Should we need additional capital resources, we could seek to obtain such through debt and/or equity financing. We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining equity or debt financing when needed on favorable terms, or at all. We could also use shares of our capital stock as consideration for a business acquisition transaction, but there is also no assurance that there would be significant interest in our capital stock by a potential seller or the market.

As a result of the unique nature of the COVID-19 pandemic and its impacts on our operations, the operations of our customers and the broader economy, coupled with uncertainty surrounding the potential impacts rising inflation and the Russia-Ukraine conflict could have, we cannot provide any assurance that the assumptions management has used to estimate our liquidity requirements will remain accurate in either the short-term or the longer-term. The ultimate duration and impact of these events on our business, results of operations, financial condition and cash flows is dependent on future developments, which are our uncertain, largely beyond our control and cannot be predicted with any degree of certainty at this time. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and potentially by rising inflation and the Russia-Ukraine conflict and their negative effects on economic conditions.

Cash Flow

During the year ended December 31, 2021, cash was primarily used to fund operations. We had net increases in cash of $586,915 and $1,394,293 during the years ended December 31, 2021 and 2020, respectively. See below for additional, discussion and analysis of cash flow.

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$386,391	$987,441
Net cash used in investing activities	(18,376)	(53,848)
Net cash provided by financing activities	218,900	460,700
Net increase in cash	$586,915	$1,394,293

Net cash provided by operating activities was $386,391 and $987,441 in 2021 and 2020, respectively. The decrease of $601,050 in cash flow from operating activities was the result of realizing lower net income coupled with decreases in accounts receivable, bad debt provision, prepaid income tax, receivable – other, deferred taxes, accounts payable, income tax payable, and deferred rent expense, partially offset by increases in taxes receivable, deferred rent asset, prepaid expenses, accrued expenses, and unearned revenue.

Net cash used in investing activities was $18,376 and $53,848 in 2021 and 2020, respectively.  Net cash used in investing activities was less by $35,472 in 2021 because of a decrease in purchases of computers, furniture and equipment.

In 2021, net cash provided by financing activities was $218,900 from a second draw PPP loan issued to MMM compared to $460,700 of PPP loans issued to PHCO, MMC and MMM, respectively, in 2020.

Off-Balance Sheet Financing Arrangements

As of December 31, 2021, we had no off-balance sheet financing arrangements.

Inflation

We experience pricing pressures in the form of competitive pricing. Insurance carriers and third-party administrators often try to take our customers by offering bundled claims administration services with their own managed care services at a lower rate. We are also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits and facility leases. We believe that these impacts can be material to our revenues or net income. Some of our customers are public entities which contract with us at a fixed price for the term of the contract. Increases in labor and employee benefits can reduce our profit margin over the term of these contracts. See also “Effects of inflation” of Item 1A Risk Factor of this annual report.

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

We must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our past experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. Three customers accounted for 10% or more of accounts receivable at December 31, 2021 and 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 6117)

To the Board of Directors and Stockholders

Pacific Health Care Organization, Inc.

Newport Beach, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Health Care Organization, Inc. (the Company) as of December 31 2021 and 2020, and the related consolidated statements of operations,  stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 12, 2022

Pacific Health Care Organization, Inc.

Consolidated Balance Sheet

ASSETS
	December 31,	December 31,
	2021	2020
Current Assets
Cash	$10,085,372	$9,498,457
Accounts receivable, net of allowance of $23,083 and $19,404	927,990	1,063,090
Deferred rent assets	10,055	-
Income tax receivable	19,779	-
Receivable – other	3,000	4,000
Prepaid expenses	96,977	82,499
Total current assets	11,143,173	10,648,046

Property and Equipment, net
Computer equipment	526,249	507,873
Furniture and fixtures	226,323	226,323
Office equipment	9,556	9,556
Total property and equipment	762,128	743,752
Less: accumulated depreciation and amortization	(669,592)	(620,705)
Net property and equipment	92,536	123,047
Operating lease right-of-use assets, net	70,368	309,282
Other assets	26,788	26,788
Total Assets	$11,332,865	$11,107,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$44,899	$80,134
Accrued expenses	315,495	275,152
Income tax payable	-	61,828
Deferred rent expense	-	2,725
Dividend payable	37,000	37,000
Operating lease liabilities, current portion	70,368	243,049
Paycheck protection program loans, current portion	-	311,118
Unearned revenue	33,544	31,544
Total current liabilities	501,306	1,042,550

Long Term Liabilities
Operating lease liabilities, long term portion	-	66,233
Paycheck protection program loans, long term portion	-	149,582
Deferred tax liabilities	7,154	19,413
Total Liabilities	508,460	1,277,778

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding	16	16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	10,395,532	9,400,512
Total stockholders’ equity	10,824,405	9,829,385

Total Liabilities and Stockholders’ Equity	$11,332,865	$11,107,163

The accompanying notes are an integral part of these audited consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statement of Operations

	Years Ended December 31,
	2021	2020
Revenues
HCO	$1,449,345	$1,453,365
MPN	524,148	502,590
Utilization review	1,091,792	1,142,796
Medical bill review	368,721	305,510
Medical case management	1,771,718	2,404,148
Other	197,386	234,309
Total revenues	5,403,110	6,042,718

Expenses
Depreciation	48,887	55,428
Bad debt provision	15,656	20,101
Consulting fees	237,582	253,181
Salaries and wages	2,740,806	2,916,576
Professional fees	293,936	295,358
Insurance	321,690	351,122
Outsource service fees	364,951	449,836
Data maintenance	204,725	184,946
General and administrative	658,402	695,899
Total expenses	4,886,635	5,222,447

Income from operations	516,475	820,271

Other income (expense)
Paycheck protection program loan forgiveness income	684,785	-
Paycheck protection program loan interest expense	(5,185)	-
Total other income (expense)	679,600	-

Income before taxes	1,196,075	820,271
Income tax provision	201,055	270,701

Net income	$995,020	$549,570

Basic earnings per share:
Earnings per share amount	$0.08	$0.04
Basic common shares outstanding	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.08	$0.04
Fully diluted common shares outstanding	12,816,000	12,816,000

The accompanying notes are an integral part of these audited consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2019	16,000	$16	12,800,000	$12,800	$416,057	$8,850,942	$9,279,815

Net income for the year ended December 31, 2020	-	-	-	-	-	549,570	549,570

Balance December 31, 2020	16,000	$16	12,800,000	$12,800	$416,057	$9,400,512	$9,829,385

Net income for the year ended December 31, 2021	-	-	-	-	-	995,020	995,020

Balance December 31, 2021	16,000	$16	12,800,000	$12,800	$416,057	$10,395,532	$10,824,405

The accompanying notes are an integral part of these audited consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$995,020	$549,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,887	55,428
Bad debt provision	15,656	20,101
Paycheck protection program loan forgiveness	(679,600)	-

Changes in operating assets and liabilities:
Decrease in accounts receivable	119,444	31,534
Increase in deferred rent asset	(10,055)	-
Decrease in receivable - other	1,000	10,900
(Increase) decrease in prepaid expenses	(14,478)	45,844
(Decrease) increase in accounts payable	(35,235)	27,859
Increase in accrued expenses	40,343	25,248
Decrease in deferred rent expense	(2,725)	(27,222)
Increase (decrease) in unearned revenue	2,000	(14,522)
Increase in taxes receivable	(19,779)	-
Decrease (increase) in prepaid income tax	-	158,641
(Decrease) increase in deferred taxes	(12,259)	42,232
(Decrease) increase in income tax payable	(61,828)	61,828

Net cash provided by operating activities	386,391	987,441

Cash Flows from Investing Activities
Purchase of furniture and equipment	(18,376)	(53,848)
Net cash used in investing activities	(18,376)	(53,848)

Cash Flows from Financing Activities
Proceeds from paycheck protection program loans	218,900	460,700
Net cash provided by financing activities	218,900	460,700
Increase in cash	586,915	1,394,293

Cash at beginning of period	9,498,457	8,104,164
Cash at end of period	$10,085,372	$9,498,457
Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$294,000	$8,000

The accompanying notes are an integral part of these audited consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

NOTE 1 – CORPORATE HISTORY

Pacific Health Care Organization, Inc. (the “Company” or “PHCO”) is a specialty workers’ compensation cost containment company providing a range of services principally to California employers and claims administrators.  The Company was incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc.  The Company changed its name to Pacific Health Care Organization, Inc., in January 2001.  In February 2001, the Company acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized in March 1994, in a share for share exchange.  Medex is a wholly owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Managed Provider Networks (“MPNs”) in the state of California.  Medex also offers carve-out services and Medicare Set Asides (“MSA”).  In February 2012, we incorporated Medex Medical Management, Inc., (“MMM”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMM is responsible for overseeing and managing medical case management services and lien representation services. In March 2011, we incorporated Medex Managed Care, Inc. (“MMC”) in the state of Nevada, as a wholly owned subsidiary of the Company.  MMC oversees and manages the Company’s utilization review and managed bill review services.

On October 19, 2021, the Company completed short-form mergers between PHCO and each of its wholly owned subsidiaries Industrial Resolutions Coalition (“IRC”), Medex Legal Support, Inc. (“MLS”), and Pacific Medical Holding Company (“PMHC”). As a result of the short-form mergers the separate existence of IRC, MLS and PMHC terminated and the business, assets and liabilities of those entities have been transferred to PHCO and, as appropriate to its other subsidiaries. The Company continues to offer the services of IRC and MLS through its other subsidiaries as described in the preceding paragraph.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A.    Basis of Accounting

The Company used the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the periods ended December 31, 2021 and 2020.

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

Years Ended December 31, 2021 and 2020

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

C.    Cash Equivalents

The Company considers all short term, highly liquid investments that are readily convertible, within three months of origination, to known amounts as cash equivalents.  As of December 31, 2021 and 2020, the Company had no cash equivalents.

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

	For the Years Ended December 31,
	2021	2020
Basic Earnings per share:
Income (numerator)	$995,020	$549,570
Shares (denominator)	12,800,000	12,800,000
Per share amount	$0.08	$0.04
Fully Diluted Earnings per share:
Income (numerator)	$995,020	$549,570
Shares (denominator)	12,816,000	12,816,000
Per share amount	$0.08	$0.04

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables and current assets and liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

Years Ended December 31, 2021 and 2020

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

The Company has two classes of stock. The Articles of Incorporation of the Company, as amended, authorize 5,000,000 shares of $0.001 par value preferred stock, which may be issued in one or more series, with designation, rights and privileges of such preferred stock to be set by the board of directors of the Company from time to time.  On November 21, 2016, the board of directors of the Company approved a Certificate of Designation of Rights, Privileges and Preferences of Series A preferred stock and authorized the Company’s officers to file such with the Utah Division of Corporations and Commercial Code to create the Series A preferred stock.  The Series A preferred stock has a par value of $0.001 and consists of 40,000 shares.  The holders of Series A preferred stock are entitled to vote with the common stockholders on all matters brought for approval of the common stockholders.  In connection with any such matter, each outstanding share of Series A preferred stock is entitled to 20,000 votes of common stock of the Company.  In the event of a liquidation, dissolution or winding up of the Company, the Series A preferred stock shall rank in parity with the Company’s common stock.  Holders of Series A preferred stock are entitled to receive dividends, when, as and if declared by the board of directors.  The Series A preferred stock shall rank in parity with the Company’s common stock as to any dividends.  As of December 31, 2021 and 2020, 16,000 shares of the Series A preferred stock were outstanding.

The Company also has voting common stock of 800,000,000 shares authorized at December 31, 2021 and 2020, and 12,800,000 and 12,800,000 shares issued and outstanding, respectively. The Company purchased no shares of treasury stock at cost during fiscal 2021 or 2020. As of December 31, 2021 and 2020, the Company had dividends payable of $37,000 and $37,000, respectively, from a dividend declared in September 2015.  As of December 31, 2021 and 2020, no shareholder entitled to claim the unpaid September 2015 dividend made a claim to such dividend, accordingly the Company paid $0 and $0, respectively during in connection with the September 2015 dividend during the years ended December 31, 2021 and 2020.

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

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. At fiscal year-end 2021 and 2020, the Company had a bad debt reserve of $23,083 and $19,104, respectively, as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2021 and 2020, are as follows:

	12/31/21	12/31/20
Customer A	24%	20%
Customer B	11%	9%
Customer C	11%	10%

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

During 2021, three major customers accounted for more than 43% of our sales, approximately 24%, 11%, and 8% respectively, of our total sales. By comparison, during 2020 our three largest customers accounted for 42% of sales, approximately 20%, 12%, and 10%, respectively.

P.     Leases

Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $719,861, lease liabilities for operating leases of $719,861, and a zero cumulative-effect adjustment to accumulated deficit. This lease expires as of April 30, 2022. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”). Lease expense is recognized on a straight-line basis over the lease term. If a Company lease does not provide an implicit rate, the Company develops an estimated incremental borrowing rate at the commencement date based on the estimated rate at which it would borrow, in the current economic environment, an amount equal to the lease payments over a similar term on a collateralized basis which is used to determine the present value of lease payments. The Company entered into a new office lease for a 12-month period, which commenced on April 1, 2022. The Company had no finance leases at December 31, 2021 and 2020.

Q.    Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and except as follows, there are no material subsequent events to report. As of the date of issuance of the financial statements, it is difficult to determine the impact the COVID-19 outbreak will continue to have on the Company. The extent of its impact will depend upon future developments that are highly uncertain and cannot currently be predicted with any level of confidence. The Company expects the recovery resulting from the COVID-19 pandemic may continue to have a material adverse effect on its business, results of operations, financial condition, and cash flows in one or more future quarters. During the pandemic, our customers had to reduce their workforces and our revenues are derived from their employee counts and workplace injuries. Some of our customers’ industries workforce moved away from those jobs, which may result in slower increase in their workforce to pre-pandemic levels.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

As a result of the economic contraction from the COVID-19 pandemic, workers’ compensation claims, and medical reviews received were lower in the years covered because of the decline in prior workplace injuries. Our medical case managers usually work on the difficult claims, which can remain open for several months to years. Without the steady flow of new workers’ compensation claims during that time, we expect that our medical case management revenue may continue to be lower throughout 2022, even as more people return to the workforce.

The Company has entered into a new 12-month office lease commencing on April 1, 2022. Our office current lease expires as of April 30, 2022.

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard became effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The reported results for the fiscal year ended December 31, 2021 and 2020 reflect the application of the guidance of ASC 740-10.

Other than the foregoing, the Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will be expected to cause a material impact on its financial statements.

NOTE 4 – FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases more than $1,000 per item.  Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation which is five years for computer equipment, office equipment, and furniture and fixtures. Scheduled below are the assets, costs and accumulated depreciation at December 31, 2021 and 2020.

	Cost		Accumulated Depreciation and Amortization
Assets	December 31, 2021	December 31, 2020	December 31, 2021(1)	December 31, 2020
Computer equipment	$526,249	$507,873	$441,597	$405,849
Furniture and fixtures	226,323	226,323	206,884	206,446
Office equipment	9,556	9,556	21,111	8,410
Totals	$762,128	$743,752	$669,592	$620,705

(1)         Depreciation and amortization expense for the years ended December 31, 2021 and 2020, totaled $48,887 and $55,428, respectively.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

NOTE 5 – INCOME TAXES

The Company accounts for corporate income taxes in accordance with ASC 740-10 “Income Taxes.” ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision for the years ended December 31, 2021 and 2020, consisted of the following:

	2021	2020
Current
Federal	$101,118	$152,702
State	112,196	75,766
Deferred
Federal	(9,304)	31,693
State	(2,955)	10,540
Total tax provision	$201,055	$270,701

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2021 and December 31, 2020, are as follows:

	2021	2020
Depreciation
Federal	$(19,215)	$(25,840)
State	(6,391)	(8,592)

Reserve for bad debts
Federal	4,793	4,075
State	1,594	1,355

Deferred Rent
Federal	2,088	572
State	694	190

Deferred Revenues
Federal	6,965	6,624
State	2,317	2,203

State tax deductions	-	-
Net deferred tax asset (liabilities)	$(7,155)	$(19,413)

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2021	2020

Expense at federal statutory rate of 21%	$251,176	$172,257
State income taxes, net of federal benefit	79,789	57,285
Non-deductible expenses	10,063	10,027
Tax exempt income	(143,805)	-
Other items	3,832	31,132
Income tax provision	$201,055	$270,701

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

The Company follows the interpretations of the ASC 740, which establishes a single model to address accounting for uncertain tax positions.  The interpretations clarify the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and provide guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The Company includes interest and penalties arising from the underpayment of income taxes in these audited consolidated statements of operations in the provision for income taxes.  As of December 31, 2021, the Company had no accrued interest or penalties. The years 2019, 2020, and 2021 are still open for examination by the Internal Revenue Service.

NOTE 6 – LEASES

In April 2017, the Company entered a 39-month operating lease for an office copy machine with monthly payments at $1,723. This lease terminated in July 2020.

In July 2015, the Company entered a 79-month office lease that commenced on September 28, 2015 through April 30, 2022.  The lease provided for approximately 9,439 square feet of office space.  This office space has served as the principal executive offices of the Company, as well as the principal offices of the Company’s operating subsidiaries.

The Company has entered a new 12-month office lease that commenced on April 1, 2022. The lease provides 320 square feet of office space that includes shared space for other business needs and expires March 31, 2023. This office space will serve as the principal executive offices of the Company, as well as the principal offices of the Company’s operating subsidiaries. The Company has reduced its office space as the majority of its workforce will continue working remotely. The new office space will be for the executive team and shared office space for key employees to use as needed.

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

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Year Ended December 31, 2021
Lease Cost
Operating lease cost (included in general and administrative in the Company’s consolidated statement of operations)	$71,359

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2021	$279,385
Weighted average remaining lease term – operating leases (in years)	0.33 years
Average discount rate – operating leases	5.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At December 31, 2021	At December 31, 2020
Operating leases
Remaining right-of-use assets	$70,368	$309,282
Short-term operating lease liabilities	$70,368	$243,049
Long-term operating lease liabilities	-	66,233
Total operating lease liabilities	$70,368	$309,282

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2022	$71,359
Total lease payments	71,359
Less: Imputed interest/present value discount	(991)
Present value of lease liabilities	$70,368

Lease expenses were $279,385 and $257,024 during the years ended December 31, 2021 and 2020, respectively.

NOTE 7 – ACCRUED AND OTHER LIABILITIES

As of December 31, 2021 and 2020, accrued liabilities consist of the following:

	2021	2020

Salaries and wages	$115,744	$91,693
Compensated absences	154,774	135,530
Legal fees	815	-
Accounting fees	26,372	21,577
Sales commissions	12,989	25,699
Other	4,801	653
Total	$315,495	$275,152

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

NOTE 8 – EQUITY INCENTIVE AWARDS

2018 Plan

The Pacific Health Care Organization 2018 Equity Incentive Plan (the “2018 Plan”) became effective on April 6, 2018. The 2018 Plan permits the granting of 8,000,000 shares of Common Stock. No awards or grants have been awarded or granted under the Plan. The 2018 Plan provides for grants of equity incentive compensation to employees and consultants of the Company and such other individuals the Company reasonably expects to become employees or consultants of the Company. The 2018 Plan allows for awards of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards, and (e) other equity-based awards. The 2018 Plan will terminate automatically on the tenth anniversary of the 2018’s Plan Effective Date. The 2018 Plan is currently administered by the full board of directors.

The Company did not award any equity incentive compensation during the years ended December 31, 2021 and 2020.

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

NOTE 10 – BENEFITS AND OTHER COMPENSATION

The Company offers a 401(k)-profit sharing plan for employees who meet the eligibility requirements. Pursuant to the plan, the Company may make discretionary matching contributions and/or discretionary profit-sharing contributions to the plan.  All such contributions must comply with federal pension laws, non-discrimination requirements and the terms of the plan.  In determining whether to make a discretionary contribution, the board of directors would evaluate current and prospective costs of such awards to the Company and management’s desire to reward and retain employees and attract new employees.  To date, the Company has never made matching contributions and/or discretionary profit-sharing contributions to any plan.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.         OTHER INFORMATION

None.

ITEM 9C.         DISCLOSURE REGARDING JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and directors, their ages, and all offices and positions they hold with the Company as of April 11, 2022.  There is no agreement or understanding between the Company or any other person and any director or executive officer pursuant to which he or she was selected as a director or executive officer.

Name	Age	Positions with the Company	Director Since	Executive Officer Since

Tom Kubota	82	Chief Executive Officer, President and Chairman of the Board of Directors	Sept. 2000	Sept. 2000

Kristina Kubota	37	Chief Financial Officer, Secretary and Director	Feb. 2018	Jan. 2021

David Wang	59	Director	Nov. 2007

Stacy Hadley	54	Director	Nov. 2016

Günter Soraperra	62	Director	Nov. 2016

Lauren Kubota	39	Director and Risk Manager	Feb. 2018

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

David Wang.  Since January 2021, Mr. Wang has been managing a private investment portfolio consisting of stocks, options and futures.  Previously, from 2018 to 2020 he served as the Co-CEO of Hacknowledge, LLC.  Hacknowledge shuttered its operations in December 2020, as a result of the impacts of the COVID-19 pandemic on its business. Hacknowledge offered a Managed Detection and Response (MDR) cybersecurity solution. Mr. Wang was responsible for day-to-day operations of the company including business development, marketing and sales. From late 2013 to 2017, Mr. Wang served as a managing member of Reef Capital Management, LLC.  He was responsible for managing a fund that was created to generate long-term cash flow to investors by investing primarily in drilling and development of oil projects. Prior to joining Reef Capital Management, from 2010, Mr. Wang was a consultant to high tech companies. He assisted a cloud computing company expand its coverage outside of Asia and assisted a cell phone manufacturer explore a joint venture with a manufacturer in Brazil to build low-cost smart phones and tablets utilizing various government tax incentives. Mr. Wang earned a Bachelor of Science in Computer Science/Mathematics from the University of California, Los Angeles (UCLA) in 1985. He earned a Master of Business Administration degree with an emphasis in Financial and Entrepreneurial Studies from the Anderson School at UCLA in 2000. Mr. Wang is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant. In concluding that Mr. Wang was an appropriate candidate to serve on the Company’s board of directors, the board considered his education background, his experience in entrepreneurial business enterprises, his understanding of cybersecurity issues and his favorable history of attracting venture capital funds through his established contacts in the investment banking community.

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

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents we file with, or submit to, the Commission and in other public communications we make, (iii) compliance with applicable governmental laws, rules and regulations, (iv) prompt internal reporting of violations of the code, and (v) accountability for adherence to the code.  We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters.  All such requests should be sent care of Pacific Health Care Organization, Inc., Attn: Corporate Secretary, 1201 Dove Street, Suite 300, Newport Beach, CA 92660.  A copy of our code of ethics has been posted on our website and may be viewed at www.pacifichealthcareorganization.com. If we make any substantive amendments to, or grant any waivers from, the code of ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

Involvement in Certain Legal Proceedings

Our directors and our executive officers have not been involved in or a party in any of the following events or actions during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

●

such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

●

such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●

such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) Any Federal or State securities or commodities law or regulation; or (ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

ITEM 11.         EXECUTIVE COMPENSATION

The table below summarizes compensation paid to or earned by our named executive officers (“NEOs”) for the years ended December 31, 2021 and 2020.  No other executive officer of the Company had total compensation of $100,000 or more during the year ended December 31, 2021.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Tom Kubota	2021	194,136	-	15,714	(1)	209,850
Chief Executive Officer,	2020	184,045	102	43,503	(2)	227,650
President and Director

Kristina Kubota	2021	117,183	-	11,686	(3)	128,869
Chief Financial Officer,	2020	89,305	109	11,704	(4)	101,118
Secretary and Director

(1) Reflects health insurance premiums of $4,848, auto expense of $5,049, director’s fees of $3,600 and phone/internet reimbursement of $2,217.

(2) Reflects health insurance premiums of $4,092, auto expense of $4,435, director’s fees of $4,100, reimbursement of phone/internet fees of $450 and partial payout of unused paid time off of $30,426.

(3) Reflects health insurance premiums of $4,819, director’s fees and board meeting secretary fees of $4,650 and phone/internet reimbursement of $2,217.

(4) Reflects director's and board meeting secretary fees of $5,150, reimbursement of phone/internet fees of $450 and unused paid time off of $6,104.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We do not have written employment agreements with Mr. Kubota or Ms. Kubota. Each of our NEOs is employed/retained on an at-will basis and each can terminate his/her employment arrangement at any time, with or without cause. Likewise, we can terminate their employment at any time, with or without cause.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our NEOs. The base salary for each NEO is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between us and the NEO. We also take into consideration the individual’s past performance and experience, the expertise we need and local market and labor conditions. Changes to base salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance of the Company, economic condition and local market and labor conditions. Mr. Kubota’s base salary for 2022 is $193,536. Ms. Kubota’s base salary for 2022 is $115,000.

Non-Equity Incentive Compensation

From time to time, we may make cash awards to our employees, including the NEOs. Such awards may be designed to incentivize employees over a specified period pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established. In the event this type of cash award is made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.” The criteria for earning non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established. Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan. Our board of directors did not establish non-equity incentive compensation plans during the years ended December 31, 2021 or 2020, and no non-equity incentive compensation was awarded during these years. Similarly, to date, the board of directors has not awarded non-equity incentive compensation for the year ending December 31, 2022, although there is nothing that prohibits the board of directors from doing so at any point during the 2022 fiscal year.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria. Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded. To the extent awards are made to our NEOs, such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.”

The Company is under no contractual or other obligation to award cash bonuses. During the year ended December 31, 2021, the board of directors did not award any bonuses. During the year ended December 31, 2020, the board of directors awarded total aggregate bonuses of $211 respectively to our NEOs.

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

During the years ended December 31, 2021 or 2020, our board of directors awarded no equity incentive compensation to our NEOs. To date, the board of directors has also not awarded equity incentive compensation to our NEOs for the year ending December 31, 2022, although there is nothing that prohibits the board of directors from doing so at any point during the 2022 fiscal year.

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

Other than the foregoing, we do not offer any retirement or other benefit plans to our employees, including our NEOs, however, the board of directors may adopt plans as it deems to be reasonable under the circumstances.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of December 31, 2021, there were no outstanding equity awards held by our NEOs.

None of our NEOs exercised any stock options or had any stock vest related to grants made in connection with their employment during the years ended December 31, 2021 or 2020.

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

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our directors, and we did not award any equity compensation to any of our directors during the year ended December 31, 2021.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors for services on our board during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)		All Other Compensation ($)		Total ($)
Tom Kubota	$3,600		$206,250	(1)	$209,850

David Wang	$3,600		$-		$3,600

Günter Soraperra	$3,600		$-		$3,600

Stacy Hadley	$3,600		$-		$3,600

Lauren Kubota	$3,600		$105,903	(2)	$109,503

Kristina Kubota	$4,650	(3)	$124,219	(2)	$128,869

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

(3)   Kristina Kubota was paid additional fees of $1,050 to act as recording secretary at meetings of the board of directors.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 11, 2022:

●	each person known to us to beneficially own more than 5% of our common stock or Series A preferred stock;
●	each of our named executive officers;
●	each member of our board of directors; and
●	all our directors and executive officers as a group.

On April 11, 2022, there were 12,800,000 shares of common stock issued and outstanding and 16,000 shares of Series A preferred stock issued and outstanding.

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

Unless otherwise indicated, the address of each person or entity named in the table is 2618 San Miguel Drive #477 Newport Beach, CA 92660.

	Common Stock Beneficially Owned(1)		Series A Preferred Stock Beneficially Owned(2)
Name of Beneficial Owner	Number	%	Number	%

Directors and Named Executive Officers:
Tom Kubota(3)	8,025,000	62.7%	16,000	100%
Kristina Kubota(3)	8,000	* %	--	--%
Lauren Kubota(3)	8,000	* %	--	--%
Stacy Hadley	--	--%	--	--%
Günter Soraperra	--	--%	--	--%
David Wang	--	--%	--	--%
All directors and executive officers as a group (6 persons)	8,041,000	62.8%	16,000	100%

5% Shareholders:
Donald P. Balzano(4)	878,640	6.9%	--	--%
5422 Michelle Drive
Torrance, CA 90503
Bruce and Sarah Everakes(5)	690,856	5.4%	--	--%
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

(4)       Mr. Balzano is a Company consultant.

(5)       Based solely on the Amendment No. 1 to Schedule 13G filed by Bruce Everakes on February 15, 2019, adjusted to reflect the four-shares-for-one-share forward split of the Company’s common stock that took effect on January 6, 2020.

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	8,000,000	*
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$-	8,000,000	*

* Adjusted to reflect the four-shares-for-one-share forward split of the Company’s common stock that took effect on January 6, 2020.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed in Item 11 Executive Compensation, during the years ended December 31, 2021 and 2020, we did not engage in transactions with related persons (as defined by Rule 404 of Regulation S-K (Instructions to Item 404(a)) that exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two fiscal years in which any such related person had or will have a direct or indirect material interest.

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

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by Pinnacle Accountancy Group of Utah, (a dba of Heaton & Company, PLLC), our independent registered public accounting firm during the years ended December 31, 2021 and 2020, in each of the following categories, were as follows:

	2021	2020
Audit	$56,311	$65,155
Audit related	-	-
Tax	-	-
All other	-	-
Total	$56,311	$65,155

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

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements of the registrant are included in response to Item 8 of this annual report:

Report of Independent Registered Public Accounting Firm – Pinnacle Accountancy Group of Utah, (a dba of Heaton & Company, PLLC), dated April 12, 2022.

Consolidated Balance Sheets as of December 31, 2021 and 2020.

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020.

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020.

Notes to audited Consolidated Financial Statements.

(a) (2) Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in these audited consolidated financial statements or related notes.

(a) (3) Exhibits

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
101

The following materials from Pacific Health Care Organization, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the audited Consolidated Financial Statements.*

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: April 14, 2022	By:	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Tom Kubota	Chief Executive Officer, President	April 14, 2022
Tom Kubota	and Chairman of the Board

/s/ Kristina Kubota	Chief Financial Officer, Secretary and Director	April 14, 2022
Kristina Kubota

/s/ David Wang	Director	April 14, 2022
David Wang

/s/ Stacy Hadley	Director	April 14, 2022
Stacy Hadley

/s/ Günter Soraperra	Director	April 14, 2022
Günter Soraperra

/s/ Lauren Kubota	Director	April 14, 2022
Lauren Kubota