Form 10-Q
period 2022-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2022-05-16
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 000-50009

PACIFIC HEALTH CARE ORGANIZATION, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0285238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

19800 MacArthur Boulevard, Suites 306 and 307
Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

(949) 721-8272

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
None	N/A	N/A

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

As of May 13, 2022, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$10,538,609	$10,085,372
Accounts receivable, net of allowance of $13,217 and $23,083	802,277	927,990
Deferred rent assets	24,353	10,055
Income tax receivable	55,399	19,779
Receivable – other	3,000	3,000
Prepaid expenses	81,980	96,977
Total current assets	11,505,618	11,143,173

Property and Equipment, net
Computer equipment	527,574	526,249
Furniture and fixtures	226,323	226,323
Office equipment	9,556	9,556
Total property and equipment	763,453	762,128
Less: accumulated depreciation and amortization	(668,979)	(669,592)
Net property and equipment	94,474	92,536
Operating lease right-of-use assets, net	-	70,368
Other assets	33,390	26,788
Total Assets	$11,633,482	$11,332,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$61,837	$44,899
Accrued expenses	366,571	315,495
Income tax payable	109,193	-
Dividend payable	37,000	37,000
Operating lease liabilities, current portion	-	70,368
Unearned revenue	38,787	33,544
Total current liabilities	613,388	501,306

Long Term Liabilities
Deferred tax liabilities	7,154	7,154
Total Liabilities	620,542	508,460

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding	$16	$16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	10,584,067	10,395,532
Total Stockholders’ Equity	11,012,940	10,824,405

Total Liabilities and Stockholders’ Equity	$11,633,482	$11,332,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
HCO	$360,968	$291,254
MPN	148,611	131,878
Utilization review	354,956	265,604
Medical bill review	120,337	96,667
Medical case management	418,762	484,433
Other	23,749	54,526
Total revenues	1,427,383	1,324,362

Expenses:
Depreciation	4,195	12,619
Bad debt provision	4,783	-
Consulting fees	53,955	57,123
Salaries and wages	633,372	694,618
Professional fees	66,864	65,829
Insurance	83,666	86,696
Outsource service fees	143,778	101,803
Data maintenance	10,189	13,296
General and administrative	164,472	171,785
Total expenses	1,165,274	1,203,769

Income from operations	262,109	120,593

Other income (expense)
Paycheck protection program loan forgiveness income	-	464,386
Paycheck protection program loan interest expense	-	(3,686)
Total other income (expense)	-	460,700

Income before taxes	262,109	581,293
Income tax provision	(73,574)	(74,008)

Net income	$188,535	$507,285

Basic earnings per share:
Earnings per share amount	$0.01	$0.04
Basic common shares outstanding	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.01	$0.04
Fully diluted common shares outstanding	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Preferred Stock		Common Stock		Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2020	16,000	$16	12,800,000	$12,800	$416,057	$9,400,512	$9,829,385

Net income	-	-	-	-	-	507,285	507,285

Balance March 31, 2021	16,000	$16	12,800,000	$12,800	$416,057	$9,907,797	$10,336,670

Balance December 31, 2021	16,000	$16	12,800,000	$12,800	$416,057	$10,395,532	$10,824,405

Net income	-	-	-	-	-	188,535	188,535

Balance March 31, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,584,067	$11,012,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$188,535	$507,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,195	12,619
Bad debt provision	4,783	-
Paycheck protection program loan forgiveness	-	(460,700)

Changes in operating assets and liabilities:
Decrease in accounts receivable	120,930	220,693
Increase in deferred rent assets	(14,298)	(5,213)
Decrease in receivable – other	-	1,000
Decrease in prepaid expenses	14,997	9,216
Increase in taxes receivable	(35,620)	-
Increase in other assets	(6,602)	-
Increase in accounts payable	16,938	17,985
Increase in accrued expenses	51,076	21,796
Decrease in deferred rent expense	-	(2,725)
Increase in unearned revenue	5,243	18,563
Increase in income tax payable	109,193	74,009
Net cash provided by operating activities	459,370	414,528

Cash flows from investing activities:
Purchase of furniture and office equipment	(6,133)	(3,234)
Net cash used in investing activities	(6,133)	(3,234)

Cash flows from financing activities:
Net cash provided by financing activities	-	-
Increase in cash	453,237	411,294

Cash at beginning of period	10,085,372	9,498,457
Cash at end of period	$10,538,609	$9,909,751

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$63,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations. The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, the Company recommends these interim condensed consolidated financial statements be read in conjunction with its audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2021. Operating results for the quarter ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

Principles of Consolidation — The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Accounting — The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the periods ended March 31, 2022 and 2021.

Revenue Recognition — The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” The core principle underlying ASC 606 is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.

The core principle underlying ASC 606 is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.

ASC 606 requires the use of a five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. Revenues are generated as services are provided to the customer based on the sales price agreed and collected. The Company recognizes revenue as the time is worked or as units of production are completed, which is when the revenue is earned and realized. Labor costs are recognized as the costs are incurred.

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

For the Three Months Ended March 31, 2022

(Unaudited)

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

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by dates of invoices. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. To assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of situations where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts, and the overall national economy. At March 31, 2022 and December 31, 2021, bad debt reserves of $13,217 and $23,083, respectively, were maintained in a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of March 31, 2022 and December 31, 2021, are as follows:

	3/31/2022	12/31/2021
Customer A	27%	24%
Customer B	12%	11%

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

During the periods ended March 31, 2022 and 2021, the Company had two customers, respectively, that individually accounted for more than 10% of its total sales. The following table sets forth details regarding the percentages of total sales attributable to the Company’s significant customers in the past two years:

	3/31/2022	3/31/2021
Customer A	22%	20%
Customer B	10%	10%

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

(Unaudited)

NOTE 2 - OPERATING LEASES

In July 2015, the Company entered a 79-month lease for approximately 9,439 square feet of office space, which lease commenced in September 2015. This office space served as the Company’s principal executive offices, as well as the principal offices of its operating subsidiaries until April 2022.

The Company entered a new 12-month office lease that commenced on April 1, 2022 with a monthly rent of $3,301. The lease provides 320 square feet of office space that includes shared space for other business needs and expires March 31, 2023. This office space now serves as the principal executive offices of the Company, as well as the principal offices of the Company’s operating subsidiaries. The Company has reduced its office space as the majority of its workforce will continue working remotely. The new office space will be for the executive team and shared office space for key employees to use as needed.

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

The components of lease expense and supplemental cash flow information related to leases for the periods are as follows:

Three Months Ended March 31, 2022
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statement of operations)	$75,584

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2022	$75,584
Weighted average remaining lease term – operating leases (in years)	0.08 years
Average discount rate – operating leases	5.75%

The prior lease at 1201 Dove Street, in Newport Beach, CA ended April 30, 2022, with the last month of free rent which resulted in no operating lease liabilities at March 31, 2022.

The supplemental balance sheet information related to leases for the period is as follows:

	At March 31, 2022	At December 31, 2021
Operating leases
Remaining right-of-use assets	$-	$70,368
Short-term operating lease liabilities	$-	$70,368
Long-term operating lease liabilities	-	-
Total operating lease liabilities	$-	$70,368

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

(Unaudited)

Lease expenses were $75,584 and $72,946 during the three months ended March 31, 2022 and 2021, respectively.

NOTE 3 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and except as disclosed below, there are no material subsequent events to report.

The Company entered into a new 12-month office lease commencing on April 1, 2022 with a monthly rent of $3,301. The lease for our prior office space expired on April 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Statements and Results of Operations

All statements other than statements of historical fact included herein and in the documents incorporated by reference in this quarterly report on Form 10-Q (“quarterly report”), if any, including without limitation, statements regarding our future financial position, business strategy, potential acquisitions, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.. I some cases, forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “will,” “would,” other similar expressions and their negatives.

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
●

the impact on our business of COVID-19, including the reduction of our customer’s workforces as a result of a variety of COVID-19-related causes, as well as government mandates and impacts on the workers’ compensation industry, the businesses of our customers and on the economy generally;

●	cost reduction efforts by our existing and prospective customers;
●	competition within our industry, including competition from much larger competitors;
●	business combinations among our customers or competitors;
●	legislative and regulatory requirements or changes which could render our services less competitive or obsolete;
●	our failure to successfully develop new services and/or products either organically or through acquisition, or to anticipate current or prospective customers’ needs;
●	our ability to retain existing customers and to attract new customers;
●	price increases;
●	cybersecurity and software system failures and breaches and breaches, or the imposition of laws imposing costly cybersecurity and data protection compliance;
●	disruptive technologies that could render our services less competitive or obsolete;
●	reductions in worker’s compensation claims or the demand for our services, from whatever source; and
●	delays, reductions or cancellations of contracts we have previously entered.

For more detailed information about particular risk factors related to us and our business, see Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, filed the Securities and Exchange Commission (the “Commission”) on April 14, 2022 (the “Annual Report”).

Moreover, we operate in a competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Throughout this quarterly report, unless the context indicates otherwise, the terms, “we,” “us,” “our” or “the Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”), Medex Managed Care, Inc. (“MMC”) and Medex Medical Management, Inc. (“MMM”), and, where applicable, former subsidiaries Industrial Resolutions Coalition (“IRC”) Medex Legal Support, Inc. (“MLS”) and Pacific Medical Holding Company, Inc. (“PMHC”).

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

In October 2021, to simplify business procedures, bookkeeping and administrative structure; and eliminate duplicative functions and reduce costs; we terminated the existence of IRC, MLS and PMHC and wound up those subsidiaries. The business, assets, liabilities, and services of those entities have been transferred to PHCO or its other subsidiaries. Medex now offer our Workers’ Compensation carve-out services previously provided by IRC and Medicare-set asides previously managed by MLS and MMC oversees the lien representation services previously offered by MLS.

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

Our customers include self-administered employers, insurers, third party administrators, municipalities, and others. Our principal customers are companies with operations located in the state of California where the of Workers’ Compensation insurance is a critical problem for employers, though we are able to process medical bills nationally. Our provider networks, which are located only in California, are composed of providers experienced in treating worker injuries.

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

In April 2020, the Department of Labor issued regulations to implement the Families First Coronavirus Response Act (“FFCRA”) which provided employees paid leave for COVID-19 related illness for themselves and/or a family member and provided employers with tax credits. The FFRCA expired on December 31, 2020. In March 2021, the American Rescue Plan Act (“ARPA”) was signed into law. The ARPA made tax credits available to employers with fewer than 500 employees who voluntarily chose to grant employees paid leave under the FFCRA through September 30, 2021 and updated certain FFCRA leave provisions. We voluntarily chose to extend the FFCRA paid leave to our employees through its expiration on September 30, 2021, and take the tax credits. Since its expiration, we have ceased to offer COVID-19-specific paid leave benefits to our employees. Family, medical, and other types of leave remain available to employees under existing company policy.

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

Summary of the Quarter ended March 31, 2022

During the quarter ended March 31, 2022, total revenues increased 8% compared to the quarter ended March 31, 2021. Revenue from HCO, MPN, utilization review and medical bill review increased 24%, 13%, 34%, 25%, respectively; revenue from medical case management and other fees decreased 14% and 56%, respectively, as compared to the quarter ended March 31, 2021.

During the quarter ended March 31, 2022, operating expenses decreased by 3%, primarily as a result of decreases in depreciation, consulting fees, salaries and wages, insurance, data maintenance and general and administration expenses compared to the quarter ended March 31, 2021. These decreases were partially offset by increases in bad debt provision, professional fees and outsource service fees. As a result, our income from operations during the quarter ended March 31, 2022 was $262,109 compared to $120,593 during the quarter ended March 31, 2021.

Our provision for income tax expense decreased 1% during the first fiscal quarter 2022, from $74,008 in 2021 to $73,574 in 2022 due to a reduction in income from operations.

Our net income also decreased 63% from $507,285 in 2021 to $188,535 in 2022 primarily as a result of the Paycheck Protection Program loan, in the amount of $460,700, being forgiven in the quarter ending March 31, 2021.  Basic and fully diluted earnings per share during fiscal 2022 was $0.01 and $0.01, respectively compared to $0.04 and $0.04, respectively during fiscal 2021.

Revenue

We derive revenue primarily from fees charged for access to our provider networks, enrollment of customers’ employees into the HCO or MPN program, utilization reviews, medical bill reviews, and medical case management services.

HCO

HCO revenue is generated largely from fees charged to our employer customers for claim network fees to access our HCO networks, employee enrollment into our HCO program, program administration, custom network fees, annual and new hire notifications and fees for other ancillary services they may select.

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

The following table sets forth, for the quarters ended March 31, 2022 and 2021, the percentage each revenue item identified in our unaudited condensed consolidated financial statements contributed to total revenue during the respective period.

	2022	2021
HCO	25%	22%
MPN	10%	10%
Utilization review	25%	20%
Medical bill review	9%	7%
Medical case management	29%	37%
Other	2%	4%

Expense

Consulting fees

Consulting fees include fees we pay to third parties for IT, marketing and in-house legal advice for the various services we offer.

Salaries and wages

Salaries and wages reflect employment-related compensation we pay to our employees, payroll processing, payroll taxes and commissions.

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

Outsource service fees

Outsource service fees consist of costs incurred by our subsidiaries in partially outsourcing utilization review, medical bill review, administrative services for medical case management and Medicare set-aside services and typically tend to increase and decrease in correlation with the demand for those services.

Data maintenance fees

Data maintenance fees includes fees we pay to a third party to process HCO and MPN employee enrollment. These fees fluctuate throughout the year because of the varied timing of customer enrollment into the HCO or MPN program and the number of employees our customers have in their workforce.

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

The following table sets forth, for the quarters ended March 31, 2022 and 2021, the percentage each expense item identified in our unaudited consolidated financial statements contributed to total expense during the respective period.

	2022	2021
Depreciation	-%	1%
Bad debt provision	1%	-%
Consulting fees	5%	5%
Salaries and wages	54%	58%
Professional fees	6%	5%
Insurance	7%	7%
Outsource service fees	12%	1%
Data maintenance fees	1%	9%
General and administrative	14%	14%

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following represents selected components of our consolidated results of operations for the three-month periods ended March 31, 2022 and 2021, respectively, together with changes from period-to-period:

	For three months ended March 31,		Amount Change
	2022	2021		% Change
Revenues:
HCO	$360,968	$291,254	$69,714	24%
MPN	148,611	131,878	16,733	13%
Utilization review	354,956	265,604	89,352	34%
Medical bill review	120,337	96,667	23,670	25%
Medical case management	418,762	484,433	(65,671)	(14%)
Other	23,749	54,526	(30,777)	(56%)
Total revenues	1,427,383	1,324,362	103,021	8%

Expense:
Depreciation	4,195	12,619	(8,424)	(67%)
Bad debt provision	4,783	-	4,783	100%
Consulting fees	53,955	57,123	(3,168)	(6%)
Salaries and wages	633,372	694,618	(61,246)	(9%)
Professional fees	66,864	65,829	1,035	2%
Insurance	83,666	86,696	(3,030)	(4%)
Outsource service fees	143,778	101,803	41,975	41%
Data maintenance	10,189	13,296	(3,107)	(23%)
General and administrative	164,472	171,785	(7,313)	(4%)
Total expenses	1,165,274	1,203,769	(38,495)	(3%)

Income from operations	262,109	120,593	141,516	117%

Other income (expense)
Paycheck protection program loan forgiveness income (expense)	-	464,386	(464,386)	(100%)
Paycheck protection program loan interest income (expense)	-	(3,686)	3,686	(100%)
Total other income (expense)	-	460,700	(460,700)	(100%)

Income before taxes	262,109	581,293	(319,184)	(55%)
Income tax provision	(73,574)	(74,008)	434	(1%)

Net income	$188,535	$507,285	$(318,750)	(63%)

Key trends affecting results of operations

As noted throughout this quarterly report, during the three months ended March 31, 2022 and 2021, COVID-19 has impacted the businesses of our customers, our business and our results of operations. Most of our clients, and their employees are located in California. During the three months ended March 31, 2021, California had in place COVID-19 restrictions on businesses which resulted in many of our customers reducing their workforces and caused a decrease in the number of new workers’ compensation claims, as a result of fewer workers in the labor force. Allowable medical treatment for workers’ compensation claims were also limited to help ease the burden of COVID-19 on medical facilities. During the three months ended March 31, 2022, the last of the COVID-19-related restrictions have been lifted in California. While revenues for HCO and MPN enrollment are steadily increasing as employers begin hiring, some of our customers’ industries have been impacted by the recent national trend of workforce resignations and difficulties in hiring. If our customers cannot attract new workers, it is possible that some jobs will be replaced with technology. If technology replaces workers, and/or workplace injuries continue at lower rates because there are more employees working from home and fewer employees suffering injuries in the workplace, the increases in revenues we are beginning to see could flatten or decline.

Our revenues for medical case management were also impacted because there was a smaller labor pool which resulted in fewer new workers’ compensation claims. We believe this trend will be temporary, as the economy recovers from the effects of COVID-19, but if the trend to smaller labor pools continues, medical case management reviews could continue to remain lower in the future.

Revenue

HCO

During the three-month periods ended March 31, 2022, HCO revenue increased 24%, compared to the same period in the prior year. The increase in HCO revenue was attributable to an increased number of claims, which resulted in an increase in HCO claim network fees, as well as an increase in new employees enrolled in the HCO, partially offset by the loss of two customers in 2021.

MPN

During the three-month periods ended March 31, 2022, MPN revenue increased 13%, compared to the same period in the prior year. The increase in MPN revenue was attributable to an increase in the number of claims reported by existing customers that led to an increase of MPN claim network fees.

Utilization review

During the three-month periods ended March 31, 2022, utilization review revenue increased 34%, compared to the same period in the prior year. The increase in utilization review revenue was due to the addition of a new client in the fourth quarter of 2021 and increases in utilization reviews referrals for existing customers, partially offset by the loss of a customer in 2021.

Medical bill review

During the three-month periods ended March 31, 2022, medical bill review revenue increased by 25%, compared to the same period in the prior year. The increase was mainly due to processing more medical and hospital bills from existing customers, partially offset by the loss of a customer in 2021.

Medical case management

During the three-month periods ended March 31, 2022, revenue from medical case management decreased 14%, compared to the same period in the prior year. The decrease was due to fewer new claims from existing customers.

Other

Other fees consist of revenue from network access fees derived from out of network referrals to our network of physicians, claims fees, expert witness testimony, lien representation, legal support services, Medicare set-aside, and workers’ compensation carve-out services. Other fee revenue for the three-month period ended March 31, 2022, decreased 56% when compared to the same period a year earlier. The decrease was the result of fewer Medicare set-aside claims and the loss of a customer which reduced our claims fees for accessing our network. The claims fees generated by this type of service is no longer offered in the current marketplace. Since losing the customer, we have chosen to discontinue this service in 2021.

Expenses

Depreciation

During the three month period ended March 31, 2022, depreciation decreased 67% compared to the three month period ended March 31, 2021. The decrease was primarily due attributable to certain furniture, fixtures, and computer equipment being fully depreciated.

Bad debt

During the three month period ended March 31, 2022, bad debt provisions increased by $4,783, compared to the three month period ended March 31, 2021. At March 31, 2022 and 2021, our allowances for bad debt were $13,217 and $23,083, respectively. The accrual for bad debt provision was to increase our allowance for bad debt accounts receivable over 90-days.

Consulting fees

During the three months ended March 31, 2022, consulting fees decreased to 6% compared to the three months ended March 31, 2021. The decrease was the result of a reduction in the number of information systems consultants retained as compared to the first quarter of 2021.

Salaries and wages

During the three-month period ended March 31, 2022, salaries and wages decreased by 9% when compared to the same period in 2021. This decrease was the result of the fewer employees in the first quarter of 2022 compared to 2021.

Outsource service fees

Outsource service fees increased 41% during the three-month period ended March 31, 2022. The increase was primarily the result of increases in the number of utilization review referrals and medical bill reviews, partially offset by decreases in medical case management administrative services and referrals sent out for Medicare set-aside arrangements. We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review, certain medical case management services and Medicare set-aside services we provide in the future.

Data maintenance

During the three-month period ended March 31, 2022, data maintenance fees decreased 23% primarily as a result of a decrease in the number of customers’ employees enrolled in our HCO program. We anticipate that as businesses recover from the pandemic that data maintenance fees will move in correspondence with the level of enrollment of customers’ employees into the HCO program.

Income from Operations

Total revenues during the three-month period ended March 31, 2022 increased by 8% and total expenses decreased by 3%, resulting in an increase of 117% in income from operations when compared to the three-month period ended March 31, 2021.

Income Tax Provision

We realized a 1% decrease in our income tax provision during the three-month period ended March 31, 2022, compared to the three-month period ended March 31, 2021. In 2021, the Paycheck Protection Program loans were subject to state income tax, but not federal income tax. In the first quarter of 2022, all our income was generated by operations and subject to state and federal income tax.

Net Income

During the three-month period ended March 31, 2022, we realized an 8% increase in total revenues, a 3% decrease in total expenses, and a 1% decrease in our provision for income tax when compared to the same period in 2021. In the three-month period ended March 31, 2021, three of our Paycheck Protection Program loans of $460,700 with interest of $3,686 were forgiven. The net income in 2021 of $507,285 was primarily due to the income recognized as a result of the Paycheck Protection Program loans being forgiven. As a result, we realized a net decrease of $318,780, or 63%, in net income during the three-month period ended March 31, 2022, compared to the three-month period ended March 31, 2021.

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

During the past two fiscal years we have experienced declining revenues as a result of the impacts of the COVID-19 pandemic on our business, the businesses of our customers and the overall economy, although we did experience an uptick in total revenue during the three-month period ended March 31, 2022.  In April and May 2020, PHCO, MMM and MMC received first draw PPP loans in the aggregate amount of $460,700.  In the spirit of the PPP loan program policy of protecting the continued economic stability of employees, we put virtually all of the PPP loan amounts toward payroll and employee benefit expenses. In February 2021 PHCO, MMC, and MMM received full forgiveness of their first draw PPP loans including accrued interest. In April 2021 MMM received the second draw PPP loan in the amount of $218,900. The second draw PPP loan was also used to pay for qualifying expenses, such as payroll, group health benefits, rent and utilities. In December 2021 MMM received full forgiveness of the second draw PPP loan including accrued interest. In addition to availing the Company of the benefits of these government sponsored programs, we have also focused on reducing other operating expenses while maintaining our ability to provide the high-quality care to which our customers are accustomed. Since the outbreak of the pandemic in early 2020, we have realized a net reduction in our workforce of six employees. As of the end of April 2022 the office lease on the business space we occupied at 1201 Dove Street in Newport Beach, California expired. Since the beginning of the pandemic, we have moved towards operating remotely and have taken this opportunity to reduce our office rent expense. We relocated to a smaller office with the office lease on this new space commencing on April 1, 2022. The operating costs for internet and phone and office rent will be less in the new office space. Some of those savings will be incorporated to enhance our IT security and new internet phone system.

As a result of the pandemic subsiding, restrictions being removed and employees returning to work, coupled with our efforts to transition the Company to be remote, and reductions in overhead expenses, during the first quarter of 2022 we saw an increase in revenues and a decrease in expenses. We have continued to realize net income and net cash from operations and have increased our net cash position. Management currently believes that absent (i) any unanticipated further COVID-19 impact, (ii) a longer-term downturn in the general economy as a result of inflation and the sanctions, countermeasures and other actions in response to the Russia-Ukraine conflict, or (iii) the loss of several major customers within a condensed period, cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses for at least the next twelve months.

As of March 31, 2022, we had cash on hand of $10,538,609 compared to $10,085,372 as of December 31, 2021. The $453,237 increase was the result of net cash provided by our operating activities, partially offset by cash used in investing activities. We had no change in net cash provided by/used in financing activities during the first quarter of 2022.

As noted above, we have taken advantage of and may in the future further avail ourselves of federal, state, or local government programs to protect our workforce as management and our board of directors determine to be in the best interest of the Company and our shareholders.

We currently have planned certain capital expenditures including changing operational software and phone systems. We anticipate the costs to change operational software to be significantly higher than in previous years starting in 2022, but we have adequate capital on hand to cover these expenses. We do not anticipate these expenditures will require us to seek outside sources of funding.

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

As a result of the unique nature of the COVID-19 pandemic and its impacts on our operations, the operations of our customers and the broader economy, coupled with uncertainty surrounding the potential impacts rising inflation, we cannot provide any assurance that the assumptions management has used to estimate our liquidity requirements will remain accurate in either the short-term or the longer-term. The ultimate duration and impact of these events on our business, results of operations, financial condition and cash flows is dependent on future developments, which are uncertain, largely beyond our control and cannot be predicted with any degree of certainty at this time. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and potentially by rising inflation and their negative effects on economic conditions.

Cash Flow

During the quarter ended March 31, 2022, cash was primarily used to fund operations. We had a net increase in cash of $453,237 during the quarter ended March 31, 2022. See below for additional information.

	For the three months ended March 31,
	2022 (unaudited)	2021 (unaudited)

Net cash provided by operating activities	$459,370	$414,528
Net cash used in investing activities	(6,133)	(3,234)
Net cash provided by financing activities	-	-

Net increase in cash	$453,237	$411,294

Net cash provided by operating activities was $459,370 and $414,528 during the quarters ended March 31, 2022 and 2021, respectively. The increase of $44,842 in cash flow provided by operating activities was the result of realizing lower net income coupled with decreases in accounts receivable, depreciation, and prepaid expenses, partially offset by increases in bad debt provision, deferred rent assets, taxes receivable, other assets, accounts payable, accrued expenses, unearned revenue, and income tax payable.

Net cash used in investing activities was $6,133 and $3,234 during the quarters ended March 31, 2022 and 2021, respectively. Net cash used in investing activities was $2,899 more in 2022 because of an increase in purchases of computers, furniture, and equipment.

During the quarters ended March 31, 2022 and 2021, we did not engage in any financing activities.

Off-Balance Sheet Financing Arrangements

As of March 31, 2022, we had no off-balance sheet financing arrangements.

Inflation

We experience pricing pressures in the form of competitive pricing. Insurance carriers and third-party administrators often try to take our customers by offering bundled claims administration services with their own managed care services at a lower rate. We are also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits and facility leases. We believe that these impacts can be material to our revenues or net income. Some of our customers are public entities which contract with us at a fixed price for the term of the contract. Increases in labor and employee benefits can reduce our profit margin over the term of these contracts. See also “Effects of inflation” of Item 1A Risk Factor of our Annual Report on Form 10-K filed with the Commission on April 14, 2022.

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

We must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and bad debt allowance estimates, collection of accounts receivables, cash flows, and results of operations. Two customers accounted for 10% or more of accounts receivable at March 31, 2022 and 2021, respectively.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and filed with the Commission on April 14, 2022. These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition, or results of operations.

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

Exhibit 101

The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	May 16, 2022	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	May 16, 2022	/s/ Kristina Kubota
Kristina Kubota Chief Financial Officer