Form 10-Q
period 2022-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2022-08-22
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 000-50009

PACIFIC HEALTH CARE ORGANIZATION, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0285238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

19800 MacArthur Boulevard, Suites 306 & 307
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

As of August 19, 2022, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$10,408,658	$10,085,372
Accounts receivable, net of allowance of $13,217 and $23,083	936,347	927,990
Deferred rent assets	-	10,055
Income tax receivable	-	19,779
Receivable – other	3,000	3,000
Prepaid expenses	174,335	96,977
Total current assets	11,522,340	11,143,173

Property and Equipment, net
Computer equipment	543,415	526,249
Furniture and fixtures	226,323	226,323
Office equipment	9,556	9,556
Total property and equipment	779,294	762,128
Less: accumulated depreciation and amortization	(683,084)	(669,592)
Net property and equipment	96,210	92,536
Operating lease right-of-use assets, net	-	70,368
Other assets	33,390	26,788
Total Assets	$11,651,940	$11,332,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$106,550	$44,899
Accrued expenses	305,993	315,495
Income tax payable	14,388	-
Dividend payable	37,000	37,000
Operating lease liabilities, current portion	-	70,368
Unearned revenue	43,391	33,544
Total current liabilities	507,322	501,306

Long Term Liabilities
Deferred tax liabilities	7,154	7,154
Total Liabilities	514,476	508,460

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding	$16	$16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	10,708,591	10,395,532
Total Stockholders’ Equity	11,137,464	10,824,405

Total Liabilities and Stockholders’ Equity	$11,651,940	$11,332,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended June 30,		For six months ended June 30,
	2022	2021	2022	2021
Revenues
HCO	$269,311	$356,011	$630,279	$647,265
MPN	145,319	126,785	293,930	258,663
Utilization review	422,936	273,072	777,892	538,676
Medical bill review	113,555	78,093	233,892	174,760
Medical case management	414,658	458,423	833,420	942,856
Other	34,672	51,067	58,421	105,593
Total revenues	1,400,451	1,343,451	2,827,834	2,667,813

Expenses
Depreciation	9,297	10,688	13,492	23,307
Bad debt provision	-	494	4,783	494
Consulting fees	56,206	58,399	110,161	115,522
Salaries and wages	686,240	698,985	1,319,612	1,393,603
Professional fees	79,774	80,127	146,638	145,956
Insurance	75,211	69,111	158,877	155,807
Outsource service fees	132,820	92,355	276,598	194,158
Data maintenance	46,313	50,080	56,502	63,376
General and administrative	141,472	151,540	305,944	323,325
Total expenses	1,227,333	1,211,779	2,392,607	2,415,548

Income from operations	173,118	131,672	435,227	252,265

Other income (expense)
Paycheck protection program loan forgiveness income	-	-	-	464,386
Paycheck protection program loan interest expense	-	-	-	(3,686)
Total other income (expense)	-	-	-	460,700

Income before taxes	173,118	131,672	435,227	712,965
Income tax provision	48,594	36,961	122,168	110,969

Net income	$124,524	$94,711	$313,059	$601,996

Basic earnings per share:
Earnings per share amount	$0.01	$0.01	$0.02	$0.05
Basic common shares outstanding	12,800,000	12,800,000	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.01	$0.01	$0.02	$0.05
Fully diluted common shares outstanding	12,816,000	12,816,000	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2020	16,000	$16	12,800,000	$12,800	$416,057	$9,400,512	$9,829,385
Net Income	-	-	-	-	-	507,285	507,285
Balances at March 31, 2021	16,000	$16	12,800,000	$12,800	$416,057	$9,907,797	$10,336,670
Net Income	-	-	-	-	-	94,711	94,711
Balances at June 30, 2021	16,000	$16	12,800,000	$12,800	$416,057	$10,002,508	$10,431,381

Balances at December 31, 2021	16,000	$16	12,800,000	$12,800	$416,057	$10,395,532	$10,824,405
Net Income	-	-	-	-	-	188,535	188,535
Balances at March 31, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,584,067	$11,012,940
Net Income	-	-	-	-	-	124,524	124,524
Balances at June 30, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,708,591	$11,137,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$313,059	$601,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,492	23,307
Bad debt provision	4,783	494
Paycheck protection program loan forgiveness	-	(460,700)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(13,140)	343,551
Decrease in deferred rent assets	10,055	-
Decrease in receivable – other	-	1,000
(Increase) decrease in prepaid expenses	(77,358)	7,833
Decrease in income taxes receivable	19,779	-
Increase in prepaid income tax	-	(20,203)
Increase in other assets	(6,602)	-
Increase (decrease) in accounts payable	61,651	(46,544)
Decrease in accrued expenses	(9,502)	(18,476)
Increase in deferred rent expense	-	6,116
Increase in unearned revenue	9,847	12,167
Increase (decrease) in income tax payable	14,388	(61,828)
Net cash provided by operating activities	340,452	388,713

Cash flows from investing activities:
Purchase of furniture and office equipment	(17,166)	(5,434)
Net cash used in investing activities	(17,166)	(5,434)

Cash flows from financing activities:
Proceeds from paycheck protection program loans	-	218,900
Net cash provided by financing activities	-	218,900
Increase in cash	323,286	602,179

Cash at beginning of period	$10,085,372	$9,498,457
Cash at end of period	$10,408,658	$10,100,636

Supplemental cash flow information
Cash paid for:
Interest	$-	$(3,686)
Income taxes	$88,000	$193,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations. The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, the Company recommends these interim condensed consolidated financial statements be read in conjunction with its audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2021. Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

Principles of Consolidation — The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Accounting — The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the periods ended June 30, 2022 and 2021.

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

For the Six Months Ended June 30, 2022

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

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by dates of invoices. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. To assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of situations where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts, and the overall national economy. At June 30, 2022 and December 31, 2021, bad debt reserves of $13,217 and $23,083, respectively, were maintained in a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of June 30, 2022 and December 31, 2021, are as follows:

	6/30/2022	12/31/2021
Customer A	26%	24%
Customer B	10%	11%

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

During the periods ended June 30, 2022 and 2021, the Company had two customers that individually accounted for more than 10% of its total sales. The following table sets forth details regarding the percentages of total sales attributable to the Company’s significant customers in the past two years:

	6/30/2022	6/30/2021
Customer A	26%	29%
Customer B	11%	11%

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

(Unaudited)

NOTE 2 - OPERATING LEASES

In July 2015, the Company entered a 79-month lease for approximately 9,439 square feet of office space, which lease commenced in September 2015 and ended in April 2022. This office space served as the Company’s principal executive offices, as well as the principal offices of its operating subsidiaries.

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

Lease expenses were $11,372 and $51,459 during the three months ended June 30, 2022 and 2021, respectively, and $86,956 and $124,405 during the six months ended June 30, 2022 and 2021, respectively.

NOTE 3 - PAYCHECK PROTECTION PROGRAM LOANS

In February 2021 the principal and interest on the Paycheck Protection Program (“PPP”) loans in the aggregate amount of $460,700 (the “first draw PPP loans”) issued to PHCO, MMC and MMM in April and May 2020 were forgiven in full.

Economic Aid Act

In December 2021 the principal and interest on section 311 of the Economic Aid Act Paycheck Protection Program Second Draw Loans in the amount of $218,900 (the “second draw PPP loan”) issued to MMM in April 2021 were forgiven in full.

NOTE 4 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Statements and Results of Operations

Throughout this quarterly report, unless the context indicates otherwise, the terms, “we,” “us,” “our” or the “Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”), Medex Managed Care, Inc. (“MMC”) and Medex Medical Management, Inc. (“MMM”), and, where applicable, our former subsidiaries Industrial Resolutions Coalition (“IRC”) Medex Legal Support, Inc. (“MLS”) and Pacific Medical Holding Company, Inc. (“PMHC”).

All statements other than statements of historical fact included herein and in the documents incorporated by reference in this quarterly report on Form 10-Q (this “quarterly report”), if any, including without limitation, statements regarding our future financial position, business strategy, potential acquisitions, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.. In some cases, forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “will,” “would,” and other similar expressions and their negatives.

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

●	cost reduction efforts by our existing and prospective customers;
●	competition within our industry, including competition from much larger competitors;
●	business combinations among our customers or competitors;
●	legislative and regulatory requirements or changes which could render our services less competitive or obsolete;
●	our failure to successfully develop new services and/or products either organically or through acquisition, or to anticipate current or prospective customers’ needs;
●	our ability to retain existing customers and to attract new customers;
●	price increases;
●	cybersecurity breaches and software system failures, or the imposition of laws imposing costly cybersecurity and data protection compliance;
●	disruptive technologies that could render our services less competitive or obsolete;
●	reductions in worker’s compensation claims or the demand for our services, from whatever source; and
●	delays, reductions or cancellations of contracts we have previously entered.

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

In October 2021, to simplify business procedures, bookkeeping and administrative structure; and eliminate duplicative functions and reduce costs; we terminated the existence of IRC, MLS and PMHC and wound up those subsidiaries. The business, assets, liabilities, and services of those entities have been transferred to PHCO or its other subsidiaries. Medex now offers our Workers’ Compensation carve-out services previously provided by IRC and Medicare-set asides previously managed by MLS. MMC oversees the lien representation services previously offered by MLS.

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

Our customers include self-administered employers, insurers, third party administrators, municipalities, and others. Our principal customers are companies with operations located in the state of California where the cost of Workers’ Compensation insurance is a critical problem for employers, though we are able to process medical bills nationally. Our provider networks, which are located only in California, are composed of providers experienced in treating worker injuries.

Our business generally has a long sales cycle, typically eight months or more. Once we have established a customer relationship and enrolled employees of our employer customers, we anticipate our revenue to adjust with the growth or retraction of our customers’ employee headcount. Throughout the year, we expect new employees and employer customers to be added while others terminate for a variety of reasons.

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

We will continue to offer COVID-19-specific paid leave benefits to our employees until the expiration of CSPSL. Family, medical, and other types of leave remain available to employees under existing Company policy. As of June 2022, we have incurred negligible payroll, benefits, administrative, and liability costs related to CSPSL. However, we could incur some significant costs if a second booster shot is recommended or required later in 2022, or if another spike in COVID-19 results in increased usage of the CSPSL benefit by employees.

Key trends affecting results of operations

As noted throughout this quarterly report, during the three and six months ended June 30, 2022 and 2021, COVID-19 has impacted the businesses of our customers, our business and our results of operations. Most of our customers, and their employees are located in California. During the three and six months ended June 30, 2021, California had in place COVID-19 restrictions on businesses which resulted in many of our customers reducing their workforces and caused a decrease in the number of new workers’ compensation claims, as a result of fewer workers in the labor force. Allowable medical treatment for workers’ compensation claims were also limited to help ease the burden of COVID-19 on medical facilities.

During the three and six months ended June 30, 2022, California businesses were able to operate without COVID-19 restrictions. Our customers had an increase in COVID-19 related workers’ compensation claims during the first quarter of 2022 but saw a decline in the second quarter of 2022. Revenue generated from COVID-19 workers’ compensation claims may become seasonal and as the frequency of contracting COVID-19 increases and the severity of cases decreases, it is possible that in the future COVID-19 will no longer be classified as a workers’ compensation illness. If the change of classification for COVID-19 related claims no longer subjects the employer to report it as a workers’ compensation injury, there would be a decrease in our revenues.

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

The following table sets forth, for the quarters ended June 30, 2022 and 2021, the percentage each revenue item identified in our unaudited condensed consolidated financial statements contributed to total revenue during the respective period.

	2022	2021
HCO	19%	27%
MPN	10%	9%
Utilization review	30%	20%
Medical bill review	8%	6%
Medical case management	30%	34%
Other	3%	4%

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

Data maintenance fees

Data maintenance fees includes fees we pay to a third party to process HCO and MPN employee enrollment. These fees fluctuate throughout the year because of the varied timing of customer enrollment into our HCO or MPN programs and the number of employees our customers have in their workforce.

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

The following table sets forth, for the quarters ended June 30, 2022 and 2021, the percentage each expense item identified in our unaudited consolidated financial statements contributed to total expense during the respective period.

	2022	2021
Depreciation	1%	1%
Bad debt provision	-%	-%
Consulting fees	5%	5%
Salaries and wages	56%	58%
Professional fees	6%	7%
Insurance	6%	6%
Outsource service fees	4%	4%
Data maintenance fees	11%	7%
General and administrative	11%	12%

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following represents selected components of our consolidated results of operations for the three-month periods ended June 30, 2022 and 2021, respectively, together with changes from period-to-period:

	For three months ended June 30,
	2022	2021	Amount Change	% Change
Revenues:
HCO	$269,311	$356,011	$(86,700)	(24%)
MPN	145,319	126,785	18,534	15%
Utilization review	422,936	273,072	149,864	55%
Medical bill review	113,555	78,093	35,462	45%
Medical case management	414,658	458,423	(43,765)	(10%)
Other	34,672	51,067	(16,395)	(32%)
Total revenues	1,400,451	1,343,451	57,000	4%

Expense:
Depreciation	9,297	10,688	(1,391)	(13%)
Bad debt provision	-	494	(494)	(100%)
Consulting fees	56,206	58,399	(2,193)	(4%)
Salaries and wages	686,240	698,985	(12,745)	(2%)
Professional fees	79,774	80,127	(353)	-%
Insurance	75,211	69,111	6,100	9%
Outsource service fees	132,820	92,355	40,465	44%
Data maintenance	46,313	50,080	(3,767)	(8%)
General and administrative	141,472	151,540	(10,068)	(7%)
Total expenses	1,227,333	1,211,779	15,554	1%

Income from operations	173,118	131,672	41,446	31%

Income before taxes	173,118	131,672	41,466	31%
Income tax provision	48,594	36,961	11,633	31%

Net income	$124,524	$94,711	$29,813	31%

Revenue

HCO

During the three-month period ended June 30, 2022, HCO revenue decreased 24%, compared to the same period in the prior year. The decrease in HCO revenue was attributable to a decrease in the number of claims, which resulted in a decrease in HCO claim network fees, as well as a decrease in new employees enrolled in the HCO and lower annual HCO renewals of employees into the program.

MPN

During the three-month period ended June 30, 2022, MPN revenue increased 15%, compared to the same period in the prior year. The increase in MPN revenue was attributable to an increase in the number of claims reported by existing customers which led to an increase of MPN claim network fees.

Utilization review

During the three-month period ended June 30, 2022, utilization review revenue increased 55%, compared to the same period in the prior year. The increase in utilization review revenue was due to the addition of a new customer in the fourth quarter of 2021, and increases in utilization reviews referrals for existing customers, partially offset by the loss of a customer in 2021.

Medical bill review

During the three-month period ended June 30, 2022, medical bill review revenue increased by 45%, compared to the same period in the prior year. The increase was due to processing more medical and hospital bills from existing customers, partially offset by the loss of a customer in 2021.

Medical case management

During the three-month period ended June 30, 2022, revenue from medical case management decreased 10%, compared to the same period in the prior year. The decrease was due to fewer new claims from existing customers.

Other

Other fees consist of revenue from network access fees derived from out of network referrals to our network of physicians, claims fees, expert witness testimony, lien representation, legal support services, Medicare set-aside, and workers’ compensation carve-out services. Other fee revenue for the three-month period ended June 30, 2022, decreased 32% when compared to the same period a year earlier. The decrease was the result of fewer Medicare set-aside claims and the loss of a customer which reduced our claims fees for accessing our network. Due to the loss of this customer, we  discontinued this service in 2021. The claims fees generated by this type of service is no longer offered in the current marketplace.

Expenses

Depreciation

During the three-month period ended June 30, 2022, depreciation decreased 13% compared to the three-month period ended June 30, 2021. The decrease was primarily attributable to certain furniture, fixtures, and computer equipment being fully depreciated.

Insurance

During the three-month period ended June 30, 2022, insurance expense increased by 9% when compared to the same period in 2021. The increase was due to increases in premiums when our business insurance renewed.

Outsource service fees

Outsource service fees increased 44% during the three-month period ended June 30, 2022. The increase was primarily the result of increases in the number of utilization review referrals and medical bill reviews, partially offset by decreases in medical case management administrative services and referrals sent out for Medicare set-aside arrangements. We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review, certain medical case management services and Medicare set-aside services we provide in the future.

Data maintenance

During the three-month period ended June 30, 2022, data maintenance fees decreased 8% primarily as a result of a decrease in the number of customers’ employees enrolled in our HCO program.

General and administrative

During the three-month period ended June 30, 2022, general and administrative expense decreased by 7% when compared to the same period in 2021. The decreases were due to decreases in auto expenses, bank charges, licenses and permits, office supplies, postage and delivery, rent expense – equipment, rent, telephone, and vacation expense, partially offset by increases in advertising, dues and subscriptions, IT enhancement, education, meals and travel, miscellaneous, and parking.

Income from Operations

As a result of the $57,000 increase in total revenue during the three-month period ended June 30, 2022, and the $15,554 increase in total expenses during the same period, our income from operations increased $41,446, or 31%, during the three-month period ended June 30, 2022, when compared to the same period in 2021.

Income Tax Provision

We realized a $11,633, or 31%, increase in our income tax provision during the three-month period ended June 30, 2022, compared to the three-month period ended June 30, 2021, because of the increase in net income realized in the 2022 period.

Net Income

During the three-month period ended June 30, 2022, we realized a 4% increase in total revenues, a 1% increase in total expenses and a 31% increase in our provision for income tax when compared to the same period in 2021. As a result, we realized a net increase of $29,813, or 31%, in net income during the three-month period ended June 30, 2022, compared to the three-month period ended June 30, 2021.

Comparison of six months ended June 30, 2022 and 2021

The following represents selected components of our consolidated results of operations, for the six-month periods ended June 30, 2022 and 2021, respectively, together with changes from period-to-period:

	For six months ended June 30,
	2022	2021	Amount Change	% Change
Revenues:
HCO	$630,279	$647,265	$(16,986)	(3%)
MPN	293,930	258,663	35,267	14%
Utilization review	777,892	538,676	239,216	44%
Medical bill review	233,892	174,760	59,132	34%
Medical case management	833,420	942,856	(109,436)	(12%)
Other	58,421	105,593	(47,172)	(45%)
Total revenues	2,827,834	2,667,813	160,021	6%

Expense:
Depreciation	13,492	23,307	(9,815)	(42%)
Bad debt provision	4,783	494	4,289	868%
Consulting fees	110,161	115,522	(5,361)	(5%)
Salaries and wages	1,319,612	1,393,603	(73,991)	(5%)
Professional fees	146,638	145,956	682	-%
Insurance	158,877	155,807	3,070	2%
Outsource service fees	276,598	194,158	82,440	42%
Data maintenance	56,502	63,376	(6,874)	(11%)
General and administrative	305,944	323,325	(17,381)	(5%)
Total expenses	2,392,607	2,415,548	(22,941)	(1%)

Income from operations	435,227	252,265	182,962	73%

Other income (expense)
Paycheck protection program loan forgiveness income	-	464,386	(464,386)	(100%)
Paycheck protection program loan interest expense	-	(3,686)	3,686	(100%)
Total other income (expense)	-	460,700	(460,700)	(100%)

Income before taxes	435,227	712,965	(277,738)	(39%)
Income tax provision	(122,168)	(110,969)	(11,199)	10%

Net income	$313,059	$601,996	$(288,937)	(48%)

The following table sets forth, for the six months ended June 30, 2022 and 2021, the percentage each revenue item identified in our unaudited condensed consolidated financial statements contributed to total revenue during the respective period.

	2022	2021
HCO	22%	24%
MPN	10%	10%
Utilization review	28%	20%
Medical bill review	8%	7%
Medical case management	30%	35%
Other	2%	4%

HCO

During the six-month period ended June 30, 2022, HCO revenue decreased 3%, compared to the same period in the prior year. The decrease in HCO revenue was attributable to decreases in new employees enrolled in the HCO and lower annual HCO renewals of employees into the program partially offset by increases in the number of claims, which resulted in an increase in HCO claim network fees.

MPN

During the six-month period ended June 30, 2022, MPN revenue increased 14%, compared to the same period in the prior year. The increase in MPN revenue was attributable to an increase in the number of claims reported by existing customers which led to an increase of MPN claim network fees.

Utilization review

During the six-month period ended June 30, 2022, utilization review revenue increased 44%, compared to the same period in the prior year. The increase in utilization review revenue was due to the addition of a new customer in the fourth quarter of 2021 and increases in utilization reviews referrals for existing customers, partially offset by the loss of a customer in 2021.

Medical bill review

During the six-month period ended June 30, 2022, medical bill review revenue increased by 34%, compared to the same period in the prior year. The increase was due to processing more medical and hospital bills from existing customers, partially offset by the loss of a customer in 2021.

Medical case management

During the six-month period ended June 30, 2022, revenue from medical case management decreased 12%, compared to the same period in the prior year. The decrease was due to fewer new claims from existing customers.

Other

Other fee revenue for the six-month period ended June 30, 2022, decreased 45% when compared to the same period a year earlier. The decrease was the result of fewer Medicare set-aside claims and the loss of a customer which reduced our claims fees for accessing our network. Due to the loss of this customer, we discontinued this service in 2021. The claims fees generated by this type of service is no longer offered in the current marketplace.

Expenses

The following table sets forth, for the six months ended June 30, 2022 and 2021, the percentage each expense item identified in our unaudited consolidated financial statements contributed to total expense during the respective period.

	2022	2021
Depreciation	1%	1%
Bad debt provision	-%	-%
Consulting fees	5%	5%
Salaries and wages	55%	58%
Professional fees	6%	6%
Insurance	6%	6%
Outsource service fees	12%	8%
Data maintenance fees	2%	3%
General and administrative	13%	13%

Depreciation

During the six-month period ended June 30, 2022, depreciation decreased 42% compared to the six-month period ended June 30, 2021. The decrease was primarily due to certain furniture, fixtures, and computer equipment being fully depreciated.

Bad debt

During the six-month period ended June 30, 2022, bad debt provisions increased by $4,289 compared to the six-month period ended June 30, 2021. At June 30, 2022 and 2021, our allowances for bad debt were $13,217 and $23,083, respectively. The accrual for bad debt provision was to increase our allowance for bad debt accounts receivable over 90-days.

Consulting fees

During the six-month period ended June 30, 2022, consulting fees decreased 5% compared to the six-month period ended June 30, 2021. The decrease was the result of a reduction in the number of information systems consultants retained as compared to the six-month period ended June 30, 2021.

Salaries and wages

During the six-month period ended June 30, 2022, salaries and wages decreased by 5% when compared to the same period in 2021. This decrease was the result of the fewer employees in the six-month period ended June 30, 2022 compared to the same period in 2021.

Outsource service fees

Outsource service fees increased 42% during the six-month period ended June 30, 2022. The increase was primarily the result of increases in the number of utilization review referrals and medical bill reviews, partially offset by decreases in medical case management administrative services and referrals sent out for Medicare set-aside arrangements. We anticipate our outsource service fees will continue to move in correspondence with the level of utilization review, medical bill review, certain medical case management services and Medicare set-aside services we provide in the future.

Data maintenance

During the six-month period ended June 30, 2022, data maintenance fees decreased 11% primarily as a result of a decrease in the number of customers’ employees enrolled in our HCO program.

General and administrative

During the six-month period ended June 30, 2022, general and administrative expense decreased by 5% when compared to the same period in 2021. The decreases were due to decreases in auto expenses, bank charges, licenses and permits, office supplies, postage and delivery, rent expense – equipment, rent, telephone, and vacation expense, partially offset by increases in advertising, dues and subscriptions, education, IT enhancement, meals and travel, miscellaneous, and parking.

Income from Operations

Total revenue during the six-month period ended June 30, 2022, increased by $160,021, to $2,827,834 compared to $2,667,813 in the same period in 2021. Our total expenses decreased by $22,941 during the six months ended June 30, 2022, compared to the same period in 2021. This led to an increase in income from operations of $182,962, or 73%, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Other Income (Expense)

During the six-month period ended June 30, 2022, we realized no other income (expense). During the same period in 2021, we realized a total of $460,700 in other income and expense due to the PPP loans. In February 2021, the principal and interest on the PPP loans issued to PHCO, MMC and MMM in April and May 2020, were forgiven in full. As a result, we realized total other income of $464,386 and other expense in the form of interest expense for the PPP loans of $3,686 in the six months ended June 30, 2021.

Income Tax Provision

We realized an increase of $11,199 or 10%, in our income tax provision during the six-month period ended June 30, 2022, compared to the six months ended June 30, 2021, as a result of the increase of income from operations.

Net Income

During the six-month period ended June 30, 2022, total revenues increased 6% and total expense decreased 1%. During the period we also realized a 10% increase in our provision for income tax and our net income decreased $288,937, or 48%, when compared to the six months ended June 30, 2021, because we realized income from PPP loan principal and interest forgiveness in the amount of $460,700 during the six-month period ended June 30, 2021.

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

As a result of the pandemic subsiding, restrictions being removed and employees returning to work, coupled with our efforts to transition the Company to be remote, and reductions in overhead expenses, during the six-month period ended June 30, 2022 we saw an increase in revenues and a decrease in expenses. We have continued to realize net income and net cash from operations and have increased our net cash position. Management currently believes that absent (i) any unanticipated further COVID-19 impact, (ii) a longer-term downturn in the general economy as a result of inflation and the sanctions, countermeasures and other actions in response to the Russia-Ukraine conflict, or (iii) the loss of several major customers within a condensed period, cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses for at least the next twelve months, as well as for the longer term.

As of June 30, 2022, we had cash on hand of $10,408,658 compared to $10,085,372 as of December 31, 2021. The $323,286 increase was the result of net cash provided by our operating activities, partially offset by cash used in investing activities. We had no change in net cash provided by/used in financing activities during the six-month period ended June 30, 2022.

We took advantage of both the First Draw and Second Draw Paycheck Protection Programs. Because the funds were used as designated under those programs, we received full forgiveness of all PPP loans received. In the future we may further avail ourselves of federal, state, or local government programs to protect our workforce as management and our board of directors determine to be in the best interest of the Company and our shareholders.

We currently have planned certain capital expenditures including changing operational software. We anticipate the costs to change operational software to be significantly higher than in previous years starting in 2022, but we have adequate capital on hand to cover these expenses. We do not anticipate these expenditures will require us to seek outside sources of funding.

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

As a result of the unique nature of the COVID-19 pandemic and its impacts on our operations, the operations of our customers and the broader economy, coupled with uncertainty surrounding the potential impacts of rising inflation, we cannot provide any assurance that the assumptions management has used to estimate our liquidity requirements will remain accurate in either the short-term or the longer-term. The ultimate duration and impact of these events on our business, results of operations, financial condition and cash flows is dependent on future developments, which are uncertain, largely beyond our control and cannot be predicted with any degree of certainty at this time. We expect that our results of operations, including revenues, in future periods will be partially impacted by the COVID-19 pandemic due to the possibility that as COVID-19 becomes more common and less severe that COVID-19 workers’ compensation claims may no longer be classified as a workers’ compensation illness. We expect that with rising inflation profit margins will be impacted due to locked in pricing for some of our public entity customers and the increasing costs in salaries and wages as we compete to recruit and retain employees.

Cash Flow

During the six months ended June 30, 2022, cash was primarily used to fund operations. We had a net increase in cash of $323,286 during the six months ended June 30, 2022. See below for additional information.

	For the six months ended June 30,
	2022 (unaudited)	2021 (unaudited)

Net cash provided by operating activities	$340,452	$388,713
Net cash used in investing activities	(17,166)	(5,434)
Net cash provided by financing activities	-	218,900

Net increase in cash	$323,286	$602,179

During the six months ended June 30, 2022 and 2021, net cash provided by operating activities was $340,452 and $388,713, respectively, a decrease of $48,261. This decrease was primarily the result of decreases in net income, deferred rent assets and accrued expenses, partially offset by increases in allowance for bad debt, accounts receivable, prepaid expenses, taxes receivable, prepaid income tax, other assets, accounts payable, unearned revenue, and income tax payable.

Net cash used in investing activities was $17,166 and $5,434 during the six-month periods ended June 30, 2022 and 2021, respectively. During these periods, net cash was used in investing activities to purchase computers and equipment.

During the six months ended June 30, 2022, the Company did not engage in any financing activities. Net cash provided by financing activities during the six months ended June 30, 2021, was $218,900. In April 2021, MMM received a Second Draw PPP loan in the amount of $218,900, that was fully forgiven with accrued interest in December of 2021.

Off-Balance Sheet Financing Arrangements

As of June 30, 2022, we had no off-balance sheet financing arrangements.

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

We must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and bad debt allowance estimates, collection of accounts receivables, cash flows, and results of operations. Two customers accounted for 10% or more of accounts receivable at June 30, 2022 and 2021, respectively.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101

The following materials from Pacific Health Care Organization, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	August 22, 2022	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	August 22, 2022	/s/ Kristina Kubota
Kristina Kubota Chief Financial Officer