Form 10-Q
period 2022-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2022-11-14
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 11, 2022, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$10,640,063	$10,085,372
Accounts receivable, net of allowance of $7,696 and $23,083	864,070	927,990
Deferred rent assets	-	10,055
Receivable – other	3,000	3,000
Income tax receivable	-	19,779
Prepaid expenses	157,336	96,977
Total current assets	11,664,469	11,143,173

Property and Equipment, net
Computer equipment	277,716	526,249
Furniture and fixtures	20,928	226,323
Office equipment	-	9,556
Total property and equipment	298,644	762,128
Less: accumulated depreciation and amortization	(211,642)	(669,592)
Net property and equipment	87,002	92,536
Operating lease right-of-use assets, net	-	70,368
Other assets	6,602	26,788
Total Assets	$11,758,073	$11,332,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$89,337	$44,899
Accrued expenses	247,274	315,495
Dividend payable	37,000	37,000
Income tax payable	7,316	-
Operating lease liabilities, current portion	-	70,368
Unearned revenue	40,523	33,544
Total current liabilities	421,450	501,306

Long Term Liabilities
Operating lease liabilities, long-term portion	-	-
Deferred tax liabilities	7,154	7,154
Total Liabilities	428,604	508,460

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding	$16	$16
Common stock - $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	10,900,596	10,395,532
Total Stockholders’ Equity	11,329,469	10,824,405

Total Liabilities and Stockholders’ Equity	$11,758,073	$11,332,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended September 30,		For nine months ended September 30,
	2022	2021	2022	2021
Revenues
HCO	$354,913	$289,117	$985,192	$936,382
MPN	128,297	137,834	422,227	396,497
Utilization review	443,049	258,251	1,220,941	796,927
Medical bill review	99,418	117,685	333,310	292,445
Medical case management	384,657	439,073	1,218,077	1,381,929
Other	43,663	68,658	102,084	174,251
Total revenues	1,453,997	1,310,618	4,281,831	3,978,431

Expenses
Depreciation	9,661	12,657	23,153	35,964
Bad debt provision	(5,520)	-	(737)	494
Consulting fees	56,148	58,275	166,309	173,796
Salaries and wages	699,026	679,530	2,018,638	2,073,133
Professional fees	76,065	76,014	222,703	221,970
Insurance	79,974	86,527	238,851	242,334
Outsource service fees	156,677	109,926	433,275	304,085
Data maintenance	2,898	11,917	59,400	75,293
General and administrative	112,135	168,939	418,079	492,264
Total expenses	1,187,064	1,203,785	3,579,671	3,619,333

Income from operations	266,933	106,833	702,160	359,098

Other income (expense)
Paycheck protection program loan forgiveness income	-	-	-	464,386
Paycheck protection program loan interest expense	-	-	-	(3,686)
Total other income (expense)	-	-	-	460,700

Income before taxes	266,933	106,833	702,160	819,798
Income tax provision	74,928	29,987	197,096	140,956

Net income	$192,005	$76,846	$505,064	$678,842

Basic earnings per share:
Earnings per share amount	$0.02	$0.01	$0.04	$0.05
Basic common shares outstanding	12,800,000	12,800,000	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.01	$0.01	$0.04	$0.05
Fully diluted common shares outstanding	12,816,000	12,816,000	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2020	16,000	$16	12,800,000	$12,800	$416,057	$9,400,512	$9,829,385
Net Income	-	-	-	-	-	507,285	507,285
Balances at March 31, 2021	16,000	$16	12,800,000	$12,800	$416,057	$9,907,797	$10,336,670
Net Income	-	-	-	-	-	94,711	94,711
Balances at June 30, 2021	16,000	$16	12,800,000	$12,800	$416,057	$10,002,508	$10,431,381
Net Income	-	-	-	-	-	76,846	76,846
Balances at September 30, 2021	16,000	$16	12,800,000	$12,800	$416,057	$10,079,354	$10,508,227

Balances at December 31, 2021	16,000	$16	12,800,000	$12,800	$416,057	$10,395,532	$10,824,405
Net Income	-	-	-	-	-	188,535	188,535
Balances at March 31, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,584,067	$11,012,940
Net Income	-	-	-	-	-	124,524	124,524
Balances at June 30, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,708,591	$11,137,464
Net Income	-	-	-	-	-	192,005	192,005
Balances at September 30, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,900,596	$11,329,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$505,064	$678,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,153	35,964
Bad debt provision	(737)	494
Paycheck protection program loan forgiveness	-	(460,700)

Changes in operating assets and liabilities:
Decrease in accounts receivable	64,657	276,484
Decrease in receivable – other	-	1,000
(Increase) decrease in prepaid expenses	(60,359)	8,287
Increase (decrease) in accounts payable	44,438	(21,129)
Decrease in deferred rent expense	-	(2,725)
Decrease in taxes receivable	19,779	-
Decrease in accrued expenses	(68,221)	(19,643)
Increase (decrease) in income tax payable	7,316	(52,045)
Decrease (increase) in deferred rent assets	10,055	(607)
Decrease in other assets	20,186	-
Increase in unearned revenue	6,979	5,771
Net cash provided by operating activities	572,310	449,993

Cash flows from investing activities:
Purchase of furniture and office equipment	(17,619)	(12,199)
Net cash used in investing activities	(17,619)	(12,199)

Cash flows from financing activities:
Proceeds from paycheck protection program loans	-	218,900
Net cash provided by financing activities	-	218,900
Increase in cash	554,691	656,694

Cash at beginning of period	10,085,372	9,498,457
Cash at end of period	$10,640,063	$10,155,151

Supplemental cash flow information
Cash paid for:
Interest	$-	$(3,686)
Income taxes	$170,000	$69,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations. The information furnished in these interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, the Company recommends these interim condensed consolidated financial statements be read in conjunction with its audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2021. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

Principles of Consolidation — The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Accounting — The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the periods ended September 30, 2022 and 2021.

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022

(Unaudited)

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by dates of invoices. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. To assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of situations where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts, and the overall national economy. At September 30, 2022 and December 31, 2021, bad debt reserves of $7,696 and $23,083, respectively, were maintained in a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of September 30, 2022 and December 31, 2021, are as follows:

	9/30/2022	12/31/2021
Customer A	25%	24%
Customer B	11%	11%

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

During the period ended September 30, 2022 and 2021, the Company had two customers, respectively, that accounted for more than 10% of its total sales. The following table sets forth details regarding the percentages of total sales attributable to the Company’s significant customers in the past two years:

	9/30/2022	9/30/2021
Customer A	28%	25%
Customer B	10%	11%

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

NOTE 2 - OPERATING LEASES

In July 2015, the Company entered a 79-month lease for approximately 9,439 square feet of office space, which lease commenced in September 2015 and ended in April 2022. That office space served as the Company’s principal executive offices, as well as the principal offices of its operating subsidiaries.

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

Lease expenses were $9,903 and $80,246 during the three months ended September 30, 2022 and 2021, respectively, and $19,806 and $204,651 during the nine months ended September 30, 2022 and 2021, respectively.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Statements and Results of Operations

Throughout this quarterly report, unless the context indicates otherwise, the terms, “we,” “us,” “our” or the “Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”), Medex Managed Care, Inc. (“MMC”) and Medex Medical Management, Inc. (“MMM”), and, where applicable, our former subsidiaries Industrial Resolutions Coalition (“IRC”), Medex Legal Support, Inc. (“MLS”) and Pacific Medical Holding Company, Inc. (“PMHC”).

All statements other than statements of historical fact included herein and in the documents incorporated by reference in this quarterly report on Form 10-Q (this “quarterly report”), if any, including without limitation, statements regarding our future financial position or results of operations, business strategy, potential acquisitions, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “future,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “will,” “would,” and other similar expressions and their negatives.

Forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, many of which may be beyond our control. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and actual results could differ materially as a result of various factors. The following include some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

●

economic conditions generally and in the industry in which we and our customers participate, including the effects resulting from economic recessions, international conflicts and rising domestic inflation;

●	cost reduction efforts by our existing and prospective customers;
●	the loss, ineffective management, malfunction or increased costs of third-party-provided technologies and services on which our operations rely;
●	competition within our industry, including competition from much larger competitors;
●	business combinations among our customers or competitors;
●	legislative and regulatory requirements or changes which could render our services less competitive or obsolete;
●	our failure to successfully develop new services and/or products either organically or through acquisition, or to anticipate current or prospective customers’ needs;
●	our ability to retain existing customers and to attract new customers;
●	price increases;
●	cybersecurity breaches and software system failures, or the imposition of laws imposing costly cybersecurity and data protection compliance;
●

the impacts on our business of COVID-19, including the reduction of our customers’ workforces as a result of a variety of COVID-19-related causes, as well as government mandates and impacts on the workers’ compensation industry, the businesses of our customers and on the economy generally;

●	reductions in worker’s compensation claims or the demand for our services, from whatever source; and
●	delays, reductions or cancellations of contracts we have previously entered.

For more detailed information about particular risk factors related to us and our business, see Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “Commission”) on April 14, 2022 (the “annual report”).

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

You should not place undue reliance on forward-looking statements. The forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and apply only as of the date of this report or the respective dates of the documents which it incorporates by reference. Neither we nor any other person assumes any responsibility for the accuracy or completeness of forward-looking statements. Further, except to the extent required by law, we undertake no obligations to update or revise any forward-looking statements, whether as a result of new information, future events, or a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, made by us or on our behalf, are also expressly qualified by these cautionary statements.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes contained elsewhere in this quarterly report and in our other filings with the Commission.

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

In October 2021, to simplify business procedures, bookkeeping and administrative structure; and eliminate duplicative functions and reduce costs; we terminated the existence of IRC, MLS and PMHC and wound up those subsidiaries. The business, assets, liabilities, and services of those entities were transferred to PHCO or its other subsidiaries. Medex now offers our Workers’ Compensation carve-out services previously provided by IRC and Medicare-set asides previously managed by MLS. MMC oversees the lien representation services previously offered by MLS.

Business of the Company

We offer an integrated and layered array of complimentary business solutions that enable our customers to better manage their employee Workers’ Compensation-related healthcare administration costs. We are constantly looking for ways to expand the suite of services we can provide our customers, either through strategic acquisitions or organic development.

Our business objective is to deliver value to our customers by reducing their Workers’ Compensation-related medical claims expense in a manner that will assure injured employees receive high quality healthcare that allows them to recover from injury and return to gainful employment without undue delay. According to studies conducted by auditing bodies on behalf of the California Division of Workers’ Compensation, (“DWC”) the two most significant cost drivers for Workers’ Compensation are claims frequency and medical treatment costs. Our services focus on containing medical treatment costs.

We offer our customers access to our HCOs and our MPNs. We also provide medical case management, field medical case management, network access, utilization review, medical bill review, Workers’ Compensation carve-outs and Medicare set-aside services. Additionally, we offer lien representation and expert witness testimony, ancillary to our services. We provide our services as a bundled solution, as standalone services, or as add-on services.

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

Impact of COVID-19 on our Business

In February 2022, California passed another COVID-19 Supplemental Paid Sick Leave law (“CSPSL”). It provides employees paid leave for COVID-19 related reasons such as caring for themselves, family members, or for vaccine related appointments or illnesses caused by COVID-19 or the vaccine from January 1, 2022 through September 30, 2022. The CSPSL allows employees to retroactively request reimbursement for qualifying leave or to use it towards future requests through September 30, 2022. Employers whose employees utilize CSPSL are ineligible for federal tax credits to offset the costs of providing the CSPSL. On September 29, 2022, California passed a bill that extended the CSPSL leave through December 31, 2022 and provides a supplemental paid sick leave relief grant program for employers to be reimbursed for the CSPSL.

We will continue to offer COVID-19-specific paid leave benefits to our employees until the expiration of CSPSL. Family, medical, and other types of leave remain available to employees under existing Company policy. As of September 30, 2022, we have incurred negligible payroll, benefits, administrative, and liability costs related to CSPSL. However, we could incur some significant costs if additional booster shots are recommended or required later in 2022, or if another spike in COVID-19 results in increased usage of the CSPSL benefit by employees.

Key trends affecting results of operations

As noted throughout this quarterly report, during the three and nine months ended September 30, 2022 and 2021, COVID-19 has impacted the businesses of our customers, our business and our results of operations. Most of our customers, and their employees are located in California. During the three and nine months ended September 30, 2021, California had in place COVID-19 restrictions on businesses which resulted in many of our customers reducing their workforces and caused a decrease in the number of new workers’ compensation claims, as a result of fewer workers in the labor force. Allowable medical treatment for workers’ compensation claims were also limited to help ease the burden of COVID-19 on medical facilities. During the three and nine months ended September 30, 2022, California businesses were able to operate without these COVID-19 restrictions and restrictions on allowable medical treatments for workers’ compensation claims were lifted. As identified in more detail in our discussion of result of operations below, during the three and nine months ended September 30, 2022, the lifting of these restrictions has generally led to increased demand from existing customers for our services, as their employees returned to the workforce and correlated workplace injuries increased, along with medical facilities and providers having the capacity to begin treating the backlog of workplace injuries that occurred when allowable treatment restrictions due to COVID-19 were in place. We anticipate the foregoing trends will continue at decreasing rates over future periods as the remaining workforces that return to in-person work levels off and the backlog of untreated workers’ compensation cases normalizes. These trends have also contributed to increased claims-related expenses for services provided to us by third parties, as certain such expenses increase in correlation with the demand for our services.

California has in place legislation to address employer liability in Workers’ Compensation for COVID-19 cases. The law presumes that COVID-19 illnesses contracted by employees are work related and therefore eligible for workers’ compensation coverage, subject to certain rebuttable presumptions. Our customers experienced an increase in COVID-19 related workers’ compensation claims throughout 2021 and during the first quarter of 2022 but saw declines in COVID-19 related claims in the second and third quarters of 2022. For the nine months ended September 30, 2022, approximately 8% of all claims we processed have been COVID-19 related, with 53% of those claims occurring in the first quarter of 2022. During the twelve months ended December 31, 2021, approximately 5% of all claims processed were COVID-19 related.

Revenue generated from COVID-19 workers’ compensation claims may become seasonal and as the frequency of contracting COVID-19 increases and the severity of cases decreases, it is possible that in the future COVID-19 will no longer be classified as a workers’ compensation illness in California. A portion of our revenue is generated from fees from our customers when a workers’ compensation claim is opened. If the change of classification for COVID-19 related claims no longer requires employers to report it as a workers’ compensation injury, there would be a decrease in our COVID-19 related revenues, but we would anticipate this decrease would be offset by an increase in other workers’ compensation injuries as more employees return to the labor pool.

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

Our revenues for medical case management were also impacted because there was a smaller labor pool which resulted in fewer new workers’ compensation claims. We believe this trend will be temporary, as the economy recovers from the effects of COVID-19, but if the trend to smaller labor pools continues, or if an economic recovery is slowed as a result of higher inflation or economic recession, medical case management reviews and resulting revenues could continue to remain lower in the future.

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

Medical case management

Medical case management keeps medical treatment claims progressing to a resolution and assures treatment plans are aligned from a medical perspective. Medical oversight is a collaborative process that assesses, evaluates, coordinates, implements and monitors medical treatment plans and the options and services required to meet an injured worker’s health needs. A medical case manager acts as a liaison between the injured worker, claims adjuster, medical providers, and attorneys to achieve optimal results for injured workers and our employer customers. We work to manage the number of nurses in our program to maintain our ratio of claims per nurse at a level that ensures timely and appropriate medical care is given to the injured worker and facilitates faster claims closures for our customers.

Other

Other revenue consists of revenue derived from network access fees charged to non-HCO, non-MPN customers to access our network of medical providers, network access for preferred provider organizations, lien representation, legal support services, Medicare set-aside and Workers’ Compensation carve-out services.

The following table sets forth, for the three and nine months ended September 30, 2022 and 2021, the percentage each revenue item identified in our unaudited condensed consolidated financial statements contributed to total revenue during the respective period.

	For the three months ended		For the nine months ended
	September 30,		September 30
	2022	2021	2022	2021
HCO	24%	22%	23%	24%
MPN	9%	11%	10%	10%
Utilization review	31%	20%	29%	20%
Medical bill review	7%	9%	8%	7%
Medical case management	26%	33%	28%	35%
Other	3%	5%	2%	4%

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

Outsource service fees

Outsource service fees consist of costs incurred by our subsidiaries in partially outsourcing utilization review, medical bill review, administrative services for medical case management and Medicare set-aside services and typically tend to increase and decrease in correlation with customer demand for those services.

Data maintenance fees

Data maintenance fees includes fees we pay to a third party to process HCO and MPN employee enrollment and HCO/MPN notifications. These fees fluctuate throughout the year because of the varied timing of customer enrollment into our HCO or MPN programs and the number of employees our customers have in their workforce.

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

The following table sets forth, for the three and nine-months ended September 30, 2022 and 2021, the percentage each expense item identified in our unaudited consolidated financial statements contributed to total expense during the respective period.

	For the three months ended		For the nine months ended
	September 30,		September 30
	2022	2021	2022	2021
Depreciation	1%	1%	1%	1%
Bad debt provision	-%	-%	-%	-%
Consulting fees	5%	5%	4%	5%
Salaries and wages	59%	57%	56%	57%
Professional fees	6%	6%	6%	6%
Insurance	7%	7%	7%	7%
Outsource service fees	13%	9%	12%	8%
Data maintenance fees	-%	1%	2%	2%
General and administrative	9%	14%	12%	14%

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following represents selected components of our consolidated results of operations for the three-month periods ended September 30, 2022 and 2021, respectively, together with changes from period-to-period:

	For three months ended
	September 30,
	2022	2021	Amount Change	% Change
Revenues:
HCO	$354,913	$289,117	$65,796	23%
MPN	128,297	137,834	(9,537)	(7%)
Utilization review	443,049	258,251	184,798	72%
Medical bill review	99,418	117,685	(18,267)	(16%)
Medical case management	384,657	439,073	(54,416)	(12%)
Other	43,663	68,658	(24,995)	(36%)
Total revenues	1,453,997	1,310,618	143,379	11%

Expense:
Depreciation	9,661	12,657	(2,996)	(24%)
Bad debt provision	(5,520)	-	(5,520)	-%
Consulting fees	56,148	58,275	(2,127)	(4%)
Salaries and wages	699,026	679,530	19,496	3%
Professional fees	76,065	76,014	51	-%
Insurance	79,974	86,527	(6,553)	(8%)
Outsource service fees	156,677	109,926	46,751	43%
Data maintenance	2,898	11,917	(9,019)	(76%)
General and administrative	112,135	168,939	(56,804)	(34%)
Total expenses	1,187,064	1,203,785	(16,721)	(1%)

Income from operations	266,933	106,833	160,100	150%

Income before taxes	266,933	106,833	160,100	150%
Income tax provision	74,928	29,987	44,941	150%

Net income	$192,005	$76,846	$115,159	150%

Revenue

HCO

During the three-month period ended September 30, 2022, HCO revenue increased 23%, compared to the same period in the prior year. The increase was attributable to a renegotiation of certain deliverables to an existing customer and an increase in claims activity from existing customers which generated fees for notifications and claim network fees. These increases were partially offset by the loss of two customers in the fourth quarter of 2021, which decreased revenues from HCO enrollment. Part of the revenue generated in HCO fees is for the opening of workers’ compensation claims. During the three-month period ended September 30, 2022, 4% of HCO claims were COVID-19 related, compared to 5% in the same period in the prior year. If California legislation declassifies COVID-19 as a workers’ compensation claim, we expect HCO revenues to decrease.

MPN

MPN revenue for the three-month period ended September 30, 2022, decreased by 7%, compared to the same period in the prior year. The decrease in MPN revenue was due to a decrease in the number claims reported due to the loss of a customer in the fourth quarter of 2021 that resulted in lower claims activity. Part of the revenue generated in MPN fees is for the opening of workers’ compensation claims. The decrease in MPN revenue was partially offset by increases in claims activity by existing customers due to higher COVID-19 related claims. During the three-month period ended September 30, 2022, 30% of MPN claims were COVID-19 related, compared to 28% in the same period in the prior year. If California legislation declassifies COVID-19 as a workers’ compensation claim, we expect MPN revenues to decrease.

Utilization review

During the three-month period ended September 30, 2022, utilization review revenue increased 72%, compared to the same period in the prior year due to an increase in utilization reviews from existing customers and the addition of a new customer in the fourth quarter of 2021. These increases were partially offset by decreases due to the loss of a customer in the third quarter of 2021.

Medical bill review

During the three-month period ended September 30, 2022, medical bill review revenue decreased by 16%, compared to the same period in the prior year. The decrease was mainly due to processing fewer hospital bills from existing customers and the percentage of saving we earned on hospital bills processed was lower. Medical bill reviews are billed at a flat rate, while hospital bills are billed at a percentage of savings and fluctuate during the year.

Medical case management

During the three-month period ended September 30, 2022, medical case management revenue decreased 12%, compared to the same period in the prior year. The decrease in medical case management revenue was primarily due to customers electing not to apply medical case management to all of their COVID related claims in the 2022 period as they had done in the 2021 period and a decrease in the number of new referred claims managed with existing customers as a result of fewer workplace injuries during 2020 and 2021 due to COVID related workforce restrictions.

Other

Other revenue for the three-month period ended September 30, 2022, decreased 36%, compared to the same period in the prior year. The decrease in other revenue was the result of fewer Medicare set-aside claims and the discontinuation of our network referral access for non-HCO, non-MPN customers after the loss of our last customer who utilized the service in the fourth quarter of 2021. We do not anticipate future revenues from network referral fees generated from referrals to non-HCO, non-MPN customers, as we no longer offer this service. The decrease was partially offset by increases in fees for network access for preferred provider organizations, we expect other revenue to be lower in future periods.

Expenses

Total expenses for the three month period ended September 30, 2022, decreased 1%, compared to the same period in the prior year. The decrease was attributable to decreases in depreciation, bad debt provision, consulting fees, insurance, data maintenance, and general and administrative partially offset by increases in salaries and wages and outsource service fees.

Insurance

During the three-month period ended September 30, 2022, insurance expenses decreased 8%, compared to the same period in the prior year. The decrease in insurance expenses was primarily attributed to decreases in medical insurance premiums as a result of us having fewer employees in 2022, compared to 2021.

Outsource service fees

During the three-month period ended September 30, 2022, fees for outsourced services increased 43%, compared to the same period in the prior year. The increase was due to an increased demand for our services primarily from existing clients for utilization review, a service which we partially outsource.

General and administrative

During the three-month period ended September 30, 2022, general and administrative expenses decreased 34%, compared to the same period in the prior year. The decrease was primarily attributable to decreases in rent – office, auto expense, bank charges, charity – cash contributions, licenses and permits, travel, office supplies, postage, telephone, and vacation expenses. The largest decrease was in rent – office as we moved into a smaller office. The other various expenses that are part of maintaining a larger office such as postage, telephone, and office supplies were also lower as we adjusted our operations to take advantage of cloud based solutions. The decreases were partially offset by increases in advertising, dues and subscriptions, education, IT enhancement, meals, miscellaneous expenses, and parking. Due to moving most of our office operations to cloud or software services, dues and subscriptions for these services increased along with increases in IT security education for our employees and additional IT enhancements.

Income from operations

As a result of the $143,379 increase in total revenue during the three-month period ended September 30, 2022, and the $16,721 decrease in total expenses during the same period, our income from operations increased $160,100, or 150%, during the three-month period ended September 30, 2022, when compared to the same period in the prior year.

Income tax provision

We realized an increase in our income tax provision of $44,941, or 150%, during the three-month period ended September 30, 2022, compared to the same period in the prior year, because of the increase in income before taxes realized.

Net income

During the three-month period ended September 30, 2022, we realized an 11% increase in total revenues, a 1% decrease in total expenses, and a 150% increase in our provision for income tax when compared to the same period in the prior year. As a result, we realized a net increase of $115,159, or 150%, in net income during the three-month period ended September 30, 2022, compared to the same period in the prior year.

Comparison of nine months ended September 30, 2022 and 2021

The following represents selected components of our consolidated results of operations, for the nine-month periods ended September 30, 2022 and 2021, respectively, together with changes from period-to-period:

	For nine months ended September 30,
	2022	2021	Amount Change	% Change
Revenues:
HCO	$985,192	$936,382	$48,810	5%
MPN	422,227	396,497	25,730	6%
Utilization review	1,220,941	796,927	424,014	53%
Medical bill review	333,310	292,445	40,865	14%
Medical case management	1,218,077	1,381,929	(163,852)	(12%)
Other	102,084	174,251	(72,167)	(41%)
Total revenues	4,281,831	3,978,431	303,400	8%

Expense:
Depreciation	23,153	35,964	(12,811)	(36%)
Bad debt provision	(737)	494	(1,231)	(249%)
Consulting fees	166,309	173,796	(7,487)	(4%)
Salaries and wages	2,018,638	2,073,133	(54,495)	(3%)
Professional fees	222,703	221,970	733	-%
Insurance	238,851	242,334	(3,483)	(2%)
Outsource service fees	433,275	304,085	129,190	42%
Data maintenance	59,400	75,293	(15,893)	(21%)
General and administrative	418,079	492,264	(74,185)	(15%)
Total expenses	3,579,671	3,619,333	(39,662)	(1%)

Income from operations	702,160	359,098	343,062	96%

Other income (expense)
Paycheck protection program loan forgiveness income	-	464,386	(464,386)	(100%)
Paycheck protection program loan interest expense	-	(3,686)	3,686	(100%)
Total other income (expense)	-	460,700	(460,700)	(100%)

Income before taxes	702,160	819,798	(117,638)	(14%)
Income tax provision	197,096	140,956	56,140	40%

Net income	$505,064	$678,842	$(173,778)	(26%)

Revenue

HCO

During the nine-month period ended September 30, 2022, HCO revenue increased 5%, compared to the same period the prior year. The increase in HCO revenue was primarily attributable to an increase in claims from existing customers and renegotiation of certain deliverables to an existing customer. If California legislation declassifies COVID-19 as a workers’ compensation claim, we expect HCO revenues to decrease.

MPN

MPN revenue for the nine-month period ended September 30, 2022, increased 6%, compared to the same period in the prior year. The increase was attributable to an increase in the number of claims reported by existing customers in the first quarter due to an increase in COVID-19 related claims, partially offset by the loss of a customer in the fourth quarter of 2021. Like HCO revenue, MPN revenue is generated largely from fees charged to our employer customers for access to our MPN networks, per claim fees and fees for other ancillary services. If California legislation declassifies COVID-19 as a workers’ compensation claim, we expect MPN revenues to decrease.

Utilization review

During the nine-month period ended September 30, 2022, utilization review revenue increased 53%, compared to the same period in the prior year. The increase was primarily attributable to an increase in utilization reviews submitted by existing customers and a new customer added in the fourth quarter of 2021.

Medical bill review

During the nine-month period ended September 30, 2022, medical bill review revenue increased by 14%, when compared to the same period in the prior year. This increase was primarily due to an increase in hospital and non-hospital bills reviewed as injured workers began seeking medical treatment for injuries suffered during the pandemic when medical treatment for workers’ compensation claims were subject to restrictions.

Medical case management

During the nine-month period ended September 30, 2022, medical case management revenue decreased by 12%, compared to the same period in the prior year. The decrease in medical case management revenue was primarily due to customers electing not to apply medical case management to all of their COVID related claims in the 2022 period as they had done in the 2021 period and a decrease in the number of new referred claims managed with existing customers as a result of fewer workplace injuries during 2020 and 2021 due to COVID related workforce restrictions.

Other

Other revenue for the nine-month period ended September 30, 2022, decreased 41%, compared to the same period in the prior year. The decrease was primarily the result of fewer Medicare set-aside claims, fewer fees for network access for preferred provider organizations and the discontinuation of our network referral access for non-HCO, non-MPN customers after the loss of our last customer who utilized the service in the fourth quarter of 2021. As noted above, since the fourth quarter of 2021 we discontinued network referral access for non-HCO, non-MPN customers as this type of service is no longer offered in the marketplace, we expect other revenue to be lower in future periods.

Expenses

Total expenses for the nine-month period ended September 30, 2022, decreased 1%, compared to the same period in the prior year. The decrease was the result of decreases in depreciation, bad debt provision, consulting fees, salaries and wages, insurance, data maintenance, and general and administrative, which was partially offset by an increase in professional fees and outsource service fees.

Outsource service fees

During the nine-month period ended September 30, 2022, outsource service fees increased 42%, compared to the same period the prior year. The increase was primarily the result of an increase in the volume of utilization reviews and medical bill reviews, partially offset by fewer Medicare set-aside claims. The increase in the volume of utilization review and medical bill review is due to injured workers now seeking medical treatment for injuries that occurred during the pandemic when treatments for workplace injuries were restricted, as well as for our customers’ employees returning to the workforce and getting injured on the job. The increased volume in these services required us to increase our usage of these outsourced services.

Data maintenance

During the nine-month period ended September 30, 2022, data maintenance fees decreased 21%, compared the same period the prior year. The decrease was primarily the result of decreases in the number of claims from the loss of an MPN customer in the fourth quarter of 2021 that generates fees for MPN notifications, partially offset by increases in our customers’ employee counts for enrollment into our HCO and MPN programs.

General and administrative

During the nine-month period ended September 30, 2022, general and administrative expenses decreased by 15%, compared to the same period the prior year. This decrease was primarily attributable to decreases in auto expenses, bank charges, licenses and permits, office supplies, postage and delivery, printing and reproduction, rent expense - equipment, rent expense – office, shareholders’ expense, telephone, and vacation expense. Rent expense – office, telephone, and vacation expense, were 61%, 11%, and 16%, respectively of the overall decreases in expenses. Rent expense for office and telephone decreased in May 2022, when we moved office locations to a much smaller location and moved to a cloud based phone system. The decreases were partially offset by increases in advertising, dues and subscriptions, education, equipment – repairs, IT enhancement/internet, meals, travel, miscellaneous expenses, and parking. IT enhancement, dues and subscriptions and miscellaneous expenses increased due to the office move, making changes to our IT systems and transitioning office software and phones to subscription based services.

Income from operations

Total revenues increased by $303,400 and total expenses decreased by $39,662, which led to an increase in income from operations of $343,062.

Other income (expense)

In February 2021, the principal and interest on the PPP loans issued to PHCO, MMC and MMM in April and May 2020, was forgiven in full. As a result, we realized income from paycheck protection loan forgiveness of $464,386 and loan interest expense from paycheck protection loans of $3,686 during the nine months ended September 30, 2021, resulting in total other income during the period of $460,700. During the corresponding period ended September 30, 2022, we realized no other income (expense).

Income tax provision

We realized a 40% increase in our income tax provision during the nine-month period ended September 30, 2022, compared to the same period in the prior year. During the nine-month period ended September 30, 2022, we realized $343,062 more in income from operations than during the same period in the prior year. During the nine-month period ended September 30, 2021, we realized net other income of income of $460,700 PPP loan forgiveness. The other income realized from the PPP loan forgiveness in the 2021 period was exempt from federal income taxation, but not state income taxation, which was the primary contributing factor to why our income tax provision was higher in the 2022 period than the 2021 period despite the fact that our income before taxes was actually higher in the 2021 period.

Net income

As noted in the preceding paragraph, during the nine-month period ended September 30, 2022, we realized a $343,062 increase in income from operations compared to the prior year period. However, during the nine-month period ended September 30, 2021, we realized $460,700 in other income as a result of PPP loan forgiveness. We realized no other income during the nine-month period ended September 30, 2022. As a result, we realized a $173,778, or 26% decrease in net income during the nine-month period ended September 30, 2022, compared to the same period in the prior year.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. We consistently monitor our liquidity and financial position and take actions management believes are in the best interest of our Company and our shareholders to ensure the long-term financial viability of our Company. Historically, we have realized positive cash flows from operating activities, which coupled with positive reserves of cash on hand, have been used to fund our operating expenses and obligations. We have not historically used, nor do we currently possess, a credit facility or other institutional source of financing.

As a result of the pandemic subsiding, restrictions being removed and employees returning to work, coupled with our efforts to transition the Company to a remote working environment, and reductions in overhead expenses, during the nine-month period ended September 30, 2022, we saw an increase in revenues and a decrease in expenses. We have continued to realize net income and net cash from operations and have increased our net cash position. Management currently believes that absent (i) any unanticipated further COVID-19 impacts, (ii) economic recession or a longer-term downturn in the general economy, (iii) further impacts related to rising or sustained inflation or the sanctions, countermeasures and other actions in response to the Russia-Ukraine conflict, or (iv) the loss of several major customers within a condensed period, cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses for at least the next twelve months, as well as for the longer term.

As of September 30, 2022, we had cash on hand of $10,640,063 compared to $10,085,372 as of December 31, 2021. The $554,691 increase was the result of net cash provided by our operating activities, partially offset by cash used in investing activities.

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

We have planned certain capital expenditures, including changing our operational software, the process of which we are currently undergoing. We anticipate the cost to change operational software will result in significantly higher capital expenditures than in previous years. We encountered difficulties with the first software vendor in this transition and have had to seek another software vendor, the result of which has delayed this transition and increased capital expenditures for this project. If we encounter further issues or delays with the transition capital expenditures could be higher than anticipated, but we believe we have adequate capital on hand to cover these expenses. We do not anticipate these expenditures will require us to seek outside sources of funding.

We believe our strong cash position could allow us to identify and capitalize on potential opportunities to expand our business through the acquisition of existing businesses that may have insufficient resources to overcome the impacts of the COVID-19 pandemic or current uncertain economic conditions. Such expansion could occur through accretion to existing business lines or expansion into new business lines and related industries, including, but not limited to, the insurance industry. We may also seek growth through organic development of new lines of business or expansion of existing offerings. Depending upon the nature of the opportunities we identify, such acquisitions or expansion could require greater capital resources than we currently possess. Should we need additional capital resources, we could seek to obtain such through debt and/or equity financing. We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining equity or debt financing when needed on favorable terms, or at all. We could also use shares of our capital stock as consideration for a business acquisition transaction, but there is also no assurance that there would be significant interest in our capital stock by a potential seller or the market.

As a result of the unique nature of the COVID-19 pandemic and its impacts on our operations, the operations of our customers and the broader economy, coupled with uncertainty surrounding the potential impacts of rising inflation or economic recession, we cannot provide any assurance that the assumptions management has used to estimate our liquidity requirements will remain accurate in either the short-term or the longer-term. The ultimate duration and impact of these events on our business, results of operations, financial condition and cash flows is dependent on future developments, which are uncertain, largely beyond our control and cannot be predicted with any degree of certainty at this time. We expect that our results of operations, including revenues, in future periods will be partially impacted by the COVID-19 pandemic due to the possibility that as COVID-19 becomes more common and less severe that COVID-19 workers’ compensation claims may no longer be classified as a workers’ compensation illness. We expect that with rising inflation profit margins will be impacted due to fixed pricing for some of our public entity customers and the increasing costs in salaries and wages as we compete to recruit and retain employees.

Cash flow

During the nine months ended September 30, 2022, cash was primarily used to fund operations. We had a net increase in cash of $554,691 during the nine months ended September 30, 2022. See below for additional information.

	For the nine months ended September 30,
	2022 (unaudited)	2021 (unaudited)

Net cash provided by operating activities	$572,310	$449,993
Net cash used in investing activities	(17,619)	(12,199)
Net cash provided by financing activities	-	218,900

Net increase in cash	$554,691	$656,694

During the nine months ended September 30, 2022 and 2021, net cash provided by operating activities was $572,310 and $449,993, respectively, an increase of $122,317. This increase was primarily the result of decreases in accounts receivable, deferred rent asset, income tax receivable, other assets, accrued expenses, partially offset by increases in allowance for bad debt, prepaid expenses, accounts payable, income tax payable, and unearned revenue. We realized higher net income during the nine months ended September 30, 2021, than the same period 2022, as a result of receiving PPP loan forgiveness in the amount of $460,700 during the 2021 period.

Net cash used in investing activities was $17,619 and $12,199 during the nine-month periods ended September 30, 2022 and 2021, respectively. During the nine-month periods ended September 30, 2022 and 2021, net cash was used in investing activities to purchase new software and other IT enhancements.

During the nine months ended September 30, 2022, we did not engage in any financing activities. Net cash provided by financing activities during the nine months ended September 30, 2022, was $218,900. In April 2021, MMM received a Second Draw PPP loan in the amount of $218,900, that was fully forgiven with accrued interest in December of 2021.

Off-balance Sheet Financing Arrangements

As of September 30, 2022, we had no off-balance sheet financing arrangements.

Inflation

We experience pricing pressures in the form of competitive pricing. Insurance carriers and third-party administrators compete against us for customers by offering bundled claims administration services with their own managed care services at a lower rate. We are also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits and facility leases. We believe that these impacts can be material to our revenues or net income. Some of our customers are public entities which contract with us at a fixed price for the term of the contract. Increases in labor and employee benefits can reduce our profit margin over the term of these contracts. See also “Effects of inflation” of Item 1A Risk Factor of our Annual Report on Form 10-K filed with the Commission on April 14, 2022.

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

We must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and bad debt allowance estimates, collection of accounts receivables, cash flows, and results of operations. Two customers accounted for 10% or more of accounts receivable at September 30, 2022 and 2021, respectively.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Except for the following risk factor, we do not believe there have been any material changes to the risk factors listed in Part I, Item 1A, Risk Factors in our annual report. The below risk factor and risk factors in our annual report could materially adversely affect our business, financial condition, or results of operations, and should be carefully considered with the information provided elsewhere in this report.

We are reliant on the timely, accurate and consistent provision of outsourced services for various services and business functions, the disruption, malfunction, termination or replacement of which could impede our ability to provide our services and adversely affect our business.

We contract with various third party vendors for the provision and support of our services and business functions, including the critical information systems functionality upon which our services rely. Our business is dependent upon our ability to provide, in an efficient and uninterrupted manner, necessary business functions which we outsource, such as the processing and support of enrollment in our HCO and MPN programs, and the partial outsourcing of our utilization review, medical bill review, administrative services for medical case management and Medicare set-aside services. Our operations may be adversely affected if there is a failure, disruption or malfunction in the provision of such outsourced services, or if the relationship with or services provided by our vendors are terminated in whole or in part. Further, we may not be able to find an alternative vendor in a timely manner, on acceptable terms or that can provide the services of our current vendors.

Outsourcing also may require us to change our existing operations or adopt new processes for providing or managing our services. If there are delays or difficulties in changing business processes or our third-party vendors do not perform as expected, it may delay our ability to provide our services and we may not realize, or not realize on a timely basis, the anticipated functionality or benefits of these relationships. Terminating or transitioning, in whole or in part, arrangements with vendors could result in additional costs or penalties, risks of operational delays and interruptions, or potential errors and control issues during the termination or transition phase. For example, we have had difficulties implementing a new operational software system and are seeking a different vendor to provide that system, which has resulted in delays in implementing this project and additional capital expenditures. If there is an interruption in our ability to provide our services or loss of access to data resulting from a malfunction, termination or transition in outsourced services, we may not be able to meet the demands of our customers and, in turn, our business and results of operations could be adversely impacted.

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

Exhibit 101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as September 30, 2022 and December 31, 2021, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the three and nine months ended September 30, 2022 and 2021 (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) the cover page.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	November 14, 2022	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	November 14, 2022	/s/ Kristina Kubota
Kristina Kubota Chief Financial Officer