Form 10-K
period 2022-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2023-03-31
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,275,100.

As of March 31, 2023, the issuer had 12,800,000 shares of its $.001 par value common stock outstanding.

Documents incorporated by reference: None

PACIFIC HEALTH CARE ORGANIZATION, INC.

Throughout this annual report, unless the context indicates otherwise, the terms, “we,” “us,” “our” or the “Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly owned subsidiaries Medex Healthcare, Inc. (“Medex”), Medex Managed Care, Inc. (“MMC”) and Medex Medical Management, Inc. (“MMM”), and, where applicable, our former subsidiaries Industrial Resolutions Coalition, Inc. (“IRC”), Medex Legal Support, Inc. (“MLS”) and Pacific Medical Holding Company, Inc. (“PMHC”). References to “fiscal 2022” and “fiscal 2021” mean the periods ended December 31, 2022, and 2021, respectively.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this annual report and in the documents incorporated by reference herein, if any, including without limitation, statements regarding our future financial position or results of operations, business strategy, potential acquisitions, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “future,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “will,” “would,” and other similar expressions and their negatives.

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

●

economic conditions generally and in the industry in which we and our customers participate, including the effects resulting from economic recessions, financial sector turmoil, international conflicts, and rising domestic inflation and related economic policy responses;

●

the loss, ineffective management, malfunction (including those resulting from cybersecurity breaches), or increased costs of third-party-provided technologies and services on which our operations rely;

●	cybersecurity incidences and breaches, and other software system failures, and the imposition of laws imposing costly cybersecurity and data protection compliance;

●	reductions in worker’s compensation claims or the demand for our services, from whatever source;

●	cost reduction efforts by our existing and prospective customers;

●	price increases to the technologies and other services we rely on for our business;

●	business combinations among our customers or competitors;

●	the loss of or inability to obtain adequate insurance coverage;

●	competition within our industry, including competition from much larger competitors;

●	our ability to retain existing customers and to attract new customers;

●	delays, reductions, or cancellations of contracts we have previously entered;

●	legislative and regulatory requirements or changes which could render our services less competitive or obsolete; and

●	our failure to successfully develop new services and/or products either organically or through acquisition, or to anticipate current or prospective customers’ needs.

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

You should not place undue reliance on forward-looking statements. Forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and apply only as of the date of this report or the respective dates of the documents from which it incorporates by reference. Neither we nor any other person assumes any responsibility for the accuracy or completeness of forward-looking statements. Further, except to the extent required by law, we undertake no obligations to update or revise any forward-looking statements, whether as a result of new information, future events, or a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We may also make additional forward-looking statements from time to time. Any subsequent forward-looking statements, whether written or oral, made by us or on our behalf, are also expressly qualified by these cautionary statements.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes contained elsewhere in this annual report and in our other filings with the Securities and Exchange Commission (the “Commission”).

PART I

ITEM 1.         BUSINESS

We are workers’ compensation cost containment specialists providing a range of services principally to California employers and claims administrators. The Company was incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc. The Company changed its name to Pacific Health Care Organization, Inc., in January 2001. In February 2001, the Company acquired Medex in a share for share exchange. Medex is a wholly owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Medical Provider Networks (“MPNs”) in the state of California. Medex also offers Workers’ Compensation carve-out services, Medicare set-asides and expert witness testimony. In February 2012, we incorporated MMM in the state of Nevada, as a wholly owned subsidiary of the Company. MMM is responsible for overseeing and managing medical case management services. In March 2011, we incorporated MMC in the state of Nevada, as a wholly owned subsidiary of the Company. MMC oversees and manages the Company’s utilization review, medical bill review services, and lien representation services. Following is our corporate structure as of December 31, 2022.

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

Our services include providing customers access to our HCOs and MPNs. We also provide medical case management, medical bill review, utilization review, workers’ compensation carve-outs and Medicare set-aside services. Complementary to these services, we also provide lien representation and expert witness testimony. We offer our services as a bundled solution, as standalone services, or as add-on services.

Our core services focus on reducing medical treatment costs by enabling our customers to have control and oversight of the medical treatment of their injured employees to ensure treatment is timely and appropriate. This control is primarily obtained by participation in one of our medical provider networks. We hold several government-issued licenses to operate medical provider networks. Through Medex, we hold two of the total of four licenses issued by the state of California to establish and manage HCOs within the state of California. We also hold approvals issued by the state of California to act as an MPN and currently administer 27 MPNs. Our HCO and MPN programs provide our customers with provider networks within which the customer has some ability to direct the administration of the claim. This is designed to decrease the incidence of fraudulent claims and disability awards and ensure injured employees receive the necessary back-to-work rehabilitation and training they need. Our medical bill and utilization review services provide oversight of medical billing and treatment requests, and our medical case management keeps workers’ compensation claims progressing to a resolution and assures treatment plans are aligned from a medical perspective.

Our customers include self-administered employers, insurers, third party administrators, municipalities, and others. Our principal customers are companies with operations located in the state of California where the cost of workers’ compensation insurance is a critical problem for employers, though we process medical bill reviews, utilization reviews and provide medical case management in several other states. Our provider networks, which are located only in California, are composed of providers experienced in treating worker injuries.

Our business generally has a long sales cycle, typically eight months or more. Once we have established a customer relationship and enrolled employees of our employer customers, we anticipate our revenue to adjust with the growth or retraction of our customers’ employee headcount. Throughout the year, we also expect to add new customers while others terminate for a variety of reasons. The reasons for termination vary but include when a customer switches to an insurance carrier or third party administrator that uses a different Workers’ Compensation administration vendor, or when our contract ends with state and local governments.

Health Care Organizations

An HCO is a network of health care providers specializing in the treatment of workplace injuries and in back-to-work rehabilitation for our customers’ injured employees. HCOs provide injured employees with a network of health care providers in the event of a workers’ compensation injury, while providing their employer (our customer) control over medical treatment and costs. In most cases, our HCOs give the employer up to 180 days of medical control in an HCO within which the employer can direct the administration of the claim. The injured employee may change providers once during this period but may not go to an out-of-network provider. The increased length of time during which the employer has control over administration of the claim is designed to decrease the incidence of fraudulent claims and disability awards. The right for the employer to control treatment within a network is based upon the notion that if the employer has the ability to direct care, it will facilitate timely and appropriate medical care and reduce the total cost of the claim.

Our two HCO licenses (respectively referred to as “Medex HCO” and “Medex 2 HCO”) allow us to provide comprehensive medical provider networks throughout California. Our HCO networks are composed of medical providers experienced in treating worker injuries. We have contracted with approximately 5,500 and 6,700 individual medical providers and clinics for Medex HCO and Medex 2 HCO, respectively, as well as hospitals, and rehabilitation centers. Our customers select one of the Medex HCO networks to enroll their employees in based on the medical groups in the network. During initial enrollment and during the period of re-enrollment, our customers’ employees have the option to opt-out of the HCO by predesignating their primary care physician to manage a workplace injury. If the employee opted out and is later injured on the job, their primary care physician would be authorized to oversee their medical care. Otherwise, the employer would be able to select the provider to oversee their medical care.

We continually review and update our networks with provider additions and removals based on feedback from internal operations, our customers and their claims administrators. All our network providers’ credentials are reviewed and vetted by Medex.

Our HCO networks are required to be recertified every three years. The Medex HCO has been recertified through March 15, 2025 and the Medex 2 HCO through October 9, 2024. HCO guidelines impose certain medical oversight, reporting, information delivery and usage fees on HCOs. These requirements increase the administrative costs and obligations on HCOs compared to MPNs, although the obligations and cost differentials between the two types of organizations have been narrowing over the past few years.

Medical Provider Networks

Like an HCO, an MPN is a network of health care providers, but health care providers participating in MPNs are not required to have the same level of medical expertise in treating workplace injuries. Under an MPN program the employer dictates which provider the injured employee will see for the initial visit. After the initial visit the employee has discretion to choose which provider in the network will continue treatment of the claim. However, the employee’s choice of provider is limited to those within the MPN for the life of the claim and the employee cannot opt-out of the MPN, which is a benefit to our customers. While the injured employee is limited to treatment by providers within the MPN, the California MPN laws and regulations allow the injured employee to dispute treatment decisions, provide for second and third medical opinions, and then permit case review by an independent medical reviewer whose decision can result in the employer losing control over medical treatment of the employee.

Unlike our HCOs, our MPNs do not require our customers to pay annual enrollment fees, nor do they require our customers to comply with annual enrollment notice delivery requirements. As a result, there are fewer administrative costs to customers associated with an MPN program. This allows our MPNs to market their services at a lower cost to employers than our HCOs. For this reason, many customers may opt to use the MPN even though it provides customers fewer rights to control medical treatment of employee injury claims.

We have received approval for and currently administer 27 MPNs. Customers can choose between two of our off-the-shelf MPNs, which serve as stand-alone networks or the foundation for the customer to customize their own MPN, in which they can add or remove specific providers or clinics. Each MPN must be reapproved every four years for each customer based on the date the MPN was approved by the California Division of Workers’ Compensation.

HCO and MPN Hybrid Offering

As a licensed HCO and approved MPN, in addition to offering HCO and MPN programs, we are also able to offer our customers a combination of the HCO and MPN programs. Under this program, a customer can enroll its employees in our HCO program, and then prior to the expiration of the 180-day treatment period under the HCO program, the customer (the employer) can then enroll their injured employees into our MPN program to keep the medical care within their network of providers. This allows our customers to take advantage of both programs, which is what our HCO customers typically do. To our knowledge, Medex is currently the only entity in California offering this hybrid program.

Medical Case Management

Medical case management oversees the injured employees’ medical treatment to ensure that it progresses to a resolution and assures treatment plans are aligned from a medical perspective. Medical case management is a collaborative process that assesses, evaluates, coordinates, implements and monitors medical treatment plans and the options and services required to get the injured employee back to work. Medical case managers act as liaisons between the injured employee, claims adjuster, medical providers, and attorneys to achieve optimal results for the injured employee and their employer.

Our medical case management services are performed by nurses who are credentialed by the state and have expertise in various clinical areas and backgrounds in workers’ compensation matters. This combination allows our nurses the opportunity to facilitate medical treatment while understanding the nuances of workers’ compensation up to and including litigation. By utilizing these services our customers can ensure that the injured employee receives quality medical treatment in a timely and appropriate manner to help the employee return to work and close the workers’ compensation claim.

Medical Bill Review

Medical bills are one of the biggest expenses that an employer’s workers’ compensation insurance company must pay for. To curtail these expenses, our customers utilize our medical bill review services to review medical bills for services rendered to an injured employee. We provide professional analysis of medical provider services and equipment billing to ascertain proper reimbursement. Our review of medical bills includes coding review and re-bundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements. While some states have adopted fee schedules, which regulate the maximum allowable fees payable under workers’ compensation for procedures performed by a variety of health treatment providers, many procedures are not covered by fee schedules and are still subject to review and negotiation.

Medical bill review services can result in significant claims savings. Our medical bill services are primarily within the state of California, but we process medical bill review in several other states. Out of state medical bill reviews typically are the result of an injured California employee moving to a different state, but who still requires medical care under an open workers’ compensation claim.

Utilization Review

Utilization review is required by law in all states for workers’ compensation claims. Utilization review evaluates the medical necessity of proposed treatment by comparing medical treatment requests against accepted medical guidelines. Its purpose is to serve as a safeguard against payor liability for medical costs that are not medically appropriate or approved by the relevant medical and legal authorities. Reviews of medical treatment requests are conducted at the appropriate qualification level for the request by a nurse, peer-to-peer provider, a specialist or a medical director and within the timelines set by the relevant laws and regulations.

Our utilization review services provide an electronic intake of medical treatment requests, collection and review of the submitted documentation required for processing, and submission to the appropriately qualified reviewer for approval, modification, denial, or request for more information for the requested treatment. Once a determination is made, we process the request and notify all the stakeholders in the injured employee’s claim within the regulated timeframe.

Medicare Set-aside

Medicare set-aside services for workers’ compensation claims is a financial agreement that allocates a portion of a workers’ compensation settlement to pay for future medical services related to the work-place injury, illness, or disease. The purpose of the set-aside arrangement is to provide funds to the injured party to pay for future medical expenses that would not be covered by Medicare. This program affords our customers an effective way to overcome complications after settlement and avoids unnecessary costs attached to the claim.

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

Marketing, Customers and Pricing

We provide services to virtually any size employer in the state of California as well as insurers, third party administrators, self-administered employers, municipalities, and other industries. We also provide some customers utilization review and/or utilization management, medical case management, and medical bill review services outside the state of California, typically to employees who have suffered a workplace injury in California and then relocated to another state.

Our marketing and sales efforts focus primarily on customer referrals, conference presentations and responding to requests for proposals. We service both local and national accounts, however, with an emphasis on California focused markets. Our sales and marketing activities are conducted by account managers with the assistance of our executive team members. We do not market our services outside the state of California.

During fiscal 2022, three major customers accounted for 44% of sales, approximately 24%, 10%, and 10%, respectively. By comparison, during fiscal 2021 our three largest customers accounted for 43% of sales, approximately 24%, 11%, and 8%, respectively.

Our services can be integrated to allow for partial or full bundling of services and sharing of information that create efficiencies to further reduce the costs of claims. For example, our bundled services have allowed some customers to achieve up to a 70% reduction in the cost of injury claim resolution while maintaining superior treatment for their injured employees. The cost to our customers for our bundled services is generally the same as if the services were purchased individually.

Competition

We were one of the first commercial enterprises capable of offering HCO services and MPN services in California. Now there are many companies who compete in this market. Many of these competitors are larger than us and may have greater financial, research and marketing experience and resources than we do, and they may therefore represent substantial long-term competition. As of December 31, 2022, in California there were four certified health care organization licenses issued to three companies. We own two of the four licenses; the other two licenses are divided between two other companies. While we are aware of only one of the HCOs being active, we consider our current, direct HCO competition limited to these two licensee businesses. On the other hand, there are minimal requirements for establishing MPNs and therefore, as of December 31, 2022, there were approximately 2,486 active MPNs in the state of California according to the DWC MPN website. Of these, we have received approval for and administer 27 MPNs.

We compete on both quality and price of services. We maintain quality of service by virtue of the training, skill, and experience of our professional staff and outside consultants. We compete on price through our integration of robust information technology systems we license from various vendors. We focus our business primarily on those employers and payors who use our HCO and/or MPN services. We anticipate that this focus will keep most of this business stable and renewable. However, periodically we expect that large customers may establish the in-house capability of performing the services we offer, as this has occurred in the past. Further, if we are unable to compete effectively either because of a degradation in quality-of-service delivery resulting from, for example, a reduction in the skill and experience of our personnel or our inability to effectively manage our information technology systems, it may be difficult for us to retain current customers or add new customers. A loss of customers, from whatever source, could be materially and adversely affect our business, financial condition, and results of operations.

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

Governmental Regulation

Managed care programs for workers’ compensation are subject to various laws and regulations. The nature and degree of applicable regulation varies by state and by the specific services provided. Notably, services such as our HCOs, MPNs, and utilization review services that provide or arrange for the provision of healthcare services are subject to numerous, complex regulatory requirements that govern many aspects of our conduct and operations. These laws and regulations impose evolving administrative and legal burdens, expense, and risks to our business, but also provide a regulated environment in which our expertise and experience help us provide valuable services for our customers based on proven strategies that work within the existing system.

The provision of workers’ compensation managed care in the state of California is governed by legislation and secondary regulations. We are required to be licensed or receive regulatory approval to operate our HCO and MPN networks. Medex has recertified the “Medex HCO” through March 15, 2025 and the “Medex 2 HCO” through October 9, 2024. Our MPN networks are required to be reapproved every four years based upon when the MPN went into effect for each customer.

MMC is required to be accredited by the independent, nonprofit accreditation entity, Utilization Review Accreditation Commission (“URAC”), in California to perform utilization review and is subject to a routine investigation by the state of California every five years. MMC has received full Utilization Management Accreditation for Workers’ Compensation as a Utilization Review Organization (“URO”) from URAC. The full accreditation requires us to have and follow specific policies and procedures for our utilization review services and demonstrates our commitment to quality and adherence to nationally recognized guidelines. Our URAC accreditation must be reaccredited every three years in order to conduct utilization review services in California. Our next reaccreditation is scheduled to occur by January 1, 2024. The costs to be accredited by URAC for Workers’ Compensation Utilization Management for three years is $36,000. URAC accreditation also allows us to provide utilization review services nationally as it is widely accepted as an alternative credential to state specific licenses and certificates.

The services we provide have developed largely in response to legislation or other governmental action. In many jurisdictions, such as California, licensing laws and regulations generally grant broad discretion to supervisory authorities to adopt and amend regulations and to supervise regulated activities. Changes in the legislation, or rules and regulations regulating workers’ compensation may create greater or lesser demand for the services we offer or require us to develop new or modified services to meet the needs of the marketplace and compete effectively. Such changes could also impact our costs for providing services, potentially to levels that make our services unattractive or unaffordable to existing or potential customers. We could also be materially and adversely affected if the state of California were to elect to reduce the extent of medical cost containment strategies available to insurance companies and other payors or adopt other strategies for cost containment that would not support demand for our services. In order to proactively address such possibilities, we have engaged a California-based lobbyist with expertise in workers’ compensation. When proposed legislation in California that might affect our business is identified, we are notified at the discussion stage and are often included as stakeholders for preliminary discussions. We are not currently aware of any such proposed legislation and do not anticipate any in the foreseeable future.

Healthcare reform remains a topic of considerable discussion at both the federal and state level. Due to uncertainties regarding the ultimate features of future reform initiatives and the timing of their enactment, we cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on our business or within the industry in which we participate. However, because workers’ compensation is primarily a disability program, not the focus of recent healthcare reform discussions, we do not anticipate that healthcare reform would significantly impact workers’ compensation.

Employees

Including the employees of our subsidiaries, as of March 31, 2023, we have a total of 31 full-time employees. We also use the services of several consultants. Over the next twelve months, we anticipate hiring additional employees only if business revenues increase and our operating requirements warrant such hiring.

Reports to Security Holders

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other filings pursuant to Sections 13, 14 and 15(d) of the Exchange Act, and amendments to such filings with the Commission. The public may read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Commission maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other Commission filings. We also post electronic copies of our quarterly and annual reports on our website www.pacifichealthcareorganization.com, which you can view or download free of charge. Materials and information on our website are not part of or otherwise incorporated into this annual report.

ITEM 1A.          RISK FACTORS

The risks and uncertainties described in the risk factors below are those that we currently consider material. You should carefully consider these risk factors, together with the statements contained elsewhere in this annual report, including our financial statements and the other reports we file with the Commission, in evaluating us or before making an investment in our common stock. The occurrence of any of, or a combination of, the following risks or uncertainties, or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial position, results of operations, liquidity, cash flows, or reputation.

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

Customer, Vendor and Competition Related Risks

A significant percentage of our revenue is generated from a few customers, the loss of one or more of which could have a material impact on our results of operations, cash flows and financial condition.

A significant portion of operating revenue is received from a relatively small group of customers. Combined sales for three customers accounted for approximately 44% and 43% of our total revenue in fiscal 2022 and fiscal 2021, respectively.

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

Most of our customer contracts permit either party to terminate without cause. From time to time, we have lost customers as a result of merger or acquisition transactions. Additionally, we could lose customers due to competitive pricing pressures and customer cost reduction efforts, failure to maintain the quality of the services we provide, our inability to retain sufficient staffing, as a result of a health crises, such as COVID-19, or natural disaster or any number of other reasons. If significant or multiple customers terminate their contracts, or do not renew or extend their contracts with us, our results could be materially adversely affected.

We are reliant on the timely, accurate and consistent provision of outsourced services for various services and business functions, the disruption, malfunction, termination or replacement of which could impede our ability to provide our services and adversely affect our business.

We contract with various third party vendors for the provision and support of our services and business functions, including the critical information systems functionality upon which our services rely. Our business is dependent on our ability to provide, in an efficient and uninterrupted manner, necessary business functions which we outsource, such as the processing and support of enrollment in our HCO and MPN programs, and the partial outsourcing of our utilization review, medical bill review, administrative services for medical case management and Medicare set-aside services. Our operations may be adversely affected if there is a failure, disruption or malfunction, (including cybersecurity breaches and other risks discussed further at “Cybersecurity, Information Technology and Outsourced Services Related Risks” below) in the provision of such outsourced services, or if the relationship with or services provided by our vendors are terminated in whole or in part. Further, we may not be able to find an alternative vendor in a timely manner, on acceptable terms or that can provide adequate services or functionality.

Outsourcing also may require us to change our existing operations or adopt new processes for providing or managing our services. If there are delays or difficulties in changing business processes or our third-party vendors do not perform as expected, it may delay our ability to provide our services and we may not realize, or not realize on a timely basis, the anticipated functionality or benefits of these relationships. Terminating or transitioning, in whole or in part, arrangements with vendors could result in additional costs or penalties, risks of operational delays and interruptions, or potential errors and control issues during the termination or transition phase. For example, during the fourth quarter of 2022, we experienced difficulties when transitioning to a new software vendor for our utilization review and medical case management services. The vendor was unable to provide fully functional software, which resulted in the Company terminating the agreement and contracting with another software vendor.  Throughout these software transitions, our automated processes had to be performed manually, which caused delays in providing services and invoicing our customers, reduced productivity and increased outsourcing costs. Our revenues were adversely impacted in the fourth quarter of 2022 as a result of the interruptions and costs associated with these software transition difficulties. We may also subject to future regulatory fines related to the software transition.  While the new software is now near fully functional, certain functionalities are still being developed and we continue to experience delays in invoicing several of our customers, which has resulted in an increase in our outstanding accounts receivable. We anticipate the replacement software becoming fully functional, but cannot assure if or when that will happen, and anticipate some level of continued delays in invoicing customers.

If we experience continued or another interruption in our ability to provide our services or loss of access to data resulting from a malfunction, termination, or transition in outsourced services, we may not be able to meet the demands of our customers and, in turn, our business and results of operations could be adversely impacted.

Our revenues may decline if we cannot compete successfully in an intensely competitive market.

We target our products to employers seeking to control the cost of employee workers’ compensation claims. We face competition from a variety of companies and the markets for our services are fragmented and competitive. Our competitors include national managed care providers, preferred provider networks, smaller independent providers, third-party administrators, and insurance companies. Many of our current and potential competitors have significantly greater financial, technical, marketing, and other resources than we do. As a result, our competitors may be able to respond more quickly to new ways to manage treatment costs, including enhanced technology, changes in regulations and standards, and shifts in customer requirements. We believe that as managed care techniques continue to gain acceptance in the marketplace our competitors will increasingly consist of insurance companies, third-party administrators, large workers’ compensation managed care service companies and other significant providers of managed care products. These competitors may also be able to devote greater resources to the development, promotion and sale of their services and may be able to deliver competitive services or solutions at a lower end user price. Any of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

Our business is driven substantially by the relation between the value we provide and the amount we charge for that value. If the scope and quality of our services lag behind the market or lower costs can be obtained elsewhere, we may lose customers which could have an adverse impact on our results of operations and financial condition.

We are in the business of assisting our customers in controlling the cost of their employee workers’ compensation claims. While we believe that factors, including the quality of care provided to the employee, the rapidity at which the employee returns to work, and the service provided to the customer, play a part in attracting and retaining our customers, we believe that price is a primary determining factor in whether customers select or retain our services. While our competitors may offer direct fees less than those we charge, they have traditionally added fees to their other associated services and thus raised the total cost of their services. If our competitors reduce the cost at which they provide services, or our customers seek to reduce costs by performing similar services in-house, we anticipate we would have to likewise attempt to reduce the cost at which we provide our services or risk losing customers. Either outcome could have a material adverse impact on our business, results of operations and financial condition.

If we are unable to continue to attract and retain key employees with the skills our business requires, our business could be impacted negatively.

We compete with other workers’ compensation managed care companies and healthcare providers in recruiting qualified management and staff personnel. Employees with industry expertise are critical to our competitive strategy. There is intense competition for the services of such persons. During the pandemic, we laid off or otherwise lost several non-key employees but were able to retain and attract the employees key to our business. However, we cannot guarantee that we will be able to attract and retain personnel in the future, particularly in a volatile labor market that disproportionately impacts us as a small service-oriented business. For example, our competitors, many of whom have greater financial resources and larger organizations than ours, offer higher salaries, better benefit packages and broader opportunities than we can offer. If we are unable to effectively compete for, or otherwise attract or retain, employees, our business and financial condition could be materially adversely affected.

Cybersecurity, Information Technology and Outsourced Services Related Risks

A cybersecurity attack or other disruption to our or our vendors’ information technology systems could result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of customer, customer-employee or company information, or could otherwise disrupt our operations, which could damage our relationships with customers or employees, expose us to litigation or regulatory proceedings, and harm our reputation, any of which could materially adversely affect our business, financial condition or results of operations.

We rely heavily on third party provided information technology to support our business activities. Our business involves the transmission and storage of confidential and personal information, including those of our customers, their employees, and our employees. We, and the vendors we use to support our business, including critical business functions such as data management, are at risk of cybersecurity breaches of the systems on which we rely, including circumvention or breach of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee error, malfeasance, social engineering, physical breaches or other actions. We anticipate that the threats of such incidents will continue to increase. Further, as these threats evolve, cybersecurity incidents could be more difficult to detect, defend against, and remediate.

For instance, we were recently notified that Fortra, LLC, the third-party vendor that provides the GoAnywhere managed file transfer as a service system (MFTaaS), experienced a data security incident that affected many of Fortra’s customers, including the Company. Our current understanding is that this activity was the result of the threat actor’s exploit of a zero-day vulnerability in Fortra’s systems. Based on the information we have obtained from Fortra and our own diligence, we understand that this activity only affected Fortra’s systems, and did not involve unauthorized access into the Company’s information systems.  We are currently investigating this incident with the assistance of outside experts. Thus far we have learned that this incident included the unauthorized access to and exfiltration of data in the Company’s GoAnywhere account and early indications are that the threat actor accessed certain of our customers’ employees’ and other third parties’ data from January 28 to January 31, 2023. Such data likely includes protected health information, as defined by the Health Insurance Portability and Accountability Act (“PHI”), and personal information (“PI”). Our current understanding is that the threat actor exfiltrated approximately 900 gigabytes of data. We are continuing our investigation to determine the contents of the exfiltrated data and the individuals to whom the PI/PHI, if any, belongs. We remain subject to risks and uncertainties as a result of this incident, including legal, reputational, and financial risks, the findings or continued uncertainties of our ongoing investigation, any potential regulatory inquiries and/or litigation to which we may become subject in connection with this incident, and additional costs that may be incurred by us in connection with this incident, including additional or unanticipated costs related to insurance coverage limitations or denials.

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

We could lose cyber liability insurance coverage and be subject to uninsured liabilities.

While we seek to maintain cyber liability insurance coverage and currently have such a policy in place, we cannot assure that we will be able to obtain cyber liability insurance coverage in the future. We have been informed that our current cyber insurance policy ending in May 2023 will not be renewed and are seeking coverage from a new carrier. However, we cannot assure that will be able to obtain such coverage or that any coverage we obtain will be adequate.

As discussed elsewhere in this annual report, we are currently investigating a data security incident and have made a claim under our current cyber liability insurance policy related to that incident. While we initially have coverage for this claim, we could be denied coverage in the future.  Further, such coverage may not adequately cover our liability and we cannot predict the likelihood or outcome of future legal, regulatory or governmental actions against us or the effect such matters may have on us or our future insurance availability or costs. Additionally, cyber liability insurance is subject to policy limitations and exclusions. If the limits of our cyber liability policies are exhausted, in whole or in part, it could deplete or reduce the limits available to pay other material claims applicable to that policy period. Further, our cyber liability insurance carrier could become insolvent and unable to fulfill its obligations to defend, pay or reimburse us when those obligations become due. In that case, or if payments of claims exceed our limits or are not otherwise covered by our insurance, it could have an adverse effect on our business, financial condition, or results of operations.

Our financial performance is tied to the quality of the information technology platforms we can acquire or license from third parties to provide our services, and the information technology evolves rapidly, and advancements can disrupt or alter our ability to remain competitive.

Effective and competitive delivery of our services is increasingly dependent upon the information technology resources and processes provided by third-party vendors.  In addition to better serving our customers, the effective use of technology increases efficiency and enables us to reduce costs.  Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide services to enhance customer convenience, as well as to create additional efficiencies in our operations.  We are largely dependent on licensing and integrating various information technology systems and software from third parties for delivery of our services, the loss, ineffective management or malfunction of which could jeopardize all or parts of our ability to deliver our services. For example, we recently had difficulties implementing new utilization review and medical case management software and had to transition to another vendor after the first vendor was unable to provide fully functioning software. Throughout these transitions, our automated processes had to be performed manually, which caused delays in providing services and invoicing our customers, reduced productivity and increased outsourcing costs. While the replacement software has restored our ability to provide services, certain functionalities are still being developed.  We cannot assure that the new software system will become fully functional or remain functional, nor whether adequate software will be available from any source in the future. We anticipate that we will continue to rely on third-party software for our services in the future and many of the risks associated with the use of third-party software cannot be eliminated.

As technology in our industry changes and evolves, keeping pace may become increasingly complex and expensive, or entirely unavailable.  Disruptive technologies could result in substantially increased costs or a reduction in the services for which we currently charge our customers. For example, artificial intelligence and/or automation could render certain of our services uncompetitive, unprofitable, or even obsolete, and require us to alter our business plans.  Further, there can be no assurance that we will be able to effectively implement new technology-driven products and services, which could reduce our ability to compete effectively, particularly because many of our competitors have greater resources to invest in technological improvements than we do. The ability to provide our services may also suffer from the impacts of industry consolidation, as larger companies privatize, acquire, develop, retire, or limit the licensing of, the software we currently rely on for providing our services. For example, the software we used for our utilization review and medical case management services was purchased by a larger competitor and the software was discontinued because the competitor already had its own software. This resulted in us having to acquire new utilization review and medical case management software, which, as discussed in the preceding paragraph, resulted in having to make multiple transitions to get functional software, delays in providing services and invoicing our customers, reduced productivity and additional costs.  We cannot assure that this replacement software or any other software on which we are reliant will be available or adequate in the future.  The cost of technologies we rely on may also change drastically, changing the profitability profiles of certain services and, in extreme cases, the viability of that line of business for us.  Because we rely heavily on various technologies and their ability to integrate together to provide our services, the occurrence of any of these events could have a material adverse impact on our business, results of operations and financial condition.

An interruption in our ability to access, review or deliver critical data may cause customers to terminate our services and/or may reduce our ability to effectively compete.

Certain aspects of our business are dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities.  Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other system failures could cause our customers to terminate our services and could have a material adverse effect on our business and results of operations. For example, during our fourth quarter 2022, we transitioned to new software for our utilization review and medical case management services, but the new software failed to perform as needed and we had to again transition to different software for those functions. Although, the current software has restored our ability to provide services, we continue to experience delays in invoicing several of our customers. We cannot assure that these customers or other customers that may be affected in the future will not dispute amounts invoiced or otherwise terminate our services due to these or potential future functionality problems.

In addition, we expect that a considerable amount of our future growth will depend on our ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare. There can be no assurance that our current data processing capabilities will be adequate, that we will be able to efficiently upgrade our systems to meet future needs, or that we will be able to develop, license or otherwise acquire software to competitively address market demands.

If we are unable to safeguard the security and privacy of confidential data, including personal information of our customers and their employees, our reputation and business could be harmed.

We are subject to data privacy related risks. Our services involve the collection and storage of confidential and personal information (including protected health information as defined by the Health Insurance Portability and Accountability Act) and the transmission of this information, most often electronically.  For example, we collect personal information of our employees and our customers’ employees. We cannot guarantee such information is invulnerable to security breaches and other unauthorized access by third parties.  In certain cases, such information is also provided to third parties, the transmission of which is also subject to security risks. Once such information is in the control of the third parties, we are most often no longer able to control the use of such information, or the security protections employed by such third parties. For example, and as discussed in more detail above, the third-party vendor that provides our managed file transfer as a service system experienced a data security incident that affected many of its customers, including the Company.  We are currently investigating the incident but have initially determined that the threat actor in this incident accessed certain of our customers’ employees’ and other third parties’ data and such data likely includes protected health information, as defined by the Health Insurance Portability and Accountability Act (“PHI”), and personal information (“PI”); although, we are still attempting to determine the contents of the exfiltrated data and the individuals to whom the PI/PHI, if any, belongs.

In addition, as new data privacy and security laws are implemented, we may be unable to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes to address new data security laws or customer requirements could be time consuming and expensive and the failure to timely implement required changes could result in our inability to sell our services or retain customers. For example, the California Consumer Privacy Act (“CCPA”) and amendments made to it through the California Privacy Rights Act (“CPRA”), can require certain businesses to give California consumers more control over their data and share certain notices regarding their privacy practices. We believe we are currently exempt from compliance with the CCPA and CPRA, but if we have misinterpreted the existing exemptions, or if amendments to or official guidance related to these laws changes the availability of these exemptions to us, we may incur significant costs, administrative burdens, and legal liabilities as a result.

The collection and transmission of confidential and personal information subjects us to numerous related security breach risks and regulatory compliance risks.  Our failure to comply with evolving regulatory requirements related to the collection and transmission of such information or the loss, unauthorized disclosure or access of such information could lead to significant reputational or competitive harm, result in litigation, governmental or regulatory proceedings, or cause us to incur substantial liabilities, fines, penalties, or expenses.

Licensure and Regulatory Risks

Failure to maintain our licenses and/or accreditation would have material impact on our business.

We require state issued licenses to operate our HCOs and approvals of our MPNs in the state of California. If the state of California were to determine that we have failed to comply with the licensure or approval requirements, it has the authority to deny, suspend or revoke our licenses or approvals. Further, our HCO licenses and MPN approvals must be recertified every three years and reapproved every four years, respectively. If our licenses or approvals were suspended, revoked, or not recertified or reapproved we would no longer be able to operate our HCO and/or MPN networks. In addition to the reduction in revenue we would experience from the loss of our HCO and/or MPN operations, the other services we offer would likely also be impacted negatively as many of the customers for our utilization review, medical bill review and medical case management services are derived from our HCO and MPN customers. Similarly, the state of California requires workers compensation organizations performing utilization review in California to be accredited by URAC and undergo a routine investigation every five years. We must be reaccredited by URAC every three years. If we were to lose our URAC accreditation or not receive reaccreditation, we would experience a reduction in utilization review revenue in California and other states. Other states in which we currently perform utilization review or utilization management each have different standards for authorizing utilization review organizations. If we were to fail to pass our routine investigations or meet those varied standards or experience administrative difficulty managing the maintenance of these various certifications and approvals, we could experience a reduction in utilization review revenue and/or fines or penalties.

Our costs of operation and/or demand for our services may be negatively impacted by changes in government regulations.

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

Industry Trend Related Risks

Challenges to the use of certain healthcare cost containment techniques may cause our revenue to decrease.

Within our industry there has been a movement among certain medical and healthcare providers and injured worker applicants’ attorneys to challenge the use of cost containment techniques. Some have even resorted to litigation to challenge the application of particular cost containment and medical control measures. This includes challenges to insurers’ claims adjudication, reimbursement decisions, and choice of medical provider and treatments. While these lawsuits have not yet involved us or any services we currently offer directly or indirectly, we may be subject to them in the future, and the impacts of other legal challenges may negatively impact our ability to provide certain cost containment services in the future, which could result in material adverse impacts on our revenues.

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

Within the past few years, as the labor market has become less labor intensive and more services oriented, there have been fewer work-related injuries. Employers are being more proactive in educating their employees to prevent work-related injuries and illnesses. While the types of injuries may shift, there are many employers who still need our services. In California, employers are responsible for work-related injuries even if they occur while performing work-related activities at home. Changes in the strength of the economy also affect the size and activity of the work force and consequently the level of workers’ compensation claims. These factors can cause cyclical and permanent material adverse impacts on our results of operations.

We have seen recent declines in workers’ compensation claims, for example, from the decrease in the severity and frequency of COVID-19 in our customers’ workforce.  During 2021 and the first quarter of 2022 we saw an increase in reporting COVID-19 related claims, which resulted in increases in our claim network fees. However, there was a decrease in the number of reported COVID-19 related claims in the second quarter of 2022 and through the end of fiscal 2022. As the severity of COVID-19 continues to wane, we expect revenue generated for COVID-19 related workers’ compensation claims to decrease.

Risks Related to Owning our Securities

The price and trading volume of our common stock may be volatile, which may negatively affect the value and liquidity of your shares.

The market price of our common stock may be volatile and subject to fluctuations. During the twelve-month period ended December 31, 2022, the low bid price for our common stock was $0.71 per share and the high bid price was $0.97 per share.  Our common stock is currently quoted on the OTCQB, which is generally a thinly traded market that lacks the liquidity of certain other public markets.  Additionally, there are a limited number of our shares of common stock outstanding, which may further limit the liquidity of our shares.  Moreover, in the past, stock markets have experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets resulting in changes in the market price of the stock of many companies, which may not have been directly related to the operating performance of those companies.  We cannot assure you that the market price for our common stock will not fluctuate or decline significantly in the future or that there will be sufficient trading volume in our common stock to allow you to sell your shares in the market when you desire to do so.

Our Chief Executive Officer, President and Chairman of the board of directors has the ability to exercise significant control over the Company.

Tom Kubota, our Chief Executive Officer, President and Chairman of the board of directors beneficially owns 8,088,000 shares, or approximately 63.2% of our outstanding common stock. Since 2008, Mr. Kubota has held a majority of our outstanding common stock and voting control of the Company. Mr. Kubota also holds 16,000 shares of our Series A convertible preferred stock, which represents 100% of the outstanding shares of Series A convertible preferred stock. In most matters, our Series A convertible preferred stock is treated on parity with our common stock on a share-for-share basis, with the exception that each share of Series A convertible preferred stock is entitled to 20,000 votes of common stock on all matters submitted to a vote of our common stockholders. The Series A convertible preferred stock is convertible to shares of our common stock on a one share for one share basis at the election of the holder thereof. This capital structure may be viewed positively, negatively or indifferently by the market, investors and potential acquisition targets. If it is viewed negatively, it could affect the liquidity and/or market price for our common stock, our ability to participate in merger and acquisition or capital raising transactions.

COVID-19 Related Risks

Our results of operations have been adversely affected and could in the future be materially adversely affected by the COVID-19 coronavirus pandemic, or other pandemics or incidents of disease.

The global spread of the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations and financial results continues to depend on numerous evolving factors that we may not be able to accurately predict or control, including: the duration, scope and severity of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic and actions taken in response on economic activity; the effect on our ability to provide services to our customers; the volume of workers’ compensation claims, including decreases in volume resulting from our customers’ reductions of employees or employees being exposed to fewer work-related injuries while remotely working; the demand for our specialty services and the ability of our customers to budget for them; the response of workers’ compensation insurers to the cumulative economic effects of the pandemic; and the scope and timeline of the economic response to the end of the pandemic’s most serious effects on the business activity of our customers.

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

Our revenue is largely dependent upon the number of injured employees we treat and help return to work. In response to measures implemented by the United States federal and California State governments to stem the spread of COVID-19, many of our customers reduced their workforces, which led to reductions of employees enrolled in our programs and workers’ compensation claims. The closure of offices and restrictions on non-essential medical procedures affected and, if repeated, could in the future affect our ability to provide our services to our customers.

In response to stay-at-home orders and other measures employed by the state of California, in mid-March 2020, we activated the remote work functionality of our business continuity plan for all essential employees and nearly all other employees. Since that time, nearly all critical business functions have been rendered remotely.

In the second quarter of 2022, we relocated to two small offices for our executive and management team to use periodically as a shared space. We continue to rely on off-premises technology, such as cloud-based services and the computers and internet access of individual employees and are as a result exposed to cybersecurity risks and risks related to the efficacy and reliability of such systems not in our control. As further discussed above at “Cybersecurity and Information Technology Related Risks” we have implemented security measures to mitigate some of these risks, but our continued reliance on these technologies exposes us to risks of systems failures, business interruptions, data loss and other events which could have a material adverse impact on our business and the business of our customers.

The availability, distribution and effectiveness of COVID-19 vaccinations are other factors that continue to affect our internal operations and the revenue-generating activities of our customers. Continued availability and effectiveness of vaccinations may contribute to economic improvement of our customers and prospective customers, and their hiring and use of our services, and conversely, ineffective vaccination results over time may reduce the economic prospects of our customers and decrease their use of our services.

Despite global efforts to adapt to and mitigate the spread of COVID-19, the local and global outbreak of COVID-19 continues to evolve. The future impacts of COVID-19 on our business, result of operations, financial condition and liquidity, and the local, national and global economy continues to be uncertain, though we have seen signs that many aspects of life are returning to pre-pandemic norms. Because of the continuous evolution and many variables at play, it is difficult for us to predict the degree of impact COVID-19 will continue to have on our business.

General Risk Factors

Even if we are successful in making strategic acquisitions, it could have a negative impact on our business.

From time to time, management evaluates potential opportunities to expand our business through strategic acquisitions. To date, we have been unsuccessful in our efforts to identify suitable acquisition candidates. Even if we are successful in identifying and making strategic acquisitions, there can be no assurance such acquisitions will positively impact our business and results of operations. Acquisitions are subject to numerous risks. Expenses arising from our acquisition efforts could have a negative impact on operating results, at least in the short term. If such transactions do occur, there can be no assurance that we will be able to effectively integrate the acquired businesses. In addition, any such transactions would be subject to various risks associated with the acquisition of businesses, including, but not limited to, the following:

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

Competition for qualified employees and increasing costs of employee benefits may result in increased labor cost and decreased profitability.

It can be difficult for us to hire and retain qualified and capable individuals to fill roles for our day-to-day operational staff and for more senior or specialized employees. Moreover, the cost associated with employee benefits can experience significant increases based on economic factors beyond our control. We compete in the employee market with many larger, more established companies, many of which have greater resources and offer more robust benefits. Our failure to hire and retain employees within our current pay structure and increases in employee benefits costs could result in increased operating expenses and decreased profitability. Since the economic instability caused by the pandemic, we have had some opportunity to take advantage of a labor market more favorable to employers by hiring highly qualified employees at rates within our budget and in locations with lower costs of living; however, recent macroeconomic inflationary trends may bring back challenges in hiring and retaining the necessary employees.

The effects of inflation may have a disproportionate impact on our business.

The majority of our assets and liabilities are monetary in nature, as opposed to businesses that have significant investments in fixed assets or inventories. Because of this, the effects of rising inflation may impact us more than many other businesses, including the value of holding on to our cash position over time and related ability to capitalize on potential acquisition opportunities. Rising inflation can also adversely impact the profit margins for our customers who have fixed contract pricing, the pricing our vendors charge us, and our salary and wage expenses in our efforts to retain and attract employees. Further, inflation may affect our customers similarly and their ability to maintain and grow employee head counts. Inflation may also affect the general level of interest rates, which, among other things, will likely increase borrowing costs and preclude further growth of our business and the business of our customers.

Acts of war, terrorist attacks, natural disasters (including those related to COVID-19), may harm our business, operating results, and financial condition.

Acts of war, terrorist attacks, natural disasters, or other similar events may disrupt our operations, as well as the operations of our customers. For example, in February 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of Russian military action in Ukraine, resulting sanctions and countermeasures and future market disruptions, are impossible to predict, but could be significant. Such acts have created and continue to create economic and political uncertainty and have contributed to recent global economic instability. Resulting disruptions to the U.S. economy in general and the businesses of our customers could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Our lease of office space located at 1201 Dove Street, Suite 300 in Newport Beach, CA 92660, ended on April 30, 2022. We entered into a 12-month office lease that commenced on April 1, 2022, which provides 320 square feet of office space that includes shared space for other business needs. The Company renewed the lease on December 10, 2022 for another 12-month term; the new lease expires March 31, 2024. This office space now serves as the principal executive offices of the Company, as well as the principal offices of the Company’s operating subsidiaries. The new office space will be for the executive team and shared office space for key employees to use as needed. We have decided to keep the majority of our workers remote, which gives us the flexibility to hire employees inside and outside of the state of California. We anticipate our new office space will be suitable and adequate for our needs for the duration of the lease. Our telephone number is 949-721-8272.

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

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the OTCQB under the ticker symbol “PFHO.” The following table presents the published quarterly high and low bid quotations for the periods indicated and was furnished to us by OTC Markets Group, Inc. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2022
Fourth Quarter	$0.84	$0.74
Third Quarter	$0.85	$0.71
Second Quarter	$0.90	$0.72
First Quarter	$0.97	$0.73

Fiscal year ended December 31, 2021
Fourth Quarter	$1.05	$0.84
Third Quarter	$1.09	$0.85
Second Quarter	$1.17	$1.05
First Quarter	$1.19	$0.96

Holders

As of March 31, 2023, we had 287 shareholders of record holding 12,800,000 shares of our common stock. The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in “nominee” or “street” name by banks, brokers, and other financial institutions.

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

We did not declare dividends on our outstanding common stock during the years ended December 31, 2022 or 2021, and we do not currently anticipate declaring cash dividends in the foreseeable future.

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

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the quarter ended December 31, 2022, which were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2022.

ITEM 6.         RESERVED

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2022 and 2021, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our audited consolidated financial statements and related notes included in Item 8 Financial Statements and Supplementary Data of this annual report.

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

Overview

We are workers’ compensation cost containment specialists. Our business objective is to deliver value to our customers that reduces their workers’ compensation related medical claims expense in a manner that will assure injured employees receive high quality healthcare that allows them to recover from injury and return to gainful employment without undue delay. Our customers include self-administered employers, insurers, third party administrators, municipalities, and others. Our principal customers are companies with operations located in the state of California where the cost of workers’ compensation insurance is a critical problem for employers, though we process medical bill reviews, utilization reviews and provide medical case management in several other states.

Our core services focus on reducing medical treatment costs by enabling our customers to share control over the medical treatment process of their injured employees. This control is obtained by participation in one of our medical provider networks. We realize revenues from enrollment of the employees of our customers into our various networks. We also provide claims-related services including utilization review, medical case management, medical bill review, lien representation, workers’ compensation carve-outs, expert witness testimony and Medicare set-aside services that bring efficiencies to claims processing and management that reduce the overall burden of workers’ compensation claims resolution.

Our business generally has a long sales cycle, typically eight months or more. Once we have established a customer relationship and enrolled employees of our customers, our revenue adjusts with the growth or retraction of our customers’ employee headcount and their number of workers’ compensation claims. Throughout the year, customers’ employee headcount and number of claims fluctuate due to seasonal or operational reasons. New customers are added while others terminate for a variety of reasons, such as changing workers’ compensation insurance carriers, third party administrators, or their contract term with us ends. Some of our customers are municipalities and local governmental entities which are required to go out for bid when their contract with us ends, which affects the ability for us to negotiation with and retain these types of customers.

As discussed in this annual report, COVID-19 has had and may continue to have an impact on our business. There was an increase in COVID-19 related claims during the fourth quarter of 2021 through the beginning of 2022 as businesses reopened to full capacity. As vaccines have become widely available and herd immunity increased, the number of COVID-19 related claims decreased through the end of 2022. While the economy recovers from the impacts of COVID-19, long term changes in workforce trends such as downsizing and remote work, along with the effects of recent economic downtrends, could continue to adversely affect the number of workers’ compensation claims and could materially affect our results of operations.

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

Impact of COVID-19 on our Business

In February 2022, California passed another COVID-19 Supplemental Paid Sick Leave law (“CSPSL”). It provided employees paid leave for COVID-19 related reasons such as caring for themselves, family members, or for vaccine related appointments or illnesses caused by COVID-19 or the vaccine from January 1, 2022 through September 30, 2022. The CSPSL allowed employees to retroactively request reimbursement for qualifying leave or to use it towards future requests through September 30, 2022. Employers whose employees utilized CSPSL are ineligible for federal tax credits to offset the costs of providing the CSPSL. On September 29, 2022, California passed a bill that extended the CSPSL leave through December 31, 2022 and provides a supplemental paid sick leave relief grant program for employers for reimbursement of CSPSL. As of the date this report is released, the CSPSL relief grant program is still in development and unavailable to apply for. When it becomes available, we intend to apply for the reimbursement of CSPSL.

We continued to offer COVID-19-specific paid leave benefits to our employees until the expiration of CSPSL on December 31, 2022, although we continue to have family, medical, and other types of leave available to employees under pre-existing Company policy. As of December 31, 2022, we have incurred negligible payroll, benefits, administrative, and liability costs related to CSPSL. As of the date of this report, California has not passed additional COVID-19 related sick leave laws.

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

In response to COVID-19 and transitioning to a remote workforce, we have taken measures to ensure data security, but there is no guarantee that these measures will be completely effective, that our productivity will not be adversely impacted, or that we will not encounter other risks associated with a remote workforce, such as increased loss of direct control of and reliance on third party information systems required for us to run our business. As discussed in greater detail in Item 1A Risk Factors of this annual report, our business has been and could continue to be materially and adversely affected by the potential interruptions to our business operations resulting from changes to our business model in response to COVID-19.

Summary of Fiscal 2022

During the year ended December 31, 2022, total revenues increased 6%. Revenue from HCO, MPN, medical bill review and utilization review revenue increased by 4%, 2%, 12% and 50%, respectively. Revenue from medical case management and other fees decreased 15% and 25%, respectively. During the first quarter of fiscal 2022, we saw an increase in revenue from HCO, MPN, medical bill review, and utilization review. Some of the increases were due to increases in COVID-19 related claims in the first quarter of 2022, but they declined throughout the remainder of fiscal 2022. We expect that as COVID-19 related claims and any backlogs of medical treatment for which we would perform medical bill review, utilization review, and medical case management will decrease, but will level out to pre-pandemic levels as the economy recovers.

During fiscal 2022, operating expenses increased by 4%, primarily as a result of increases in professional fees, outsource service fees, and general and administration expenses. The increases were partially offset by decreases in depreciation, bad debt provision, consulting fees, salaries and wages, insurance, and data maintenance expenses. As a result, our income from operations increased 29% to $666,124 in fiscal 2022 compared to $516,475 during fiscal 2021.

Our provision for income tax expense remained flat during fiscal 2022, from $201,055 in fiscal 2021 to $200,437 in fiscal 2022, as a result of the Paycheck Protection Program loan forgiveness income being tax-exempt.

Our net income decreased 50% from $995,020 in fiscal 2021 to $492,886 in fiscal 2022, primarily as a result of the Paycheck Protection Program loan forgiveness income we received in 2021, partially offset by a 6% increase in total revenues. Basic and fully diluted earnings per share during fiscal 2022 was $0.04 and $0.04, respectively, compared to $0.08 and $0.08, respectively, during fiscal 2021.

Revenue

We derive revenue primarily from fees charged for access to our HCO and MPN provider networks, claim network fees, HCO/MPN network administration, medical bill review, utilization review, medical case management services, Medicare set-asides, and network access.

HCO

HCO revenue is generated largely from fees charged to our employer customers for claim network fees to access to our HCO networks, employee enrollment into our HCO program, program administration, custom network fees, annual and new hire notifications, and fees for other ancillary services they may select.

MPN

Like HCO revenue, MPN revenue is generated largely from fees charged to our employer customers for claim network fees to access our MPN networks, custom network fees, and program administration. Unlike HCOs, MPNs do not require annual and new hire notifications, MPNs are only required to provide a notice to an injured employee at the time the employer is notified by the injured employee that an injury occurred.

Medical bill review

California and many other states have established fee schedules for the maximum allowable fees payable under workers’ compensation for a variety of procedures performed by medical providers. Many procedures, however, are not covered under the fee schedules, such as hospital bills, which still require review and negotiation. Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement. Such services include, but are not limited to, coding review and re-bundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements. Our medical bill review services can result in significant savings for our customers. Revenue for medical bill reviews is generated based on a set fee per medical bill reviewed. Hospital bills generate revenue on a percentage of savings off the original amount, usually with a cap on the max amount we can charge for a hospital bill.

Utilization review

Utilization review is the review of medical treatment requests by providers to provide a safeguard for employers and injured employees against unnecessary and inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, and timeliness of treatment. Its purpose is to reduce employer liability for medical costs that are not medically appropriate or approved by the relevant medical and legal authorities and the payor. We generate revenue when we receive a request for authorization of treatment from a claims adjuster. We bill by the number of treatment requests or by referral and the level of reviewer required to approve, modify, or deny the request.

The following table sets forth, for the years ended December 31, 2022 and 2021, the percentage each revenue item identified in our audited consolidated financial statements contributed to total revenue during the respective period.

	2022	2021
HCO	26%	27%
MPN	9%	10%
Medical bill review	7%	7%
Utilization review	29%	20%
Medical case management	26%	33%
Other	3%	3%

Expense

Consulting fees

Consulting fees include fees we pay to third parties for IT, marketing, and in-house legal advice for the various services we offer.

Salaries and wages

Salaries and wages reflect employment-related compensation we pay to our employee, payroll processing, payroll taxes and commission.

Professional fees

Professional fees include fees we pay to third parties to provide medical consulting, field medical case management, and board of director’s fees for board meetings, as well as legal and accounting fees.

Insurance

Insurance expense is comprised primarily of health insurance benefits offered to our employees, directors’ and officers’ liability insurance, cyber security, Workers’ Compensation coverage and business liability coverage.

Data maintenance fees

Data maintenance fees includes fees we pay to a third party to process HCO and MPN employee enrollment and host our HCO and MPN provider networks. HCO and MPN employee enrollment fees fluctuate throughout the year because of the varied timing of customer enrollment into the HCO or MPN program, the number of employees they have in their workforce, and the number of new hires throughout the year.

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

The following table sets forth, for the years ended December 31, 2022 and 2021, the percentage each expense item identified in our audited consolidated financial statements contributed to total expense during the respective period.

	2022	2021
Depreciation	1%	1%
Bad debt provision	-%	-%
Consulting fees	4%	5%
Salaries and wages	53%	56%
Professional fees	6%	6%
Insurance	6%	7%
Outsource service fees	12%	7%
Data maintenance	4%	4%
General and administrative	14%	14%

Results of Operations

Comparison of the fiscal years ended December 31, 2022 and 2021

The following represents selected components of our consolidated results of operations, for the years ended December 31, 2022 and 2021, respectively, together with changes from year-to-year:

	Year Ended December 31,
	2022	2021	Amount of Change	% of Change
Revenues:
HCO	$1,500,363	$1,449,345	$51,018	4%
MPN	534,447	524,148	10,299	2%
Medical bill review	412,015	368,721	43,294	12%
Utilization review	1,636,632	1,091,792	544,840	50%
Medical case management	1,513,659	1,771,718	(258,059)	(15%)
Other	147,841	197,386	(49,545)	(25%)
Total revenues	5,744,957	5,403,110	341,847	6%

Expenses:
Depreciation	33,998	48,887	(14,889)	(30%)
Bad debt provision	(626)	15,656	(16,282)	(104%)
Consulting fees	227,406	237,582	(10,176)	(4%)
Salaries and wages	2,689,842	2,740,806	(50,964)	(2%)
Professional fees	314,013	293,936	20,077	7%
Insurance	315,919	321,690	(5,771)	(2%)
Outsource service fees	610,277	364,951	245,326	67%
Data maintenance	182,437	204,725	(22,288)	(11%)
General and administrative	705,567	658,402	47,165	7%
Total expenses	5,078,833	4,886,635	192,198	4%

Income from operations	666,124	516,475	149,649	29%

Other income (expense):
Paycheck Protection Program loan forgiveness income	-	684,785	(684,785)	(100%)
Paycheck Protection Program loan interest expense	-	(5,185)	5,185	(100%)
Interest income	27,199	-	27,199	100%
Total other income (expense)	27,199	679,600	(652,401)	(96%)

Income before taxes	693,323	1,196,075	(502,752)	(42%)
Income tax provision	200,437	201,055	(618)	-%

Net income	$492,886	$995,020	$(502,134)	(50%)

Key trends affecting results of operations

As noted throughout this annual report, during the years ended December 31, 2022 and 2021, COVID-19 has impacted the businesses of our customers, our business, and our results of operations. Most of our clients, and their employees are located in California. Throughout 2020 and for periods of 2021, California had in place COVID-19 restrictions on businesses which resulted in many of our customers reducing their workforces and caused a decrease in the number of new workers’ compensation claims, as a result of fewer workers working. Allowable medical treatment for workers’ compensation claims were also limited to help ease the burden of COVID-19 on medical facilities. During the first nine months of 2022, as the economy reopened, employers began hiring, but given the recent economic downturn, some employers reduced their workforce in the fourth quarter of 2022. If the economy continues a downward trend and our customers reduce their workforce, revenues would be adversely affected.

Our revenues for medical case management were also impacted since the start of the pandemic in 2020 through 2022. Workers’ compensation claims that require medical case management are usually severe or litigated and may take anywhere from a few days up to years to come to resolution. As a result of COVID-19 related business and office closures, there were fewer workers’ compensation claims during those years, which would have potentially generated revenues in the following years. If the trend to smaller labor pools continues, medical case management reviews could continue to remain lower in the future.

During the fourth quarter of 2022, we experienced difficulties when transitioning to a new software vendor for our utilization review and medical case management services. The initial new software platform was not fully functional, which resulted in us terminating that agreement and contracting with another software vendor.  Throughout these software transitions, our automated processes had to be performed manually, which caused delays in providing services and invoicing our customers, reduced productivity and resulted in additional outsourcing costs. Our revenues were adversely impacted in the fourth quarter of 2022 as a result of the interruptions and costs associated with these software transition difficulties.  While the new software is now near fully functional, certain functionalities are still being developed and we continue to experience delays in invoicing several of our customers, which has resulted in an increase in our outstanding accounts receivable.  We anticipate the software to become fully functional, but expect some degree of continued delays in invoicing customers.

We were recently notified that Fortra, LLC, the third-party vendor that provides the GoAnywhere managed file transfer as a service system (MFTaaS), experienced a data security incident that affected many of Fortra’s customers, including the Company.  The Company uses GoAnywhere as a means by which our customers electronically share certain data regarding their employees and other third parties with the Company. Based on the information we have obtained from Fortra and our own diligence, we understand that this activity only affected Fortra’s systems, and did not involve unauthorized access into the Company’s information systems. Our current understanding is that this activity was the result of the threat actor’s exploit of a zero-day vulnerability in Fortra’s systems. Through this exploit, the threat actor created unauthorized user accounts for certain customer MFTaaS, including that of the Company.

Upon receiving notification of this incident, we began an investigation with the assistance of outside experts. Through our investigation, we have learned that this incident included the unauthorized access to and exfiltration of data in the Company’s GoAnywhere account. While the investigation is ongoing, early indications are that the threat actor accessed certain of our customers’ employees’ and other third parties’ data from January 28 to January 31, 2023. Such data likely includes protected health information, as defined by the Health Insurance Portability and Accountability Act (“PHI”), and personal information (“PI”). Our current understanding is that the threat actor exfiltrated approximately 900 gigabytes of data. We are continuing our investigation to determine the contents of the exfiltrated data and the individuals to whom the PI/PHI, if any, belongs.

As of the date of this annual report, this incident has not caused a material interruption of our business operations.  To the extent we discover further details of this incident and data accessed, we will provide the appropriate notifications to any individuals affected by the incident, as well as to government and regulatory agencies as required by federal and state law. Because of the preliminary nature of our investigation into this incident and current unknowns, an estimate of the impacts on our business, results of operations and other potential liabilities, cannot be made.

Revenue

HCO

During the year ended December 31, 2022, HCO revenue increased by 4%. The increase in HCO revenue was attributable to increases in the number of new claims and employees enrolled in our HCO program with existing customers, but was partially offset by decreases in the number of new claims and monthly program administration fees from the loss of two customers in the fourth quarter of 2021. In the first quarter of 2022, we had an increase in the number of COVID-19 related claims; however, if the use of vaccines and herd immunity continues to increase, or if state and federal legislation declassifies COVID-19 as a workers’ compensation claim, we expect the number of COVID-19 related claims to decrease.

MPN

There was a 2% increase in MPN revenue for fiscal 2022 compared to fiscal 2021, primarily from increases in the number of new claims and increases in our customers’ employee headcount by existing customers, which led to in an increase in the number of MPN claim network fees and monthly program administration fees. In the first quarter of 2022, we had an increase in the number of COVID-19 related claims; however, if the use of vaccines and herd immunity continues to increase, or if state and federal legislation declassifies COVID-19 as a workers’ compensation claim, we expect the number of COVID-19 related claims to decrease.

Medical bill review

There was a 12% increase in medical bill review revenue during fiscal 2022 compared fiscal 2021. The increase was due to an increase in hospital and non-hospital bills reviewed and the addition of a new customer in the fourth quarter of 2022, but was partially offset by the loss of two customers in 2021.

Utilization review

During the year ended December 31, 2022, utilization review revenue increased 50%. The increase in utilization review revenue was due to the addition of a new customer in each of the fourth quarter of 2021 and the fourth quarter of 2022, but was partially offset by the loss of a customer in the fourth quarter of 2021, and delays in providing such services and invoicing stemming the software transition problems in the fourth quarter of 2022. We expect that the growth in utilization review due to the addition of the new customer will continue in the future but may decrease to the degree that utilization reviews were due to the pause on medical treatment during the COVID-19 shutdown. Additionally, as we resolve the disruptions stemming from difficulties and inefficiencies in transitioning to new operational software, we anticipate we will be able to increase our productivity in conducting and invoicing for utilization review services.

Medical case management

During the twelve-month period ended December 31, 2022, revenue from medical case management decreased 15% primarily due to disruptions stemming from difficulties and inefficiencies in transitioning to new operational software, the loss of a customer in the fourth quarter of 2022, a decrease in the number of new claims, and fewer claims from the prior years which may have carried over into 2021 and 2022. In 2021 and 2022, the decrease in the number of new claims was largely due to the reduction in our customers’ workforce and other effects of COVID-19 business restrictions that reduced the number of new workplace injuries. With fewer employees in the workforce, it led to a decrease in the number of new workplace injuries. Claims that occur in one year may continue to be open for several months to years due to the severity of the injury and litigation, and the resulting medical case management revenues can carry over to subsequent fiscal periods. Conversely, a reduction in claims revenues in one period can result in a reduction of related revenues in the following period. As such, the reduction in the number of claims in 2021, resulted in a decrease in medical case management revenue in 2022. Further, the ability for us to provide medical case management services was interrupted by the software transition problems we experienced in the fourth quarter of 2022, which adversely affected our medical case management revenues during the fourth quarter of fiscal 2022. However, we anticipate an increase of productivity in conducting and invoicing for medical case management services, as we continue to resolve problems stemming from the software transition.

Other

Other fees consist of revenue from network access fees derived from out of network referrals to our network of providers, claims fees, expert witness testimony, lien representation, legal support services, Medicare set-aside, and workers’ compensation carve-out services.  Other fee revenue for the year ended December 31, 2022, decreased 25% when compared to the same period a year earlier. The decrease was the result of a loss of a customer which reduced our claims fees for accessing our network, as well as decreases in the number of referrals for Medicare set-aside. The claims fees generated by accessing our network are no longer offered in the current marketplace and we discontinued this service in 2021, and as a result we expect other revenues to continue to be adversely impacted.

Expense

Depreciation

Depreciation expense decreased 30% during fiscal 2022 due to our disposing of fully depreciated fixed assets when we moved office locations.

Professional fees

Professional fees increased 7% during fiscal 2022. The increase in professional fees was primarily the result of fees incurred for board of director’s fees and field medical case management services, as well as increases for accounting, legal, and medical consultants.

Outsource service fees

Outsource service fees increased 67% during the twelve-month period ended December 31, 2022. The increase was primarily the result of increases in the number of utilization review referrals and medical bill reviews, as the provision of those services requires outsourcing. The increases in the volume of utilization review and medical bill reviews were partially due to injured employees seeking delayed medical treatment for injuries that occurred during the pandemic when medical treatment was restricted, the addition of new customers, as well new workplace injuries. The increased volume in these services required us to increase our usage of these outsourced services. The increase of outsourced service fees was partially offset by decreases stemming from decreased medical case management administrative services and referrals sent out for Medicare set-aside arrangements, the provision of which also involves outsourcing. We anticipate our outsource service fees will continue to move in correspondence with the level of medical bill review, utilization review, certain medical case management services and Medicare set-aside services we provide in the future.

Salaries and wages

Salaries and wages decreased 2% during the fiscal 2022 compared to fiscal 2021. The decrease was due to the loss of a management level employee in the third quarter of 2022, which was partially offset by increases in wages and salaries for existing employees. Given the current increased wage inflation trends, we expect salaries and wages will increase in future periods from our efforts to attract and retain employees.

Data maintenance

During the year ended December 31, 2022 data maintenance fees decreased 11% compared to fiscal 2021. The data maintenance fees decrease was due to decreases in our customers’ employee counts for enrollment into our HCO, which resulted in decreases to correlated data maintenance fees. The decrease was offset by increases in our customers’ employee counts for their monthly program administration fees.

General and administrative

During fiscal 2022, general and administrative expenses increased by 7% compared to fiscal 2021. This increase was the result of increases in advertising and marketing, dues and subscriptions, education, equipment/repairs, IT enhancement, miscellaneous expenses, parking, and travel and entertainment. The increases were partially offset by decreases in charity – cash contribution, auto expenses, bank charges, licenses and permits, office supplies, postage, printing and reproduction, rent expense for equipment, shareholders’ expense, office rent, telephone and vacation expense. These changes in general and administrative expenses were largely attributable to changes in how we conducted our business in response to COVID-19. While we anticipate certain general and administrative expenses will remain lower in the long-term, such as office rent, internet and phone, as a result of changes to our business operations in response to COVID-19, we expect other general and administrative expenses, such as IT enhancements, hardware and other technology-related expenses will remain at higher than historic levels in future periods.

Income from Operations

The 6% increase in revenue during fiscal 2022 was partially offset by a 4% increase in total expenses during the same period, resulting in a 29% increase in income from operations during the fiscal year ended December 31, 2022.

Other Income (Expense)

In February 2021, the principal and interest on the Paycheck Protection Program (“PPP”) loans in the aggregate amount of $460,700 (the “first draw PPP loans”) issued to PHCO, MMC and MMM in April and May 2020 were forgiven in full. In December 2021, the principal and interest on the section 311 of the Economic Aid Act Paycheck Protection Program Second Draw Loans in the amount of $218,900 (the “second draw PPP loan”) issued to MMM in April 2021, were also forgiven in full. As a result, we realized income from Paycheck Protection Program loan forgiveness of $684,785 and loan interest expense from the Paycheck Protection Program loans of $5,185 during the year ended December 31, 2021, resulting in total other income during 2021 of $679,600.

On December 8, 2022, the Company purchased $8,721,310 of U.S. Treasury bills and at December 31, 2022, we had interest income of $27,199 compared to $0 during fiscal year 2021. We do not expect there to be further similar forgivable loans in future periods and as a result, we expect other income (expense) to continue to be significantly less in future periods than during the year ended December 31, 2021.

Income Tax Provision

Our income tax provision for the year ended December 31, 2022, remained flat compared to the same period in 2021. In 2021, the Paycheck Protection Program income of $679,600 was allowed to be excluded from state and federal income tax.

Net Income

Our total revenues increased 6% during 2022, which was partially offset by a 4% increase in expenses. Total other income and expenses decreased 96%, as a result of the recognition in 2021 of PPP loan forgiveness income. The decrease in other income resulted in a 50% decrease in net income during the year ended December 31, 2022, compared to the year ended December 31, 2021. We do not expect this to recur in future periods and expect net income to increase or decrease in future periods largely in correlation with our income from operations.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. We consistently monitor our liquidity and financial position and take actions management believes are in the best interest of our Company and our shareholders to ensure the long-term financial viability of our Company. Historically, we have realized positive cash flows from operating activities, which, coupled with positive reserves of cash on hand, have been used to fund our operating expenses and obligations. In prior years, the company has not engaged in financing activities, but on December 8, 2022, we purchased $8,721,310 in U.S. Treasury bills with a maturity date of June 8, 2023, to obtain a better rate on our cash reserves. As of December 31, 2022, we had $2,036,432 in cash available, which we believe is enough to support normal operating expenses and meet our obligations until the bills mature. However, we cannot assure that we will not encounter circumstances prior to the bills maturing that require additional cash or related financing, such as acquisition opportunities.

During fiscal 2021, we experienced declining revenues as a result of the impacts of the COVID-19 pandemic on our business, the businesses of our customers and the overall economy. In April and May 2020, PHCO, MMM and MMC received first draw PPP loans in the aggregate amount of $460,700. In the spirit of the PPP loan program policy of protecting the continued economic stability of employees, we put virtually all of the PPP loan amounts toward payroll and employee benefit expenses. In February 2021, PHCO, MMC, and MMM received full forgiveness of their first draw PPP loans including accrued interest. In April 2021, MMM received the second draw PPP loan in the amount of $218,900. The second draw PPP loan was also used to pay for qualifying expenses, such as payroll, group health benefits, rent and utilities. In December 2021, MMM received full forgiveness of the second draw PPP loan including accrued interest.

In addition to availing the Company of the benefits of these government sponsored programs, we have focused on reducing other operating expenses while maintaining our ability to provide the high-quality services to which our customers are accustomed. In April 2022, our office lease in Newport Beach, California expired and we entered into a 12-month lease on April 1, 2022 in Irvine, California. In December 2022, we renewed our office lease for an additional 12-month period which will expire March 31, 2024. As a result of relocating to a smaller office and continuing to have our employees work remotely, we have decreased the operating costs for office expenses, but have utilized some of those savings to enhance our IT security as well as other IT enhancements.

We realized a net gain of $492,886 as a result of an increase in revenues. As of December 31, 2022, we had $2,036,432 cash on hand compared to $10,085,372 at December 31, 2021.  The $8,048,940 decrease in cash on hand was the result of net cash used in investing activities, partially offset by net cash provided by operating activities. In December 2022, we purchased $8,721,310 of U.S. Treasury bills, which mature on June 8, 2023. Management currently believes that absent (i) any unanticipated further COVID-19 impact, (ii) a longer-term downturn in the general economy as a result of inflation and the sanctions, countermeasures and other actions in response to the Russia-Ukraine conflict, or (iii) the loss of several major customers within a condensed period, cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses for at least the next twelve months.

We currently have planned certain capital expenditures to replace our laptops due to their age and as part of our ongoing continuity plan. We anticipate investing activities will continue throughout 2022 as we replace aging software, computer equipment, and further enhance our IT security. We anticipate these costs to be significant, but believe we have adequate capital on hand to cover these expenses. We do not anticipate these expenditures will require us to seek outside sources of funding.

We had a decrease in cash on hand in fiscal 2022 from our investment in U.S. Treasury bills that will mature on June 8, 2023. We intend to continue to pursue potential acquisition transactions that, if additional cash on hand were needed for such transaction, we would either need to condition closing upon maturity of the bills or seek alternate financing, or a combination of those approaches. We may also seek growth through organic development of new lines of business or expansion of existing offerings. Depending upon the nature of the opportunities we identify, such acquisitions or expansion could require greater capital resources than we currently possess. Should we need additional capital resources, we could seek to obtain such through debt and/or equity financing. We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining equity or debt financing when needed on favorable terms, or at all. We could also use shares of our capital stock as consideration for a business acquisition transaction, but there is also no assurance that there would be significant interest in our capital stock by a potential seller or the market.

As a result of the unique nature of the COVID-19 pandemic and its impacts on our operations, the operations of our customers and the broader economy, coupled with uncertainty surrounding the potential impacts rising inflation and the Russia-Ukraine conflict could have, we cannot provide any assurance that the assumptions management has used to estimate our liquidity requirements will remain accurate in either the short-term or the longer-term. The ultimate duration and impact of these events on our business, results of operations, financial condition and cash flows is dependent on future developments, which are uncertain, largely beyond our control and cannot be predicted with any degree of certainty at this time. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and potentially by rising inflation and the Russia-Ukraine conflict, and their negative effects on economic conditions.

Cash Flow

During the year ended December 31, 2022, cash was primarily used to fund operations. We had a net decrease in cash of $8,048,940 and net increase of cash of $586,915 during the years ended December 31, 2022 and 2021, respectively. See below for additional, discussion and analysis of cash flow.

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$711,237	$386,391
Net cash used in investing activities	(8,760,177)	(18,376)
Net cash provided by financing activities	-	218,900
Net (decrease) increase in cash	$(8,048,940)	$586,915

Net cash provided by operating activities was $711,237 and $386,391 in fiscal 2022 and fiscal 2021, respectively. The increase of $324,846 in net cash provided by operating activities was the result of realizing an increase in net income coupled with increases in accounts receivable, prepaid expenses, deferred taxes, accounts payable, accrued expenses, and income tax payable. The increases were partially offset with decreases in income tax receivable, deferred rent assets, bad debt provision and other assets.

Net cash used in investing activities was $8,760,177 and $18,376 in fiscal 2022 and fiscal 2021, respectively.  Net cash used in investing activities increased by $8,741,801 in 2022 because of an increase in purchases of computers and equipment and the purchase of U.S. Treasury bills with a maturity date of June 8, 2023.

In fiscal 2022, net cash used in financing activities was $0, compared to net cash provided by financing activities of $218,900 in fiscal 2021, stemming from a second draw PPP loan issued to MMM in the amount.

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we had no off-balance sheet financing arrangements.

Inflation

We experience pricing pressures in the form of competitive pricing. Insurance carriers and third-party administrators often try to take our customers by offering bundled claims administration services with their own managed care services at a lower rate. We are also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits and facility leases. We believe that these impacts can be material to our revenues or net income. Some of our customers are public entities which contract with us at a fixed price for the term of the contract. Increases in labor and employee benefits can reduce our profit margin over the term of these contracts. See also “the effects of inflation may have a disproportionate impact on our business” of Item 1A Risk Factor of this annual report.

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

We must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our past experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. At December 31, 2022, two customers accounted for 10% or more of accounts receivable compared to three customers at December 31, 2021.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 6117)

To the Board of Directors and Stockholders

Pacific Health Care Organization, Inc.

Irvine, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Health Care Organization, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 31, 2023

Pacific Health Care Organization, Inc.

Consolidated Balance Sheet

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$2,036,432	$10,085,372
Investments	8,748,435	-
Accounts receivable, net of allowance of $7,807 and $23,083	934,990	927,990
Deferred rent assets	-	10,055
Income tax receivable	-	19,779
Receivable – other	3,000	3,000
Prepaid expenses	175,355	96,977
Total current assets	11,898,212	11,143,173

Property and Equipment, net
Computer equipment	256,500	526,249
Furniture and fixtures	20,328	226,323
Office equipment	-	9,556
Total property and equipment	276,828	762,128
Less: accumulated depreciation and amortization	(179,423)	(669,592)
Net property and equipment	97,405	92,536
Operating lease right-of-use assets, net	50,137	70,368
Other assets	6,602	26,788
Total Assets	$12,052,356	$11,332,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$263,022	$44,899
Accrued expenses	332,551	315,495
Income tax payable	3,132	-
Dividend payable	37,000	37,000
Operating lease liabilities, current portion	39,620	70,368
Unearned revenue	33,544	33,544
Total current liabilities	708,869	501,306

Long Term Liabilities
Operating lease liabilities, long term portion	10,517	-
Deferred tax liabilities	15,679	7,154
Total Liabilities	735,065	508,460

Commitments and Contingencies	-	-

Stockholders’ Equity
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding	16	16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	10,888,418	10,395,532
Total stockholders’ equity	11,317,291	10,824,405
Total Liabilities and Stockholders’ Equity	$12,052,356	$11,332,865

The accompanying notes are an integral part of these audited consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021
Revenues
HCO	$1,500,363	$1,449,345
MPN	534,447	524,148
Medical bill review	412,015	368,721
Utilization review	1,636,632	1,091,792
Medical case management	1,513,659	1,771,718
Other	147,841	197,386
Total revenues	5,744,957	5,403,110

Expenses
Depreciation	33,998	48,887
Bad debt provision	(626)	15,656
Consulting fees	227,406	237,582
Salaries and wages	2,689,842	2,740,806
Professional fees	314,013	293,936
Insurance	315,919	321,690
Outsource service fees	610,277	364,951
Data maintenance	182,437	204,725
General and administrative	705,567	658,402
Total expenses	5,078,833	4,886,635

Income from operations	666,124	516,475

Other income (expense)
Paycheck Protection Program loan forgiveness income	-	684,785
Interest income	27,199	-
Paycheck Protection Program loan interest expense	-	(5,185)
Total other income (expense)	27,199	679,600

Income before taxes	693,323	1,196,075
Income tax provision	200,437	201,055

Net income	$492,886	$995,020

Basic earnings per share:
Earnings per share amount	$0.04	$0.08
Basic common shares outstanding	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.04	$0.08
Fully diluted common shares outstanding	12,816,000	12,816,000

The accompanying notes are an integral part of these audited consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock		Common Stock		Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2020	16,000	$16	12,800,000	$12,800	$416,057	$9,400,512	$9,829,385

Net income for the year ended December 31, 2021	-	-	-	-	-	995,020	995,020

Balance December 31, 2021	16,000	$16	12,800,000	$12,800	$416,057	$10,395,532	$10,824,405

Net income for the year ended December 31, 2022	-	-	-	-	-	492,886	492,886

Balance December 31, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,888,418	$11,317,291

The accompanying notes are an integral part of these audited consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$492,886	$995,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,998	48,887
Bad debt provision	(626)	15,656
Paycheck Protection Program loan forgiveness	-	(679,600)
Noncash interest on investments	(27,125)	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,374)	119,444
(Increase) decrease in taxes receivable	19,779	(19,779)
(Increase) decrease in deferred rent asset‐s	10,055	(10,055)
Decrease in receivable - other	-	1,000
Decrease in other assets	20,186	-
Increase in prepaid expenses	(78,378)	(14,478)
Increase (decrease) in deferred tax liabilities	8,525	(12,259)
(Decrease) increase in accounts payable	218,123	(35,235)
Increase in accrued expenses	17,056	40,343
Increase (decrease) in income tax payable	3,132	(61,828)
Decrease in deferred rent expense	-	(2,725)
Increase in unearned revenue	-	2,000
Net cash provided by operating activities	711,237	386,391

Cash Flows from Investing Activities
Purchase of investments	(8,721,310)	-
Purchase of furniture and equipment	(38,867)	(18,376)
Net cash used in investing activities	(8,760,177)	(18,376)

Cash Flows from Financing Activities
Proceeds from Paycheck Protection Program loans	-	218,900
Net cash provided by financing activities	-	218,900
Net increase (decrease) in cash	(8,048,940)	586,915

Cash at beginning of period	10,085,372	9,498,457
Cash at end of period	$2,036,432	$10,085,372
Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$170,000	$294,000

Non-cash investing and financing activities
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$52,563	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

NOTE 1 – CORPORATE HISTORY

Pacific Health Care Organization, Inc. (the “Company” or “PHCO”) is a specialty workers’ compensation cost containment company providing a range of services principally to California employers and claims administrators. The Company was incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc. The Company changed its name to Pacific Health Care Organization, Inc., in January 2001. In February 2001, the Company acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized in March 1994, in a share for share exchange. Medex is a wholly owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Medical Provider Networks (“MPNs”) in the state of California. Medex also offers Workers’ Compensation carve-out services and Medicare set-asides, and expert witness testimony. In February 2012, we incorporated Medex Medical Management, Inc., (“MMM”) in the state of Nevada, as a wholly owned subsidiary of the Company. MMM is responsible for overseeing and managing medical case management services. In March 2011, we incorporated Medex Managed Care, Inc. (“MMC”) in the state of Nevada, as a wholly owned subsidiary of the Company. MMC oversees and manages the Company’s utilization review, medical bill review services, and lien representation services.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A.    Basis of Accounting

The Company used the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the periods ended December 31, 2022 and 2021.

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

The Company derives its revenue from the sale of services offered through its HCOs, MPNs, medical bill review, utilization review, medical case management services, lien defense, carve-outs, Medicare set-aside. These services are billed individually as separate components to our customers. These fees include monthly and/or annual HCO and/or MPN administration fees, claim and network access fees, medical bill review fees, legal support fees, Medicare set-aside fees, lien service fees, workers’ compensation carve-outs, utilization review fees, medical case management flat rate fees or hourly fees depending on the agreement with the customer.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

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

C.    Cash Equivalents

The Company considers all short term, highly liquid investments that are readily convertible, within three months of origination, to known amounts as cash equivalents. As of December 31, 2022 and 2021, the Company had no cash equivalents.

D.    Investments

Investments consist of short term investments in U.S. Treasury bills having maturities exceeding three months and less than one year at the time of purchase. On December 8, 2022, the Company purchased $8,721,310 in U.S. Treasury bills with a six month maturity date of June 8, 2023. As of December 31, 2022, we had interest accretion of $27,125 on those investments.

E.    Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions. At times, such cash and investments may be in excess of the FDIC insurance limit. In December 2022, the Company purchased $8,721,310 of U.S. Treasury bills, which will mature on June 8, 2023. As of December 31, 2022 the Company held $2,036,432 in cash, which we believe is enough to cover operating expenses until the bills mature and limits our exposure of holding such cash in excess of the FDIC insurance limit.

F.    Earnings Per Share of Common Stock

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of these audited consolidated financial statements. The fully diluted earnings per share includes 16,000 shares of Series A convertible preferred stock, as disclosed in Section L of Note 2.

	For the Years Ended December 31,
	2022	2021
Basic Earnings per share:
Income (numerator)	$492,886	$995,020
Shares (denominator)	12,800,000	12,800,000
Per share amount	$0.04	$0.08
Fully Diluted Earnings per share:
Income (numerator)	$492,886	$995,020
Shares (denominator)	12,816,000	12,816,000
Per share amount	$0.04	$0.08

G.    Depreciation

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets or the estimated lives of the assets. Depreciation is computed on the straight-line method which is five years for computer equipment, office equipment, and furniture and fixtures. In 2022, the Company disposed of fully depreciated assets such as furniture and equipment, computer equipment and software.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

H.    Use of Estimates

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

I.    Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

J.    Fair Value of Financial Instruments

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

K.    General and Administrative Expenses

General and administrative expenses include fees for advertising, charity, rent expense for office, shareholders’ expense, auto expenses, bank charges, dues and subscriptions, education, equipment/repairs, IT enhancement and internet expenses, licenses and permits, office supplies, parking, postage and delivery, printing and reproduction, rent expense for equipment, telephone, office rent-expense, shareholders’ expense, travel expenses and entertainment costs, and compensated absences.

L.    Income Taxes

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

M.    Capital Structure

On January 6, 2020, the Company effected a four-shares-for-one-share (4:1) forward stock split (“Forward Split”) of its common stock and its Series A convertible preferred stock. Unless otherwise noted, impacted amounts, share and per share information included in the financial statements and notes thereto have been retroactively adjusted for the Forward Split as if such Forward Split occurred on the first day of the first period presented.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

The Company has two classes of stock. The Articles of Incorporation of the Company, as amended, authorize 5,000,000 shares of $0.001 par value preferred stock, which may be issued in one or more series, with designation, rights and privileges of such preferred stock to be set by the board of directors of the Company from time to time. On November 21, 2016, the board of directors of the Company approved a Certificate of Designation of Rights, Privileges and Preferences of Series A convertible preferred stock and authorized the Company’s officers to file such with the Utah Division of Corporations and Commercial Code to create the Series A convertible preferred stock. The Series A convertible preferred stock has a par value of $0.001 and consists of 40,000 shares. The holders of Series A convertible preferred stock are entitled to vote with the common stockholders on all matters brought for approval of the common stockholders. In connection with any such matter, each outstanding share of Series A convertible preferred stock is entitled to 20,000 votes of common stock of the Company. In the event of a liquidation, dissolution or winding up of the Company, the Series A convertible preferred stock shall rank in parity with the Company’s common stock. Holders of Series A convertible preferred stock are entitled to receive dividends, when, as and if declared by the board of directors. The Series A convertible preferred stock shall rank in parity with the Company’s common stock as to any dividends. As of December 31, 2022 and 2021, 16,000 shares of the Series A convertible preferred stock were outstanding.

The Company also has voting common stock of 800,000,000 shares authorized at December 31, 2022 and 2021, and 12,800,000 shares issued and outstanding. The Company purchased no shares of treasury stock at cost during fiscal 2022 or 2021. As of December 31, 2022 and 2021, the Company had dividends payable of $37,000 and $37,000, respectively, from a dividend declared in September 2015. As of December 31, 2022 and 2021, no shareholder entitled to claim the unpaid September 2015 dividend made a claim to such dividend, accordingly the Company paid $0 and $0, respectively during in connection with the September 2015 dividend during the years ended December 31, 2022 and 2021.

N.    Share Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee and non-employee compensation in accordance with statement of ASC Topic 718, “Compensation – Stock Compensation” which requires that equity-based payments (to the extent they are compensatory) be recognized in these audited consolidated statements of operations as compensation expense over the requisite service (vesting) period, based on the award’s fair value at grant date.

O.    Trade Receivables

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

Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy. At fiscal year-end 2022 and 2021, the Company had a bad debt reserve of $7,807 and $23,083, respectively, as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2022 and 2021, are as follows:

	12/31/22	12/31/21
Customer A	24%	24%
Customer B	18%	11%

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

P.    Major Customers

The Company provides services to insurers, third party administrators, self-administered employers, municipalities, and other industries. The Company can provide a full range of services to virtually any size employer in the state of California. The Company is also able to provide medical bill review, utilization review, and medical case management services both inside and outside the state of California.

During 2022, three major customers accounted for more than 44% of our sales, approximately 24%, 10%, and 10% respectively, of our total sales. By comparison, during 2021 our three largest customers accounted for 43% of sales, approximately 24%, 11%, and 8%, respectively.

Q.    Leases

The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. At December 31, 2022, the Company recognized the operating lease right-of-use assets of $50,137, lease liabilities for operating leases of $50,137, and a zero cumulative-effect adjustment to accumulated deficit. On April 1, 2022, we moved office locations from 1201 Dove Street, Suite 300 in Newport Beach, California to 19800 MacArthur Boulevard, Suite 300, in Irvine, California. This lease expires as of March 31, 2023, but was renewed on December 10, 2022 for an additional 12-month lease, with a new expiration of March 31, 2024. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”). Lease expense is recognized on a straight-line basis over the lease term. If a Company lease does not provide an implicit rate, the Company develops an estimated incremental borrowing rate at the commencement date based on the estimated rate at which it would borrow, in the current economic environment, an amount equal to the lease payments over a similar term on a collateralized basis which is used to determine the present value of lease payments. The Company had no finance leases at December 31, 2022 and 2021.

R.    Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and except as follows, there are no other material subsequent events to report.

We were recently notified that Fortra, LLC, the third-party vendor that provides the GoAnywhere managed file transfer as a service system (MFTaaS), experienced a data security incident that affected many of Fortra’s customers, including the Company.  The Company uses GoAnywhere as a means by which our customers electronically share certain data regarding their employees and other third parties with the Company. Based on the information we have obtained from Fortra and our own diligence, we understand that this activity only affected Fortra’s systems, and did not involve unauthorized access into the Company’s information systems. Our current understanding is that this activity was the result of the threat actor’s exploit of a zero-day vulnerability in Fortra’s systems. Through this exploit, the threat actor created unauthorized user accounts for certain customer MFTaaS, including that of the Company.

Upon receiving notification of this incident, we began an investigation with the assistance of outside experts. Through that investigation, we have learned that this incident included the unauthorized access to and exfiltration of data in the Company’s GoAnywhere account. While the investigation is ongoing, early indications are that the threat actor accessed certain of our customers’ employees’ and other third parties’ data from January 28 to January 31, 2023. Such data likely includes protected health information, as defined by the Health Insurance Portability and Accountability Act (“PHI”), and personal information (“PI”). Our current understanding is that the threat actor exfiltrated approximately 900 gigabytes of data. We are continuing our investigation to determine the contents of the exfiltrated data and the individuals to whom the PI/PHI, if any, belongs.

As of the date of this annual report, this incident has not caused a material interruption of our business operations.  To the extent we discover further details of this incident and data accessed, we will provide the appropriate notifications to any individuals affected by the incident, as well as to government and regulatory agencies as required by federal and state law.

The Company carries cyber/privacy liability insurance to protect it against certain losses related to matters of this nature.  However, the Company has incurred, and may incur in the future, expenses and losses related to this incident that are not covered by insurance. Further, because of the preliminary nature of our investigation into this incident and current unknowns, an estimate of the impacts on our business, results of operations and other potential liabilities, cannot be made.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard became effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The reported results for the fiscal year ended December 31, 2022 and 2021 reflect the application of the guidance of ASC 740-10.

Other than the foregoing, the Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will be expected to cause a material impact on its financial statements.

NOTE 4 – FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases more than $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation which is five years for computer equipment, office equipment, and furniture and fixtures. Scheduled below are the assets, costs and accumulated depreciation at December 31, 2022 and 2021.

	Cost		Accumulated Depreciation and Amortization
Assets	December 31, 2022	December 31, 2021	December 31, 2022(1)	December 31, 2021
Computer equipment	$256,500	$526,249	$164,222	$441,597
Furniture and fixtures	20,328	226,323	15,201	206,884
Office equipment	-	9,556	-	21,111
Totals	$276,828	$762,128	$179,423	$669,592

(1)         Depreciation and amortization expense for the years ended December 31, 2022 and 2021, totaled $33,998 and $48,887, respectively.

NOTE 5 – INCOME TAXES

The Company accounts for corporate income taxes in accordance with ASC 740-10 “Income Taxes.” ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision for the years ended December 31, 2022 and 2021, consisted of the following:

	2022	2021
Current
Federal	$127,240	$101,118
State	64,672	112,196
Deferred
Federal	6,400	(9,304)
State	2,125	(2,955)
Total tax provision	$200,437	$201,055

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2022 and December 31, 2021, are as follows:

	2022	2021
Depreciation
Federal	$(20,456)	$(19,215)
State	(6,791)	(6,391)

Reserve for bad debts
Federal	1,640	4,793
State	544	1,594

Deferred Rent
Federal	-	2,088
State	-	694

Deferred Revenues
Federal	7,044	6,965
State	2,340	2,318

State tax deductions	-	-
Net deferred tax asset (liabilities)	$(15,679)	$(7,154)

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2022	2021

Expense at federal statutory rate of 21%	$138,683	$251,176
State income taxes, net of federal benefit	46,045	79,789
Non-deductible expenses	12,070	10,063
Tax exempt income	-	(143,805)
Other items	3,639	3,832
Income tax provision	$200,437	$201,055

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

The Company follows the interpretations of the ASC 740, which establishes a single model to address accounting for uncertain tax positions. The interpretations clarify the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and provide guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

The Company includes interest and penalties arising from the underpayment of income taxes in these audited consolidated statements of operations in the provision for income taxes.  As of December 31, 2022, the Company had no accrued interest or penalties. The years 2019, 2020, 2021 and 2022 are still open for examination by the Internal Revenue Service.

NOTE 6 – LEASES

In July 2015, the Company entered a 79-month office lease that commenced on September 28, 2015 and expired on April 30, 2022. The lease provided for approximately 9,439 square feet of office space. During this period, the office space served as the principal executive offices of the Company, as well as the principal offices of the Company’s operating subsidiaries.

On April 1, 2022, the Company moved its principal executive offices, as well as the principal offices of the Company’s operating subsidiaries to 19800 MacArthur Blvd, Suite 300 in Irvine, California. The new lease was for a 12-month term, which would have expired on March 31, 2023. On December 10, 2022, the Company renewed the office lease for another 12-month term, which will expire on March 31, 2024. The lease provides 320 square feet of office space for the executive team and a shared office space for key employees to use as needed. All other employees will continue to work remotely.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Year Ended December 31, 2022
Lease Cost
Operating lease cost (included in general and administrative in the Company’s consolidated statement of operations)	$52,563

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2022	$105,292
Weighted average remaining lease term – operating leases (in years)	1.25 years
Average discount rate – operating leases	5.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At December 31, 2022	At December 31, 2021
Operating leases
Remaining right-of-use assets	$50,137	$70,368
Short-term operating lease liabilities	$39,620	$70,368
Long-term operating lease liabilities	10,517	-
Total operating lease liabilities	$50,137	$70,368

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2023	$41,898
2024	10,665
Total lease payments	52,563
Less: Imputed interest/present value discount	2,426
Present value of lease liabilities	$50,137

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

Lease expenses were $105,292 and $279,385 during the years ended December 31, 2022 and 2021, respectively.

NOTE 7 – ACCRUED EXPENSES

As of December 31, 2022 and 2021, accrued expenses consist of the following:

	2022	2021

Salaries and wages	$99,943	$115,744
Compensated absences	151,150	154,774
Legal fees	22,960	815
Accounting fees	42,426	26,372
Sales commissions	12,472	12,989
Other	3,600	4,801
Total	$332,551	$315,495

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

The Company did not award any equity incentive compensation during the years ended December 31, 2022 and 2021.

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

NOTE 11 – PAYCHECK PROTECTION PROGRAM LOAN

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.         OTHER INFORMATION

None.

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and directors, their ages, and all offices and positions they hold with the Company as of March 31, 2023. There is no agreement or understanding between the Company or any other person and any director or executive officer pursuant to which he or she was selected as a director or executive officer.

Name	Age	Positions with the Company	Director Since	Executive Officer Since

Tom Kubota	83	Chief Executive Officer, President and Chairman of the Board of Directors	Sept. 2000	Sept. 2000

Kristina Kubota	38	Chief Financial Officer, Secretary and Director	Feb. 2018	Jan. 2021

David Wang	60	Director	Nov. 2007

Stacy Hadley	55	Director	Nov. 2016

Günter Soraperra	63	Director	Nov. 2016

Lauren Kubota	40	Director and Risk Manager	Feb. 2018

Tom Kubota. Since 2000, Mr. Kubota has been primarily engaged in the operations of the Company. Mr. Kubota also has over thirty years of experience in the investment banking, securities, and corporate finance field. He held the position of Vice President at Drexel Burnham Lambert; at Stem, Frank, Meyer and Fox; and at Cantor Fitzgerald. Mr. Kubota also founded Nanko Investments, Inc. and Laurkat Inc., in 1996 and 2018, respectively, which specialized in providing capital formation services to high tech and natural resources companies. Mr. Kubota served as president of each firm from the time they were founded until 2019 when he elected to shutter their respective operations. He has expertise in counseling emerging public companies and has previously served as a director of both private and public companies. Mr. Kubota is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant. In concluding that Mr. Kubota was an appropriate candidate to serve on the Company’s board of directors, the board considered his experience as the Company’s president and chief executive officer, his many years of investment banking and corporate finance experience and his prior management experience.

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

David Wang. Since January 2021, Mr. Wang has been managing a private investment portfolio consisting of stocks, options and futures. Previously, from 2018 to 2020 he served as the Co- CEO of Hacknowledge, LLC. Hacknowledge shuttered its operations in December 2020, as a result of the impacts of the COVID-19 pandemic on its business. Hacknowledge offered a Managed Detection and Response (MDR) cybersecurity solution. Mr. Wang was responsible for day-to-day operations of the company including business development, marketing and sales. From late 2013 to 2017, Mr. Wang served as a managing member of Reef Capital Management, LLC. He was responsible for managing a fund that was created to generate long-term cash flow to investors by investing primarily in drilling and development of oil projects. Prior to joining Reef Capital Management, from 2010, Mr. Wang was a consultant to high tech companies. He assisted a cloud computing company expand its coverage outside of Asia and assisted a cell phone manufacturer explore a joint venture with a manufacturer in Brazil to build low-cost smart phones and tablets utilizing various government tax incentives. Mr. Wang earned a Bachelor of Science in Computer Science/Mathematics from the University of California, Los Angeles (UCLA) in 1985. He earned a Master of Business Administration degree with an emphasis in Financial and Entrepreneurial Studies from the Anderson School at UCLA in 2000. Mr. Wang is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant. In concluding that Mr. Wang was an appropriate candidate to serve on the Company’s board of directors, the board considered his education background, his experience in entrepreneurial business enterprises, his understanding of cybersecurity issues and his favorable history of attracting venture capital funds through his established contacts in the investment banking community.

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

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents we file with, or submit to, the Commission and in other public communications we make, (iii) compliance with applicable governmental laws, rules and regulations, (iv) prompt internal reporting of violations of the code, and (v) accountability for adherence to the code. We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters. All such requests should be sent care of Pacific Health Care Organization, Inc., Attn: Corporate Secretary, 19800 MacArthur Blvd, Suite 300, Irvine, CA 92612. A copy of our code of ethics has been posted on our website and may be viewed at www.pacifichealthcareorganization.com. If we make any substantive amendments to, or grant any waivers from, the code of ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

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

ITEM 11.         EXECUTIVE COMPENSATION

The table below summarizes compensation paid to or earned by our named executive officers (“NEOs”) for the years ended December 31, 2022 and 2021. No other executive officer of the Company had total compensation of $100,000 or more during the year ended December 31, 2022.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Tom Kubota	2022	193,536	1,000	73,159	(1)	267,695
Chief Executive Officer,	2021	194,136	-	15,714	(2)	209,850
President and Director

Kristina Kubota	2022	115,000	1,000	13,745	(3)	129,475
Chief Financial Officer,	2021	117,183	-	11,686	(4)	128,869
Secretary and Director

(1)  Reflects health insurance premiums of $5,499, auto expense of $3,328, director’s fees of $4,800, phone/internet reimbursement of $2,076, and partial payment of unused paid time off of $57,456.

(2)  Reflects health insurance premiums of $4,848, auto expense of $5,049, director’s fees of $3,600, and phone/internet reimbursement of $2,217.

(3)  Reflects health insurance premiums of $5,549, director’s fees and board meeting secretary fees of $5,850, and  phone/internet reimbursement of $2,076.

(4)  Reflects health insurance premiums of $4,819, director's fees and board meeting secretary fees of $4,650, and phone/internet reimbursement of $2,217.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We do not have written employment agreements with Mr. Kubota or Ms. K. Kubota. Each of our NEOs is employed/retained on an at-will basis and each can terminate his/her employment arrangement at any time, with or without cause. Likewise, we can terminate their employment at any time, with or without cause.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our NEOs. The base salary for each NEO is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between us and the NEO. We also take into consideration the individual’s past performance and experience, the expertise we need and local market and labor conditions. Changes to base salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance of the Company, economic condition and local market and labor conditions. Mr. Kubota’s base salary for 2023 is $193,536. Ms. Kubota’s base salary for 2023 is $115,000.

Non-Equity Incentive Compensation

From time to time, we may make cash awards to our employees, including the NEOs. Such awards may be designed to incentivize employees over a specified period pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established. In the event this type of cash award is made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.” The criteria for earning non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established. Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan. Our board of directors did not establish non-equity incentive compensation plans during the years ended December 31, 2022 or 2021, and no non-equity incentive compensation was awarded during these years. Similarly, to date, the board of directors has not awarded non-equity incentive compensation for the year ending December 31, 2022, although there is nothing that prohibits the board of directors from doing so at any point during the 2023 fiscal year.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria. To the extent awards are made to our NEOs, such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.”

The Company is under no contractual or other obligation to award cash bonuses. During the year ended December 31, 2022, we awarded total aggregate bonuses of $2,000 to our NEOs. During the year ended December 31, 2021, we did not award any bonuses.

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

During the years ended December 31, 2022 or 2021, our board of directors awarded no equity incentive compensation to our NEOs. To date, the board of directors has also not awarded equity incentive compensation to our NEOs for the year ending December 31, 2023, although there is nothing that prohibits the board of directors from doing so at any point during the 2023 fiscal year.

Benefits and Other Compensation

We currently provide health care benefits, including medical, vision and dental insurance, subject to certain deductibles and co-payments to our full-time employees. We also provide for paid time off (“PTO”), which includes vacation, sick leave and other out-of-the-office time and is accrued and paid in accordance with our PTO policy. We may also provide group life and disability insurance to employees who are eligible to participate in such programs. As part of California’s Supplemental Paid Sick Leave laws, from March 2021 through December 31, 2022, the date it expired, we provided employees paid leave for COVID-19 related reasons such as caring for themselves, family members, for vaccine related appointments, or illnesses caused by COVID-19 or the vaccine.

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

Our NEOs are entitled to participate, if eligible under such benefit plans, in any insurance programs we offer to our employees, are eligible for PTO and to participate in such other fringe benefit programs as we may make available to our other employees. Non-executive employees are able to cash out up to 80 hours of PTO per request and executives do not have a cap on the hours of PTO eligible for a cash out. However, we reserve the right to deny or modify the cash out requests.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of December 31, 2022, there were no outstanding equity awards held by our NEOs.

None of our NEOs exercised any stock options or had any stock vest related to grants made in connection with their employment during the years ended December 31, 2022.

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

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our directors, and we did not award any equity compensation to any of our directors during the year ended December 31, 2022.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors for services on our board during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)		All Other Compensation ($)		Total ($)
Tom Kubota	$4,800		$262,895	(1)	$267,695

David Wang	$4,800		$-		$4,800

Günter Soraperra	$4,800		$-		$4,800

Stacy Hadley	$4,800		$-		$4,800

Lauren Kubota	$4,800		$109,365	(2)	$114,165

Kristina Kubota	$5,850	(3)	$123,625	(2)	$129,475

(1)	Mr. Kubota is employed as the Company’s Chief Executive Officer and President. For details regarding All Other Compensation paid to Mr. Kubota, please see “Summary Compensation Table” above.
(2)	Lauren and Kristina Kubota are employees of the Company. These amounts reflect their salaries and other compensation they receive in connection with their employment.
(3)	Kristina Kubota was paid additional fees of $1,050 to act as recording secretary at meetings of the board of directors.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2023:

●	each person known to us to beneficially own more than 5% of our common stock or Series A convertible preferred stock;
●	each of our named executive officers;
●	each member of our board of directors; and
●	all our directors and executive officers as a group.

On March 31, 2023, there were 12,800,000 shares of common stock issued and outstanding and 16,000 shares of Series A convertible preferred stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of the Company’s common stock and Series A convertible preferred stock beneficially owned by them, except to the extent this power may be shared with a spouse.

Unless otherwise indicated, the address of each person or entity named in the table is 19800 MacArthur Blvd, Suite 300, Irvine, CA 92612.

	Common Stock Beneficially Owned(1)		Series A Convertible Preferred Stock Beneficially Owned(2)
Name of Beneficial Owner	Number	%	Number	%
Directors and Named Executive Officers:
Tom Kubota(3)	8,088,000	63.2%	16,000	100%
Kristina Kubota(3)	8,000	* %	--	--%
Lauren Kubota(3)	8,000	* %	--	--%
Stacy Hadley	--	--%	--	--%
Günter Soraperra	--	--%	--	--%
David Wang	--	--%	--	--%
All directors and executive officers as a group (6 persons)	8,104,000	63.3%	16,000	100%

5% Shareholders:
Donald P. Balzano(4) 5422 Michelle Drive Torrance, CA 90503	878,640	6.9%	--	--%
Bruce & Sarah Everakes 3442 River Falls Drive Northbrook, IL 60062	702,530	5.5%	--	--%

* Less than 1%.

(1)       Excludes shares of common stock that may be deemed to be beneficially owned by such persons due to their beneficial ownership of Series A convertible preferred stock, which are convertible to common stock on a one-share-for-one-share basis at any time at the election of the holder.

(2)       Each share of Series A convertible preferred stock is convertible to common stock on a one-share-for-one-share basis at any time at the election of the holder. Each share of Series A convertible preferred stock entitles its holder to vote together with the common stock as a single class on all matters presented to the Company’s common stockholders for their vote. Each outstanding share of Series A convertible preferred stock votes as 20,000 shares of common stock. The Series A convertible preferred stock ranks in parity with the common stock on a per share basis, not on a per vote basis, as to any dividends, liquidation, dissolution or winding up of the Company.

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

(5)       Based solely on representations made by Bruce Everakes to the Company.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed in Item 11 Executive Compensation, during the years ended December 31, 2022 and 2021, we did not engage in transactions with related persons (as defined by Rule 404 of Regulation S-K (Instructions to Item 404(a)) that exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two fiscal years in which any such related person had or will have a direct or indirect material interest.

Director Independence

The board has determined that as of date of this annual report, Mrs. Hadley, Mr. Soraperra and Mr. Wang would qualify as “independent directors” as that term is defined in the listing standards of the NYSE American. Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by Pinnacle Accountancy Group of Utah, (a dba of Heaton & Company, PLLC), our independent registered public accounting firm during the years ended December 31, 2022 and 2021, in each of the following categories, were as follows:

	2022	2021
Audit	$51,343	$56,311
Audit related	-	-
Tax	-	-
All other	-	-
Total	$51,343	$56,311

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

PART IV

ITEM 15.          EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements of the registrant are included in response to Item 8 of this annual report:

Report of Independent Registered Public Accounting Firm – Pinnacle Accountancy Group of Utah, (a dba of Heaton & Company, PLLC), dated March 31, 2023.

Consolidated Balance Sheets as of December 31, 2022 and 2021.

Consolidated Statements of Operations for the years ended December 31, 2022 and 2021.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021.

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021.

Notes to audited Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in these audited consolidated financial statements or related notes.

(a)(3) Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation and Amendments thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(3)
3.5	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(3)
3.6	Certificate of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock(4)
3.7	Articles of Amendment to Articles of Incorporation to affect four-shares-for-one-share forward split(5)
3.8

Articles of Amendment to Articles of Incorporation, dated December 27, 2019, including Amended Certification of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock to affect a four-shares-for-one-share forward stock split(6)

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
101

The following materials from Pacific Health Care Organization, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the audited Consolidated Financial Statements.*

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: March 31, 2023	By:	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Tom Kubota	Chief Executive Officer, President	March 31, 2023
Tom Kubota	and Chairman of the Board

/s/ Kristina Kubota	Chief Financial Officer, Secretary and Director	March 31, 2023
Kristina Kubota

/s/ David Wang	Director	March 31, 2023
David Wang

/s/ Stacy Hadley	Director	March 31, 2023
Stacy Hadley

/s/ Günter Soraperra	Director	March 31, 2023
Günter Soraperra

/s/ Lauren Kubota	Director	March 31, 2023
Lauren Kubota