Form 10-Q
period 2023-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2023-05-18
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 18, 2023, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$1,994,841	$2,036,432
Investments	8,848,251	8,748,435
Accounts receivable, net of allowance of $8,037 and $7,807	997,731	934,990
Receivable – other	3,000	3,000
Prepaid expenses	170,198	175,355
Total current assets	12,014,021	11,898,212

Property and Equipment, net
Computer equipment	256,709	256,500
Furniture and fixtures	20,328	20,328
Total property and equipment	277,037	276,828
Less: accumulated depreciation and amortization	(188,802)	(179,423)
Net property and equipment	88,235	97,405
Operating lease right-of-use assets, net	41,198	50,137
Other assets	7,110	6,602
Total Assets	$12,150,564	$12,052,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$227,322	$263,022
Accrued expenses	287,563	332,551
Income tax payable	54,295	3,132
Dividend payable	37,000	37,000
Operating lease liabilities, current portion	30,681	39,620
Unearned revenue	39,107	33,544
Total current liabilities	675,968	708,869

Long Term Liabilities
Operating lease liabilities, long term portion	10,517	10,517
Deferred tax liabilities	15,679	15,679
Total Liabilities	$702,164	$735,065

Commitments and Contingencies	-	-

Stockholders’ Equity
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding	16	16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	11,019,527	10,888,418
Total stockholders’ equity	11,448,400	11,317,291
Total Liabilities and Stockholders’ Equity	$12,150,564	$12,052,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended March 31,
	2023	2022
Revenues:
HCO	$278,322	$360,968
MPN	129,094	148,611
Medical bill review	89,785	120,337
Utilization review	445,712	354,956
Medical case management	332,373	418,762
Other	37,357	23,749
Total revenues	1,312,643	1,427,383

Expenses:
Depreciation	9,379	4,195
Bad debt provision	230	4,783
Consulting fees	56,254	53,955
Salaries and wages	662,224	633,372
Professional fees	73,102	66,864
Insurance	83,481	83,666
Outsource service fees	177,759	143,778
Data maintenance	34,002	10,189
General and administrative	133,756	164,472
Total expenses	1,230,187	1,165,274

Income from operations	82,456	262,109

Other income (expense):
Interest income	99,816	-
Total other income (expense)	99,816	-

Income before taxes	182,272	262,109
Income tax provision	(51,163)	(73,574)

Net income	$131,109	$188,535

Basic earnings per share:
Earnings per share amount	$0.01	$0.01
Basic common shares outstanding	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.01	$0.01
Fully diluted common shares outstanding	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Convertible Preferred Stock		Common Stock		Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2021	16,000	$16	12,800,000	$12,800	$416,057	$10,395,532	$10,824,405

Net income	-	-	-	-	-	188,535	188,535

Balance March 31, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,584,067	$11,012,940

Balance December 31, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,888,418	$11,317,291

Net income	-	-	-	-	-	131,109	131,109

Balance March 31, 2023	16,000	$16	12,800,000	$12,800	$416,057	$11,019,527	$11,448,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$131,109	$188,535
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,379	4,195
Bad debt provision	230	4,783
Noncash interest on investments	(99,816)	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(62,971)	120,930
Increase in deferred rent assets	-	(14,298)
Decrease in prepaid expenses	5,157	14,997
Increase in taxes receivable	-	(35,620)
Increase in other assets	(508)	(6,602)
(Decrease) increase in accounts payable	(35,700)	16,938
(Decrease) increase in accrued expenses	(44,988)	51,076
Increase in unearned revenue	5,563	5,243
Increase in income tax payable	51,163	109,193
Net cash provided by (used in) operating activities	(41,382)	459,370

Cash flows from investing activities:
Purchase of furniture and office equipment	(209)	(6,133)
Net cash used in investing activities	(209)	(6,133)

Cash flows from financing activities:
Net cash provided by financing activities	-	-
Net increase (decrease) in cash	(41,591)	453,237

Cash at beginning of period	2,036,432	10,085,372
Cash at end of period	$1,994,841	$10,538,609

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$63,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations. The information furnished in these unaudited condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, the Company recommends these unaudited condensed consolidated financial statements be read in conjunction with its audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2022. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

Principles of Consolidation — The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Accounting — The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the periods ended March 31, 2023 and 2022.

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

The Company derives its revenue from the sale of services offered through its HCOs, MPNs, utilization review, medical bill review, medical case management services, lien representation, carve-outs, Medicare set-aside. These services are billed individually as separate components to our customers. These fees include monthly and/or annual HCO and/or MPN administration fees, claim and network access fees, medical bill review fees, legal support fees, Medicare set-aside fees, lien service fees, workers’ compensation carve-outs, utilization review fees, medical case management flat rate fees or hourly fees depending on the agreement with the customer.

Pacific Health Care Organization, Inc.

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023

(Unaudited)

The Company enters arrangements for bundled managed care, standalone services, or add-on ancillary services which include various units of accounting such as network solutions and patient management, including managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis and are billed separately. The selling price for each unit of accounting is determined using the contract price. When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management services ratably over the life of the customer contract. Based upon prior experience in managed care, the Company estimates the deferral amount from when the customer’s claim is received to when the customer contract expires. Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by dates of invoices. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. To assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of situations where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts, and the overall national economy. At March 31, 2023 and December 31, 2022, bad debt reserves of $8,037 and $7,807, respectively, were maintained in a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of March 31, 2023 and December 31, 2022, are as follows:

	3/31/2023	12/31/2022
Customer A	46%	18%
Customer B	-%	24%

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

During the periods ended March 31, 2023 and 2022, the Company had two customers, respectively, that individually accounted for more than 10% of its total sales. The following table sets forth details regarding the percentages of total sales attributable to the Company’s significant customers in the past two years:

	3/31/2023	3/31/2022
Customer A	24%	22%
Customer B	10%	10%

Leases - The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less. Lease expense is recognized on a straight-line basis over the lease term. See Note 2 for further information regarding the Company’s leases.

Pacific Health Care Organization, Inc.

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023

(Unaudited)

NOTE 2 - OPERATING LEASES

On April 1, 2022, the Company moved office locations from 1201 Dove Street, Suite 300 in Newport Beach, California to 19800 MacArthur Boulevard, Suite 300, in Irvine, California. This lease expires as of March 31, 2023, but was renewed on December 10, 2022, for an additional 12-month lease, with a new expiration of March 31, 2024. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less. Lease expense is recognized on a straight-line basis over the lease term. If a Company lease does not provide an implicit rate, the Company develops an estimated incremental borrowing rate at the commencement date based on the estimated rate at which it would borrow, in the current economic environment, in an amount equal to the lease payments over a similar term on a collateralized basis, which is used to determine the present value of lease payments. The Company had no finance leases at December 31, 2022 and 2021.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU assets include any lease payments made and exclude lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended March 31, 2023
Lease Cost
Operating lease cost (included in general and administrative in the Company’s consolidated statement of operations)	$42,660

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2023	$9,903
Weighted average remaining lease term – operating leases (in years)	1 year
Average discount rate – operating leases	5.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At March 31, 2023	At December 31, 2022
Operating leases
Remaining right-of-use assets	$41,198	$50,137
Short-term operating lease liabilities	$30,681	$39,620
Long-term operating lease liabilities	10,517	10,517
Total operating lease liabilities	$41,198	$50,137

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2023	$30,681
2024	10,517
Total lease payments	41,198
Less: Imputed interest/present value discount	1,462
Present value of lease liabilities	$39,736

Lease expenses were $9,963 and $75,584 during the three months ended March 31, 2023 and 2022, respectively.

Pacific Health Care Organization, Inc.

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023

(Unaudited)

NOTE 3 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and has determined that there are no material subsequent events to report.

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

         ●         economic and labor market conditions generally and in the industry in which we and our customers participate, including the effects resulting from economic recessions, financial sector turmoil, international conflicts, and rising domestic inflation and related economic policy responses;

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

For more detailed information about particular risk factors related to us and our business, see Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2023 (the “Annual Report”).

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

You should not place undue reliance on forward-looking statements. Forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and apply only as of the date of this report or the respective dates of the documents from which it incorporates by reference. Neither we nor any other person assumes any responsibility for the accuracy or completeness of forward-looking statements. Further, except to the extent required by law, we undertake no obligations to update or revise any forward-looking statements, whether as a result of new information, future events, or a change in events, conditions, circumstances, or assumptions underlying such statements, or otherwise. We may also make additional forward-looking statements from time to time. Any subsequent forward-looking statements, whether written or oral, made by us or on our behalf, are also expressly qualified by these cautionary statements.

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

Business of the Company

We offer an integrated and layered array of complementary business solutions that enable our customers to better manage their employee workers’ compensation-related healthcare administration costs. We are constantly looking for ways to expand the suite of services we can provide our customers, either through strategic acquisitions or organic development.

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

Impact of COVID-19 on our Business

In February 2022, California passed the COVID-19 Supplemental Paid Sick Leave law (“CSPSL”). It provided employees paid leave for COVID-19 related reasons such as caring for themselves, family members, or for vaccine related appointments or illnesses caused by COVID-19 or the vaccine from January 1, 2022 through September 30, 2022. The CSPSL allowed employees to retroactively request reimbursement for qualifying leave or to use it towards future requests through September 30, 2022. Employers whose employees utilized CSPSL are ineligible for federal tax credits to offset the costs of providing the CSPSL. On September 29, 2022, California passed a bill that extended the CSPSL leave through December 31, 2022, and provides a supplemental paid sick leave relief grant program for employers for reimbursement of CSPSL. As of the date of this report, the CSPSL relief grant program is still in development and unavailable to apply for. When it becomes available, we intend to apply for reimbursement of CSPSL leave.

While the CSPSL leave expired on December 31, 2022, we continue to have family, medical, and other types of leave available to employees under pre-existing Company policy. As of the date of this report, California has not passed additional COVID-19 related sick leave laws.

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

We have opted to keep the majority of our workforce remote and we have taken measures to ensure data security, but there is no guarantee that these measures will be completely effective, that our productivity will not be adversely impacted, or that we will not encounter other risks associated with a remote workforce, such as increased loss of direct control of and reliance on third party information systems required for us to run our business. As discussed in greater detail in Item 1A Risk Factors of our Annual Report, our business has been and could continue to be materially and adversely affected by the interruptions and changes to our business operations resulting from or in response to COVID-19.

Key trends affecting results of operations

During the three months ended March 31, 2023 and 2022, COVID-19 continued to impact the businesses of our customers and our results of operations. During the three months ended March 31, 2022, our customers had an increase in COVID-19 related workers’ compensation claims as the economy opened back up and people returned to their offices, but as immunity and use of vaccines increased, COVID-19 related workers’ compensation claims has decreased through the first quarter of 2023. The decline in COVID-19 related workers’ compensation claims since the end of the first quarter of 2022 through the first quarter of 2023 has adversely affected the revenues generated from claim network fees when a claim is opened, as well as fees generated when a medical case manager is assigned to the claim.

During the first quarter of 2023, we saw a slight increase in the number of employees enrolled in our HCO and MPN programs; however, given the current economic outlook we could see declines in enrollees for future periods. The enrollment numbers in our HCO and MPN programs generally correlate with general economic conditions and the size and activities of our customers’ workforce. If economic conditions continue to be challenging, including from the effects of inflationary pressures, elevated interest rates, and challenging labor market conditions, our customers may reduce their workforce, in which case we would expect a decline in the number of employees enrolled in our HCO and MPN programs in future periods and in related revenues.

During the fourth quarter of 2022 and through the first quarter of 2023, we experienced difficulties when transitioning between new software vendors for our utilization review and medical case management services. Throughout these software transitions, our automated processes had to be performed manually, which caused delays in providing services and invoicing our customers, reduced productivity and resulted in additional outsourcing costs. Our revenues continued to be adversely impacted in the first quarter of 2023 as a result of the interruptions and costs associated with these software transition difficulties. While the new software is now nearly functional, certain functionalities are still being developed. As of the date of this report, we believe the delayed invoicing problems have been addressed and we expect that the outstanding accounts receivable will decrease, and utilization review and medical case management productivity will increase.

As previously disclosed in our Annual Report, Fortra, LLC, the third-party vendor that provides the GoAnywhere managed file transfer as a service system (MFTaaS), experienced a data security incident that affected many of Fortra’s customers, including the Company. As of the date of this report, this incident has not caused a material interruption of our business operations. Our investigation into the details of this incident is ongoing, but to the extent we discover further details of the data accessed, we will provide the appropriate notifications to any individuals affected by the incident, as well as to government and regulatory agencies as required by federal and state law. We have incurred expenses, and may incur in the future expenses and losses, related to this incident, some of which may not be covered by cyber liability insurance. Further, because of the ongoing nature of our investigation into this incident and current unknowns, an estimate of the impacts on our business, results of operations and other potential liabilities cannot be made.

Revenue

We derive revenue primarily from fees charged for access to our HCO and MPN provider networks, claim network fees, HCO/MPN network administration, medical bill review, utilization review, medical case management services, Medicare set-asides, and network access.

HCO

HCO revenue is generated from fees charged to our employer customers for claim network fees to access our HCO networks, employee enrollment into our HCO program, program administration, custom network fees, annual and new hire notifications, and fees for other ancillary services they may select.

MPN

Like HCO revenue, MPN revenue is generated from fees charged to our employer customers for claim network fees to access our MPN networks, custom network fees, and program administration. Unlike HCOs, MPNs do not require annual and new hire notifications, MPNs are only required to provide a notice to an injured employee at the time the employer is notified by the injured employee that an injury occurred.

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

Medical case management

Medical case management oversees the injured employees’ medical treatment to ensure that it progresses to a resolution and assures treatment plans are aligned from a medical perspective. Medical oversight is a collaborative process that assesses, evaluates, coordinates, implements and monitors medical treatment plans and the options and services required to meet an injured worker’s health needs. Our medical case management services are performed by nurses who are credentialed by the state and have expertise in various clinical areas and backgrounds in workers’ compensation matters. We work to manage the number of nurses in our program to maintain our ratio of claims per nurse at a level that ensures timely and appropriate medical care is given to the injured worker and facilitates faster claims closures for our customers. We generate revenue from these services when we receive a workers’ compensation claim and a medical case manager is assigned to oversee the injured workers’ medical treatment, with billing based on the number of hours a medical case manager works on the claim.

Other

Other revenue consists of revenue derived from network access fees charged for network access for preferred provider organizations, lien representation, legal support services, Medicare set-aside and Workers’ Compensation carve-out services.

The following table sets forth, for the quarters ended March 31, 2023 and 2022, the percentage each revenue item identified in our unaudited condensed consolidated financial statements contributed to total revenue during the respective period.

	2023	2022
HCO	21%	25%
MPN	10%	10%
Medical bill review	7%	9%
Utilization review	34%	25%
Medical case management	25%	29%
Other	3%	2%

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

Insurance

Insurance expenses are comprised primarily of health insurance benefits offered to our employees, directors’ and officers’ liability insurance, cyber security, Workers’ Compensation coverage and business liability coverage.

Outsource service fees

Outsource service fees consist of costs incurred by our subsidiaries in partially outsourcing utilization review, medical bill review, administrative services for medical case management and Medicare set-aside services and typically tend to increase and decrease in correlation with customer demand for those services.

Data maintenance fees

Data maintenance fees include fees we pay to a third party to process HCO and MPN employee enrollments and host our HCO and MPN provider networks. HCO and MPN employee enrollment fees fluctuate throughout the year because of the varied timing of customer enrollment into our HCO or MPN programs, the number of employees our customers have in their workforce, and the number of new hires throughout the year.

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

The following table sets forth, for the quarters ended March 31, 2023 and 2022, the percentage each expense item identified in our unaudited consolidated financial statements contributed to total expense during the respective period.

	2023	2022
Depreciation	1%	-%
Bad debt provision	-%	1%
Consulting fees	4%	5%
Salaries and wages	54%	54%
Professional fees	6%	6%
Insurance	7%	7%
Outsource service fees	14%	12%
Data maintenance fees	3%	1%
General and administrative	11%	14%

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following represents selected components of our consolidated results of operations for the three-month periods ended March 31, 2023 and 2022, respectively, together with changes from period-to-period.

	For three months ended March 31,
	2023	2022	Amount Change	% Change
Revenues:
HCO	$278,322	$360,968	$(82,646)	(23%)
MPN	129,094	148,611	(19,517)	(13%)
Medical bill review	89,785	120,337	(30,552)	(25%)
Utilization review	445,712	354,956	90,756	26%
Medical case management	332,373	418,762	(86,389)	(21%)
Other	37,357	23,749	13,608	57%
Total revenues	1,312,643	1,427,383	(114,740)	(8%)

Expense:
Depreciation	9,379	4,195	5,184	124%
Bad debt provision	230	4,783	(4,553)	(95%)
Consulting fees	56,254	53,955	2,299	4%
Salaries and wages	662,224	633,372	28,852	5%
Professional fees	73,102	66,864	6,238	9%
Insurance	83,481	83,666	(185)	-%
Outsource service fees	177,759	143,778	33,981	24%
Data maintenance	34,002	10,189	23,813	234%
General and administrative	133,756	164,472	(30,716)	(19%)
Total expenses	1,230,187	1,165,274	64,913	6%

Income from operations	82,456	262,109	(179,653)	(69%)

Other income (expense)
Interest income	99,816	-	99,816	100%
Total other income (expense)	99,816	-	99,816	100%

Income before taxes	182,272	262,109	(79,837)	(30%)
Income tax provision	(51,163)	(73,574)	22,411	(30%)

Net income	$131,109	$188,535	$(57,426)	(30%)

Revenue

HCO

During the three-month period ended March 31, 2023, HCO revenue decreased 23%, compared to the same period in the prior year. The decrease in HCO revenue was attributable to a decrease in the number of COVID-19 related workers’ compensation claims. During the first quarter of 2022, there was a spike in the number of reported COVID-19 related claims, which accounted for 30% of that quarter’s revenue for claim network fees. Since then, COVID-19 related claims have been moderately reported, as the severity and frequency of illness has declined, and California Sick Paid Leave “CSPSL” ended paid time off for COVID-19 related illness, which we believe contributes to lower reporting of COVID-19 related illnesses. We do not expect revenues to be materially affected by any further decline in COVID-19 related claims, as the number of remaining COVID-19 related claims is minimal.

MPN

MPN revenue for the three-month period ended March 31, 2023, decreased by 13%, compared to the same period in the prior year. The decrease in revenue was attributable to a decrease in the number of COVID-19 related workers’ compensation claims from which we generated claim network fee revenue in the first quarter of 2023. In the first quarter of 2022, COVID-19 related claims accounted for 35% of the quarter’s revenues for claim network fees. Since then, COVID-19 related claims have been moderately reported, mainly due to the reasons discussed in HCO revenue above, and we do not expect revenues to be materially affected by any further decline in COVID-19 related claims, as the number of remaining COVID-19 related claims is minimal. The decrease in MPN revenue was partially offset by increases in the number of enrollees into our monthly MPN program.

Medical bill review

During the three-month period ended March 31, 2023, medical bill review revenue decreased by 25%, compared to the same period in the prior year. The decrease was due to a decrease in hospital and non-hospital bills reviewed with existing customers, partially offset by the addition of a new customer in the fourth quarter of 2022.

Utilization review

During the three-month period ended March 31, 2023, utilization review revenue increased 26%, compared to the same period in the prior year. The increase in utilization review revenue was due to the addition of a new customer in the fourth quarter of 2022 and increases in utilization reviews from existing customers. We expect that the growth in utilization review will continue as our new operational software becomes fully functional but will level off once it is fully operational.

Medical case management

During the three-month period ended March 31, 2023, medical case management revenue decreased 21%, compared to the same period in the prior year. The decrease was attributable to a decline in COVID-19 related claims in the first quarter of 2023, fewer medical case management claims from existing customers, and disruptions stemming from difficulties and inefficiencies in transitioning to new operational software. In the first quarter of 2022, as COVID-19 related claims increased, the demand for medical case managers assigned to the claims increased. However, since the end of the first quarter of 2022, there has been a decline in the number of COVID-19 related claims and the correlated decline in assignment of claims to medical case managers, which has adversely impacted our medical case management revenues. Unless a new COVID-19 strain causes another severe outbreak, we expect that revenues from COVID-19 related claims to remain low as fewer COVID-19 related claims are reported and the severity of the illness does not require a medical case manager.

Other

Other revenue for the three-month period ended March 31, 2023, increased 57%, compared to the same period in the prior year. The increase was attributable to increases in the number of referrals for Medicare set-aside and network access fees.

Expenses

Total expenses for the three month period ended March 31, 2023, increased 6%, compared to the same period in the prior year. The increase was attributable to depreciation, consulting fees, salaries and wages, professional fees, outsource service fees, and data maintenance fees, partially offset by decreases in bad debt provision, and general and administrative fees.

Depreciation

During the three months ended March 31, 2023, depreciation expense increased by $5,184, compared to the three months ended March 31, 2022, due to our disposing of fully depreciated fixed assets when we changed operational software systems.

Professional fees

During the three months ended March 31, 2023, professional fees increased 9% compared to the three months ended March 31, 2022. The increase in professional fees was primarily the result of fees incurred in providing our field medical case management service, partially offset by decreases in legal fees.

Outsource service fees

During the three months ended March 31, 2023, outsource service fees increased 24% compared to the three months ended March 31, 2022. The increase in outsource service fees was attributable to outsourcing related to outsourcing certain functions that are normally performed by our operational software during the time we experienced problems in transitioning that software to a new vendor, a project in our HCO department, and increases in the demand for our services for our HCO program, Medicare set-asides, utilization review, and medical case management. The increase was partially offset by decreases in the outsourced services for medical bill review due to fewer medical bills received.

We anticipate our outsource service fees will decrease once our operational software for utilization review and medical case management is fully operational, as well as when our HCO department project is completed. Our outsourcing and related fees will continue to correspond with the level of medical bill review, utilization review, certain medical case management services and Medicare set-aside services we provide in the future.

Salaries and wages

During the three months ended March 31, 2023, salaries and wages increased 5% compared to the three months ended March 31, 2022. The increase in wages and salaries was related to such increases for our existing employees. Given the current increased wage inflation trends, we expect salaries and wages will increase in future periods from our efforts to attract and retain employees.

Data maintenance

During the three months ended March 31, 2023, data maintenance fees increased by $23,813 from $10,189 to $34,002 compared the three months ended March 31, 2022. The increase in data maintenance fees was due to increases in our customers’ employee counts for enrollment into our HCO, which resulted in increases in correlated data maintenance fees.

General and administrative

General and administrative expenses decreased by 19% during the three months ended March 31, 2023, compared to the same period of 2022. The decrease was primarily due to decreases in office rent, telephone, licenses and permits, and miscellaneous expenses relating to moving to a smaller office at the end of the first quarter in 2022. The decrease was partially offset by increases in advertising and marketing, auto expenses, banking fees, dues and subscriptions, education, equipment/repairs, IT enhancement/internet, office supplies, meals/travel, parking, postage and delivery, and shareholders’ expenses.

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

Income from Operations

As a result of the 8% decrease in total revenue during the three-month period ended March 31, 2023, and the 6% increase in total expenses during the same period, our income from operations decreased $179,653, or 69%, during the three-month period ended March 31, 2023, when compared to the same period in the prior year.

Other Income (Expense)

In the first quarter of 2023, we had interest income of $99,816 from our investment in U.S. Treasury bills which mature on June 8, 2023.

Income Tax Provision

We realized a decrease in our income tax provision of $22,411, or 30%, during the three-month period ended March 31, 2023, compared to the same period in the prior year, because of the decrease in income before taxes realized.

Net Income

During the three-month period ended March 31, 2023, we realized an 8% decrease in total revenues, a 6% increase in total expenses, and a 30% decrease in our provision for income tax when compared to the same period in the prior year. As a result, we realized net income of $131,109, a 30% decrease in net income during the three-month period ended March 31, 2023, compared to the same period in the prior year.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. We consistently monitor our liquidity and financial position and take actions management believes are in the best interest of the Company and its shareholders to ensure the long-term financial viability of the Company. Historically, we have realized positive cash flows from operating activities, which, coupled with positive reserves of cash on hand, have been used to fund our operating expenses and obligations.

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

We currently have planned certain capital expenditures to replace our laptops due to their age and as part of our ongoing continuity plan. We anticipate investing activities will continue throughout 2023 as we replace aging software, computer equipment, and further enhance our IT security. We anticipate these costs to be significant, but believe we have adequate capital on hand to cover these expenses. We do not anticipate these expenditures will require us to seek outside sources of funding.

During the first quarter of 2023, we realized net income of $131,109, as a result of unrealized interest income from our investment in Treasury bills and income from operations during that period. As of March 31, 2023, we had $1,994,841 cash on hand compared to $2,036,432 at December 31, 2022. The $41,591 decrease in cash on hand was largely due to the effects from our difficulties with our operational software transition during the fourth quarter of 2022 and through the first quarter of 2023. Although the decrease in cash flow resulted in us using cash reserves to support operations during the first quarter of 2023, we do not expect cash flow issues moving forward. As such, management currently believes that absent (i) any unanticipated further adverse impacts related to COVID-19, (ii) an increased or longer-term downturn in the general economy, (iii) increases in or sustained inflation, (iv) the loss of several major customers within a condensed period of time or (v) additional software issues, cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses for at least the next twelve months.

We had a decrease in cash on hand in fiscal 2022 from our investment in U.S. Treasury bills that will mature on June 8, 2023. We intend to continue to pursue potential acquisition transactions that, if additional cash on hand were needed for such transaction, we would either need to condition closing upon maturity of the bills or seek alternate financing, or a combination of those approaches. We may also seek growth through organic development of new lines of business or expansion of existing offerings. Depending upon the nature of the opportunities we identify, such acquisitions or expansion could require greater capital resources than we currently possess. Should we need additional capital resources, we would seek to obtain such through debt and/or equity financing. We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining equity or debt financing when needed on favorable terms, or at all. We could also use shares of our capital stock as consideration for a business acquisition transaction, but there is also no assurance that there would be significant interest in our capital stock by a potential seller or the market.

As a result of the unique nature of the COVID-19 pandemic and its impacts on our operations, the operations of our customers and the broader economy, coupled with continued challenging economic conditions such as rising inflation, elevated interest rates and challenging labor market conditions, we cannot provide any assurance that the assumptions management has used to estimate our liquidity requirements will remain accurate in either the short-term or the longer-term. The ultimate duration and impact of these events on our business, results of operations, financial condition and cash flows is dependent on future developments, which are uncertain, largely beyond our control and cannot be predicted with any degree of certainty at this time. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and continued challenging economic conditions, and their negative effects on our business and the businesses of our customers.

Cash Flow

During the three months ended March 31, 2023, cash was primarily used to fund operations. We had a net decrease in cash of $41,591 during the three months ended March 31, 2023. See below for additional discussion and analysis of cash flow.

	For the three months ended March 31,
	2023 (unaudited)	2022 (unaudited)

Net cash provided by (used in) operating activities	$(41,382)	$459,370
Net cash used in investing activities	(209)	(6,133)
Net cash provided by financing activities	-	-

Net (decrease) increase in cash	$(41,591)	$453,237

For the three months ended March 31, 2023, net cash used in operating activities was $41,382, whereas for the three months ended March 31, 2022, net cash provided by operating activities was $459,370; a decrease of $494,828. The $494,828 decrease in cash flow from operations during the first quarter of 2023 was the result of realizing lower net income coupled with increases in accounts receivable, other assets, income tax payable and unearned revenue, partially offset by decreases in prepaid expenses, accounts payable, and accrued expenses. A portion of the increase in accounts receivable was due to the delays in invoicing customers stemming from the problems in transitioning our operational software for utilization review and medical case management, a problem we believe has been resolved.

Net cash used in investing activities was $209 and $6,133 during the three month periods ended March 31, 2023 and 2022, respectively. The increase in net cash used in investing activities during the first quarter of 2023 was a result of our purchase of computer equipment.

During the three months ended March 31, 2023 and 2022, we did not engage in any financing activities.

Off-Balance Sheet Financing Arrangements

As of March 31, 2023, we had no off-balance sheet financing arrangements.

Inflation

We experience pricing pressures in the form of competitive pricing. Insurance carriers and third-party administrators compete against us for customers by offering bundled claims administration services with their own managed care services at a lower rate. We are also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits and facility leases. We believe that these impacts can be material to our revenues or net income. Some of our customers are public entities which contract with us at a fixed price for the term of the contract. Increases in labor and employee benefits can reduce our profit margin over the term of these contracts. See also “the effects of inflation may have a disproportionate impact on our business” of Item 1A Risk Factor of our Annual Report.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principle generally accepted in the United States (“GAAP”). Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes. Because of the inherent uncertainty in making estimates and judgments, actual results could differ from our estimates and judgments. Our critical accounting policies are disclosed in Note 2, Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report and Note 1 and Note 2 to the Notes to the Condensed Consolidated Financial Statements in this report.

We continually evaluate our accounting estimates and judgments and base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Our critical accounting estimates include leases, allowance for uncollectible accounts, and income taxes, and are discussed in more detail below. Such accounting estimates require the most subjective or complex judgments by us, often as a result of the need to make assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates.

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

We must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our past experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. At March 31, 2023, one customer accounted for 10% or more of accounts receivable compared to two customers at March 31, 2022.

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

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. In the event we determine all, or part of the net deferred tax assets are not realizable in the future, we will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results. The significant assumptions and estimates described above are important contributors to our ultimate effective tax rate each year.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as March 31, 2023 and December 31, 2022, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2023 and 2022 (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) the cover page.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	May 18, 2023	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	May 18, 2023	/s/ Kristina Kubota
Kristina Kubota Chief Financial Officer