Form 10-Q
period 2023-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2023-08-18
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 18, 2023, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$2,296,207	$2,036,432
Investments	7,667,386	8,748,435
Accounts receivable, net of allowance of $8,971 and $7,807	863,420	934,990
Receivable – other	3,000	3,000
Prepaid income tax	82,000	-
Prepaid expenses	158,832	175,355
Total current assets	11,070,845	11,898,212

Property and Equipment, net
Computer equipment	256,681	256,500
Furniture and fixtures	21,620	20,328
Total property and equipment	278,301	276,828
Less: accumulated depreciation and amortization	(198,139)	(179,423)
Net property and equipment	80,162	97,405
Operating lease right-of-use assets, net	-	50,137
Other assets	7,110	6,602
Total Assets	$11,158,117	$12,052,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$80,268	$263,022
Accrued expenses	344,259	332,551
Income tax payable	123,357	3,132
Dividend payable	207,616	37,000
Operating lease liabilities, current portion	-	39,620
Unearned revenue	43,711	33,544
Total current liabilities	799,211	708,869

Long Term Liabilities
Operating lease liabilities, long term portion	-	10,517
Deferred tax liabilities	15,679	15,679
Total Liabilities	$814,890	$735,065

Commitments and Contingencies	-	-

Stockholders’ Equity
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding	16	16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	9,914,354	10,888,418
Total stockholders’ equity	10,343,227	11,317,291
Total Liabilities and Stockholders’ Equity	$11,158,117	$12,052,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended June 30,		For six months ended June 30,
	2023	2022	2023	2022
Revenues
HCO	$294,157	$269,311	$572,479	$630,279
MPN	131,292	145,319	260,386	293,930
Medical bill review	85,257	113,555	175,042	233,892
Medical case management	297,705	414,658	630,078	833,420
Utilization review	464,119	422,936	909,831	777,892
Other	26,364	34,672	63,721	58,421
Total revenues	1,298,894	1,400,451	2,611,537	2,827,834

Expenses
Depreciation	9,337	9,297	18,716	13,492
Bad debt provision	934	-	1,164	4,783
Consulting fees	60,563	56,206	116,817	110,161
Salaries and wages	626,532	686,240	1,288,756	1,319,612
Professional fees	101,101	79,774	174,203	146,638
Insurance	65,115	75,211	148,596	158,877
Outsource service fees	171,523	132,820	349,282	276,598
Data maintenance	30,752	46,313	64,754	56,502
General and administrative	87,919	141,472	221,675	305,944
Total expenses	1,153,776	1,227,333	2,383,963	2,392,607

Income from operations	145,118	173,118	227,574	435,227

Other income (expense)
Interest income	100,158	-	199,974	-
Total other income (expense)	100,158	-	199,974	-

Income before taxes	245,276	173,118	427,548	435,227
Income tax provision	68,849	48,594	120,012	122,168

Net income	$176,427	$124,524	$307,536	$313,059

Basic earnings per share:
Earnings per share amount	$0.01	$0.01	$0.02	$0.02
Basic common shares outstanding	12,800,000	12,800,000	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.01	$0.01	$0.02	$0.02
Fully diluted common shares outstanding	12,816,000	12,816,000	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Convertible Preferred Stock		Common Stock		Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2021	16,000	$16	12,800,000	$12,800	$416,057	$10,395,532	$10,824,405
Net Income	-	-	-	-	-	188,535	188,535
Balance March 31, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,584,067	$11,012,940
Net Income	-	-	-	-	-	124,524	124,524
Balance June 30, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,708,591	$11,137,464

Balance December 31, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,888,418	$11,317,291
Net Income	-	-	-	-	-	131,109	131,109
Balance March 31, 2023	16,000	$16	12,800,000	$12,800	$416,057	$11,019,527	$11,448,400
Net Income	-	-	-	-	-	176,427	176,427
Common stock cash dividends paid	-	-	-	-	-	(1,280,000)	(1,280,000)
Preferred stock cash dividends paid	-	-	-	-	-	(1,600)	(1,600)
Balance June 30, 2023	16,000	$16	12,800,000	$12,800	$416,057	$9,914,354	$10,343,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$307,536	$313,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,716	13,492
Bad debt provision	1,164	4,783
Noncash interest on investments	(24,405)	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	70,406	(13,140)
Decrease in deferred rent assets	-	10,055
(Increase) decrease in prepaid expenses	16,523	(77,358)
Decrease in income taxes receivable	-	19,779
Increase in prepaid income tax	(82,000)	-
Increase in other assets	(508)	(6,602)
Increase (decrease) in accounts payable	(182,754)	61,651
Increase (decrease) in accrued expenses	11,708	(9,502)
Increase in unearned revenue	10,167	9,847
Increase in income tax payable	120,225	14,388
Net cash provided by operating activities	266,778	340,452

Cash flows from investing activities:
Proceeds from investments	8,748,435	-
Purchase of investments	(7,642,981)	-
Purchase of furniture and office equipment	(1,473)	(17,166)
Net cash provided by (used in) investing activities	1,103,981	(17,166)

Cash flows from financing activities:
Issuance of cash dividend	(1,110,984)	-
Net cash used in financing activities	(1,110,984)	-
Increase in cash	259,775	323,286

Cash at beginning of period	$2,036,432	$10,085,372
Cash at end of period	$2,296,207	$10,408,658

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$82,000	$88,000

Non-cash investing and financing activities:
Dividend payable	$170,616	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations. The information furnished in these unaudited condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, the Company recommends these unaudited condensed consolidated financial statements be read in conjunction with its audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2022. Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

Principles of Consolidation — The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Accounting — The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the periods ended June 30, 2023 and 2022.

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

The Company derives its revenue from the sale of services offered through its HCOs, MPNs, utilization review, medical bill review, medical case management, lien representation, carve-outs, and Medicare set-aside. These services are billed individually as separate components to our customers. Services from which we generate fees include monthly and/or annual HCO and/or MPN administration, claim and network access, medical bill review, utilization review, medical case management, employee advocate, Medicare set-aside, workers’ compensation carve-outs, legal support, and lien service.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023

(Unaudited)

The Company enters arrangements for bundled managed care, standalone services, or add-on ancillary services which include various units of accounting such as network solutions and patient management, and managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis and are billed separately. The selling price for each unit of accounting is determined using the contract price. When the Company’s customers purchase several services, the pricing of the service sold is generally the same as if the services were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s services, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management services ratably over the life of the customer contract. Based upon prior experience in managed care, the Company estimates the deferral amount from when the customer’s claim is received to when the customer contract expires. Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.

Accounts Receivables and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by invoice date. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. To assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of situations where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts, and the overall national economy. At June 30, 2023 and December 31, 2022, bad debt reserves of $8,971 and $7,807, respectively, were maintained in a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible.

The percentages of the amounts due from major customers to total accounts receivable as of June 30, 2023 and December 31, 2022, are as follows:

	6/30/2023	12/31/2022
Customer A	33%	18%
Customer B	11%	7%
Customer C	-%	24%

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

During the periods ended June 30, 2023 and 2022, the Company had two customers, respectively, that individually accounted for more than 10% of its total sales. The following table sets forth the percentages of total sales attributable to those customers during those periods:

	6/30/2023	6/30/2022
Customer A	23%	26%
Customer B	10%	11%

Leases - The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company elected to exclude from its balance sheet recognition of leases having a term of 12 months or less. Lease expense is recognized on a straight-line basis over the lease term. See Note 2 for further information regarding the Company’s leases.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023

(Unaudited)

NOTE 2 - OPERATING LEASES

On April 1, 2022, the Company moved office locations from 1201 Dove Street, Suite 300 in Newport Beach, California to 19800 MacArthur Boulevard, Suite 306 & 307, in Irvine, California. This lease was to expire as of March 31, 2023, but was renewed on December 10, 2022, for an additional 12-month lease, with a new expiration of March 31, 2024. The Company elected to exclude from its balance sheet the recognition of leases having a term of 12 months or less.

Lease expenses were $10,730 and $11,372 during the three months ended June 30, 2023 and 2022, respectively; and $20,693 and $86,956 during the six months ended June 30, 2023 and 2022, respectively.

NOTE 3 - SHAREHOLDERS’ EQUITY

During the quarter ended June 30, 2023, our board of directors declared a special one-time cash dividend of $0.10 per share on each share of Company common stock outstanding at the record date of June 5, 2023. Pursuant to the rights provided in the Designation of Rights, Privileges and Preferences of Series A Preferred Stock dated December 27, 2019, holders of the Company’s Series A Preferred Stock participated in the dividend payment based on the number of shares of Series A Preferred Stock held on the record date. On the record date, June 5, 2023, we had 12,800,000 shares of common stock and 16,000 shares of Series A Preferred stock issued and outstanding.

As of June 30, 2023, we issued $1,281,600 in dividends with $170,616 of that amount remaining payable. This payable has been accrued and included in the dividend payable on the balance sheet.

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

Forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, many of which may be beyond our control. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and actual results could differ materially as a result of various factors. The following include some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

●	cost reduction efforts by our existing and prospective customers;

●	our ability to retain existing customers and to attract new customers;

●	delays, reductions, or cancellations of contracts we have previously entered;

●

the loss, ineffective management, malfunction (including those resulting from cybersecurity breaches), or increased costs of third-party-provided technologies and services on which our operations rely;

●	business combinations involving our customers or competitors;

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

For more detailed information about particular risk factors related to us and our business, see Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2023 (our “Annual Report”).

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

One should not place undue reliance on forward-looking statements. Forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and apply only as of the date of this quarterly report or the respective dates of the documents from which it incorporates by reference. Neither we nor any other person assumes any responsibility for the accuracy or completeness of forward-looking statements. Further, except to the extent required by law, we undertake no obligations to update or revise any forward-looking statements, whether as a result of new information, future events, or a change in events, conditions, circumstances, or assumptions underlying such statements, or otherwise. We may also make additional forward-looking statements from time to time. Any subsequent forward-looking statements, whether written or oral, made by us or on our behalf, are also expressly qualified by these cautionary statements.

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

In October 2021, we terminated the existence of IRC, MLS and PMHC and wound up those subsidiaries in an effort to simplify business procedures, bookkeeping and administrative structure, eliminate duplicative functions, and reduce costs. The business, assets, liabilities, and services of those entities were transferred to PHCO or its other subsidiaries. Medex now offers our Workers’ Compensation carve-out services previously provided by IRC and Medicare set-asides previously managed by MLS. MMC oversees the lien representation services previously offered by MLS.

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

Our core services focus on reducing medical treatment costs by enabling our customers to have control and oversight of the medical treatment of their injured employees to ensure treatment is timely and appropriate. This control is primarily obtained by participation in one of our medical provider networks. We hold several government-issued licenses to operate medical provider networks. Through Medex, we hold two of the total of four licenses issued by the state of California to establish and manage HCOs within the state of California. We also hold approvals issued by the state of California to act as an MPN and currently administer 27 MPNs. Our HCO and MPN programs provide our customers with provider networks within which the customer has some ability to direct the administration of the claim. This is designed to decrease the incidence of fraudulent claims and disability awards and ensure injured employees receive necessary back-to-work rehabilitation and training. Our medical bill and utilization review services provide oversight of medical billing and treatment requests, and our medical case management keeps workers’ compensation claims progressing to a resolution and assures treatment plans are aligned from a medical perspective.

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

Impact of COVID-19 on our Business

In February 2022, California passed the COVID-19 Supplemental Paid Sick Leave law (“CSPSL”). It provided employees paid leave for COVID-19 related reasons such as caring for themselves, family members, or for vaccine related appointments or illnesses caused by COVID-19 or the vaccine from January 1, 2022 through September 30, 2022. The CSPSL allowed employees to retroactively request reimbursement for qualifying leave or to use it towards future requests through September 30, 2022. Employers whose employees utilized CSPSL are ineligible for federal tax credits to offset the costs of providing the CSPSL. On September 29, 2022, California passed a bill that extended the CSPSL leave through December 31, 2022, and provides a supplemental paid sick leave relief grant program for employers for reimbursement of CSPSL. As of the date of this quarterly report, the CSPSL relief grant program is still in development and unavailable to apply for. When it becomes available, we intend to apply for reimbursement of CSPSL leave under the grant program.

While the CSPSL leave expired on December 31, 2022, we continue to have family, medical, and other types of leave available to employees under pre-existing Company policy. As of the date of this quarterly report, California has not passed additional COVID-19 related sick leave laws.

During the COVID-19 pandemic we largely converted to a remote working environment, which unlike much of the U.S. economy, has helped us maintain relatively steady employee recruitment and retention. Our maintenance of a successful remote environment has enabled us to keep relatively high employee morale and cohesive culture via technology. Our remote work environment has also allowed us to seek candidates in a wider range of locations, some of which have lower costs of living and lower wage norms, and, in turn, increase the quantity of qualified applicants available to us. While we cannot predict or control future labor trends in our industry, we believe that our solid recruitment practices and the opportunities presented by remote work will help us adapt to a changing workforce environment.

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

Key trends affecting results of operations

During the six months ended June 30, 2023 and 2022, COVID-19 continued to impact the businesses of our customers and our results of operations. For example, in the first quarter of 2022, our customers had a relatively large increase in COVID-19 related workers’ compensation claims due to the seasonality of the illness and as the economy opened back up and employees returned to their workplaces. Our HCO customers’ industries generally have a higher risk of exposure to COVID-19 and thus reported a greater number of COVID-19 related claims. As a result, HCO COVID-19 related claims remained elevated in the first nine months of 2022. Our MPN customers, whose industries were at a relatively lower risk for COVID-19 exposure had a large increase in reported COVID-19 related claims in the first quarter of 2022 but declined again during the second quarter of 2022. During the first two quarters of 2023, COVID-19 related claims have remained low, and we have realized minimal related revenues, as a result. We anticipate that revenues related to COVID-19 related claims will remain low through the remainder of 2023.

During 2022, the increased volume of COVID-19 related workers’ compensation claims resulted in temporary increases in our revenues generated from claim network and medical case manager fees, particularly during the first quarter of 2022. However, that trend began reversing during the second quarter of 2022, as the severity and frequency of the illness declined and California Sick Paid Leave “CSPSL” ended paid time off for COVID-19 related illnesses, which we believe also has contributed to lower reporting of COVID-19 related illnesses.

COVID-19 related workers’ compensation claims have generally remained minimal since the fourth quarter of 2022. The relative declines in COVID-19 related workers’ compensation claims have resulted in lower revenues generated from claim network and medical case management fees when comparing the three and six month periods of 2023 with 2022. Because we believe COVID-19 related workers’ compensation claims have stabilized at their current minimal levels, we do not expect further material declines in COVID-19 related workers’ compensation claims and related revenues.

During the second quarter of 2023, we saw an increase in the number of employees enrolled in our HCO and MPN programs. The enrollment numbers in our HCO and MPN programs generally correlate with general economic conditions and the size and activities of our customers’ workforce. If economic conditions become challenging, including from the effects of inflationary pressures, elevated interest rates, and challenging labor market conditions, our customers may reduce their workforce, in which case we would expect a decline in the number of employees enrolled in our HCO and MPN programs in future periods and in related revenues.

During the fourth quarter of 2022 and through the first quarter of 2023, we experienced difficulties when transitioning between new software vendors for our utilization review and medical case management services. Throughout these software transitions, our automated processes had to be performed manually, which caused delays in providing services and invoicing our customers, reduced productivity and resulted in additional outsourcing costs. Our net income was adversely impacted in the first quarter of 2023 as a result of the interruptions and costs associated with these software transition difficulties. However, during the second quarter of 2023 some of the issues were resolved and we expect the remaining issues will be resolved with further planned enhancements. As a result of the recent software resolutions, as of the date of this quarterly report, the delayed invoicing problems have been addressed, much of the related outstanding accounts receivable has decreased, and there has been an increase in utilization review and medical case management productivity.

As previously disclosed in our Annual Report, Fortra, LLC, the third-party vendor that provides the GoAnywhere managed file transfer as a service system (MFTaaS), experienced a data security incident that affected many of Fortra’s customers, including the Company. As of the date of this quarterly report, this incident has not caused a material interruption of our business operations. Our investigation into the details of this incident is ongoing, but to the extent we discover further details of the data accessed, we will provide the appropriate notifications to any individuals affected by the incident, as well as to government and regulatory agencies as required by federal and state law. We have incurred expenses, and may incur in the future expenses and losses, related to this incident, some of which may not be covered by cyber liability insurance. Further, because of the ongoing nature of our investigation into this incident and current unknown, an estimate of the impact on our business, results of operations and other potential liabilities cannot be made.

Revenue

We derive revenue from fees charged for access to our HCO and MPN provider networks, claim network fees, HCO/MPN network administration, medical bill review, utilization review, medical case management, Medicare set-asides, and network access.

HCO

HCO revenue is generated from fees charged to our employer customers for claim network fees to access our HCO networks, employee enrollment into our HCO program, program administration, custom network fees, annual and new hire notifications, and fees for other ancillary services they may select.

MPN

Like HCO revenue, MPN revenue is generated from fees charged to our employer customers for claim network fees to access our MPN networks, custom network fees, and program administration. Unlike HCOs, MPNs do not require annual and new hire notifications; rather, MPNs are only required to provide a notice to an injured employee at the time the employer is notified by the injured employee that an injury occurred.

Medical bill review

California and many other states have established fee schedules for the maximum allowable fees payable under workers’ compensation for a variety of procedures performed by medical providers. Many procedures, however, are not covered under the fee schedules, such as hospital bills, which still require review and negotiation. Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement. Our medical bill review services include coding review and re-bundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements. Our medical bill review services can result in significant savings for our customers. Revenue for medical bill reviews is generated based on a set fee per medical bill reviewed and a percentage of savings. Hospital bill review services generate revenue on a percentage of savings off the official medical fee schedule (OMFS) set by the California Department of Industrial Relations, usually with a negotiated cap on the maximum amount we can charge for a hospital bill review.

Medical case management

Medical case management oversees the injured employees’ medical treatment to ensure that it progresses to a resolution and assures treatment plans are aligned from a medical perspective. Medical oversight is a collaborative process that assesses, evaluates, coordinates, implements and monitors medical treatment plans and the options and services required to meet an injured worker’s health needs. Our medical case management services are performed by nurses who are credentialed by the state and have expertise in various clinical areas and backgrounds in workers’ compensation matters. We work to manage the number of nurses in our program to maintain our ratio of claims per nurse at a level that ensures timely and appropriate medical care is given to the injured worker and facilitates faster claim closures for our customers. We also offer employee advocate services, which is similar to medical case management in that it utilizes our medical case managers who provide similar services; however, the medical case manager is an advocate of the employee. We generate revenue from these services when we receive a workers’ compensation claim and a medical case manager is assigned to oversee the injured workers’ medical treatment, with billing based on the number of hours a medical case manager works on the claim.

Utilization review

Utilization review is the review of medical treatment requests by providers to provide a safeguard for employers and injured employees against unnecessary or inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, and timeliness of treatment. Its purpose is to reduce employer liability for medical costs that are not medically appropriate or approved by the relevant medical and legal authorities and the payor. We generate revenue when we receive a request for authorization of treatment from a claims adjuster. We bill by the number of treatment requests and the level of expertise of the reviewer required to approve, modify, or deny the request.

Other

Other revenue consists of revenue derived from network access fees charged for network access for preferred provider organizations, lien representation, ancillary legal support services, Medicare set-aside and Workers’ Compensation carve-out services.

The following table sets forth, for the quarters ended June 30, 2023 and 2022, the percentage each revenue item identified in our unaudited condensed consolidated financial statements contributed to total revenue during the respective period.

	2023	2022
HCO	23%	19%
MPN	10%	10%
Medical bill review	6%	8%
Medical case management	23%	30%
Utilization review	36%	30%
Other	2%	3%

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

Outsource service fees

Outsource service fees consist of costs incurred by our subsidiaries by partially outsourcing utilization review, medical bill review, administrative services for medical case management and Medicare set-aside services and typically tend to increase and decrease in correlation with customer demand for those services.

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

The following table sets forth, for the quarters ended June 30, 2023 and 2022, the percentage each expense item identified in our unaudited condensed consolidated financial statements contributed to total expense during the respective period.

	2023	2022
Depreciation	1%	1%
Bad debt provision	-%	-%
Consulting fees	5%	5%
Salaries and wages	54%	56%
Professional fees	8%	6%
Insurance	6%	6%
Outsource service fees	15%	11%
Data maintenance fees	3%	4%
General and administrative	8%	11%

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following represents selected components of our consolidated results of operations for the three-month periods ended June 30, 2023 and 2022, respectively, together with changes from period-to-period:

	For three months ended June 30,
	2023	2022	Amount Change	% Change
Revenues:
HCO	$294,157	$269,311	$24,846	9%
MPN	131,292	145,319	(14,027)	(10%)
Medical bill review	85,257	113,555	(28,298)	(25%)
Medical case management	297,705	414,658	(116,953)	(28%)
Utilization review	464,119	422,936	41,183	10%
Other	26,364	34,672	(8,308)	(24%)
Total revenues	1,298,894	1,400,451	(101,557)	(7%)

Expense:
Depreciation	9,337	9,297	40	-%
Bad debt provision	934	-	934	100%
Consulting fees	60,563	56,206	4,357	8%
Salaries and wages	626,532	686,240	(59,708)	(9%)
Professional fees	101,101	79,774	21,327	27%
Insurance	65,115	75,211	(10,096)	(13%)
Outsource service fees	171,523	132,820	38,703	29%
Data maintenance	30,752	46,313	(15,561)	(34%)
General and administrative	87,919	141,472	(53,553)	(38%)
Total expenses	1,153,776	1,227,333	(73,557)	(6%)

Income from operations	145,118	173,118	(28,000)	(16%)

Other income (expense)
Interest income	100,158	-	100,158	100%
Total other income (expense)	100,158	-	100,158	100%

Income before taxes	245,276	173,118	72,158	42%
Income tax provision	68,849	48,594	20,255	42%

Net income	$176,427	$124,524	$51,903	42%

Revenue

HCO

During the three-month period ended June 30, 2023, HCO revenue increased 9%, compared to the same period in the prior year. The increase in HCO revenue was from an increased number of monthly and annual HCO enrollees and related administration and notification fees. The increase was partially offset by decreases in claim network fees due to fewer COVID-19 and other non-COVID-19 related workers’ compensation claims compared with the second quarter of 2022, when we were experiencing a temporary increase in COVID-19 related claims. Because we believe COVID-19 related claims have stabilized at a minimal level, we expect HCO revenues from COVID-19 related claims to remain low.

MPN

MPN revenue for the three-month period ended June 30, 2023, decreased by 10%, compared to the same period in the prior year. The decrease in revenue was largely attributable to a decrease in the number of COVID-19 and non-COVID-19 related workers’ compensation claims from which we generated claim network fee revenue when comparing the second quarters of 2022 and 2023, as well as a loss of a customer in the second quarter of 2023. During the second quarter of 2022, COVID-19 related claims accounted for 11% of the quarter’s revenues for MPN claim network fees. Since then, COVID-19 related claims have stabilized at minimal levels, and as a result we expect MPN revenues from COVID-19 related claims to remain low. The decrease in MPN revenue was partially offset by increases in the number of enrollees into our monthly MPN program.

Medical bill review

During the three-month period ended June 30, 2023, medical bill review revenue decreased by 25%, compared to the same period in the prior year. The decrease was primarily due to fewer hospital and non-hospital bills reviewed and the loss of two customers in the second quarter of 2023. The decrease was partially offset by the addition of a new customer in the fourth quarter of 2022.

Medical case management

During the three-month period ended June 30, 2023, medical case management revenue decreased 28%, compared to the same period in the prior year. The decrease was attributable to a decline in COVID-19 related claims in relation to the same period of 2022 and a decline in non-COVID-19 related claims from existing customers. During the pandemic, some of our customers opted to have COVID-19 related claims assigned a medical case manager regardless of severity of the illness, and the trend continued into the third quarter of 2022. Due largely to the severity and frequency of COVID-19 claims declining since the third quarter of 2022, our customers have stopped requiring a medical case manager to be assigned to those claims, which has adversely impacted medical case management revenues. The decrease was partially offset by increases in revenue generated from our employee advocate program. We expect medical case management revenues from COVID-19 related claims to remain low as fewer COVID-19 related claims are being reported and the severity of the illness does not require a medical case manager.

Utilization review

During the three-month period ended June 30, 2023, utilization review revenue increased 10%, compared to the same period in the prior year. The increase in utilization review revenue was due to the addition of a new customer in the fourth quarter of 2022 and increases in utilization reviews referrals for existing customers, partially offset by a decrease due to the loss of a customer in the second quarter of 2023.

Other

Other revenue for the three-month period ended June 30, 2023, decreased 24%, compared to the same period in the prior year. The decrease was mainly attributable to decreases in the number of referrals for Medicare set-aside and network access fees.

Expenses

Total expenses for the three-month period ended June 30, 2023, decreased 6%, compared to the same period in the prior year. Salaries and wages decreased $59,708, general and administrative decreased $53,553, data maintenance decreased $15,561, and insurance decreased $10,096. Outsource service fees increased $38,703, professional fees increased $21,327, as well as increases in other expenses.

Consulting fees

During the three months ended June 30, 2023, consulting expenses increased 8%, compared to the three-month period ended June 30, 2022, due to increased information systems and marketing expenses.

Salaries and wages

During the three months ended June 30, 2023, salaries and wages decreased 9%, compared to the three months ended June 30, 2022. The decrease was due to a decrease in the number of our employees, partially offset by increases in wages and salaries for our existing employees.

Professional fees

During the three months ended June 30, 2023, professional fees increased 27%, compared to the three months ended June 30, 2022. The increase in professional fees was primarily the result of fees incurred in legal and field medical case management fees, partially offset by decreases in other professional fees.

Insurance

During the three months ended June 30, 2023, insurance expenses decreased 13%, compared to the same period the prior year due to decreases in business insurance related to our move to a smaller office, partially offset by increases in health insurance costs for employees.

Outsource service fees

During the three months ended June 30, 2023, outsource service fees increased 29%, compared to the three months ended June 30, 2022. The increase in outsource service fees was attributable to an increased demand for our services for our HCO program, Medicare set-asides, utilization review, and field medical case management. The increase was partially offset by decreases in the outsourced services for medical bill review due to fewer medical bills reviewed and the completion of an HCO project in the first quarter of 2023. We anticipate outsource service fees will decrease due to the completion of the HCO project, and further decrease once our operational software for utilization review and medical case management is fully operational. Our outsourcing and related fees will continue to correspond with the level of medical bill review, utilization review, enrollees in our HCO program, certain field medical case management and Medicare set-aside services we provide in the future.

Data maintenance

During the three months ended June 30, 2023, data maintenance fees decreased 34%, compared to the three months ended June 30, 2022. The decrease in data maintenance fees was due to the expenses booked in the first quarter of 2023 instead of the second quarter of 2023 due to a customer delay in providing their employee data. We do not expect data maintenance fees to decrease in future quarters due to this issue.

General and administrative

General and administrative expenses decreased by 38% during the three months ended June 30, 2023, compared to the same period in 2022. The decrease was primarily due to decreases in IT enhancement, office rent, licenses and permits, telephone, meals/travel, as well as decreases in other expenses related to moving to a smaller office at the end of the first quarter in 2022. The decrease in IT enhancement was due to a one-time credit for IT enhancement as a result of a resolution to a bill dispute. The decrease was partially offset by increases in vacation expenses, dues and subscriptions, miscellaneous, and advertising and marketing expenses.

While we anticipate certain general and administrative expenses will remain lower in the long-term, such as office rent, internet, and telephone, as a result of changes to our business operations in response to COVID-19, we expect other general and administrative expenses, such as IT enhancements, hardware and other technology-related expenses will remain at higher than historic levels in future periods.

Income from Operations

During the three-month period ended June 30, 2023, income from operations was $145,118, compared to $173,118 during the same period in 2022. As a result of the $101,557 decrease in revenues and $73,557 decrease in expenses, our income from operations decreased $28,000, or 16% during the three-month period ended June 30, 2023, when compared to the same period in 2022.

Other Income (Expense)

In the second quarter of 2023, we had interest income of $100,158 from our investment in U.S. Treasury bills which matured on June 8, 2023, compared to $0 in interest income in the same period in 2022. On June 9, 2023, we reinvested $7,642,981 into U.S. Treasury bills that will mature on December 7, 2023. The total interest earned in U.S. Treasury bills that matured on June 8, 2023, was $229,818, of which $202,693 was recognized during the current period. Noncash interest earned on the U.S. Treasury bills which were purchased on June 9, 2023, was $24,405. We anticipate continued net income from the interest earned on our current investment in U.S. Treasury bills.

Income Tax Provision

We realized a $68,849, or 42%, increase in our income tax provision during the three-month period ended June 30, 2023, compared to the three-month period ended June 30, 2022. The increase in income tax provision was attributable to the interest income from our investment in U.S. Treasury bills that matured on June 8, 2023.

Net Income

During the three-month period ended June 30, 2023, we realized a 7% decrease in total revenues, a 6% decrease in total expenses, a 100% increase in interest income, and a 42% increase in our provision for income tax when compared to the same period in 2022. The increase in interest income of $100,158 was the result of interest earned on our U.S. Treasury bill investments during the three-month period ended June 30, 2023, whereas we had no interest income during the same period of 2022. Due in large part to the increase in interest income, we realized a net increase of $51,903, or 42%, in net income during the three-month period ended June 30, 2023, compared to the three-month period ended June 30, 2022. We expect to have continued lower revenues for the remaining quarters of 2023 when compared to the same periods in 2022, due to the continued effects of our loss of customers and the decline in COVID-19 related revenues from their peak in 2022. This trend will continue to materially impact our net income during the balance of fiscal 2023 and potentially into 2024, although we anticipate that the losses will be partially offset by the expansion of our employee advocate program, increases in our utilization review demand, and interest earned on our investments. Generally, new customers are added throughout the year and other customers terminate our services for a variety of reasons. We have no assurances that we will continue to add new customers.

Comparison of six months ended June 30, 2023 and 2022

The following represents selected components of our consolidated results of operations for the six-month periods ended June 30, 2023 and 2022, respectively, together with changes from period-to-period:

	For six months ended June 30,
	2023	2022	Amount Change	% Change
Revenues:
HCO	$572,479	$630,279	$(57,800)	(9%)
MPN	260,386	293,930	(33,544)	(11%)
Medical bill review	175,042	233,892	(58,850)	(25%)
Medical case management	630,078	833,420	(203,342)	(24%)
Utilization review	909,831	777,892	131,939	17%
Other	63,721	58,421	5,300	9%
Total revenues	2,611,537	2,827,834	(216,297)	(8%)

Expense:
Depreciation	18,716	13,492	5,224	39%
Bad debt provision	1,164	4,783	(3,619)	(76%)
Consulting fees	116,817	110,161	6,656	6%
Salaries and wages	1,288,756	1,319,612	(30,856)	(2%)
Professional fees	174,203	146,638	27,565	19%
Insurance	148,596	158,877	(10,281)	(6%)
Outsource service fees	349,282	276,598	72,684	26%
Data maintenance	64,754	56,502	8,252	15%
General and administrative	221,675	305,944	(84,269)	(28%)
Total expenses	2,383,963	2,392,607	(8,644)	-%

Income from operations	227,574	435,227	(207,653)	(48%)

Other income (expense)
Interest Income	199,974	-	199,974	100%
Total other income (expense)	199,974	-	199,974	100%

Income before taxes	427,548	435,227	(7,679)	(2%)
Income tax provision	120,012	122,168	(2,156)	(2%)

Net income	$307,536	$313,059	$(5,523)	(2%)

The following table sets forth, for the six months ended June 30, 2023 and 2022, the percentage each revenue item identified in our unaudited condensed consolidated financial statements contributed to total revenue during the respective period.

	2023	2022
HCO	22%	22%
MPN	10%	10%
Medical bill review	7%	8%
Medical case management	24%	30%
Utilization review	35%	28%
Other	2%	2%

HCO

During the six-month period ended June 30, 2023, HCO revenue decreased 9%, compared to the same period in the prior year. The decrease in HCO revenue was due to a reduction in HCO claim network fees from fewer COVID-19 related workers’ compensation claims when compared to the same six-month period of 2022. During the six-month period ended June 30, 2022, claim network revenue accounted for 51% of the HCO revenues; of which COVID-19 related claims accounted for 29% of the claim network revenue due to a temporary increase in reported COVID-19 related claims. During the first three quarters of 2022, our HCO customers had an increased frequency of COVID-19 related claims due to the nature of their industries, and as a result related revenue remained higher through the end of the third quarter of 2022. Since the fourth quarter of 2022, COVID-19 related claims have been minimal and stable; thus revenues for COVID-19 related claim network fees have had little impact on the results of the six-month period ending June 30, 2023. As such, we expect HCO revenues from COVID-19 related claims to remain low. The HCO revenue decrease during this period was offset by increases in HCO enrollment and notification fees related to an increase in the number of enrolled employees.

MPN

During the six-month period ended June 30, 2023, MPN revenue decreased by 11%, compared to the same period in the prior year. During the first quarter of 2022, 50% of MPN claim network fees were from COVID-19 related claims and accounted for 35% of MPN claim network fees for the six-month period ended June 30, 2022. Since the second quarter of 2022, MPN claim network fees for COVID-19 related claims have been minimal, as the amount of COVID-19 related claims has stabilized at a low level. Therefore, the decrease in MPN revenue comparing the sixth-month periods ended June 30, 2023 and 2022, was primarily attributable to the decrease in COVID-19 related MPN claim network fees since the first quarter of 2022. With the stabilization of COVID-19 related claims at a minimal level, we expect MPN revenues from COVID-19 related claims to remain low. The decrease in MPN revenue during the sixth-month period ended June 30, 2023, was partially offset by increases in the number of enrollees into our monthly MPN program.

Medical bill review

During the six-month period ended June 30, 2023, medical bill review revenue decreased by 25%, compared to the same period in the prior year. The decrease was due to fewer hospital and non-hospital bills reviewed for customers and the loss of two customers in the second quarter of 2023. The decrease was partially offset by the addition of a new customer in the fourth quarter of 2022.

Medical case management

During the six-month period ended June 30, 2023, medical case management revenue decreased 24%, compared to the same period in the prior year. The decrease was attributable to a decline in COVID-19 related claims in relation to the same period of 2022 and fewer medical case management claims from existing customers. During the pandemic, some of our customers opted to have COVID-19 related claims assigned a medical case manager regardless of severity of the illness, which was a trend that continued into the third quarter of 2022. Due largely to the severity and frequency of COVID-19 claims declining since the third quarter of 2022, our customers have stopped requiring a medical case manager to be assigned to those claims, which has adversely impacted medical case management revenues. The decrease in medical case management was partially offset by increases in revenue generated from our employee advocate program. We expect medical case management revenues from COVID-19 related claims to remain low as fewer COVID-19 related claims are being reported and the severity of the illness often does not require a medical case manager.

Utilization review

During the six-month period ended June 30, 2023, utilization review revenue increased 17%, compared to the same period in the prior year. The increase in utilization review revenue was due to more referrals for utilization reviews from existing customers and the addition of a new customer in the fourth quarter of 2022, partially offset by decreases due to the loss of a customer in the second quarter of 2023.

Other

Other revenue for the six-month period ended June 30, 2023, increased 9%, compared to the same period in the prior year. The increase was attributable to receiving more referrals for Medicare set-aside and network access fees.

Expenses

Total expenses for the six-month period ended June 30, 2023 had no material change compared to the same period in the prior year. General and administrative expenses decreased $84,269 and salaries and wages decreased $30,856, which were partially offset by increases in outsource service fees of $72,684, professional fees of $27,565 and other expenses.

The following table sets forth, for the six months ended June 30, 2023 and 2022, the percentage each expense item identified in our unaudited condensed consolidated financial statements contributed to total expense during the respective period.

	2023	2022
Depreciation	1%	1%
Bad debt provision	-%	-%
Consulting fees	5%	5%
Salaries and wages	54%	55%
Professional fees	7%	6%
Insurance	6%	6%
Outsource service fees	15%	12%
Data maintenance fees	3%	2%
General and administrative	9%	13%

Depreciation

During the six-month period ended June 30, 2023, depreciation expenses increased 39%, compared to the six-month period ended June 30, 2022. The increase was primarily due to depreciating fixed assets that were purchased in the last twelve months.

Bad debt provision

During the six-month period ended June 30, 2023, bad debt provision expenses decreased 76%, as a result of our customers making timely payments.

Consulting fees

During the six-month period ended June 30, 2023, consulting expenses increased 6%, compared to the six-month period ended June 30, 2022, due to additional consulting services for information systems and marketing.

Professional fees

During the six-month period ended June 30, 2023, professional fees increased 19%, compared to the six-month period ended June 30, 2022. The increase was the result of fees incurred in providing our field medical case management service and additional legal fees, partially offset by decreases in other professional fees.

Insurance

During the six-month period ended June 30, 2023, insurance expenses decreased 6%, due to decreases in business insurance as a result of moving to a smaller office, partially offset by increases in health insurance costs for employees.

Outsource service fees

During the six months ended June 30, 2023, outsource service fees increased 26%, compared to the six months ended June 30, 2022. The increase in outsource service fees was attributable to a project in our HCO department, increased demand for HCO services, and outsourcing certain functions normally performed by our operational software during transition of that software, which primarily affected the first quarter of 2023, as well as increased demand for our Medicare set-aside, utilization review, and field medical case management services. The increase was partially offset by decreases in outsourced services for medical bill review due to fewer medical bills reviewed. We anticipate outsource service fees will decrease due to the completion of the HCO project, and further decrease once our operational software for utilization review and medical case management is fully operational. Our outsourcing and related fees will continue to correspond with the level of medical bill review, utilization review, certain field medical case management services and Medicare set-aside services.

Data maintenance

During the six months ended June 30, 2023, data maintenance fees increased 15%, compared to the six months ended June 30, 2022. The increase in data maintenance fees was due to increases in our customers’ employee counts for enrollment into our HCO, which resulted in increases in correlated data maintenance fees.

General and administrative

General and administrative expenses decreased by 28% during the six-month period ended June 30, 2023, compared to the same period of 2022. The decrease was primarily due to decreases in office rent, a one-time credit for IT enhancement as a result of a resolution to a bill dispute, decreases in telephone, licenses and permits, meals/travel, and miscellaneous expenses relating to moving to a smaller office at the end of the first quarter in 2022. The decrease was partially offset by increases in dues and subscriptions, vacation expenses, advertising and marketing, auto expenses, parking, and postage and delivery.

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

Income from Operations

As a result of the 8% decrease in total revenue during the six-month period ended June 30, 2023 and no material change in total expenses during the same period, our income from operations decreased $207,653, or 48%, during the six-month period ended June 30, 2023, when compared to the same period in the prior year.

Other Income (Expense)

During the six-month period ended June 30, 2023, we had interest income of $199,974 from our investment in U.S. Treasury bills which matured on June 8, 2023. The total interest earned in U.S. Treasury bills that matured on June 8, 2023, was $229,818, of which $202,693 was recognized during the current period. On June 9, 2023, we reinvested $7,642,981 in U.S. Treasury bills with a maturity date of December 7, 2023. The noncash interest earned on the U.S. Treasury bills purchased on June 9, 2023, was $24,405. We anticipate continued net income from the interest earned on our current investment in U.S. Treasury bills.

Income Tax Provision

We realized a decrease in our income tax provision of $2,156, or 2%, during the six-month period ended June 30, 2023, compared to the same period in the prior year, because of the decrease in income before taxes realized.

Net Income

During the six-month period ended June 30, 2023, we realized an 8% decrease in total revenues, no material change in total expenses, 100% increase in interest income and a 2% decrease in our provision for income tax when compared to the same period in the prior year. Due in large part to the increase in interest income, we realized net income of $307,536, a 2% decrease in net income during the six-month period ended June 30, 2023, compared to the same period in the prior year. Decreases in revenues were offset by interest income of $199,974 from the interest earned on our U.S. Treasury bill investments during the six-month period ended June 30, 2023. We expect continued lower revenues for the remaining quarters of 2023 when compared to the same periods in 2022, but also that interest income from our investments will continue to partially offset any decreases in revenue. We expect that the loss of customers and the decline in COVID-19 related revenues will substantially impact our net income during the balance of fiscal 2023 and potentially into 2024, but that the losses will be partially offset by the expansion of our employee advocate program, increases in our utilization review demand, and interest earned on our investments. Generally, new customers are added throughout the year and other customers terminate from the program for a variety of reasons. We have no assurances that we will continue to add new customers.

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

We have focused on reducing other operating expenses while maintaining our ability to provide the high-quality services to which our customers are accustomed. For example, in April 2022 our office lease in Newport Beach, California expired, and we entered into a 12-month lease for a smaller office space in Irvine, California. In December 2022, we renewed the new office space lease for an additional 12-month period which will expire March 31, 2024. As a result of relocating to a smaller office and continuing to have our employees work remotely, we have decreased the operating costs for office expenses, but have utilized some of those savings to enhance our IT security as well as other IT enhancements.

We currently have planned certain capital expenditures to replace our laptops and ancillary devices due to their age and as part of our ongoing continuity plan. We anticipate investing activities will continue throughout 2023 as we replace aging software, computer equipment, and further enhance our IT security. We anticipate these costs will be significant, but believe we have adequate capital on hand to cover these expenses. We do not anticipate these expenditures will require us to seek outside sources of funding.

During the six months ended June 30, 2023, we realized net income of $307,536, as a result of interest income from our investment in U.S. Treasury bills and income from operations during that period. As of June 30, 2023, we had $2,296,207 cash on hand compared to $2,036,432 at December 31, 2022. The $259,775 increase in cash on hand was largely due to decreases in accounts receivable and decreases in accounts payable, related to our utilization review and medical case management services software transition problems and the resolution of a bill dispute with a vendor, respectively. Management currently believes that absent (i) additional software issues, (ii) the loss of a major customer, (iii) increases in or sustained inflation, (iv) an increased or longer-term downturn in the general economy, or (v) any unanticipated further adverse impacts related to COVID-19, cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses for at least the next twelve months.

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

Cash Flow

For the six months ended June 30, 2023, cash was primarily used for the issuance of the one-time cash dividend in June 2023, and to fund operations. During the six months ended June 30, 2023, cash used in financing activities consisted of a one-time cash dividend paid in June 2023. We had a net increase in cash of $259,775 and $323,286, during the six-month period ended June 30, 2023 and 2022, respectively. See below for additional discussion and analysis of cash flow.

	For the six months ended June 30,
	2023 (unaudited)	2022 (unaudited)

Net cash provided by operating activities	$266,778	$340,452
Net cash provided by (used in) investing activities	1,103,981	(17,166)
Net cash used in financing activities	(1,110,984)	-

Net increase in cash	$259,775	$323,286

During the six months ended June 30, 2023, net cash provided by operating activities was $266,778 and $340,452 in the same period of 2022. The decrease in cash flow from operations during the first two quarters of 2023 was the result of realizing lower net income coupled with increases in income tax payable, prepaid income tax, accrued expenses, unearned revenue, and other assets, partially offset by decreases in accounts payable, accounts receivable, and prepaid expenses. A large portion of the decrease in accounts receivable was due to customers paying the outstanding invoices stemming from the problems in transitioning our operational software for utilization review and medical case management.

Net cash provided by investing activities was $1,103,981 during the six-month period ended June 30, 2023, and $17,166 used by investing activities during the six-month period ended June 30, 2022. The increase in net cash provided by investing activities was due to the U.S. Treasury bills maturing partially offset by the investment in new U.S. Treasury bills. We recognized interest of $202,693 for interest earned on our investments during the six months ended June 30, 2023. We expect net cash used in investing activities to increase through 2023 and 2024 as we plan to update our current computer equipment.

During the six months ended June 30, 2023 net cash used in financing activities was $1,110,984, which was the net amount of the declaration of the one-time cash dividend paid in June 2023 of the $1,281,600 and $170,616 in dividend payables. We did not engage in any financing activities during the six months ended June 30, 2022.

Off-Balance Sheet Financing Arrangements

As of June 30, 2023, we had no off-balance sheet financing arrangements.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes. Because of the inherent uncertainty in making estimates and judgments, actual results could differ from our estimates and judgments. Our critical accounting policies are disclosed in Note 2, Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report and Note 1 and Note 2 to the Notes to the Condensed Consolidated Financial Statements in this quarterly report.

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

We must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our past experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. At June 30, 2023, two customers accounted for 10% or more of accounts receivable compared to two customers at June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed in Part I, Item 1A, Risk Factors in our Annual Report.

Item 6. Exhibits

Exhibits. The following exhibits are filed or furnished, as applicable, as part of this quarterly report:

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

Exhibit 101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) the Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the Three and Six Months Ended June 30, 2023 and 2022, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) the cover page.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	August 18, 2023	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	August 18, 2023	/s/ Kristina Kubota
Kristina Kubota Chief Financial Officer