Form 10-Q
period 2023-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2023-11-14
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 14, 2023, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$2,359,882	$2,036,432
Investments	7,769,403	8,748,435
Accounts receivable, net of allowance of $9,302 and $7,807	832,826	934,990
Receivable – other	-	3,000
Prepaid income tax	82,000	-
Prepaid expenses	189,445	175,355
Total current assets	11,233,556	11,898,212

Property and Equipment, net
Computer equipment	259,334	256,500
Furniture and fixtures	21,620	20,328
Total property and equipment	280,954	276,828
Less: accumulated depreciation and amortization	(207,075)	(179,423)
Net property and equipment	73,879	97,405
Operating lease right-of-use assets, net	-	50,137
Other assets	7,110	6,602
Total Assets	$11,314,545	$12,052,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$121,925	$263,022
Accrued expenses	314,687	332,551
Income tax payable	193,258	3,132
Dividends payable	109,333	37,000
Operating lease liabilities, current portion	-	39,620
Unearned revenue	37,315	33,544
Total current liabilities	776,518	708,869

Long Term Liabilities
Operating lease liabilities, long term portion	-	10,517
Deferred tax liabilities	15,679	15,679
Total Liabilities	$792,197	$735,065

Commitments and Contingencies	-	-

Stockholders’ Equity
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding	16	16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	10,093,475	10,888,418
Total stockholders’ equity	10,522,348	11,317,291
Total Liabilities and Stockholders’ Equity	$11,314,545	$12,052,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended September 30,		For nine months ended September 30,
	2023	2022	2023	2022
Revenues:
HCO	$373,280	$354,913	$945,759	$985,192
MPN	132,403	128,297	392,789	422,227
Medical bill review	90,988	99,418	266,030	333,310
Medical case management	292,195	384,657	922,273	1,218,077
Utilization review	451,167	443,049	1,360,998	1,220,941
Other	36,006	43,663	99,727	102,084
Total revenues	1,376,039	1,453,997	3,987,576	4,281,831

Expenses:
Depreciation	8,936	9,661	27,652	23,153
Bad debt provision	1,265	(5,520)	2,429	(737)
Consulting fees	56,418	56,148	173,235	166,309
Salaries and wages	638,288	699,026	1,927,044	2,018,638
Professional fees	89,677	76,065	263,880	222,703
Insurance	81,003	79,974	229,599	238,851
Outsource service fees	180,579	156,677	529,861	433,275
Data maintenance	4,524	2,898	69,278	59,400
General and administrative	168,344	112,135	390,019	418,079
Total expenses	1,229,034	1,187,064	3,612,997	3,579,671

Income from operations	147,005	266,933	374,579	702,160

Other income (expense)
Interest income	102,017	-	301,991	-
Total other income (expense)	102,017	-	301,991	-

Income before taxes	249,022	266,933	676,570	702,160
Income tax provision	(69,901)	(74,928)	(189,913)	(197,096)

Net income	$179,121	$192,005	$486,657	$505,064

Basic earnings per share:
Earnings per share amount	$0.01	$0.02	$0.04	$0.04
Basic common shares outstanding	12,800,000	12,800,000	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.01	$0.01	$0.04	$0.04
Fully diluted common shares outstanding	12,816,000	12,816,000	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2021	16,000	$16	12,800,000	$12,800	$416,057	$10,395,532	$10,824,405
Net Income	-	-	-	-	-	188,535	188,535
Balances at March 31, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,584,067	$11,012,940
Net Income	-	-	-	-	-	124,524	124,524
Balances at June 30, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,708,591	$11,137,464
Net Income	-	-	-	-	-	192,005	192,005
Balances at September 30, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,900,596	$11,329,469

Balances at December 31, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,888,418	$11,317,291
Net Income	-	-	-	-	-	131,109	131,109
Balances at March 31, 2023	16,000	$16	12,800,000	$12,800	$416,057	$11,019,527	$11,448,400
Net Income	-	-	-	-	-	176,427	176,427
Common stock cash dividends paid	-	-	-	-	-	(1,280,000)	(1,280,000)
Preferred stock cash dividends paid	-	-	-	-	-	(1,600)	(1,600)
Balances at June 30, 2023	16,000	$16	12,800,000	$12,800	$416,057	$9,914,354	$10,343,227
Net Income	-	-	-	-	-	179,121	179,121
Balances at September 30, 2023	16,000	$16	12,800,000	$12,800	$416,057	$10,093,475	$10,522,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$486,657	$505,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,652	23,153
Bad debt provision	2,429	(737)
Noncash interest on investments	(126,422)	-

Changes in operating assets and liabilities:
Decrease in accounts receivable	99,735	64,657
Decrease in deferred rent assets	-	10,055
Increase in prepaid expenses	(14,090)	(60,359)
Decrease in income taxes receivable	-	19,779
Decrease in receivable - other	3,000	-
Increase in prepaid income tax	(82,000)	-
(Increase) decrease in other assets	(508)	20,186
(Decrease) increase in accounts payable	(141,097)	44,438
Decrease in accrued expenses	(17,864)	(68,221)
Increase in unearned revenue	3,771	6,979
Increase in income tax payable	190,126	7,316
Net cash provided by operating activities	431,389	572,310

Cash flows from investing activities:
Proceeds from investments	8,748,435	-
Purchase of investments	(7,642,981)	-
Purchase of furniture and office equipment	(4,126)	(17,619)
Net cash provided by (used in) investing activities	1,101,328	(17,619)

Cash flows from financing activities:
Issuance of cash dividend	(1,209,267)	-
Net cash used in financing activities	(1,209,267)	-
Increase in cash	323,450	554,691

Cash at beginning of period	$2,036,432	$10,085,372
Cash at end of period	$2,359,882	$10,640,063

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$82,000	$170,000

Non-cash investing and financing activities:
Dividends payable	$72,333	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations. The information furnished in these unaudited condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, the Company recommends these unaudited condensed consolidated financial statements be read in conjunction with its audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2022. Operating results for the nine-month period ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

Principles of Consolidation — The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Accounting — The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the periods ended September 30, 2023 and 2022.

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

The Company derives its revenue from the sale of services offered through its HCOs, MPNs, medical bill review, medical case management, employee advocate, utilization review, workers’ compensation carve-outs, and Medicare set-aside. These services are billed individually as separate components to our customers. Services from which we generate fees include monthly and/or annual HCO and/or MPN administration, claim and network access, medical bill review, medical case management, employee advocate, utilization review, workers’ compensation carve-outs, and Medicare set-aside.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023

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

Accounts Receivable and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by invoice date. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. To assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of situations where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts, and the overall national economy. At September 30, 2023 and December 31, 2022, bad debt reserves of $9,302 and $7,807, respectively, were maintained in a general reserve for certain balances over 90 days past due and for potentially uncollectible accounts.

The percentages of the amounts due from major customers to total accounts receivable as of September 30, 2023 and December 31, 2022, are as follows:

	9/30/2023	12/31/2022
Customer A	34%	18%
Customer B	12%	7%
Customer C	8%	24%

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

During the periods ended September 30, 2023 and 2022, the Company had three customers, respectively, that individually accounted for more than 10% of its total sales. The following table sets forth the percentages of total sales attributable to those customers during those periods:

	9/30/2023	9/30/2022
Customer A	24%	28%
Customer B	10%	10%
Customer C	10%	9%

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023

(Unaudited)

NOTE 2 - OPERATING LEASES

On April 1, 2022, the Company moved office locations from 1201 Dove Street, Suite 300 in Newport Beach, California to 19800 MacArthur Boulevard, Suites 306 & 307, in Irvine, California. This lease was to expire as of March 31, 2023, but was renewed on December 10, 2022, for an additional 12-months, with a new expiration of March 31, 2024. The Company elected to exclude from its balance sheet the recognition of leases having a term of 12 months or less.

Lease expenses were $10,714 and $9,903 during the three-month periods ended September 30, 2023 and 2022, respectively; and $31,407 and $19,806 during the nine-month periods ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, we issued $1,281,600 in dividends with $72,333 of that amount remaining payable. This payable has been accrued and included in the dividends payable on the balance sheet.

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

Forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, many of which may be beyond our control. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and actual results could differ materially as a result of various factors. The following include some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

●	competition within our industry, including competition from much larger competitors;

●	reductions in worker’s compensation claims or the demand for our services, from whatever source;

●	cost reduction efforts by our existing and prospective customers;

●	our ability to retain existing customers and to attract new customers;

●	delays, reductions, or cancellations of contracts we have previously entered;

●

the loss, ineffective management, malfunction (including those resulting from cybersecurity incidences and breaches), or increased costs of third-party-provided technologies and services on which our operations rely;

●	the loss of or inability to obtain adequate insurance coverage;

●	cybersecurity incidences and breaches, and other software system failures, and the imposition of laws imposing costly cybersecurity and data protection compliance;

●	business combinations involving our customers or competitors;

●

economic and labor market conditions generally and in the industries in which we and our customers participate, including the effects resulting from economic recessions, financial sector turmoil, international conflicts, and rising domestic inflation and related economic policy responses;

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

In October 2021, we terminated the existence of IRC, MLS and PMHC and wound up those subsidiaries in an effort to simplify business procedures, bookkeeping and administrative structure, eliminate duplicative functions, and reduce costs. The business, assets, liabilities, and services of those entities were transferred to PHCO or its other subsidiaries. Medex now offers our workers’ compensation carve-out services previously provided by IRC and Medicare set-aside previously managed by MLS. As of the third quarter of 2023, we have discontinued lien representation services due to lack of customer demand and resources.

Business of the Company

We offer an integrated and layered array of complementary business solutions that enable our customers to better manage their employee workers’ compensation-related healthcare administration costs. We are constantly looking for ways to expand the suite of services we can provide our customers, either through strategic acquisitions or organic development.

Our business objective is to deliver value to our customers by reducing their workers’ compensation-related medical claims expense in a manner that will assure that injured employees receive high quality healthcare that allows them to recover from an injury and return to gainful employment without undue delay. According to studies conducted by auditing bodies on behalf of the California Division of Workers’ Compensation, (“DWC”) the two most significant cost drivers for workers’ compensation are claims frequency and longer than average treatment duration. Our services focus on ensuring timely medical treatment to reduce the claim duration and medical treatment costs.

Our services include providing customers access to our HCOs and MPNs. We also provide medical bill review, medical case management, employee advocate services, utilization review, workers’ compensation carve-outs, and Medicare set-aside services. Complementary to these services, we also provide expert witness testimony. We offer our services as a bundled solution, as standalone services, or as add-on services.

Our core services focus on reducing medical treatment costs by enabling our customers to have control and oversight of the medical treatment of their injured employees to ensure treatment is timely and appropriate. This control is primarily obtained by participation in our HCOs or one of our MPNs. Through Medex, we hold two of the total of four licenses issued by the state of California to establish and manage HCOs within the state of California. We hold several government-issued licenses to operate medical provider networks. We also hold approvals issued by the state of California to act as an MPN and currently administer 21 MPNs. Our HCO and MPN programs provide our customers with provider networks within which the customer has some ability to direct the administration of the claim. This is designed to decrease the incidence of fraudulent claims and disability awards and ensure injured employees receive necessary vocational rehabilitation and training. Our medical bill and utilization review services provide oversight of medical billing and treatment requests, and our medical case management and employee advocate services keep workers’ compensation claims progressing to a resolution and assures treatment plans are aligned from a medical perspective.

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

Our business generally has a long sales cycle, typically eight months or more. Once we have established a customer relationship and enrolled the employees of our employer customers, we anticipate our revenue to adjust with the growth or retraction of our customers’ employee headcount. Throughout the year, we also expect to add new customers while others terminate for a variety of reasons. The reasons for termination vary but include when a customer switches to an insurance carrier or third party administrator that uses a different workers’ compensation administration vendor, or when our contract ends with state and local governments.

Key trends affecting results of operations

During the nine months ended September 30, 2023 and 2022, COVID-19 continued to impact the businesses of our customers and our results of operations. For example, in the first quarter of 2022, our customers had a relatively large increase in COVID-19 workers’ compensation claims due to the seasonality of the illness and as the economy opened back up and employees returned to their workplaces. Our HCO customers’ industries generally have a higher risk of exposure to COVID-19 and thus reported a greater number of COVID-19 claims. As a result, COVID-19 claims remained elevated in the first nine months of 2022. Our MPN customers, whose industries were at a relatively lower risk for COVID-19 exposure had a large increase in reported COVID-19 claims in the first quarter of 2022 but began to return to pre-pandemic levels during the second quarter of 2022. During the first three quarters of 2023, COVID-19 claims have remained low and we have realized minimal related revenues, as a result. We anticipate that revenues related to COVID-19 will remain low through the remainder of 2023.

During 2022, the increased volume of COVID-19 workers’ compensation claims resulted in temporary increases in our revenues generated from claim network and medical case management fees, particularly during the first quarter of 2022. However, that trend began reversing during the second quarter of 2022 as the severity and frequency of the illness declined and California Sick Paid Leave “CSPSL” ended paid time off for COVID-19 related illnesses, which we believe also has contributed to lower reporting of COVID-19 claims.

The relative decline in COVID-19 workers’ compensation claims resulted in lower revenues generated from HCO and MPN claim network and medical case management fees when comparing the three- and nine-month periods of 2023 with 2022. We do not expect further material declines in COVID-19 workers’ compensation claims and related revenues as the current level of new COVID-19 claims is minimal.

During the third quarter of 2023, we saw an increase in the number of employees enrolled in our HCO and MPN programs. The enrollment numbers in our HCO and MPN programs generally correlate with economic conditions and the size and activities of our customers’ workforce. If economic conditions become challenging, including from the effects of inflationary pressures, elevated interest rates, and challenging labor market conditions, our customers may reduce their workforce, in which case we would expect a decline in the number of employees enrolled in our HCO and MPN programs in future periods and in related revenues.

During the fourth quarter of 2022 and through the first quarter of 2023, we experienced difficulties transitioning to a new software vendor for our utilization review and medical case management services. Throughout the software transition, our automated processes had to be performed manually, which caused delays in providing services and invoicing our customers, reduced productivity and resulted in additional outsourcing costs. Our net income was adversely impacted in the first quarter of 2023 as a result of the interruptions and costs associated with the software transition. However, during the third quarter of 2023 the issues were resolved. As of the date of this quarterly report, the delayed invoicing problems have been addressed and much of the related outstanding accounts receivable has decreased.

As previously disclosed in our Annual Report, Fortra, LLC, the third-party vendor that provides the GoAnywhere managed file transfer as a service system (MFTaaS), experienced a data security incident that affected many of Fortra’s customers, including the Company. As of the date of this quarterly report, this incident has not caused a material interruption of our business operations. We are in the process of providing appropriate notifications to the individuals affected by the incident, as well as to various State Attorneys General. We have incurred expenses, and may incur in the future expenses and losses, related to this incident, some of which may not be covered by cyber liability insurance. Further, because of the ongoing nature of the effects of this incident and current unknowns, an estimate of the impact on our business, results of operations and other potential liabilities cannot be made.

Revenue

We derive revenue from fees charged for access to our HCO and MPN provider networks, claim network fees, HCO/MPN network administration, medical bill review, medical case management and employee advocate, utilization review, Medicare set-asides, and network access.

HCO

HCO revenue is generated from fees charged to our employer customers for claim network fees to access our HCO networks, employee enrollment into our HCO program, program administration, custom network fees, annual and new hire notifications, and fees for other ancillary services they may select.

MPN

Like HCO revenue, MPN revenue is generated from fees charged to our employer customers for claim network fees to access our MPN networks, custom network fees, MPN notifications, and program administration. Unlike HCOs, from which we derive revenues from annual and new hire notification fees, MPNs do not require annual and new hire notifications and as such we do not generate related revenues. Rather, MPN notification revenues are limited to the required notices to an injured employee at the time the employer is notified by the injured employee that an injury occurred.

Medical bill review

California and many other states have established fee schedules for the maximum allowable fees payable under workers’ compensation for a variety of procedures performed by medical providers. Many procedures, however, are not covered under the fee schedules, such as hospital bills, which still require review and negotiation. Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement. Our medical bill review services include coding review and re-bundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements. Our medical bill review services can result in significant savings for our customers. Revenue for medical bill reviews is generated based on a set fee per medical bill reviewed and a percentage of savings of the preferred provider organization (PPO) discounts. Hospital bill review services generate revenue on a percentage of savings off of the hospital bill, usually with a negotiated cap.

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

Utilization review

Utilization review is the review of medical treatment requests by providers to provide a safeguard for employers and injured employees against unnecessary or inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, and timeliness of treatment. Its purpose is to reduce employer liability for medical costs that are not medically appropriate or approved by the relevant medical and legal authorities and the payor. We generate revenue when we receive a referral for a request for authorization of treatment from a claims adjuster. We bill by the number of treatment requests and the level of expertise of the reviewer required to approve, modify, or deny the request.

Other

Other revenue consists of revenue derived from network access fees charged for network access for preferred provider organizations, ancillary legal support services, Medicare set-aside and workers’ compensation carve-out services.

The following table sets forth, for the three- and nine-month periods ended September 30, 2023 and 2022, respectively, the percentage each revenue item identified in our unaudited condensed consolidated financial statements contributed to total revenues during the respective period.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
HCO	27%	24%	24%	23%
MPN	10%	9%	10%	10%
Medical bill review	6%	7%	7%	8%
Medical case management	21%	26%	23%	28%
Utilization review	33%	31%	34%	29%
Other	3%	3%	2%	2%

Expense

Consulting fees

Consulting fees include fees we pay to third parties for IT, marketing, lobbying, and in-house legal services related to the various services we offer.

Salaries and wages

Salaries and wages reflect employment-related compensation we pay to our employees, payroll processing, payroll taxes and commissions.

Professional fees

Professional fees include fees we pay to third parties to provide medical consulting, field medical case management, and board of directors’ fees for board meetings, as well as legal, accounting, and other professional services fees.

Insurance

Insurance expenses are comprised primarily of health insurance benefits offered to our employees, directors’ and officers’ liability insurance, cyber security, workers’ compensation coverage and business liability coverage.

Outsource service fees

Outsource service fees consist of costs incurred by our subsidiaries by partially outsourcing utilization review, medical bill review, administrative services for medical case management and HCO, and Medicare set-aside services, and typically tend to fluctuate in correlation with customer demand for those services.

Data maintenance fees

Data maintenance fees include fees we pay to a third party to process HCO employee enrollments and MPN notices. HCO employee enrollment and MPN notification fees fluctuate throughout the year because of the varied timing of customer enrollment into our HCO program, the number of employees our customers have in their workforce, the number of new hires throughout the year, and the number of new workers’ compensation claims.

General and administrative

General and administrative expenses consist primarily of office rent, advertising, dues and subscriptions, equipment/repairs, IT enhancement, licenses and permits, telephone, office supplies, parking, postage, printing and reproduction, miscellaneous expenses, shareholders’ expense, charity – cash contribution, auto expenses, bank charges, education, travel and entertainment, and vacation expense.

The following table sets forth, for the three- and nine-month periods ended September 30, 2023 and 2022, respectively, the percentage each expense item identified in our unaudited condensed consolidated financial statements contributed to total expenses during the respective period.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Depreciation	-%	1%	1%	1%
Bad debt provision	-%	-%	-%	-%
Consulting fees	5%	5%	5%	4%
Salaries and wages	52%	59%	53%	56%
Professional fees	7%	6%	7%	6%
Insurance	7%	7%	6%	7%
Outsource service fees	15%	13%	15%	12%
Data maintenance fees	-%	-%	2%	2%
General and administrative	14%	9%	11%	12%

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following represents selected components of our consolidated results of operations for the three-month periods ended September 30, 2023 and 2022, respectively, together with changes from period-to-period:

	For three months ended September 30,
	2023	2022	Amount Change	% Change
Revenues:
HCO	$373,280	$354,913	$18,367	5%
MPN	132,403	128,297	4,106	3%
Medical bill review	90,988	99,418	(8,430)	(8%)
Medical case management	292,195	384,657	(92,462)	(24%)
Utilization review	451,167	443,049	8,118	2%
Other	36,006	43,663	(7,657)	(18%)
Total revenues	1,376,039	1,453,997	(77,958)	(5%)

Expenses:
Depreciation	8,936	9,661	(725)	(8%)
Bad debt provision	1,265	(5,520)	6,785	123%
Consulting fees	56,418	56,148	270	-%
Salaries and wages	638,288	699,026	(60,738)	(9%)
Professional fees	89,677	76,065	13,612	18%
Insurance	81,003	79,974	1,029	1%
Outsource service fees	180,579	156,677	23,902	15%
Data maintenance	4,524	2,898	1,626	56%
General and administrative	168,344	112,135	56,209	50%
Total expenses	1,229,034	1,187,064	41,970	4%

Income from operations	147,005	266,933	(119,928)	(45%)

Other income (expense)
Interest income	102,017	-	102,017	100%
Total other income (expense)	102,017	-	102,017	100%

Income before taxes	249,022	266,933	(17,911)	(7%)
Income tax provision	(69,901)	(74,928)	5,027	(7%)

Net income	$179,121	$192,005	$(12,884)	(7%)

Revenue

HCO

During the three-month period ended September 30, 2023, HCO revenue increased 5% compared to the same period in the prior year. The increase in HCO revenue was primarily due to an increased number of monthly and annual HCO enrollees and related administration and notification fees. The increase was partially offset by decreases in claim network fees for COVID-19 claims as they were minimal in the three-month period ended September 30, 2023, compared to the same period in the prior year; as well as decreases in non-COVID-19 claim network fees.

MPN

MPN revenue for the three-month period ended September 30, 2023, increased 3% compared to the same period in the prior year. The increase in revenue was largely attributable to an increase in monthly MPN enrollees and related administration fees. The increase in MPN revenue was partially offset by decreases in the number of claims from which we generate claim network fee revenue.

Medical bill review

During the three-month period ended September 30, 2023, medical bill review revenue decreased 8% compared to the same period in the prior year. The decrease was primarily due to the loss of two customers in the second quarter of 2023 and fewer medical bills reviewed. The decrease was partially offset by the addition of a new customer in the fourth quarter of 2022.

Medical case management

During the three-month period ended September 30, 2023, medical case management revenue decreased 24% compared to the same period in the prior year. The decrease was attributable to a decline in COVID and non-COVID-19 claims from existing customers. During the pandemic, some of our customers opted to have COVID-19 claims assigned to a medical case manager, regardless of severity of the illness, and the trend continued into the third quarter of 2022. Since the third quarter of 2022, due largely to the severity and frequency of COVID-19 claims declining, our customers have stopped requiring a medical case manager to be assigned to those claims, which has adversely impacted medical case management revenues. The decrease in medical case management revenue was partially offset by increases in revenue generated from our employee advocate services.

Utilization review

During the three-month period ended September 30, 2023, utilization review revenue increased 2% compared to the same period in the prior year. The increase in revenue was due to increases in utilization review referrals from existing customers and the addition of a new customer in the fourth quarter of 2022, partially offset by a decrease stemming from the loss of a customer in the second quarter of 2023.

Other

Other revenue for the three-month period ended September 30, 2023, decreased 18% compared to the same period in the prior year. The decrease was mainly attributable to a decrease in the number of referrals for Medicare set-aside. The decrease was partially offset by an increase in network access fee revenue from increased access to our network by preferred provider organizations.

Expenses

Total expenses for the three-month period ended September 30, 2023, increased 4% compared to the same period in the prior year. The increase was primarily attributable to increases in general and administrative, outsource service fees, professional fees, and bad debt provision, which were partially offset by decreases in salaries and wages.

Depreciation

During the three-month period ended September 30, 2023, depreciation expenses decreased 8% compared to the same period in the prior year. The decrease was primarily due to certain computer equipment fully depreciating.

Bad debt provision

During the three-month period ended September 30, 2023, bad debt provision increased 123% compared to the same period in the prior year stemming from invoice delays related to our utilization review and medical case management software transition, which impacted our ability to collect payments.

Salaries and wages

During the three-month period ended September 30, 2023, salaries and wages decreased 9% compared to the same period in the prior year. The decrease was due to us having fewer employees and was partially offset by an increase in wages and salaries for our existing employees.

Professional fees

During the three-month period ended September 30, 2023, professional fees increased 18% compared to the same period in the prior year. The increase in professional fees was primarily the result of additional legal and accounting services, partially offset by decreases in other professional services and field medical case management fees. The increase in legal services was related to legal fees stemming from a bill dispute and the data security incident during 2023, and the increase in accounting services was related to an employee retention credit, which is a refundable tax credit for businesses and tax-exempt organizations that had employees and were affected during the COVID-19 pandemic.

Outsource service fees

During the three-month period ended September 30, 2023, outsource service fees increased 15% compared to the same period in the prior year. The increase in outsource service fees was primarily attributable to an increased demand for our utilization review and HCO services, the provision of which utilizes outsourced services. The increase was partially offset by decreases in the outsourced services for Medicare set-asides. Our outsourcing and related fees will continue to correspond with the level of medical bill review, utilization review, enrollees in our HCO program, certain field medical case management and Medicare set-aside services.

Data maintenance

During the three-month period ended September 30, 2023, data maintenance fees increased 56% compared to the same period in the prior year. The increase in data maintenance fees was due to increases in our customers’ employee counts for enrollment in our HCO and MPN programs, which have corresponding data maintenance needs.

General and administrative

General and administrative expenses increased 50% during the three-month period ended September 30, 2023 compared to the same period in the prior year. The increase was primarily due to increases in dues and subscriptions, vacation expenses, advertising and marketing, and IT enhancement. The increase was partially offset by decreases in licenses and permits and other general and administrative expenses.

Income from Operations

During the three-month period ended September 30, 2023, income from operations was $147,005, compared to $266,933 during the same period in 2022, a 45% decrease. This $119,928 decrease was the result of a $77,958 decrease in revenues and a $41,970 increase in expenses.

Other Income (Expense)

On June 9, 2023, we reinvested $7,642,981 into U.S. Treasury bills that will mature on December 7, 2023. During the third quarter ended in 2023, we had noncash interest income of $102,017 from our investment in U.S. Treasury bills, whereas we had no interest income during the same period of 2022. We anticipate continued other income from the interest earned on our current investment in U.S. Treasury bills.

Income Tax Provision

We realized a $69,901, or 7%, decrease in our income tax provision during the three-month period ended September 30, 2023, compared to the same period in the prior year. The decrease in income tax provision was attributable to a 5% decrease in revenues, which was partially offset by a 4% increase in total expenses and a 100% increase in interest income.

Net Income

During the three-month period ended September 30, 2023, we realized a 5% decrease in total revenues, a 4% increase in total expenses, a 100% increase in noncash interest income, and a 7% decrease in our provision for income tax when compared to the same period in the prior year. The increase in noncash interest income of $102,017 was the result of interest earned on our U.S. Treasury bill investments during the three-month period ended September 30, 2023, whereas we had no interest income during the same period of 2022. The increase in interest income did not entirely offset the decrease in income from operations, and we realized a decrease of $12,884, or 7%, in net income during the three-month period ended September 30, 2023, compared to the three-month period ended September 30, 2022. We expect to have continued lower revenues for the remaining quarter of 2023 when compared to the same period in 2022, due to the continued effects of our loss of customers, but that interest income from our investments will continue to partially offset any decreases in revenue. We anticipate that this trend will continue to materially impact our net income during the balance of fiscal 2023 and potentially into 2024, although we anticipate that the losses will be partially offset by the expansion of our employee advocate program and interest earned on our investments.

Comparison of nine months ended September 30, 2023 and 2022

The following represents selected components of our consolidated results of operations for the nine-month periods ended September 30, 2023 and 2022, respectively, together with changes from period-to-period:

	For nine months ended September 30,
	2023	2022	Amount Change	% Change
Revenues:
HCO	$945,759	$985,192	$(39,433)	(4%)
MPN	392,789	422,227	(29,438)	(7%)
Medical bill review	266,030	333,310	(67,280)	(20%)
Medical case management	922,273	1,218,077	(295,804)	(24%)
Utilization review	1,360,998	1,220,941	140,057	11%
Other	99,727	102,084	(2,357)	(2%)
Total revenues	3,987,576	4,281,831	(294,255)	(7%)

Expenses:
Depreciation	27,652	23,153	4,499	19%
Bad debt provision	2,429	(737)	3,166	430%
Consulting fees	173,235	166,309	6,926	4%
Salaries and wages	1,927,044	2,018,638	(91,594)	(5%)
Professional fees	263,880	222,703	41,177	18%
Insurance	229,599	238,851	(9,252)	(4%)
Outsource service fees	529,861	433,275	96,586	22%
Data maintenance	69,278	59,400	9,878	17%
General and administrative	390,019	418,079	(28,060)	(7%)
Total expenses	3,612,997	3,579,671	33,326	1%

Income from operations	374,579	702,160	(327,581)	(47%)

Other income (expense)
Interest Income	301,991	-	301,991	100%
Total other income (expense)	301,991	-	301,991	100%

Income before taxes	676,570	702,160	(25,590)	(4%)
Income tax provision	(189,913)	(197,096)	7,183	(4%)

Net income	$486,657	$505,064	$(18,407)	(4%)

HCO

During the nine-month period ended September 30, 2023, HCO revenue decreased 4% compared to the same period in the prior year. Due to the nature of their industries, our HCO customers had an increased frequency of COVID-19 claims during 2022, and as a result related revenue remained higher through the end of the third quarter of 2022. The decrease in HCO revenue was primarily due to a reduction in HCO claim network fees from fewer COVID-19 claims, which was partially offset by increases in HCO enrollment and notification fees related to an increase in the number of enrolled employees, when compared to the same period in the prior year.

MPN

During the nine-month period ended September 30, 2023, MPN revenue decreased 7% compared to the same period in the prior year. The decrease in MPN revenue was primarily attributable to the decrease in COVID-19 claims which generate MPN claim network fees. The decrease was partially offset by increases in the number of enrollees into our monthly MPN program.

Medical bill review

During the nine-month period ended September 30, 2023, medical bill review revenue decreased 20% compared to the same period in the prior year. The decrease was primarily due to fewer hospital and non-hospital bills reviewed for customers and the loss of two customers in the second quarter of 2023. The decrease was partially offset by the addition of a new customer in the fourth quarter of 2022.

Medical case management

During the nine-month period ended September 30, 2023, medical case management revenue decreased 24% compared to the same period in the prior year. The decrease was attributable to a decline in COVID-19 and non-COVID-19 claims from existing customers. During the pandemic, some of our customers opted to have COVID-19 claims assigned to a medical case manager, regardless of severity of the illness, and the trend continued into the third quarter of 2022. Since the third quarter of 2022, due largely to the severity and frequency of COVID-19 claims declining, our customers have stopped requiring a medical case manager to be assigned to those claims, which has adversely impacted medical case management revenues. The decrease in medical case management revenue was partially offset by increases in revenue generated from our employee advocate services.

Utilization review

During the nine-month period ended September 30, 2023, utilization review revenue increased 11% compared to the same period in the prior year. The increase in revenue was due to increases in utilization review referrals from existing customers and the addition of a new customer in the fourth quarter of 2022, partially offset by a decrease in utilization review referrals stemming from the loss of a customer in the second quarter of 2023.

Other

Other revenue for the nine-month period ended September 30, 2023, decreased 2% compared to the same period in the prior year. The decrease was mainly attributable to decreases in the number of referrals for Medicare set-aside. The decrease was partially offset by an increase in network access fee revenue from increased access to our network by preferred provider organizations.

Expenses

Total expenses for the nine-month period ended September 30, 2023, increased 1%, compared to the same period in the prior year. The increase was primarily attributable to increases in outsource service fees, professional fees, data maintenance, consulting fees, depreciation, and bad debt provision, which were partially offset by decreases in salaries & wages, general and administrative, and insurance.

Depreciation

During the nine-month period ended September 30, 2023, depreciation expenses increased 19% compared to the same period in the prior year. The increase was primarily due to depreciating fixed assets that were purchased in the last twelve months.

Bad debt provision

During the nine-month period ended September 30, 2023, bad debt provision expenses increased 430% compared to the same period in the prior year stemming from invoice delays related to our utilization review and medical case management software transition, which impacted our ability to collect payments, and an abrupt closure of one of our customers in the second quarter of 2023.

Salaries and wages

During the nine-month period ended September 30, 2023, salaries and wages decreased 5% compared to the same period in the prior year. The decrease was due to us having fewer employees and was partially offset by an increase in wages and salaries for our existing employees.

Professional fees

During the nine-month period ended September 30, 2023, professional fees increased 18% compared to the same period in the prior year. The increase in professional fees was primarily the result of additional legal, field medical case management and accounting services, partially offset by decreases in other professional services. The increase in legal services was related to legal fees stemming from a bill dispute and the data security incident during 2023, and the increase in accounting services was related to an employee retention credit, which is a refundable tax credit for businesses and tax-exempt organizations that had employees and were affected during the COVID-19 pandemic.

Outsource service fees

During the nine-month period ended September 30, 2023, outsource service fees increased 22% compared to the same period in the prior year. The increase in outsource service fees was primarily attributable to increased demand for our utilization review, HCO, field medical case management, and Medicare set-aside services, the provision of which utilize outsourced services. The increase was partially offset by decreases in the outsourced services for medical bill review due to fewer medical bills reviewed. Our outsourcing and related fees will continue to correspond with the level of medical bill review, enrollees in our HCO, utilization review, certain field medical case management and Medicare set-aside services.

Data maintenance

During the nine-month period ended September 30, 2023, data maintenance fees increased 17% compared to the same period in the prior year. The increase in data maintenance fees was due to increases in our customers’ employee counts for enrollment in our HCO and MPN programs, which have corresponding data maintenance needs.

General and administrative

General and administrative expenses decreased by 7% during the nine-month period ended September 30, 2023 compared to the same period in the prior year. The decrease was primarily due to decreases in office rent, licenses and permits, telephone, and a one-time credit for IT enhancement as a result of resolving a bill dispute. The decrease was partially offset by increases in dues and subscriptions, vacation expenses, advertising and marketing, auto expenses, and other general and administrative expenses.

Income from Operations

During the nine-month period ended September 30, 2023, income from operations was $374,579, compared to $702,160 during the same period in 2022, a 47% decrease. This $327,581 decrease was the result of a $294,255 decrease in revenues and $33,326 increase in expenses.

Other Income (Expense)

During the nine-month period ended September 30, 2023, we had interest income of $301,991 from our investment in U.S. Treasury bills which matured on June 8, 2023 and interest income on U.S. Treasury bills that will mature on December 7, 2023.  The total interest earned in U.S. Treasury bills that matured on June 8, 2023 was $202,693 and was recognized during the second quarter of 2023. On June 9, 2023, we reinvested $7,642,981 in U.S. Treasury bills with a maturity date of December 7, 2023. The noncash interest on the U.S. Treasury bills purchased on June 9, 2023 was $126,422. We anticipate continued net income from the interest earned on our current investment in U.S. Treasury bills.

Income Tax Provision

We realized a decrease in our income tax provision of $7,183, or 4%, during the nine-month period ended September 30, 2023, compared to the same period in the prior year. The decrease in income tax provision was attributable to a 7% decrease in total revenues, which was partially offset by a 1% increase in total expenses and 100% increase in interest income.

Net Income

During the nine-month period ended September 30, 2023, we realized a 7% decrease in total revenues, a 1% increase in total expenses, a 100% increase in interest income and a 4% decrease in our provision for income tax when compared to the same period in the prior year. Decreases in revenues were offset by cash and noncash interest income of $301,991 from the interest earned on our U.S. Treasury bill investments during the nine-month period ended September 30, 2023. The increase in interest income did not entirely offset the decrease in income from operations, and we realized net income of $486,657, a 4% decrease in net income during the nine-month period ended September 30, 2023, compared to the same period in the prior year. We expect to have continued lower revenues for the remaining quarter of 2023 when compared to the same period in 2022 as a result of fewer COVID-19 claims and the loss of two customers, but that interest income from our investments will continue to partially offset any decreases in revenue. We expect that the loss of customers will materially impact our net income during the balance of fiscal 2023 and potentially into 2024, although we anticipate the losses will be partially offset by the expansion of our employee advocate services and interest earned on our investments.

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

We have focused on reducing other operating expenses while maintaining our ability to provide the high-quality services to which our customers are accustomed. For example, in April 2022 our office lease in Newport Beach, California expired, and we entered into a 12-month lease for a smaller office space in Irvine, California. In December 2022, we renewed the new office space lease for an additional 12-month period which will expire March 31, 2024. As a result of relocating to a smaller office and continuing to have our employees work remotely, we have decreased the operating costs for office expenses, but have utilized some of those savings to enhance our IT security, as well as other IT enhancements.

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

During the nine-month period ended September 30, 2023, we realized net income of $486,657, as a result of interest income from our investment in U.S. Treasury bills and income from operations during that period. As of September 30, 2023, we had $2,359,882 in cash on hand compared to $2,036,432 at December 31, 2022. The $323,450 increase in cash on hand was largely due to decreases in accounts receivable from customers paying invoices that were outstanding due to problems in transitioning our operational software and decreases in accounts payable related to the resolution of a bill dispute with a vendor. Management currently believes that absent (i) the loss of a major customer, (ii) additional software issues, (iii) increases in or sustained inflation, (iv) an increased or longer-term downturn in the general economy, or (v) any unanticipated further adverse impacts related to COVID-19, cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses for at least the next twelve months.

Cash Flow

For the nine-month period ended September 30, 2023, cash was primarily used for the issuance of the one-time cash dividend in June 2023 and to fund operations. During the nine-month period ended September 30, 2023, cash used in financing activities consisted of a one-time cash dividend paid in June 2023. We had a net increase in cash of $323,450 and $554,691, during the nine-month periods ended September 30, 2023 and 2022, respectively. See below for additional discussion and analysis of cash flow.

	For the nine months ended September 30,
	2023 (unaudited)	2022 (unaudited)

Net cash provided by operating activities	$431,389	$572,310
Net cash provided by (used in) investing activities	1,101,328	(17,619)
Net cash used in financing activities	(1,209,267)	-

Net increase in cash	$323,450	$554,691

During the nine-month period ended September 30, 2023, net cash provided by operating activities was $431,389, and $572,310 in the same period of 2022. The decrease in cash flow from operations during the first three quarters of 2023 was the result of realizing lower net income coupled with increases in income tax payable, accounts payable, prepaid income tax, prepaid expenses, unearned revenue, and other assets, partially offset by decreases in accounts receivable, accrued expenses, receivable – other, taxes receivable, and deferred rent assets. A large portion of the decrease in accounts receivable was due to customers paying the invoices that were outstanding due to problems in transitioning our operational software for utilization review and medical case management.

Net cash provided by investing activities was $1,101,328 during the nine-month period ended September 30, 2023, and $17,619 used in investing activities during the nine-month period ended September 30, 2022. The increase in net cash provided by investing activities was due to the U.S. Treasury bills maturing, partially offset by the investment in new U.S. Treasury bills. We recognized interest of $202,693 for interest earned on our investments during the nine-month period ended September 30, 2023. We expect net cash used in investing activities to increase through 2023 and 2024 as we plan to update our current computer equipment.

During the nine-month period ended September 30, 2023, net cash used in financing activities was $1,209,267, which was the net amount of the one-time cash dividend paid in June 2023 of $1,281,600 and $72,333 in dividends payable. We did not engage in any financing activities during the nine-month period ended September 30, 2022.

Off-Balance Sheet Financing Arrangements

As of September 30, 2023, we had no off-balance sheet financing arrangements.

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

Allowance for Uncollectible Accounts: We determine our allowance for uncollectible accounts by considering several factors, including the length of time trade accounts receivable are past due, our previous loss history, the customers’ current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible.

We must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our past experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. At September 30, 2023, three customers accounted for 10% or more of accounts receivable compared to three customers at December 31, 2022.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) the Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the Three and Nine Months Ended September 30, 2023 and 2022, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) the cover page.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	November 14, 2023	/s/ Tom Kubota
Tom Kubota Chief Executive Officer

Date:	November 14, 2023	/s/ Kristina Kubota
Kristina Kubota Chief Financial Officer