Form 10-K
period 2023-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2024-04-16
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,146,510.

As of April 12, 2024, the issuer had 12,800,000 shares of its $.001 par value common stock outstanding.

Documents incorporated by reference: None

PACIFIC HEALTH CARE ORGANIZATION, INC.

Throughout this annual report on Form 10-K (this “annual report”), unless the context indicates otherwise, the terms, “we,” “us,” “our” or the “Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly owned subsidiaries Medex Healthcare, Inc. (“Medex”), Medex Managed Care, Inc. (“MMC”) and Medex Medical Management, Inc. (“MMM”), and, where applicable, our former subsidiaries Industrial Resolutions Coalition, Inc. (“IRC”), Medex Legal Support, Inc. (“MLS”) and Pacific Medical Holding Company, Inc. (“PMHC”). References to “fiscal 2023” and “fiscal 2022” mean the periods ended December 31, 2023, and 2022, respectively.

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

●	failure to retain or recruit, or changes in, officers and key employees, and uncertainties in our ability to maintain key consultants and advisors;

●	the loss of or inability to obtain adequate insurance coverage;

●	cybersecurity incidences and breaches, and other software system failures, and the imposition of laws imposing costly cybersecurity and data protection compliance;

●	business combinations involving our customers or competitors;

●	legislative and regulatory requirements or changes which could render our services less competitive or obsolete;

●

economic and labor market conditions generally and in the industries in which we and our customers participate, including the effects resulting from economic recessions, financial sector turmoil, international conflicts, and rising domestic inflation and related economic policy responses;

●	our failure to successfully develop new services and/or products either organically or through acquisition, or to anticipate current or prospective customers’ needs; and

●

the impacts on our business of COVID-19, including the reduction of our customers’ workforces as a result of a variety of COVID-19-related causes, as well as government mandates and impacts on the workers’ compensation industry, the businesses of our customers and on the economy generally.

For more detailed information about particular risk factors related to the Company, see Item 1A Risk Factors below.

New risk factors emerge from time to time, and it is not possible for management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Undue reliance should not be placed on forward-looking statements. Forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and apply only as of the date of this annual report or the respective dates of the documents from which it incorporates by reference. Neither we nor any other person assumes any responsibility for the accuracy or completeness of forward-looking statements. Further, except to the extent required by law, we undertake no obligations to update or revise any forward-looking statements, whether as a result of new information, future events, or a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We may also make additional forward-looking statements from time to time. Any subsequent forward-looking statements, whether written or oral, made by us or on our behalf, are also expressly qualified by these cautionary statements.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes contained elsewhere in this annual report and in our other filings with the Securities and Exchange Commission (the “Commission”).

PART I

ITEM 1.	BUSINESS

We are workers’ compensation cost containment specialists providing a range of services principally to California employers and claims administrators. The Company was incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc. The Company changed its name to Pacific Health Care Organization, Inc., in January 2001. In February 2001, the Company acquired Medex in a share for share exchange. Medex is a wholly owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Medical Provider Networks (“MPNs”) in the state of California. Medex also offers Workers’ Compensation carve-out services, Medicare set-asides and expert witness testimony. In February 2012, we incorporated MMM in the state of Nevada, as a wholly owned subsidiary of the Company. MMM is responsible for overseeing and managing medical case management services. In March 2011, we incorporated MMC in the state of Nevada, as a wholly owned subsidiary of the Company. MMC oversees and manages the Company’s utilization review, medical bill review, and lien representation services. We discontinued lien representation services in the third quarter of 2023 due to the lack of demand. Following is our corporate structure as of December 31, 2023.

Business of the Company

We offer an integrated and layered array of complementary business solutions that enable our customers to better manage their employees’ worker compensation-related healthcare administration costs. We are constantly looking for ways to expand the suite of services we can provide our customers, either through strategic acquisitions or organic development.

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

Our services include providing customers access to our HCOs and MPNs. We also provide medical bill review, medical case management, employee advocate services, utilization review, workers’ compensation carve-outs and Medicare set-aside services. Complementary to these services, we also provide expert witness testimony. We offer our services as a bundled solution, as standalone services, or as add-on services.

Our core services focus on reducing medical treatment costs by enabling our customers to have control and oversight of the medical treatment of their injured employees to ensure treatment is timely and appropriate. This control is primarily obtained by participation in our HCOs or one of our MPNs. Through Medex, we hold two of the total of four licenses issued by the state of California to establish and manage HCOs within the state of California. We hold several government-issued licenses to operate medical provider networks. We also hold approvals issued by the state of California to function as an MPN and currently administer 21 MPNs. Our HCO and MPN programs provide our customers with provider networks within which the customer has some ability to direct the administration of the claim. This is designed to decrease the incidence of fraudulent claims and disability awards, and ensure injured employees receive necessary vocational rehabilitation and training. Our medical bill and utilization review services provide oversight of medical billing and treatment requests, and our medical case management and employee advocate services keep workers’ compensation claims progressing to a resolution and assure treatment plans are aligned from a medical perspective.

Our customers include self-administered employers, insurers, third party administrators, municipalities, and others. Our principal customers are companies with operations located in the state of California where the cost of workers’ compensation insurance is a critical problem for employers, though we process medical bill reviews, utilization reviews and provide medical case management in several other states. Our provider networks, which are located only in California, are comprised of providers experienced in treating occupational injuries.

Our business has a long sales cycle, typically eight months or more. Once we have established a customer relationship and enrolled the employees of our employer customers, we anticipate our revenue to adjust with the growth or retraction of our customers’ employee headcount. Throughout the year, we also expect to add new customers while others terminate for a variety of reasons. The reasons for termination vary but include when a customer switches to an insurance carrier or third-party administrator that uses a different workers’ compensation administration vendor; and when our contract ends with state and local governments and they are required to engage in a public bidding process for their workers’ compensation administration vendor.

Health Care Organizations

An HCO is a network of health care providers specializing in the treatment of workplace injuries and in back-to-work rehabilitation for our customers’ injured employees. HCOs provide injured employees with a network of health care providers in the event of a workers’ compensation injury, while providing their employer (our customer) control over medical treatment and costs. In most cases, our HCOs give the employer up to 180 days of medical control in an HCO within which the employer can direct the administration of the claim. The injured employee may change providers once during this period but may not go to an out-of-network provider. The increased length of time during which the employer has control over administration of the claim is designed to decrease the incidence of fraudulent claims and disability awards. The right for the employer to control treatment within a network is based upon the notion that if the employer can direct care, it will facilitate timely and appropriate medical care and reduce the total cost of the claim.

Our two HCO licenses (respectively referred to as “Medex HCO” and “Medex 2 HCO”) allow us to provide comprehensive medical provider networks throughout California. Our HCO networks are composed of medical providers experienced in treating worker injuries. We have contracted with approximately 5,500 and 6,700 individual medical providers and clinics for Medex HCO and Medex 2 HCO, respectively, as well as hospitals, and rehabilitation centers. Our customers select one of the Medex HCO networks in which to enroll their employees based on the medical groups in the network. During initial enrollment and during the period of re-enrollment, our customers’ employees have the option to opt out of the HCO by predesignating their primary care physician to manage a workplace injury. If the employee opted out and is later injured on the job, their primary care physician would be authorized to oversee their medical care. Otherwise, the employer would be able to select the provider to oversee their medical care.

We continually review and update our networks with provider additions and removals based on feedback from internal operations, our customers, and their claims administrators. All our network providers’ credentials are reviewed and vetted by Medex.

Our HCO networks are required to be recertified every three years. The Medex HCO has been recertified through March 15, 2025, and the Medex 2 HCO through October 9, 2024. HCO guidelines impose certain medical oversight, reporting, information delivery and usage fees on HCOs. These requirements increase the administrative costs and obligations on HCOs compared to MPNs.

Medical Provider Networks

Like an HCO, an MPN is a network of health care providers, but health care providers participating in MPNs are not required to have the same level of medical expertise in treating workplace injuries. Under an MPN program the employer dictates which provider the injured employee will see for the initial visit. After the initial visit, the employee has the discretion to choose which provider in the network will continue treatment of the claim. However, the employee’s choice of provider is limited to those within the MPN for the life of the claim and the employee cannot opt-out of the MPN, which is a benefit to our customers. While the injured employee is limited to treatment by providers within the MPN, the California MPN laws and regulations allow the injured employee to dispute treatment decisions, provide for second and third medical opinions, and permit case review by an independent medical reviewer whose decision can result in the employer losing control over medical treatment of the employee.

Unlike our HCOs, our MPNs do not require our customers to pay annual enrollment fees, nor do they require our customers to comply with annual enrollment notice delivery requirements. As a result, there are fewer administrative costs to customers associated with an MPN program. This allows our MPNs to market their services at a lower cost to employers than our HCOs. For this reason, many customers may opt to use the MPN even though it provides customers with fewer rights to control medical treatment of employee injury claims.

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

Medical Case Management

Medical case management oversees injured employees’ medical treatment to ensure that it progresses to a resolution and assures treatment plans are aligned from a medical perspective. Medical case management is a collaborative process that assesses, evaluates, coordinates, implements and monitors medical treatment plans and the options and services required for occupational injuries. At the direction of the employer, medical case managers function as liaisons between the injured employee, claims adjuster, medical providers, and workers’ compensation attorneys to achieve optimal results for the injured employee and their employer.

Our medical case management services are performed by nurses who are credentialed by the state and have expertise in various clinical areas and backgrounds in workers’ compensation matters. This combination allows our nurses the opportunity to facilitate medical treatment that understand the nuances of workers’ compensation, which may include litigation. By utilizing these services our customers can ensure that the injured employee receives quality medical treatment in a timely and appropriate manner to help the employee return to work and close the workers’ compensation claim. We also offer employee advocate services, which is similar to medical case management in that it utilizes our medical case managers to oversee an injured employee’s medical treatment; however, the employee advocate assists the injured worker in resolving any disputes between the employer and the claims adjusters that may arise. The employee advocate is given authorization by the employee to contact others on the employee’s behalf, such as claims adjusters, medical employees, lien claimants, human resources, return to work programs, unions, and employers, in order to facilitate resolution of the dispute. We generate revenue from these services when we receive a workers’ compensation claim and assign a medical case manager to oversee the injured workers’ medical treatment, with billing based on the number of hours a medical case manager works on the claim.

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

Medical bill review services can result in significant claims savings. Our medical bill services are primarily within the state of California, but we process medical bill reviews in several other states. Out of state medical bill reviews typically are the result of an injured California employee moving to a different state, but who still requires medical care under an open workers’ compensation claim.

Utilization Review

Utilization review, also known as utilization management, is required by law in all states for workers’ compensation claims. Utilization review evaluates the medical necessity of proposed treatment by comparing medical treatment requests against accepted medical guidelines. Its purpose is to serve as a safeguard against payor liability for medical costs that are not medically appropriate or approved by the relevant medical and legal authorities. Reviews of medical treatment requests are conducted at the appropriate qualification level for the request by a nurse, peer-to-peer provider, a specialist or a medical director and within the timelines set by the relevant laws and regulations.

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

Utilizing our knowledge of the friction in the California workers’ compensation system, and the objectives of employers and the unions, we assist in guiding the negotiation of legal agreements for the implementation of workers’ compensation carve-outs for California customers and provide services that reflect the parties’ agreement regarding alternative dispute resolution arrangements. Under such carve-out agreements certain customers can access our HCOs, MPNs and medical case management program.

Expert Witness Testimony

As an ancillary service to our HCO and MPN services, we provide expert witness testimony before the California Workers Compensation Appeals Board. The fees we charge for this service include reimbursement of expert witness fees and travel and lodging expenses for all HCO customers except for one, whose fees are included in their monthly global fee.

Lien Representation

As of the third quarter of 2023, we discontinued providing lien representation services due to lack of customer demand.

Marketing, Customers and Pricing

We provide services to virtually any size employer in the state of California as well as insurers, third party administrators, self-administered employers, municipalities, and other industries. We also provide some customers utilization review, medical case management, and medical bill review services outside the state of California, typically to employees who suffered a workplace injury in California and then relocated to another state.

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

During fiscal 2023, three major customers combined accounted for 43% of sales, approximately 23%, 10%, and 10%, respectively. By comparison, during fiscal 2022 our three largest customers accounted for 44% of sales, approximately 24%, 10%, and 10%, respectively.

Our services can be integrated to allow for partial or full bundling of services and the sharing of information that creates efficiencies to further reduce the costs of claims. For example, our bundled services have allowed some customers to achieve up to a 70% reduction in the cost of injury claim resolution while maintaining superior treatment for their injured employees. The cost to our customers for our bundled services is generally the same as if the services were purchased individually.

Competition

We were one of the first commercial enterprises capable of offering HCO services and MPN services in California. While there are few HCO competitors, there are many MPN companies who compete in this market. Many of these competitors are larger than us and may have greater financial, research and marketing experience and resources than we do, and they may therefore represent substantial long-term competition. As of December 31, 2023, in California there were four certified health care organization licenses issued to three companies. We own two of the four licenses; the other two licenses are divided between two other companies. While we are aware of only one of the HCOs being active, we consider our current, direct HCO competition limited to these two licensee businesses. On the other hand, there are minimal requirements for establishing MPNs and therefore, as of December 31, 2023, there were approximately 2,486 active MPNs in the state of California according to the DWC MPN website. Of these, we have received approval for and administer 21 MPNs.

We compete on both quality and price of services. We maintain quality of service by virtue of the training, skill, and experience of our professional staff and outside consultants. We compete on price through our integration of robust information technology systems we license from various vendors. We focus our business primarily on those employers and payors who use our HCO and/or MPN services. We anticipate that this focus will keep most of this business stable and renewable. However, periodically we expect that large customers may establish the in-house capability, or their third-party administrators may offer a discounted bundle for the services we offer, as this has occurred in the past. Further, if we are unable to compete effectively either because of a degradation in quality-of-service delivery resulting from, for example, a reduction in the skill and experience of our personnel or our inability to effectively manage our information technology systems, it may be difficult for us to retain current customers or add new customers. A loss of customers, from whatever source, could materially and adversely affect our business, financial condition, and results of operations.

We rely on our well-trained and knowledgeable in-house professionals to develop service offerings that target the needs of our customers, all of whom seek efficient and effective resolution of workplace injuries and workers’ compensation claims. For example, we contract directly with medical providers based on quality determinations rather than the provision of discounted medical services. We believe this provides us with a competitive advantage because we can market a direct relationship with providers who have demonstrated expertise in treating occupational injuries and writing credible medical reports. These qualities contribute to quicker resolution of workplace injuries and workers’ compensation claims. We believe these qualities also provide more competitive value than relying on third party relationships or discounts alone.

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

The provision of workers’ compensation managed care in the state of California is governed by legislation and secondary regulations. We are required to be licensed or receive regulatory approval to operate our HCO and MPN networks. Medex has recertified the “Medex HCO” through March 15, 2025, and the “Medex 2 HCO” through October 9, 2024. Our MPN networks are required to be reapproved every four years based upon when the MPN went into effect for each customer.

MMC is required to be accredited by the independent, nonprofit accreditation entity Utilization Review Accreditation Commission (“URAC”) in California to perform utilization review and is subject to a routine investigation by the state of California every five years. MMC has received full Utilization Management Accreditation for Workers’ Compensation as a Utilization Review Organization (“URO”) from URAC. The full accreditation requires us to have and follow specific policies and procedures for our utilization review services and demonstrate our commitment to quality and adherence to nationally recognized guidelines. MMC must apply for URAC reaccreditation every three years and was most recently reaccredited on January 1, 2024. The costs to be accredited by URAC for Workers’ Compensation Utilization Management for three years is $36,000. URAC accreditation also allows us to provide utilization review services nationally as it is widely accepted as an alternative credential to state specific licenses and certificates.

The services we provide have developed largely in response to legislation or other governmental action. In many jurisdictions, such as California, licensing laws and regulations generally grant broad discretion to supervisory authorities to adopt and amend regulations and to supervise regulated activities. Changes in the legislation, or rules and regulations regulating workers’ compensation may create greater or lesser demand for the services we offer or require us to develop new or modified services to meet the needs of the marketplace and compete effectively. Such changes could also have an impact on our costs for providing services, potentially to levels that make our services unattractive or unaffordable to existing or potential customers. We could also be materially and adversely affected if the state of California were to elect to reduce the extent of medical cost containment strategies available to insurance companies and other payors or adopt other strategies for cost containment that would not support demand for our services. To proactively address such possibilities, we have engaged a California-based lobbyist with expertise in workers’ compensation.

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

Employees

Including the employees of our subsidiaries, as of April 12, 2024, we have a total of 30 full-time employees and one part-time employee. We also use the services of several consultants. Over the next twelve months, we anticipate hiring additional employees only if business revenues increase and our operating requirements warrant such hiring.

Reports to Security Holders

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other filings pursuant to Sections 13, 14 and 15(d) of the Exchange Act, and amendments to such filings with the Commission. The public may read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Commission maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other Commission filings. We also post electronic copies of our quarterly and annual reports on our website www.pacifichealthcareorganization.com, which can be viewed or downloaded free of charge. Materials and information on our website are not part of or otherwise incorporated into this annual report.

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

A significant portion of operating revenue is received from a relatively small group of customers. Combined sales for three customers accounted for approximately 43% and 44% of our total revenue in fiscal 2023 and fiscal 2022, respectively.

We cannot guarantee that significant customers will not, at some point, terminate or reduce our services. This has happened in the past. The loss of one or more significant customers has historically had an adverse impact on our business, results of operations, cash flows and financial condition, sometimes materially, until such time as we were able to retain new customers to replace them. While we continue to work to lessen our dependence on a few customers, we believe this will continue to be a risk in the foreseeable future.

Most of our customer contracts permit either party to terminate without cause. In the past, for example, we have lost customers due to competitive pricing pressures and customer cost reduction efforts; failure to maintain the quality of the services we provide; and our inability to retain sufficient staffing as a result of a health crisis, such as COVID-19, or other reasons. Competitive pricing is a particular challenge for us, as our larger competitors can often exploit economies of scale to price lower than us. If significant or multiple customers terminate their contracts, or do not renew or extend their contracts with us, it could have a material adverse effect on our business and results of operations.

A significant percentage of our accounts receivables is generated from a few customers, and if one or more of these customers default on their payment obligations to us, it could have a material impact on our results of operations, cash flows and financial condition.

A significant portion of our accounts receivable are received from a relatively small group of customers. Combined receivables for three customers accounted for approximately 49% of our total receivables in both fiscal 2023 and fiscal 2022, respectively. For example, a customer that accounted for 8% of our accounts receivable in fiscal 2023 has, as of the date of this annual report, a past due balance of over 90 days, which accounts for 81% of all outstanding past due invoices over 90 days. If this customer does not pay the outstanding amounts it will materially, negatively affect our results of operations and we may be forced to terminate our contract with this customer. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration. Further, accounts receivables are typically unsecured and are thus subject to the increased risk of us being unable to collect overdue amounts. The inability or unwillingness to pay by our account debtors, for whatever reason or cause, could in turn have a material adverse effect on our financial condition.

We are reliant on the timely, accurate and consistent provision of outsourced services for various services and business functions, the disruption, malfunction, termination or replacement of which could impede our ability to provide our services and adversely affect our business.

We contract with various third-party vendors for the provision and support of our services and business functions, including the critical information systems functionality upon which our services rely. Our business is dependent on our ability to provide, in an efficient and uninterrupted manner, necessary business functions which we outsource, such as the processing and support of enrollment in our HCO and MPN programs, and the partial outsourcing of our utilization review, medical bill review, administrative services for medical case management and Medicare set-aside services. Our operations may be adversely affected if there is a failure, disruption or malfunction, (including cybersecurity breaches and other risks discussed further at “Cybersecurity, Information Technology and Outsourced Services Related Risks” below) in the provision of such outsourced services, or if the relationship with or services provided by our vendors are terminated in whole or in part. Further, we may not be able to find an alternative vendor in a timely manner, on acceptable terms, or that can provide adequate services or functionality.

Outsourcing also may require us to change our existing operations or adopt new processes for providing or managing our services. If there are delays or difficulties in changing business processes or our third-party vendors do not perform as expected, it may delay our ability to provide our services and we may not realize, or not realize on a timely basis, the anticipated functionality or benefits of these relationships. Terminating or transitioning, in whole or in part, arrangements with vendors could result in additional costs or penalties, risks of operational delays and interruptions, or potential errors and control issues during the termination or transition phase. For example, during the fourth quarter of 2022, we experienced difficulties when transitioning to a new software vendor for our utilization review and medical case management services. The vendor was unable to provide fully functional software, which resulted in the Company terminating the agreement and contracting with another software vendor. Throughout the software transitions, our automated processes had to be performed manually, which caused delays in providing services and invoicing our customers, reduced productivity, and increased outsourcing costs. Our revenues were adversely impacted in the fourth quarter of 2022 as a result of the interruptions and costs associated with these software transition difficulties. We may also be subject to future regulatory fines related to the software transition.

If we experience continued or another interruption in our ability to provide our services or loss of access to data resulting from a malfunction, termination, transition or other disruption in outsourced services, we may not be able to meet the demands of our customers and, in turn, our business and results of operations could be materially and adversely impacted.

Our revenues may decline if we cannot compete successfully in an intensely competitive market.

We target our products to employers seeking to control the cost of employee workers’ compensation claims. We face competition from a variety of companies and the markets for our services are fragmented and competitive. Our competitors include national managed care providers, preferred provider networks, smaller independent providers, third-party administrators, and insurance companies. Many of our current and potential competitors have significantly greater financial, technical, marketing, and other resources than we do. As a result, our competitors may be able to respond more quickly to new ways to manage treatment costs, including enhanced technology, changes in regulations and standards, and shifts in customer requirements. We believe that as managed care techniques continue to gain acceptance in the marketplace our competitors will increasingly consist of insurance companies, third-party administrators, large workers’ compensation managed care service companies and other significant providers of managed care products. These competitors may also be able to devote greater resources to the development, promotion and sale of their services and may be able to deliver competitive services or solutions at a lower price. Any of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

Our business is driven substantially by the relation between the value we provide and the amount we charge for that value. If the scope and quality of our services lag behind the market or lower costs can be obtained elsewhere, we may lose customers which could have an adverse impact on our results of operations and financial condition.

We are in the business of assisting our customers in controlling the cost of their employee workers’ compensation claims. While we believe that several factors, including the quality of care provided to the employee, the rapidity at which the employee returns to work, and the service provided to the customer, play a part in attracting and retaining our customers, we believe that price is a primary determining factor in whether customers select or retain our services. While our competitors may offer direct fees less than those we charge, they have traditionally added fees to their other associated services and thus raised the total cost of their services. If our competitors reduce the cost at which they provide services, or our customers seek to reduce costs by performing similar services in-house, we anticipate we would have to likewise attempt to reduce the cost at which we provide our services or risk losing customers. Either outcome could have a material adverse impact on our business, results of operations and financial condition.

If we are unable to continue to attract and retain key employees and consultants with the skills our business requires, our business operations could be impacted negatively.

We compete with other workers’ compensation managed care companies and healthcare providers in recruiting qualified personnel and consultants. Hiring and retaining personnel with industry expertise is critical to our competitive strategy. There is intense competition for the services of such people. Furthermore, replacing executive officers and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to perform these roles. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among the numerous competitors in our industry for similar personnel, many of whom have greater financial resources than us and can offer higher salaries, better benefit packages and broader opportunities. In addition, we operate primarily in California and some of our roles require our employees to live in or near very high cost of living areas in Southern California, which corresponds to higher wage requirements and alternative employment options. We do not maintain “key person” insurance for any of our executives or employees.

Similarly, competition and pricing for our consultants and advisors, such as workers’ compensation consultants, legal, accounting, and other professional service providers, is increasing. As a relatively small business, these costs can disproportionately impact our business and results of operations compared to larger competitors. Further, our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain such consultants, our ability to pursue our growth strategy may be limited.

We cannot guarantee that we will be able to attract and retain personnel in the future, particularly in a challenging labor market that disproportionately impacts us as a small service-oriented business. For example, during 2024, our Chief Financial Officer resigned and while have engaged the services of an outsourced CFO, we have not yet identified a full-time replacement for this role. Given the level of knowledge, experience, and skills the role of a full-time Chief Financial Officer requires, we cannot assure when we will be able to replace this role or the degree of impact on our salary and wages expenses when we do replace this role. If we are unable to effectively compete for, or otherwise attract or retain, key employees and consultants, our business and financial condition could be materially adversely affected.

Cybersecurity, Information Technology and Outsourced Services Related Risks

A cybersecurity attack or other disruption to our or our vendors’ information technology systems could result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of customer, customer-employee or company information, or could otherwise disrupt our operations, which could damage our relationships with customers, vendors or employees, expose us to litigation or regulatory proceedings, and harm our reputation, any of which could materially adversely affect our business, financial condition or results of operations.

We rely heavily on third-party provided information technology to support our business activities. Our business involves the transmission and storage of confidential and personal information, including those of our customers, their employees, and our employees. We, and the vendors we use to support our business, including vendor support of critical business functions such as IT, data management and cybersecurity, are at risk of cybersecurity breaches of the systems on which we rely, including circumvention or breach of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee error, social engineering, physical breaches, or other malfeasance. We anticipate that the threats of such incidents will continue to increase as dependence on information technology increases. Further, as these threats evolve, cybersecurity incidents could be more difficult to detect, defend against, and remediate.

For instance, and as previously disclosed and as discussed further in Item 1C. Cybersecurity herein, Fortra, LLC, the third-party vendor that provides the GoAnywhere managed file transfer as a service system (MFTaaS), experienced a data security incident that affected many of Fortra’s customers, including the Company. Through this incident the threat actor accessed certain of our customers’ employees’ and other third parties’ data, and such data included protected health information, as defined by the Health Insurance Portability and Accountability Act, and personal information. We have engaged outside experts to assist in investigating and responding to this incident and have provided the required notifications to the data owners, and where appropriate, to the individuals affected by the incident and to various State Attorneys General. As of the date of this annual report, this incident has not had a materially adverse impact on our results of operations. However, we have incurred expenses, and may incur in the future expenses and losses, related to this incident. Further, it is possible that we could become subject to investigations, fines, or penalties if it is determined that we have not met all of its obligations under relevant law related to this incident. It is also possible that this incident could materially impact the availability, cost, and/or coverage limits of cyber liability insurance in the future, which could materially affect our ability to contract with current or future customers depending on the cyber liability insurance requirements they require us to have. Further, any negative assessments of our IT systems and security measures, or cyber liability insurance requirements imposed on us by customers could also result in related material losses or expenses, such as those related to increased insurance expenses, losses of referrals and customers, harm to our reputation, acquiring and maintaining additional IT security enhancements, and changes to our third-party IT vendors. Furthermore, negative press, social media posts, blog posts, or other criticism of us from this incident and our responses could require us to incur additional expenses for crisis management, public relations, legal advice, or other services in our efforts to repair public perception or seek redress from third parties who may have caused or be at fault in this incident.

We continue to operate primarily remotely using employee laptops and accessories and secure, cloud-based data storage and access. As part of accommodating remote working, we rely on technology, software, hardware, and internet access and home resources of individual employees. We also have less control over the hardware, physical security of equipment, and maintenance of equipment used by our off-premises employees. Although we have implemented employee IT security training, instant remote access termination, remote hard drive wipe capabilities, and other systemic enhancements to increase security, we are still exposed to additional security and system failure risks through our accommodation of remote work.

In response to our adoption of remote working and the evolving nature of cybersecurity threats we have implemented additional security and access control measures and continue to utilize a third-party information technology vendor to manage the technological security and efficacy of our systems. We are also working to meet the standards for an organization of our size and type in conjunction with the National Institute of Standards and Technology. However, despite our efforts to mitigate cybersecurity risks, due to the ubiquitous and evolving nature of computer security attacks, cybersecurity breaches remain a risk to our business.

Any compromise or perceived compromise of our security (or the security of our third-party service providers) could damage our reputation and our relationship with our customers, third-party administrators, insurers, and enrollees; reduce demand for our services; and subject us to significant liability as well as regulatory action. Cybersecurity breaches or failure to meet customer or other required cybersecurity maturity standards could cause us to experience reputational harm, loss of customers, loss and/or delay of revenue, loss of proprietary data, loss of licenses, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard customers’ information, financial losses or a drop in our stock price.

We could lose cyber liability insurance coverage and be subject to uninsured liabilities.

While we seek to maintain cyber liability insurance coverage and currently have such a policy in place, we cannot be assured that we will be able to obtain cyber liability insurance coverage in the future, or that available cyber liability insurance will be adequate or will not be cost prohibitive.

As discussed elsewhere in this annual report, we responded to a cybersecurity incident in fiscal 2023. We made a claim related to that incident under the cyber liability insurance policy in effect at that time. While that claim has been covered thus far, we received a notice of non-renewal of that policy. We were able to obtain new cyber liability insurance, but we cannot assure that we will be able to in the future. Further, we could be denied further coverage of the claim we made related to the above incident. In any case, such coverage and coverage of potential future claims under our current or future cyber liability insurance policies may not adequately cover our liabilities and we cannot predict the likelihood or outcome of future legal, regulatory or governmental actions against us or the effect such matters may have on us or our future insurance availability or costs.

Additionally, cyber liability insurance is subject to policy limitations and exclusions. If the limits of our cyber liability policies are exhausted, in whole or in part, it could deplete or reduce the limits available to pay other material claims applicable to that policy period. Further, our cyber liability insurance carrier could become insolvent and unable to fulfill its obligations to defend, pay or reimburse us when those obligations become due. Loss of or material reduction in cyber liability insurance could also materially affect our ability to contract with current or future customers depending on the cyber liability insurance requirements they require us to have. In any of these cases, or if payments of claims exceed our limits or are not otherwise covered by insurance, it could have an adverse effect on our business, financial condition, or results of operations.

Our financial performance is tied to the quality of the information technology platforms we can acquire or license from third parties to provide our services, and the rapid advancements and changes in information technologies and their availability could disrupt our ability to remain competitive.

Effective and competitive delivery of our services is increasingly dependent upon the information technology resources and processes provided by third-party vendors. In addition to better serving our customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide services to enhance customer convenience, as well as to create additional efficiencies in our operations. We are largely dependent on licensing and integrating various information technology systems and software from third parties for delivery of our services, the loss, ineffective management or malfunction of which could jeopardize all or parts of our ability to deliver our services. For example, in 2022 we had difficulties implementing new utilization review and medical case management software and had to transition to another vendor after the first vendor was unable to provide fully functioning software. During those transitions, our automated processes had to be performed manually, which caused delays in providing services and invoicing our customers, reduced productivity, and increased outsourcing costs. While the replacement software has restored our ability to provide services, certain important functionalities are still being developed. We cannot be assured that the new software system will remain functional, nor whether adequate software will be available from any source in the future. We anticipate that we will continue to rely on third-party software for our services in the future and many of the risks associated with the use of third-party software cannot be eliminated.

As technology in our industry changes and evolves, keeping pace may become increasingly complex and expensive, or entirely unavailable. Disruptive technologies could result in substantial increases in costs or a reduction in the need for services for which we currently charge our customers. For example, artificial intelligence and/or automation could render some of our services uncompetitive, unprofitable, or even obsolete, and require us to alter our business plans. Further, there can be no assurance that we will be able to effectively implement new technology-driven products and services, which could reduce our ability to compete effectively, particularly because many of our competitors have greater resources to invest in technological improvements than we do. The ability to provide our services may also suffer from the impacts of industry consolidation, as larger companies privatize, acquire, develop, retire or limit the licensing of the software we currently rely on for providing our services. For example, the software we used for our utilization review and medical case management services was purchased by a larger competitor and the software was discontinued because the competitor already had its own software. This resulted in us having to acquire new utilization review and medical case management software, which, as discussed in the preceding paragraph, resulted in having to make multiple transitions to access functional software, delays in providing services and invoicing our customers, reduced productivity, and incurred additional costs. We cannot be assured that this replacement software or any other software on which we are reliant will be available or adequate in the future. The cost of technologies we rely on may also change drastically, changing the profitability profiles of certain services and, in extreme cases, the viability of that line of business for us. Because we rely heavily on various technologies and their ability to integrate with other critical systems to provide our services, the occurrence of any of these events could have a material adverse impact on our business, results of operations and financial condition.

An interruption in our ability to access, review or deliver critical data may cause customers to terminate our services and/or may reduce our ability to effectively compete.

Certain aspects of our business are dependent upon our ability to store, retrieve, process and manage data, and to maintain and upgrade our data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other system failures could cause our customers to terminate our services and could have a material adverse effect on our business and results of operations. For example, during our fourth quarter 2022, we transitioned to new software for our utilization review and medical case management services, but the new software failed to perform as needed and we had to transition to different software for those functions. Although the current software has restored our ability to provide services, we continue to experience delays in invoicing several of our customers. We cannot assure that these customers or other customers that may be affected in the future will not dispute the amounts invoiced or otherwise terminate our services due to these or potential future functionality problems.

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

For example, and as discussed in more detail in Item 1C. Cybersecurity, the third-party vendor that provides our managed file transfer as a service system experienced a data security incident that affected many of its customers, including the Company. The threat actor in this incident accessed certain of our customers’ employees’ and other third parties’ data and such data included protected health information, as defined by the Health Insurance Portability and Accountability Act, and personally identifiable information. We have provided the required notifications to the data owners, and where appropriate, to the individuals affected by the incident and to various State Attorneys General. As of the date of this annual report, this incident has not had a materially adverse impact on our results of operations. However, because of the ongoing nature of the effects of this incident and current unknown, an estimate of the future impacts, if any, on our business, results of operations and other potential liabilities, cannot be made.

In addition, as new data privacy and security laws are implemented, we may be unable to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes to address new data security laws or customer requirements could be time-consuming and expensive and the failure to timely implement the required changes could result in our inability to sell our services or retain customers. For example, the California Consumer Privacy Act (“CCPA”) and amendments made to it through the California Privacy Rights Act (“CPRA”), can require certain businesses to give California consumers more control over their data and share certain notices regarding their privacy practices. We believe we are currently exempt from compliance with the CCPA and CPRA, but if we have misinterpreted the existing exemptions, or if amendments to or official guidance related to these laws changes the availability of these exemptions to us, we may incur significant costs, administrative burdens, and legal liabilities as a result.

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

Licensure and Regulatory Risks

Failure to maintain our licenses and/or accreditation would have a material, adverse impact on our business and results of operations.

Our HCOs require operating licenses from and our MPNs require approval by the state of California. If the California governing body were to determine that we have failed to comply with the licensure or approval requirements, it has the authority to deny, suspend or revoke our licenses or approvals. Further, our HCO licenses and MPN approvals must be recertified every three years and reapproved every four years, respectively. If our licenses or approvals were suspended, revoked, or not recertified or reapproved we would no longer be able to operate our HCO and/or MPN networks. In addition to the reduction in revenue we would experience from the loss of our HCO and/or MPN operations, the other services we offer would likely also be impacted negatively as many of the customers for our utilization review, medical bill review and medical case management services are derived from our HCO and MPN customers.

Similarly, the state of California requires workers’ compensation organizations performing utilization review in California to be accredited by URAC and undergo a routine investigation by the California Division of Workers’ Compensation every five years. We must be reaccredited by URAC every three years. If we were to lose our URAC accreditation or not earn reaccreditation, we would experience a loss of utilization review revenue in California and possibly other states. Other states in which we currently perform utilization review/utilization management each have different standards for authorizing utilization review organizations. If we were to fail to pass our routine investigations or meet those varied standards or experience administrative difficulty managing the maintenance of these various certifications and approvals, we could experience a loss or reduction in utilization review revenue and/or fines or penalties.

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

Within our industry there has been a movement among certain medical and healthcare providers and injured worker applicants’ attorneys to challenge the use of cost containment techniques. Some have even resorted to litigation to challenge the application of cost containment and medical control measures. This includes challenges to insurers’ claims adjudication, reimbursement decisions, and choice of medical provider and treatments. While these lawsuits have not yet involved us or any services we currently offer, we may be subject to them in the future, and the impacts of other legal challenges may negatively impact our ability to provide certain cost containment services in the future, which could result in material adverse impacts on our revenues.

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

Some of our customers’ industries are labor intensive, but with the rise in costs for manual labor they may use technology to replace some of their workforce. This may cause a decline in the frequency and severity of the workers’ compensation claims and reduce the need for our services. However, even as the labor market changes, we still anticipate workers’ compensation claims will persist, as, for example, in California, employers are responsible for occupational injuries even if they occur while performing work-related activities at home. Changes in the strength of the economy also affect the size and activity of the workforce and consequently the level of workers’ compensation claims. These factors can cause cyclical and permanent material adverse impacts on our results of operations.

Additionally, we have seen recent declines in workers’ compensation claims, for example, from the decrease in the severity and frequency of COVID-19 in our customers’ workforce. During the first quarter of 2022, we saw an increase in reporting COVID-19 related claims, which resulted in increases in our claim network fees. However, that trend appears to have been short, as there was a decrease in the number of reported COVID-19 related claims in the second quarter of 2022 and through the end of fiscal 2022.  Fiscal 2023 saw relatively stable COVID-19 claims frequency and severity trends, and state and local laws and regulations relating to the treatment of COVID-19 cases in the workplace had expired or relaxed, which has further reduced the overlap of COVID-19 cases on workers’ compensation claims.

Risks Related to Owning our Securities

The price and trading volume of our common stock may be volatile, which may negatively affect its value and liquidity.

The market price of our common stock may be volatile and subject to fluctuations. During the twelve-month period ended December 31, 2023, the low bid price for our common stock was $0.67 per share and the high bid price was $0.96 per share. Our common stock is currently quoted on the OTCQB, which is generally a thinly traded market that lacks the liquidity of certain other public markets. Additionally, there are a limited number of our shares of common stock outstanding, which may further limit the liquidity of our shares. Moreover, in the past, stock markets have experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets resulting in changes in the market price of the stock of many companies, which may not have been directly related to the operating performance of those companies. We cannot assure that the market price for our common stock will not fluctuate or decline significantly in the future or that there will be sufficient trading volume in our common stock to allow our shareholders to sell their shares in the market when they desire to do so.

Our Chief Executive Officer, President and Chairman of the board of directors has the ability to exercise significant control over the Company.

Tom Kubota, our Chief Executive Officer, President and Chairman of the board of directors beneficially owns 8,351,647 shares, or approximately 65.3% of our outstanding common stock. Since 2008, Mr. Kubota has held a majority of our outstanding common stock and voting control of the Company. Mr. Kubota also holds 16,000 shares of our Series A convertible preferred stock, which represents 100% of the outstanding shares of Series A convertible preferred stock. In most matters, our Series A convertible preferred stock is treated on parity with our common stock on a share-for-share basis, with the exception that each share of Series A convertible preferred stock is entitled to 20,000 votes of common stock on all matters submitted to a vote of our common stockholders. The Series A convertible preferred stock is convertible to shares of our common stock on a one share for one share basis at the election of the holder thereof. This capital structure may be viewed positively, negatively or indifferently by the market, investors, and potential acquisition targets. If it is viewed negatively, it could affect the liquidity and/or market price for our common stock, and our ability to participate in merger and acquisition or capital-raising transactions.

General Risk Factors

Even if we are successful in making strategic acquisitions, it could have a negative impact on our business.

From time to time, management evaluates potential opportunities to expand our business through strategic acquisitions. To date, we have been unsuccessful in our efforts to identify suitable acquisition candidates. Even if we are successful in identifying and making strategic acquisitions, there can be no assurance such acquisitions will positively impact our business and the results of operations. Acquisitions are subject to numerous risks. Expenses arising from our acquisition efforts could have a negative impact on operating results, at least in the short term. If such transactions do occur, there can be no assurance that we will be able to effectively integrate the acquired businesses. In addition, any such transactions would be subject to various risks associated with the acquisition of businesses, including, but not limited to, the following:

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

●	an acquisition may disrupt ongoing business, divert resources, increase expenses, and distract management;

●	the acquired businesses, products, services, or technologies may not generate sufficient revenue to offset acquisition costs;

●	we may have to issue equity or debt securities to complete an acquisition, which would dilute the position of stockholders and could adversely affect the market price of our common stock; and

●	the acquisitions may involve entry into a geographic or business market in which we have little or no prior experience.

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

In addition, we cannot assure that we will not be the subject of litigation, including but not limited to, being joined in litigation brought against one of our customers in the managed care industry. While we maintain professional liability insurance and such other coverages as we believe are reasonable considering our experience to date, this coverage may be insufficient. We also cannot assure that insurance companies will always make insurance available to us at a reasonable cost to protect us from significant future liability. If we become subject to litigation our business, financial condition or results of operations could be negatively impacted.

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

Acts of war, terrorist attacks, natural disasters, and health crises (including epidemics and pandemics), may harm our business, operating results, and financial condition.

Acts of war, terrorist attacks, natural disasters, health crises or other similar events may disrupt our operations, as well as the operations of our customers. Such events have the potential to create significant volatility, uncertainty, and worldwide economic disruption, resulting in an economic slowdown of potentially extended duration, as seen with the COVID-19 pandemic. Such events could adversely affect our business and financial results, and they may also have the effect of heightening many of the other risks described throughout this annual report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

We recognize the importance of maintaining the trust and confidence of our customers, business partners, and employees, and cybersecurity represents an important component of our overall approach to enterprise risk management. Our approach to cybersecurity risk management is aligned with our risk profile and business, and includes efforts towards meeting the standards for an organization of our size and type in conjunction with the National Institute of Standards and Technology. We also utilize a third-party IT vendor to manage the technological security and efficacy of our systems, including a Virtual Chief Information Officer, a Virtual Chief Information Security Officer, and other IT specialists who manage our IT and cybersecurity needs.

Our cybersecurity risk management is designed to employ technology and security practices across our operations and business functions, including vulnerability assessments, detecting and responding to cyber security incidents, cybersecurity crisis preparedness and incident response resources, vulnerability scans and IT security risk assessments, and progressive investments in cybersecurity infrastructure and technology designed to reduce cybersecurity risks. Notable aspects of our cybersecurity risk management include:

●	efforts towards adoption of the National Institute of Standards and Technology (NIST), Cybersecurity Framework;
●	periodic IT risk assessments conducted by an external cybersecurity consultant;
●	enterprise-wide security and privacy measures;
●	IT security, cybercrime, privacy, and HIPAA security training provided to employees and independent contractors;
●	periodic social engineering and phishing testing for employees;
●	encrypted and air-gapped data backups;
●	periodic dark web monitoring and vulnerability scans; and
●	periodic review of disaster preparedness, incident response, and business continuity plans.

We intend to continue to leverage the support of third-party information technology and security providers, including to perform risk assessments designed to identify, assess, and manage cybersecurity risks. We assess on an ad hoc basis the data protection practices of certain of our third-party vendors who handle our data, which assessments include the assessment of vendor data protection policies, disclosure of changes to data protection policies or practices, maintenance of cyber liability insurance, and provision of certifications, assessments, or other documentation as deemed relevant.

As of the date of this annual report, we maintain cyber liability insurance that provides cyber incident response coverage. However, costs, damages, and remediation associated with cybersecurity incidents may not be adequately insured under our insurance policy and may be subject to applicable deductibles, to the extent that they are covered. See also “We could lose cyber liability insurance coverage and be subject to uninsured liabilities” in Item 1A, Risk Factors, of this annual report for additional discussion of risks related to our cyber liability insurance.

As previously disclosed, in fiscal 2023, Fortra, LLC, the third-party vendor that provides the GoAnywhere managed file transfer as a service system (MFTaaS), experienced a data security incident that affected many of Fortra’s customers, including us. We use GoAnywhere as a means by which our customers electronically share certain data regarding their employees and other third parties with us. Our understanding is that this activity was the result of the threat actor’s exploit of a zero-day vulnerability in Fortra’s systems. Based on the information we have obtained from Fortra and our own diligence, we understand that this activity only affected Fortra’s systems, and did not involve unauthorized access to our information systems. However, the threat actor in this incident accessed certain of our customers’ employees’ and other third parties’ data and such data included protected health information, as defined by the Health Insurance Portability and Accountability Act, and personally identifiable information. We have engaged outside experts to assist in investigating and responding to this incident and have provided the required notifications to the data owners, and where appropriate, to the individuals affected by the incident and to various State Attorneys General.

As of the date of this annual report, this incident has not had a materially adverse impact on our results of operations. Though our response has not included material changes to our cyber risk management, strategy, or governance, we have taken or plan to take additional cybersecurity measures to continue to advance our cybersecurity policies, practices, and technology. We have incurred expenses, and may incur in the future expenses and losses, related to this incident. See also the risks included below the heading “Cybersecurity, Information Technology and Outsourced Services Related Risks” in Item 1A, Risk Factors, of this annual report for additional discussion of risks related to cybersecurity.

Governance

Our entire board of directors is responsible for the strategic leadership and direction of our cybersecurity program and has oversight over cybersecurity risks. Our management may provide periodic presentations to the board on our cybersecurity program, including updates on cybersecurity risks, strategy and incident management, as applicable. Our cybersecurity risk management is also administrated at a management level through a multi-disciplinary Technology Business Review Committee comprised of members of our operational and organizational management, as well as our outsourced Virtual Chief Information Officer. The Technology Business Review Committee is tasked with identifying and monitoring what we believe to be the key technology risks currently facing the Company, including cybersecurity risks. The committee meets on at least a quarterly basis and on an as-needed basis to address risks, regulatory requirements, potential threats, vulnerabilities, available mitigation strategies and technologies, operational imperatives and changes, and progress updates on relevant projects related to our IT and cybersecurity.

In addition, we undergo an annual IT risk assessment reviewed by a third-party IT vendor, with significant or actionable findings reported to the Technology Business Review Committee. The annual IT risk assessment identifies our risk status on various IT security metrics and prioritizes remediation, external vulnerability scan results, patching reports, dark web status, and personnel IT security training reports. This annual third-party review helps further monitor and inform our Technology Business Review Committee’s work and our cybersecurity risk management and strategy.

ITEM 2.	PROPERTIES

On April 1, 2022, the Company moved office locations from 1201 Dove Street, Suite 300 in Newport Beach, California to 19800 MacArthur Boulevard, Suites 306 & 307, in Irvine, California, under a one-year lease. The Company renewed the lease on December 28, 2023, for an additional 12 months, with a new expiration of March 31, 2025. This office space now serves as the principal executive office of the Company, as well as the principal office of the Company’s operating subsidiaries. The new office space is for the executive team and shared office space for key employees to use as needed. We have decided to keep the majority of our workers remote, which gives us the flexibility to hire employees inside and outside of the state of California. We anticipate our new office space will be suitable and adequate for our needs for the duration of the lease. Our telephone number is 949-721-8272.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 9 - Commitments and Contingencies in the notes to our audited consolidated financial statements included in this annual report, which discussion we incorporate by reference into this Item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTCQB under the ticker symbol “PFHO.” The following table presents the published quarterly high and low bid quotations for the periods indicated and was furnished to us by OTC Markets Group, Inc. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2023
Fourth Quarter	$0.80	$0.67
Third Quarter	$0.88	$0.82
Second Quarter	$0.93	$0.87
First Quarter	$0.96	$0.77

Fiscal year ended December 31, 2022
Fourth Quarter	$0.84	$0.74
Third Quarter	$0.85	$0.71
Second Quarter	$0.90	$0.72
First Quarter	$0.97	$0.73

Holders

As of April 12, 2024, we had 284 shareholders of record holding 12,800,000 shares of our common stock. The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in “nominee” or “street” name by banks, brokers, and other financial institutions.

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

During the year ended December 31, 2023, our board of directors declared a special one-time cash dividend of $0.10 per share on each share of Company common stock outstanding at the record date of June 5, 2023. Pursuant to the rights provided in the Designation of Rights, Privileges and Preferences of Series A Preferred Stock dated December 27, 2019, holders of the Company’s Series A Preferred Stock participated in the dividend payment based on the number of shares of Series A Preferred Stock held on the record date. As of December 31, 2023, we issued $1,281,600 in dividends with $72,013 of that amount remaining payable. This payable has been accrued and included in the dividends payable on our balance sheet.

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

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the year ended December 31, 2023, which were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2023.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2023 and 2022, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our audited consolidated financial statements and related notes included in Item 8 Financial Statements and Supplementary Data of this annual report.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations, financial condition, liquidity and capital resources. Our actual results, financial condition, liquidity and capital resources may vary from the results anticipated by these statements. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Actual future results may differ materially from those expressed in the forward-looking statements as a result of risks, uncertainties, and assumptions. Please see “Cautionary Statement Regarding Forward-Looking Statements” and Item 1A Risk Factors of this annual report.

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

Our core services focus on reducing medical treatment costs by enabling our customers to share control over the medical treatment process of their injured employees. This control is obtained by participation in one of our medical provider networks. We realize revenues from enrollment of the employees of our customers into our various networks. We also provide claims-related services including utilization review, medical case management, medical bill review, employee advocate services, workers’ compensation carve-outs, expert witness testimony and Medicare set-aside services that bring efficiencies to claims processing and management that reduce the overall burden of workers’ compensation claims resolution.

Our business has a long sales cycle, typically eight months or more. Once we have established a customer relationship and enrolled employees of our customers, our revenue adjusts with the growth or retraction of our customers’ employee headcount and their number of workers’ compensation claims. Throughout the year, the customers’ employee headcount and number of claims fluctuate due to seasonal or operational reasons. New customers are added while others terminate for a variety of reasons, such as changing workers’ compensation insurance carriers, third party administrators, or their contract term with us ends. Some of our customers are municipalities and local governmental entities which are required to go out for a public bid when their contract with us ends, which affects the ability for us to negotiate with and retain these types of customers.

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

Impact of COVID-19 on our Business

In February 2022, California passed another COVID-19 Supplemental Paid Sick Leave law (“CSPSL”). It provided employees paid leave for COVID-19 related reasons such as caring for themselves, family members, or for vaccine related appointments or illnesses caused by COVID-19 or the vaccine from January 1, 2022, through September 30, 2022. The CSPSL allowed employees to retroactively request reimbursement for qualifying leave or to use it towards future requests through September 30, 2022. Employers whose employees utilized CSPSL are ineligible for federal tax credits to offset the costs of providing the CSPSL. On September 29, 2022, California passed a bill that extended the CSPSL leave through December 31, 2022, and provides a supplemental paid sick leave relief grant program for employers for reimbursement of CSPSL. As of the date this annual report, the CSPSL relief grant program is still in development and unavailable to apply for. When it becomes available, we intend to apply for reimbursement of CSPSL.

We continued to offer COVID-19-specific paid leave benefits to our employees until the expiration of CSPSL on December 31, 2022, although we continue to have family, medical, and other types of leave available to employees under pre-existing Company policy. As of December 31, 2023 and 2022, we have incurred negligible payroll, benefits, administrative, and liability costs related to CSPSL. As of the date of this annual report, California has not passed additional COVID-19 related sick leave laws.

In response to COVID-19, we transitioned primarily to a remote workforce and we have taken measures to ensure data security, but there is no guarantee that these measures will be completely effective, that our productivity will not be adversely impacted, or that we will not encounter other risks associated with a remote workforce, such as increased loss of direct control of and reliance on third party information systems required for us to run our business.

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

Summary of Fiscal 2023

During the year ended December 31, 2023, total revenues decreased 2% compared to fiscal 2022. During fiscal 2023, revenue from MPN, medical bill review, medical case management, and other services decreased by 2%, 4%, 20% and 15%, respectively; and revenue from HCO and utilization review fees increased 1% and 14%, respectively, compared to fiscal 2022.

From fiscal 2022 to fiscal 2023, operating expenses decreased by 3%, primarily as a result of decreases in general and administrative expenses, salaries and wages, consulting fees, and insurance. The decreases were partially offset by increases in bad debt provision, outsource service fees, data maintenance, depreciation, and professional fees expenses. As a result, there was a 2% increase in our income from operations from fiscal 2022 to fiscal 2023.

Our net income increased 56%, from $492,886 in fiscal 2022 to $767,928 in fiscal 2023, primarily as a result of a 1,407% increase in interest income from our investment in U.S. Treasury bills. The increase in net income was partially offset by a 60% increase in income tax provision related to interest income earned during fiscal 2023. Basic and fully diluted earnings per share during fiscal 2023 were $0.06 and $0.06, respectively, compared to $0.04 and $0.04, respectively, during fiscal 2022.

Revenue

We derive revenue from fees charged for access to our HCO and MPN provider networks, claim network fees, HCO/MPN network administration, medical bill review, medical case management and employee advocate services, utilization review services, Medicare set-asides, and network access.

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

The following table sets forth, for the years ended December 31, 2023, and 2022, the percentage each revenue item identified in our audited consolidated financial statements contributed to total revenue during the respective period.

	2023	2022
HCO	27%	26%
MPN	9%	9%
Medical bill review	7%	7%
Utilization review	33%	29%
Medical case management	21%	26%
Other	3%	3%

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

General and administrative

General and administrative expenses consist primarily of dues and subscriptions, IT Enhancement, meals, travel, and entertainment, office rent, telephone, vacation expense, licenses and permits, miscellaneous, advertising and marketing, auto expenses, bank charges and fees, education, parking, postage and delivery, shareholders’ expense, equipment repairs and office supplies.

The following table sets forth, for the years ended December 31, 2023, and 2022, the percentage each expense item identified in our audited consolidated financial statements contributed to total expense during the respective period.

	2023	2022
Depreciation	1%	1%
Bad debt provision (recovery)	1%	-%
Consulting fees	4%	4%
Salaries and wages	52%	53%
Professional fees	7%	6%
Insurance	6%	6%
Outsource service fees	14%	12%
Data maintenance fees	4%	4%
General and administrative	11%	14%

Results of Operations

Comparison of the fiscal years ended December 31, 2023 and 2022

The following represents selected components of our consolidated results of operations, for the years ended December 31, 2023 and 2022, respectively, together with changes from year-to-year:

	Year Ended December 31,
	2023	2022	Amount of Change	% of Change
Revenues:
HCO	$1,516,608	$1,500,363	$16,245	1%
MPN	525,595	534,447	(8,852)	(2%)
Medical bill review	394,058	412,015	(17,957)	(4%)
Utilization review	1,861,450	1,636,632	224,818	14%
Medical case management	1,206,283	1,513,659	(307,376)	(20%)
Other	125,924	147,841	(21,917)	(15%)
Total revenues	5,629,918	5,744,957	(115,039)	(2%)

Expenses:
Depreciation	37,527	33,998	3,529	10%
Bad debt provision (recovery)	25,941	(626)	26,567	4,244%
Consulting fees	225,780	227,406	(1,626)	(1%)
Salaries and wages	2,565,199	2,689,842	(124,643)	(5%)
Professional fees	330,236	314,013	16,223	5%
Insurance	311,779	315,919	(4,140)	(1%)
Outsource service fees	699,770	610,277	89,493	15%
Data maintenance	201,696	182,437	19,259	11%
General and administrative	553,455	705,567	(152,112)	(22%)
Total expenses	4,951,383	5,078,833	(127,450)	(3%)

Income from operations	678,535	666,124	12,411	2%

Other income:
Interest income	409,950	27,199	382,751	1,407%
Total other income	409,950	27,199	382,751	1,407%

Income before taxes	1,088,485	693,323	395,162	57%
Income tax provision	320,557	200,437	120,120	60%

Net income	$767,928	$492,886	$275,042	56%

Key trends affecting results of operations

During the first quarter of 2022, there was an increase in COVID-19-related workers’ compensation claims as the economy reopened and businesses returned to normal. COVID-19-related claims began to trend downwards as the illness severity decreased and the employee benefits for COVID-19 illnesses ended. As a result, the revenues from HCO and MPN claim network fees during the first quarter of 2022 increased 39% and 50%, respectively, above the pre-pandemic average claim levels. However, the temporary increase in COVID-19-related workers’ compensation claims and related revenue trended down during the last three quarters of 2022 and stayed at pre-first quarter 2022 levels throughout fiscal 2023. Unless there is a strong resurgence of COVID-19 or change in laws relating to its treatment, we do not expect COVID-19-related workers’ compensation claims to affect the results of our operations going forward.

During fiscal 2023, we saw a 5% and 4% increase in the number of employees enrolled in our HCO and MPN programs compared to the prior year. The enrollment numbers in our HCO and MPN programs generally correlate with economic conditions and the size and activities of our customers’ workforce. If economic conditions become challenging, including from the effects of inflationary pressures, elevated interest rates, and challenging labor market conditions, our customers may reduce their workforce, in which case we would expect a decline in the number of employees enrolled in our HCO and MPN programs in future periods and in related revenues. Provider network fees increased 6% for HCO customers and decreased 19% for MPN customers, comparing fiscal 2022 to fiscal 2023. Claim network fees for HCO and MPN decreased 20% and 25%, respectively, from fiscal 2022 to fiscal 2023.

During the fourth quarter of 2022 and through the first quarter of 2023, we experienced difficulties transitioning to a new software vendor for our utilization review and medical case management services. Throughout the software transition, our automated processes had to be performed manually, which caused delays in providing services and invoicing our customers, reduced productivity and resulted in additional outsourcing costs. Our net income was adversely impacted in the first quarter of 2023 as a result of the interruptions and costs associated with the software transition. However, during the third quarter of 2023 the issues were resolved. As of the date of this annual report, the delayed invoicing problems have been addressed and much of the related outstanding accounts receivable issues have been resolved.

Revenue

HCO

During the year ended December 31, 2023, HCO revenue increased by 1% compared to fiscal 2022. In the first quarter of 2022, claim network fees were 39% higher than the pre-pandemic average for our customers, due to the increase in COVID-19 claims as the California economy reopened. Claim network fees for the second and third quarters of 2022 remained 8% higher than the pre-pandemic average due to COVID-19 related claims. Claim network revenue returned to pre-pandemic levels in the fourth quarter of 2022 through the end of fiscal 2023. For fiscal 2023, there was a 20% decrease in the claim network fees from fiscal 2022, which we attribute to the decline in COVID-19 claims after third quarter of 2022. However, HCO enrollment and notification fees increased 21% from fiscal 2022 to fiscal 2023 due to an increase in the number of enrolled employees and a fee increase during fiscal 2023. During fiscal 2022, employee enrollment in our HCO program remained low as the COVID-19 pandemic continued to keep workforces low. However, during fiscal 2023 employer hiring trends rose and as a result HCO program administration fees increased 5% during fiscal 2023.

MPN

There was a 2% decrease in MPN revenue for fiscal 2023 compared to fiscal 2022. In the first quarter of 2022, claim network fees were 50% higher than pre-pandemic averages for our customers and remained 11% higher during the second quarter of 2022, due to the increase in COVID-19 claims as the California economy reopened. However, claim network revenue returned to pre-pandemic levels in the third quarter of 2022 through the end of 2023. The decrease in MPN revenue was partially offset by a 5% increase in MPN program administration fees from an increase in the number of enrollees into our monthly MPN program during fiscal 2023. MPN program administration fees are currently above their pre-pandemic levels as a result of employers hiring additional employees and one customer acquiring another company, and, under current conditions, we expect program administration fees to increase as employers increase their workforce in 2024.

Medical bill review

There was a 4% decrease in medical bill review revenue during fiscal 2023 compared to fiscal 2022. The decrease was primarily due to fewer hospital and non-hospital bills reviewed for customers and the loss of two customers in the second quarter of 2023. The decrease was partially offset by the addition of a new customer in the fourth quarter of 2022 and the addition of a new customer in the third quarter of fiscal 2023; however, we expect further decreases in medical bill revenue during 2024 as we do not expect these offsets to make up for the loss of customers in 2023.

Utilization review

During the year ended December 31, 2023, utilization review revenue increased 14% compared to fiscal 2022. The increase in revenue was due to increases in utilization review referrals from existing customers and the addition of a new customer in the fourth quarter of 2022, partially offset by a decrease in utilization review referrals resulting from the loss of a customer in the second quarter of 2023. Utilization review revenue is above pre-pandemic levels and we expect demand for these services to remain strong during 2024.

Medical case management

During the twelve-month period ended December 31, 2023, revenue from medical case management decreased 20% compared to fiscal 2022. The decrease was attributable to a decline in COVID-19 and non-COVID-19 claims from existing customers. During the pandemic, some of our customers opted to have COVID-19 claims assigned to a medical case manager, regardless of severity of the illness, and the trend continued into the third quarter of 2022. Since the third quarter of 2022, due largely to the severity and frequency of COVID-19 claims declining, our customers have stopped requiring a medical case manager to be assigned to those claims, which has adversely impacted medical case management revenues. We expect medical case management revenue to decline further in 2024, even with the anticipated increase in revenues from employee advocate services.

Other

Other fees consist of revenue from network access fees derived from out of network referrals to our network of providers, claims fees, expert witness testimony, legal support services, Medicare set-aside, and workers’ compensation carve-out services. Other fee revenue for the year ended December 31, 2023, decreased 15% when compared to fiscal 2022. The decrease was mainly attributable to decreases in the number of referrals for Medicare set-aside, and a decrease in network access fee revenue from decreased access to our network by preferred provider organizations during fiscal 2023. We anticipate revenue for this category will remain steady at this level throughout 2024.

Expense

Depreciation

Depreciation expenses increased 10% during fiscal 2023 due to depreciating new and existing fixed assets.

Bad debt provision (recovery)

Bad debt provision increased 4,244% during fiscal year 2023 when compared to fiscal 2022 due to a customer becoming delinquent on some of their payments. Although we have been working with the customer to get their account current and expect eventual payment in full, we have increased our bad debt provision in the event the customer does not pay in full.

Professional fees

Professional fees increased 5% during fiscal 2023. The increase in professional fees was primarily the result of additional legal, field medical case management and accounting services, partially offset by decreases in other professional services. The increase in legal services was related to legal fees stemming from a bill dispute and the cybersecurity incident during 2023, and the increase in accounting services was related to an employee retention credit, which is a refundable tax credit for businesses and tax-exempt organizations that had employees and were affected during the COVID-19 pandemic.

Outsource service fees

Outsource service fees increased 15% during the twelve-month period ended December 31, 2023, compared to the same period of 2022. The increase in outsourced service fees was primarily attributable to increased demand for our utilization review and HCO, the provision of which utilize outsourced services. The increase was partially offset by decreases in the outsourced services for Medicare set-aside due to fewer client requests for this service. Our outsourcing and related fees will continue to correspond with the level of medical bill review, enrollees in our HCO, utilization review, certain field medical case management and Medicare set-aside services.

Salaries and wages

Salaries and wages decreased 5% during fiscal 2023 compared to fiscal 2022. The decrease was due to us having fewer employees and was partially offset by an increase in wages and salaries for our existing employees. Given the current increased wage inflation trends, we expect salaries and wages will increase in future periods from our efforts to attract and retain employees.

Data maintenance

During the year ended December 31, 2023, data maintenance fees increased 11% compared to fiscal 2022. The increase in data maintenance fees was due to increases in our customers’ employee counts for enrollment in our HCO and MPN programs, which have corresponding data maintenance needs.

General and administrative

During fiscal 2023, general and administrative expenses decreased by 22% compared to fiscal 2022. The decrease was primarily due to decreases in office rent, licenses and permits, a one-time credit for IT enhancement as a result of resolving a bill dispute, telephone expenses, miscellaneous, parking, and banking charges and fees. The decrease was partially offset by increases in vacation expenses, postage and delivery, auto expenses, advertising and marketing, shareholders’ expense, dues and subscriptions, and other general and administrative expenses. While we anticipate certain general and administrative expenses will remain lower than historic levels, such as office rent, internet and phone, we expect other general and administrative expenses, such as IT enhancements, hardware and other technology-related expenses will remain at higher than historic levels in future periods.

Income from Operations

The 2% decrease in revenue during fiscal 2023 was offset by a 3% decrease in total expenses during the same period, resulting in a 2% increase in income from operations during the fiscal year ended December 31, 2023.

Other Income

On December 8, 2022, the Company purchased $8,721,310 of U.S. Treasury bills that matured on June 8, 2023, with interest earned in the amount of $202,690. On June 8, 2023, the Company again purchased U.S. Treasury bills in the amount of $7,642,981, which matured on December 8, 2023, with interest earned in the amount of $203,019. On December 8, 2023, the Company purchased another $7,846,389 of U.S. Treasury bills, which will mature on June 8, 2024. As of December 31, 2023, the noncash interest earned on the U.S. Treasury bills purchased on December 8, 2023 was $31,362. Our total cash and non-cash interest income earned on our investments during fiscal 2023 was $409,950.

Income Tax Provision

Our income tax provision for the year ended December 31, 2023, increased by $120,120 or 60% compared to fiscal 2022. The increase in income tax provision was attributable to a 1,407% increase in interest income during fiscal 2023.

Net Income

During fiscal 2023, we realized a 2% decrease in total revenues, a 3% decrease in total expenses, a 1,407% increase in interest income, and a 60% increase in our provision for income tax when compared to fiscal 2022.

Decreases in revenues were offset by decreases in expenses, resulting in a 2% increase in income from operations. Cash and noncash interest income during fiscal 2023 was $409,950 compared to $27,199 during fiscal 2022 from the interest earned on our U.S. Treasury bill investments.

When comparing fiscal 2023 to fiscal 2022, fiscal 2023 revenues decreased due to the decline in COVID-19 related claims and the loss of two customers in 2023. The decrease was partially offset by the addition of a customer in the fourth quarter of 2022 and increases in our employee advocate program, utilization review services, and HCO and MPN enrollment. We expect that our revenues will no longer be impacted by the declines in COVID-19 claims and that interest income from our investments will continue to partially offset any decreases in revenue.

The above factors contributed to a 56% increase in net income from fiscal 2022 to fiscal 2023, with net income of $492,886 in fiscal 2022 and net income of $767,928 in fiscal 2023.

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

We have focused on reducing other operating expenses while maintaining our ability to provide the high-quality services to which our customers are accustomed. For example, in April 2022 our office lease in Newport Beach, California expired, and we entered a 12-month lease for a smaller office space in Irvine, California. In December 2023, we renewed the new office space lease for an additional 12-month period which will expire March 31, 2025. As a result of relocating to a smaller office and continuing to have our employees work remotely, we have decreased the operating costs for office expenses, but have utilized some of those savings to enhance our IT security, as well as other IT enhancements.

We currently have planned certain capital expenditures to replace our laptops and ancillary devices due to their age and as part of our ongoing continuity plan. We anticipate investing activities will continue throughout 2024 as we replace aging software, computer equipment, and further enhance our IT security. We anticipate these costs will be significant, but believe we have adequate capital on hand to cover these expenses. We do not anticipate these expenditures will require us to seek outside sources of funding.

During fiscal 2023, we realized net income of $767,928, as a result of income from operations and cash and noncash interest from our investment in U.S. Treasury bills. As of December 31, 2023, we had $2,565,922 in cash on hand compared to $2,036,432 as of December 31, 2022. The $529,560 increase on cash was the result of realizing an increase in net income, which was primarily attributable to cash interest earned on our investments, coupled with increases in income tax payable, accounts receivable, accrued expenses, prepaid expenses, and other assets. The increase was partially offset by decreases in accounts payable, deferred taxes, receivable-other, unearned revenue, taxes receivable, and deferred rent assets.

Management currently believes that absent (i) the loss of a major customer, (ii) increases in or sustained inflation, (iii) an increased or longer-term downturn in the general economy, or (iv) any unanticipated further adverse impacts related to COVID-19, cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses for at least the next twelve months.

We had an increase in cash on hand in fiscal 2023 from our cash interest earned on our investment in U.S. Treasury bills which matured on June 8, 2023, and December 8, 2023. We intend to continue to pursue potential acquisition transactions that, if additional cash on hand were needed for such transaction, we would either need to condition closing upon maturity of the bills or seek alternate financing, or a combination of those approaches. We may also seek growth through organic development of new lines of business or expansion of existing offerings. Depending upon the nature of the opportunities we identify, such acquisitions or expansion could require greater capital resources than we currently possess. Should we need additional capital resources, we could seek to obtain such through debt and/or equity financing. We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining equity or debt financing when needed on favorable terms, or at all. We could also use shares of our capital stock as consideration for a business acquisition transaction, but there is also no assurance that there would be significant interest in our capital stock by a potential seller or the market.

Cash Flow

During the year ended December 31, 2023, cash was primarily used to fund operations. We had a net increase in cash of $529,560 and a decrease in cash of $8,048,940 during the years ended December 31, 2023 and 2022, respectively. See below for additional discussion and analysis of cash flow.

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$932,359	$711,237
Net cash provided by (used in) investing activities	806,788	(8,760,177)
Net cash provided by (used in) financing activities	(1,209,587)	-
Net increase (decrease) in cash	$529,560	$(8,048,940)

Net cash provided by operating activities was $932,359 and $711,237 in fiscal 2023 and fiscal 2022, respectively. The increase in cash flow from operations during fiscal 2023 was the result of increases in net income, depreciation, bad debt provision, and income tax payable coupled with increases in accounts receivable, accrued expenses, prepaid expenses, and other assets, partially offset by decreases in accounts payable, deferred taxes, receivable – other, and unearned revenue. A substantial portion of the increase in accounts receivable was due to one customer having 81% of all outstanding past due invoices over 90 days.

Net cash provided by investing activities was $806,788 during fiscal 2023, and $8,760,177 used in investing activities during fiscal 2022. The increase in net cash provided by investing activities was due to the U.S. Treasury bills maturing, partially offset by the investment in new U.S. Treasury bills. We recognized cash and noncash interest of $409,950 for interest earned on our investments during fiscal 2023. We expect net cash used in investing activities to increase through 2023 and 2024 as we plan to update our current computer equipment.

During fiscal 2023, net cash used in financing activities was $1,209,587, which was the net amount of the one-time cash dividend paid in June 2023 of $1,281,600 and $72,013 in dividends payable. We did not engage in any financing activities during fiscal 2022.

Off-Balance Sheet Financing Arrangements

As of December 31, 2023, we had no off-balance sheet financing arrangements.

Inflation

We experience pricing pressures in the form of competitive pricing. Insurance carriers and third-party administrators compete against us for customers by offering bundled claims administration services with their own managed care services at a lower rate. We are also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits and facility leases. We believe that these impacts can be material to our revenues or net income. Some of our customers are public entities which contract with us at a fixed price for the term of the contract. Increases in labor and employee benefits can reduce our profit margin over the term of these contracts. See also “the effects of inflation may have a disproportionate impact on our business” of Item 1A Risk Factors of this annual report.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes. Because of the inherent uncertainty in making estimates and judgments, actual results could differ from our estimates and judgments. Our critical accounting policies are disclosed in Note 2, Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this annual report.

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

We must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our past experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. At December 31, 2023, three customers accounted for 10% or more of accounts receivable compared to three customers at December 31, 2022.

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

To the Board of Directors and Shareholders

of Pacific Health Care Organization, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pacific Health Care Organization, Inc. (the Company) as of December 31, 2023, and the related consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the result of its operations and its cash flows for each of the years in the year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 31, 2022, were audited by other auditors whose report dated March 31, 2023, expressed an unqualified opinion on those statements.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

Allowance for doubtful accounts

As described in the Consolidated Balance Sheet to the consolidated financial statements, the Company has established an allowance for doubtful accounts of $32,814 as of December 31, 2023. Auditing management’s evaluation of allowance was challenging due to the level of subjectivity and significant judgment associated with collectability of accounts receivable.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design for allowance of doubtful accounts. Our procedures consisted of performing retrospective review of the allowance by comparing historical reserve to historical write-offs, analyzing accounts receivable aging buckets, and sending confirmations. Based on the audit procedures performed, we found the reserve levels to be reasonable.

/s/ GreenGrowth CPAs

We have served as the Company’s auditor since 2023.

Los Angeles, California
April 15, 2024

PCAOB ID Number 6580

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 31, 2023

Pacific Health Care Organization, Inc.

Consolidated Balance Sheet

	December 31,	December 31,
ASSETS	2023	2022
Current Assets
Cash and cash equivalents	$2,565,992	$2,036,432
Investments	7,877,752	8,748,435
Accounts receivable	1,053,394	942,797
Allowance for credit	(32,814)	(7,807)
Deferred tax assets	38,871	-
Receivable – other	-	3,000
Prepaid expenses	179,702	175,355
Total current assets	11,682,897	11,898,212

Property and Equipment, net
Computer equipment	255,783	256,500
Furniture and fixtures	21,620	20,328
Total property and equipment	277,403	276,828
Less: accumulated depreciation and amortization	(200,009)	(179,423)
Net property and equipment	77,394	97,405
Operating lease right-of-use assets, net	56,489	50,137
Other assets	7,110	6,602
Total Assets	$11,823,890	$12,052,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$159,789	$263,022
Accrued expenses	367,609	332,551
Income tax payable	296,452	3,132
Dividend payable	109,013	37,000
Operating lease liabilities, current portion	44,519	39,620
Unearned revenue	30,919	33,544
Total current liabilities	1,008,301	708,869

Long Term Liabilities
Operating lease liabilities, long-term portion	11,970	10,517
Deferred tax liabilities	-	15,679
Total Liabilities	1,020,271	735,065

Commitments and Contingencies	-	-

Stockholders’ Equity
Convertible Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding	16	16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	10,374,746	10,888,418
Total Stockholders’ Equity	10,803,619	11,317,291

Total Liabilities and Stockholders’ Equity	$11,823,890	$12,052,356

The accompanying notes are an integral part of these audited consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022
Revenues
HCO	$1,516,608	$1,500,363
MPN	525,595	534,447
Medical bill review	394,058	412,015
Utilization review	1,861,450	1,636,632
Medical case management	1,206,283	1,513,659
Other	125,924	147,841
Total revenues	5,629,918	5,744,957

Expenses
Depreciation	37,527	33,998
Bad debt provision (recovery)	25,941	(626)
Consulting fees	225,780	227,406
Salaries and wages	2,565,199	2,689,842
Professional fees	330,236	314,013
Insurance	311,779	315,919
Outsource service fees	699,770	610,277
Data maintenance	201,696	182,437
General and administrative	553,455	705,567
Total expenses	4,951,383	5,078,833

Income from operations	678,535	666,124

Other income
Interest income	409,950	27,199
Total other income	409,950	27,199

Income before taxes	1,088,485	693,323
Income tax provision	320,557	200,437

Net income	$767,928	$492,886

Basic earnings per share:
Earnings per share amount	$0.06	$0.04
Basic common shares outstanding	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.06	$0.04
Fully diluted common shares outstanding	12,816,000	12,816,000

The accompanying notes are an integral part of these audited consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock		Common Stock		Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2021	16,000	$16	12,800,000	$12,800	$416,057	$10,395,532	$10,824,405

Net income for the year ended December 31, 2022	-	-	-	-	-	492,886	492,886

Balance December 31, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,888,418	$11,317,291

Common stock cash dividends paid	-	-	-	-	-	(1,280,000)	(1,280,000)
Preferred stock cash dividends paid	-	-	-	-	-	(1,600)	(1,600)

Net income for the year ended December 31, 2023	-	-	-	-	-	767,928	767,928

Balance December 31, 2023	16,000	$16	12,800,000	$12,800	$416,057	$10,374,746	$10,803,619

The accompanying notes are an integral part of these audited consolidated financial statements.

Pacific Health Care Organization, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$767,928	$492,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,527	33,998
Bad debt provision (recovery)	25,941	(626)
Noncash interest on investments	(31,363)	(27,125)

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(111,531)	(6,374)
Decrease in taxes receivable	-	19,779
Decrease in deferred tax assets	38,871	-
Decrease in deferred rent assets	-	10,055
Decrease in receivable – other	3,000	-
(Increase) decrease in other assets	(508)	20,186
(Increase) in prepaid expenses	(4,347)	(78,378)
(Decrease) increase in deferred tax liabilities	(15,679)	8,525
(Decrease) increase in accounts payable	(103,233)	218,123
Increase in accrued expenses	35,058	17,056
Increase in income tax payable	293,320	3,132
Decrease in unearned revenue	(2,625)	-
Net cash provided by operating activities	932,359	711,237

Cash Flows from Investing Activities
Proceeds from investments	16,312,707	-
Purchase of investments	(15,488,403)	(8,721,310)
Purchase of furniture and equipment	(17,516)	(38,867)
Net cash provided by (used in) investing activities	806,788	(8,760,177)

Cash Flows from Financing Activities
Issuance of cash dividend	(1,209,587)	-
Net cash used in financing activities	(1,209,587)	-
Net increase (decrease) in cash and cash equivalents	529,560	(8,048,940)

Cash and cash equivalents at beginning of period	2,036,432	10,085,372
Cash and cash equivalents at end of period	$2,565,992	$2,036,432
Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$82,000	$170,000

Non-cash investing and financing activities
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$56,489	$52,563

The accompanying notes are an integral part of these audited consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

NOTE 1 – CORPORATE HISTORY

Pacific Health Care Organization, Inc. (the “Company” or “PHCO”) is a specialty workers’ compensation cost containment company providing a range of services principally to California employers and claims administrators. The Company was incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc. The Company changed its name to Pacific Health Care Organization, Inc., in January 2001. In February 2001, the Company acquired Medex Healthcare, Inc. (“Medex”), a California corporation organized in March 1994, in a share for share exchange. Medex is a wholly owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Medical Provider Networks (“MPNs”) in the state of California. Medex also offers Workers’ Compensation carve-out services and Medicare set-asides, and expert witness testimony. In February 2012, we incorporated Medex Medical Management, Inc., (“MMM”) in the state of Nevada, as a wholly owned subsidiary of the Company. MMM is responsible for overseeing and managing medical case management services. In March 2011, we incorporated Medex Managed Care, Inc. (“MMC”) in the state of Nevada, as a wholly owned subsidiary of the Company. MMC oversees and manages the Company’s utilization review, medical bill review services, and lien representation services. In the third quarter of 2023, we discontinued lien representation services due to a lack of demand.

On October 19, 2021, the Company completed short-form mergers between PHCO and each of its wholly owned subsidiaries Industrial Resolutions Coalition (“IRC”), Medex Legal Support, Inc. (“MLS”), and Pacific Medical Holding Company (“PMHC”). As a result of the short-form mergers the separate existence of IRC, MLS and PMHC terminated and the business, assets and liabilities of those entities have been transferred to PHCO and, as appropriate, to its other subsidiaries. The Company continues to offer the services of IRC and MLS through its other subsidiaries as described in the preceding paragraph.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Accounting

The Company used the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the periods ended December 31, 2023 and 2022.

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

The Company derives its revenue from the sale of services offered through its HCOs, MPNs, medical bill review, utilization review, medical case management services, employee advocate services, carve-outs, Medicare set-aside. These services are billed individually as separate components to our customers. Our revenue is generated from fees for monthly and/or annual HCO and/or MPN administration, claim and network access, medical bill review, legal support, Medicare set-aside, workers’ compensation carve-outs, utilization review, medical case management, and employee advocate services.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

The Company enters into arrangements for bundled managed care, standalone services or add-on ancillary services which includes various units of accounting such as network solutions and patient management, including managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis and are billed separately. The selling price for each unit of accounting is determined using the contract price. When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management services ratably over the life of the customer contract. Based upon prior experience in managed care, the Company estimates the deferral amount from when the customer’s claim is received to when the customer contract expires. Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.

C. Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible, within three months of origination, to known amounts as cash equivalents. As of December 31, 2023 and 2022, the Company had no cash equivalents.

D. Investments

Investments consist of short-term investments in U.S. Treasury bills having maturities exceeding three months and less than one year at the time of purchase. On December 8, 2022, the Company purchased $8,721,310 in U.S. Treasury bills with a six-month maturity date of June 8, 2023. We recognized $202,693 in interest earned on the bills that matured on June 8, 2023. From the sale of the matured U.S. Treasury bills, the company withdrew $1,281,600 to pay the $0.10 cash dividend for common and preferred shareholders. On June 8, 2023, the Company reinvested the remaining funds from the sale in the amount of $7,846,389 and purchased U.S. Treasury bills with a six-month maturity date of December 8, 2023. We recognized $203,019 in interest earned on the bills which matured December 8, 2023. We again reinvested $7,846,389 in U.S. Treasury bills with a six-month maturity date on December 8, 2023, which mature on June 8, 2024. We recognized total interest on investments of $405,712 in 2023, compared to $0 in 2022. As of December 31, 2023 and 2022, respectively, we had interest accretion on those investments of $31,363 and $27,125.

E. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions. At times, such cash and investments may be in excess of the FDIC insurance limit. As noted above, in December 2023, the Company purchased $7,846,389 of U.S. Treasury bills, which will mature on June 8, 2024. As of December 31, 2023, the Company held $2,565,992 in cash, which we believe is enough to cover operating expenses until the bills mature and limits our exposure of holding such cash in a bank in excess of the FDIC insurance limit.

F. Earnings Per Share of Common Stock

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of these audited consolidated financial statements. The fully diluted earnings per share includes 16,000 shares of Series A convertible preferred stock, as disclosed in Section L of Note 2.

	For the Years Ended December 31,
	2023	2022
Basic Earnings per share:
Income (numerator)	$767,928	$492,886
Shares (denominator)	12,800,000	12,800,000
Per share amount	$0.06	$0.04
Fully Diluted Earnings per share:
Income (numerator)	$767,928	$492,886
Shares (denominator)	12,816,000	12,816,000
Per share amount	$0.06	$0.04

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

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

Years Ended December 31, 2023 and 2022

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

The Company has two classes of stock. The Articles of Incorporation of the Company, as amended, authorize 5,000,000 shares of $0.001 par value preferred stock, which may be issued in one or more series, with designation, rights and privileges of such preferred stock to be set by the board of directors of the Company from time to time. On November 21, 2016, the board of directors of the Company approved a Certificate of Designation of Rights, Privileges and Preferences of Series A convertible preferred stock and authorized the Company’s officers to file such with the Utah Division of Corporations and Commercial Code to create the Series A convertible preferred stock. The Series A convertible preferred stock has a par value of $0.001 and consists of 40,000 shares. The holders of Series A convertible preferred stock are entitled to vote with the common stockholders on all matters brought for approval of the common stockholders. In connection with any such matter, each outstanding share of Series A convertible preferred stock is entitled to 20,000 votes of common stock of the Company. In the event of a liquidation, dissolution or winding up of the Company, the Series A convertible preferred stock shall rank in parity with the Company’s common stock. Holders of Series A convertible preferred stock are entitled to receive dividends, when, as and if declared by the board of directors. The Series A convertible preferred stock shall rank in parity with the Company’s common stock as to any dividends. As of December 31, 2023 and 2022, 16,000 shares of the Series A convertible preferred stock were outstanding.

During the year ended December 31, 2023, our board of directors declared a special one-time cash dividend of $0.10 per share on each share of Company common stock outstanding at the record date of June 5, 2023. Pursuant to the rights provided in the Designation of Rights, Privileges and Preferences of Series A Preferred Stock dated December 27, 2019, holders of the Company’s Series A Preferred Stock participated in the dividend payment based on the number of shares of Series A Preferred Stock held on the record date. As of December 31, 2023, we issued $1,281,600 in dividends with $72,013 of that amount remaining payable. This payable has been accrued and included in the dividends payable on the balance sheet.

The Company also has voting common stock of 800,000,000 shares authorized at December 31, 2023 and 2022, and 12,800,000 shares issued and outstanding. The Company purchased no shares of treasury stock at cost during fiscal 2023 or 2022. As of December 31, 2023 and 2022, the Company had dividends payable of $109,013 and $37,000, respectively, from a dividend declared in September 2015. As of December 31, 2023 and 2022, no shareholder entitled to claim the unpaid September 2015 dividend made a claim to such dividend, accordingly the Company paid $0 and $0, respectively during in connection with the September 2015 dividend during the years ended December 31, 2023 and 2022.

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

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts, and the overall national economy. At fiscal year-end 2023 and 2022, the Company had a bad debt reserve of $32,814 and $7,807, respectively, as a general reserve for certain balances over 90 days past due and for accounts that are potentially uncollectible. The increase in bad debt reserve is attributable to one customer becoming delinquent on some of their payments. Although we have been working with the customer to get their account current and expect eventual payment in full, we have increased our bad debt provision in the event the customer does not pay in full.

The percentages of the amounts due from major customers to total accounts receivable as of December 31, 2023 and 2022, are as follows:

	12/31/23	12/31/22
Customer A	23%	24%
Customer B	17%	18%

P. Major Customers

The Company provides services to insurers, third party administrators, self-administered employers, municipalities, and other industries. The Company can provide a full range of services to any size employer in the state of California. The Company is also able to provide medical bill review, utilization review, employee advocate services, and medical case management services both inside and outside the state of California.

During 2023, three major customers combined accounted for more than 43% of our total sales, approximately 23%, 10%, and 10%, respectively. By comparison, during 2022 our three largest customers accounted for 44% of sales, approximately 24%, 10%, and 10%, respectively.

Q. Leases

The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for all leases. At December 31, 2023, the Company recognized the operating lease right-of-use assets of $56,489, lease liabilities for operating leases of $56,489, and a zero cumulative-effect adjustment to accumulated deficit. On April 1, 2022, we moved office locations from 1201 Dove Street, Suite 300 in Newport Beach, California to 19800 MacArthur Boulevard, Suites 306 and 307, in Irvine, California. Our current lease was set to expire as of March 31, 2024, but was renewed on December 28, 2023 for an additional 12-month lease, with a new expiration of March 31, 2025. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”). Lease expense is recognized on a straight-line basis over the lease term. If a Company lease does not provide an implicit rate, the Company develops an estimated incremental borrowing rate at the commencement date based on the estimated rate at which it would borrow, in the current economic environment, an amount equal to the lease payments over a similar term on a collateralized basis which is used to determine the present value of lease payments. The Company had no finance leases at December 31, 2023 and 2022.

R. Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and except as follows, there are no other material subsequent events to report.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will be expected to cause a material impact on its financial statements.

NOTE 4 – FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation which is five years for computer equipment, office equipment, and furniture and fixtures. Scheduled below are the assets, costs, and accumulated depreciation at December 31, 2023 and 2022.

	Cost		Accumulated Depreciation and Amortization
Assets	December 31, 2023	December 31, 2022	December 31, 2023(1)	December 31, 2022
Computer equipment	$255,783	$256,500	$182,892	$164,222
Furniture and fixtures	21,620	20,328	17,117	15,201
Totals	$277,403	$276,828	$200,009	$179,423

(1) Depreciation and amortization expense for the years ended December 31, 2023 and 2022, totaled $37,527 and $33,998, respectively.

NOTE 5 – INCOME TAXES

The Company accounts for corporate income taxes in accordance with ASC 740-10 “Income Taxes.” ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision for the years ended December 31, 2023 and 2022, consisted of the following:

	2023	2022
Current
Federal	$259,943	$127,240
State	115,164	64,672
Deferred
Federal	(40,946)	6,400
State	(13,604)	2,125
Total tax provision	$320,557	$200,437

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2023 and December 31, 2022, are as follows:

	2023	2022
Depreciation	$(20,794)	$(27,247)
Reserve for bad debts	9,181	2,184
Right-of-use asset	15,805	14,024
Lease obligation	(15,805)	(14,024)
Deferred revenues	8,652	9,384
Accrued expenses	41,832	-

Net deferred tax asset (liabilities)	$38,871	$(15,679)

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2023	2022
Expense at federal statutory rate of 21%	$225,646	$138,683
State income taxes, net of federal benefit	77,375	46,045
Non-deductible expenses	10,326	12,070
Other items	7,210	3,639
Income tax provision	$320,557	$200,437

In assessing whether deferred tax assets should be recognized, the Company considered whether it is more-likely-than-not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company determined it was more-likely-than-not that its deferred tax assets would be realized as of December 31, 2023 and 2022. Therefore, no valuation allowance was recorded.

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

As of December 31, 2023 and 2022, the Company does not have any unrecognized tax benefits. The Company includes interest and penalties arising from the underpayment of income taxes in these audited consolidated statements of operations in the provision for income taxes. As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the United States and other state jurisdictions. The years 2020, 2021, 2022, and 2023 are still open for examination. The Company is not currently under audit by the Internal Revenue Service or any other tax authority.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

NOTE 6 – LEASES

In July 2015, the Company entered a 79-month office lease that commenced on September 28, 2015 and expired on April 30, 2022. The lease provided for approximately 9,439 square feet of office space. During this period, the office space served as the principal executive offices of the Company, as well as the principal offices of the Company’s operating subsidiaries.

On April 1, 2022, the Company moved its principal executive offices, as well as the principal offices of the Company’s operating subsidiaries to 19800 MacArthur Blvd, Suites 306 & 307, in Irvine, California. The new lease was for a 12-month term, which would have expired on March 31, 2024. On December 28, 2023, the Company renewed the office lease for another 12-month term, which will expire on March 31, 2025. The lease provides 320 square feet of office space for the executive team and a shared office space for key employees to use as needed. All other employees will continue to work remotely.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Year Ended December 31, 2023
Lease Cost
Operating lease cost (included in general and administrative in the Company’s consolidated statement of operations)	$59,217

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2023	$41,898
Weighted average remaining lease term – operating leases (in years)	1.25 years
Average discount rate – operating leases	5.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At December 31, 2023	At December 31, 2022
Operating leases
Remaining right-of-use assets	$56,489	$50,137
Short-term operating lease liabilities	44,519	39,620
Long-term operating lease liabilities	11,970	10,517
Total operating lease liabilities	$56,489	$50,137

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2024	$47,079
2025	12,138
Total lease payments	$59,217
Less: Imputed interest/present value discount	(2,728)
Present value of lease liabilities	$56,489

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

Lease expenses were $41,898 and $105,292 during the years ended December 31, 2023 and 2022, respectively.

NOTE 7 – ACCRUED EXPENSES

As of December 31, 2023 and 2022, accrued expenses consist of the following:

	2023	2022

Salaries and wages	$100,053	$99,943
Compensated absences	185,763	151,150
Legal fees	26,984	22,960
Accounting fees	16,325	42,426
Sales commissions	8,800	12,472
Other	29,684	3,600
Total	$367,609	$332,551

NOTE 8 – EQUITY INCENTIVE AWARDS

2018 Plan

The Pacific Health Care Organization 2018 Equity Incentive Plan (the “2018 Plan”) became effective on April 6, 2018. The 2018 Plan permits the granting of 8,000,000 shares of Common Stock. No awards or grants have been awarded or granted under the Plan. The 2018 Plan provides for grants of equity incentive compensation to employees and consultants of the Company and such other individuals the Company reasonably expects to become employees or consultants of the Company. The 2018 Plan allows for awards of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards, and (e) other equity-based awards. The 2018 Plan will terminate automatically on the tenth anniversary of the 2018 Plan’s Effective Date. The 2018 Plan is currently administered by the full board of directors.

The Company did not award any equity incentive compensation during the years ended December 31, 2023 and 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this annual report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer (who, since March 5, 2024, has been acting as our Principal Financial Officer) does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by individual acts, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

There was no information required on Form 8-K during the fourth quarter of fiscal 2023 that was not reported.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and directors, their ages, and all offices and positions they hold with the Company as of April 12, 2024. There is no agreement or understanding between the Company or any other person and any director or executive officer pursuant to which he or she was selected as a director or executive officer.

Name	Age	Positions with the Company	Director Since	Executive Officer Since

Tom Kubota	84	Chief Executive Officer, President and Chairman of the Board of Directors(1)	Sept. 2000	Sept. 2000

Lauren Kubota	41	Director, Vice President, and Secretary	Feb. 2018	January 2024

Kristina Kubota	39	Director(2)	Feb. 2018

David Wang	61	Director	Nov. 2007

Stacy Hadley	56	Director	Nov. 2016

Günter Soraperra	64	Director	Nov. 2016

(1)	Tom Kubota is the acting Principal Financial and Accounting Officer for the Company until a permanent replacement is hired.
(2)	Kristina Kubota resigned as the Company’s Chief Financial Officer and Secretary on March 5, 2024, at which time Bret Mendenhall became the Company’s outsourced CFO. Mr. Mendenhall’s outsourced role with the Company has been limited to consultation on particular matters as requested by the Company, and Mr. Mendenhall has not been performing policy-making functions for the Company nor has he been in charge of a principal business unit, division or function of the Company. As such, the Company does not consider Mr. Mendenhall to be an executive officer of the Company.

Tom Kubota. Since 2000, Mr. Kubota has been primarily engaged in the operations of the Company. Mr. Kubota also has over thirty years of experience in the investment banking, securities, and corporate finance field. He held the position of Vice President at Drexel Burnham Lambert; at Stem, Frank, Meyer and Fox; and at Cantor Fitzgerald. Mr. Kubota also founded Nanko Investments, Inc. and Laurkat Inc., in 1996 and 2018, respectively, which specialized in providing capital formation services to high tech and natural resources companies. Mr. Kubota served as president of each firm from the time they were founded until 2019 when he elected to shutter their respective operations. He has expertise in counseling emerging public companies and has previously served as a director of both private and public companies. Mr. Kubota is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant. Mr. Kubota is qualified to serve on our board of directors due to his experience as the Company's president and chief executive officer, and his experience in investment banking and corporate finance.

Lauren Kubota. Ms. Kubota joined the Company in June 2014 and currently serves as the Company’s Vice President and Secretary. Ms. Kubota previously served as the Company’s Risk Manager, the responsibilities of which she continues in her current role, including oversight of some of the Company's broad business fundamentals, such as risk management and personnel. In her current role, she also directs risk management activities, mitigating legal, insurance, financial, security, disaster recovery and business continuity, human resources, vendor, and other business risks. Ms. Kubota is also responsible for developing and implementing policies, procedures, and best practices to comply with applicable laws and regulations, contract terms, and other best business practices essential to the continued successful operation of the Company, and will continue to plan company-wide advancements in operations, quality management, sustainable business growth, and technological enhancements. She has also developed and implemented numerous initiatives in client retention, government relations, vendor management, SOP and report reform, project management, sales and marketing, information technology, information security, premises improvement, systems optimization, accreditation, employee recruitment and retention, leadership training, employee engagement, communications, and other business improvements. During her employment with the Company, Ms. Kubota has also served in project-based roles as an Account Manager (3.5 years), Quality Assurance Auditor (6 months), and in launching the Company’s Workers’ Compensation Lien Defense service line (6 months).

Ms. Kubota is an attorney licensed to practice law in California. She earned a Bachelor of Arts degree in Political Science from the University of California, San Diego in 2005 and a Juris Doctor from the University of California, Hastings College of the Law, now named UC Law San Francisco, in 2011. She was appointed to the board of directors of the Company in February 2018. Ms. Kubota is not currently, nor has she in the past five years, been a nominee or director of any other SEC registrant. In determining that Ms. Kubota is qualified to serve on our board of directors due to her educational background and legal experience, as well as her knowledge of and comprehensive participation in the policies, operations, and risk management of the Company.

Kristina Kubota. Ms. Kubota is currently a financial consultant for the Company and was the Company’s Chief Financial Officer from January 2021 through March 5, 2024. Ms. Kubota served as the Company’s Controller from November 2017 to January 2021, where her primary responsibilities included general ledger accounting, analyzing and reconciling accounts and records for service lines, verifying revenues, expenses, and other accounting functions. Ms. Kubota joined the Company as a Quality Assurance Auditor in January 2014. As a Quality Assurance Auditor, she was responsible for developing and auditing policies and procedures, developing and implementing data analyses and reporting capabilities that optimize statistical efficiency and quality. She has also developed and implemented policies and procedures which resulted in MMC receiving full accreditation for Workers’ Compensation Utilization Review Management from URAC. Ms. Kubota earned a Bachelor of Arts degree in Finance from California State University, Northridge in 2012. Ms. Kubota is not currently, nor has she in the past five years been, a nominee or director of any other SEC registrant. Ms. Kubota is qualified to serve on our board of directors due to her educational background, URAC accreditation and financial and accounting experience, including her knowledge of data and statistical analytics skills.

David Wang. Since January 2021, Mr. Wang has been managing a private investment portfolio consisting of stocks, options, and futures. Previously, from 2018 to 2020 he served as the Co-CEO of Hacknowledge, LLC. Hacknowledge shuttered its operations in December 2020, as a result of the impacts of the COVID-19 pandemic on its business. Hacknowledge offered a Managed Detection and Response (MDR) cybersecurity solution. Mr. Wang was responsible for day-to-day operations of Hacknowledge, including business development, marketing, and sales. From late 2013 to 2017, Mr. Wang served as a managing member of Reef Capital Management, LLC, where he managed a fund that was created to generate long-term cash flow to investors by investing primarily in drilling and development of oil projects. Prior to joining Reef Capital Management, Mr. Wang was a consultant to high tech companies, through which he assisted a cloud computing company expand its coverage outside of Asia and assisted a cell phone manufacturer explore a joint venture with a manufacturer in Brazil to build low-cost smart phones and tablets utilizing various government tax incentives. Mr. Wang earned a Bachelor of Science in Computer Science/Mathematics from the University of California, Los Angeles (UCLA) in 1985. He earned a Master of Business Administration degree with an emphasis in Financial and Entrepreneurial Studies from the Anderson School at UCLA in 2000. Mr. Wang is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant. Mr. Wang is qualified to serve on our board of directors due to his education background, his experience in entrepreneurial business enterprises, his understanding of cybersecurity issues and his favorable history of attracting venture capital funds through his established contacts in the investment banking community.

Stacy Hadley. Mrs. Hadley has over 30 years of accounting and audit experience. She is employed as Chief Financial Officer of Radius Engineering, Inc. Her current responsibilities include overseeing and implementing the Company's financial management, forecasting, financial reporting, job costing and financial transactions, regulatory compliance, supply chain and facilities management. Mrs. Hadley was a Partner at Now CFO, a provider of outsourced accounting and financial solutions, from September 2015 through March 2021. She was responsible for consulting services in Houston, Texas and Salt Lake City, Utah, overseeing projects, and serving as Controller/CFO for various companies. From November 2014 to September 2015, Mrs. Hadley was employed by Harman International as a Compliance and Financial Consultant where, among other things, she oversaw compliance reporting of four business units and divisional shared services, worked with finance directors to implement and document internal control testing, and documented procedures to ensure adherence with company policies and internal controls. From December 2012 to November 2014, Mrs. Hadley served as the Controller for Dalbo Holdings where she was responsible for general ledger accounting, analyzing and reconciling accounts and records for service lines, verifying revenues, expenses, and other accounting functions. Mrs. Hadley received licensure as a Certified Public Accountant in July 2014. Mrs. Hadley received a Bachelor of Science Degree in Accounting and a Master's Degree in Accounting from Weber State University, Utah in 2010 and 2012, respectively. During the past five years Mrs. Hadley has not served, and she does not currently serve, as a director of any other SEC registrant or any registered investment company. Mrs. Hadley is qualified to serve on our board of directors due to her years of accounting and auditing experience both with accounting firms, and in-house with several different employers, as well as her educational background and her CPA licensure.

Günter Soraperra. Mr. Soraperra has served as the Chief Executive Officer of Traunkristall Design since 2000. Traunkristall specializes in the design, production, and sale of high-end hand-made crystal products and has business activities in more than 25 countries. Among other things, Mr. Soraperra is responsible for setting strategy and direction, allocation of capital, and overseeing sales and marketing at Traunkristall. Mr. Soraperra received a Master of Business Administration degree from the University of Graz, Austria in 1990. Over the past fifteen years Mr. Soraperra has also served as a Senior Vice President of a private Swiss investment group responsible for coordinating international activities, financing and mergers and acquisitions. He has also served on the advisory boards of various international companies. In the past five years Mr. Soraperra has not served, and he does not currently serve, as a director of any other SEC registrant or any registered investment company. Mr. Soraperra is qualified to serve on our board of directors due to his years of strategy, management, finance, and operational experience.

Family Relationships

Lauren Kubota and Kristina Kubota are sisters and are daughters of Tom Kubota.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and to people performing similar functions. The code of ethics is designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents we file with, or submit to, the Commission and in other public communications we make, (iii) compliance with applicable governmental laws, rules and regulations, (iv) prompt internal reporting of violations of the code, and (v) accountability for adherence to the code. We will provide a copy of our code of ethics, without charge, to any person upon receipt of the written request for such delivered to our corporate headquarters. All such requests should be sent to the care of Pacific Health Care Organization, Inc., Attn: Corporate Secretary, 19800 MacArthur Blvd, Suite 306 & 307, Irvine, CA 92612. A copy of our code of ethics has been posted on our website and may be viewed at www.pacifichealthcareorganization.com. If we make any substantive amendments to, or grant any waivers from, the code of ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

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

The table below summarizes compensation paid to or earned by our named executive officers (“NEOs”) for the years ended December 31, 2023 and 2022. No other executive officer of the Company had total compensation of $100,000 or more during the year ended December 31, 2023.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Tom Kubota Chief Executive Officer, President and Director	2023	$193,536	$1,000	$-	$-	$-	$-	$31,959(1)	$226,495
	2022	$193,536	$1,000	$-	$-	$-	$-	$73,159(2)	$267,695
Kristina Kubota Chief Financial Officer(3), Secretary(3) and Director	2023	$115,000	$1,000	$-	$-	$-	$-	$10,229(4)	$126,229
	2022	$115,000	$1,000	$-	$-	$-	$-	$13,475(5)	$129,475
Lauren Kubota Vice President(6), Secretary(6) and Director	2023	$103,885	$1,000	$-	$-	$-	$-	$8,391(7)	$113,276
	2022	$102,000	$1,000	$-	$-	$-	$-	$14,196(8)	$117,196

(1)	Reflects health insurance premiums of $5,391, auto expense of $6,381, director’s fees of $2,400, phone/internet reimbursement of $2,900, and partial payment of unused paid time off of $14,887.
(2)	Reflects health insurance premiums of $5,499, auto expense of $3,328, director’s fees of $4,800, phone/internet reimbursement of $2,076, and partial payment of unused paid time off of $57,456.
(3)	Kristina Kubota served as the Company’s Chief Financial Officer and Secretary during fiscal 2022 or fiscal 2023. She resigned from those positions on March 5, 2024.
(4)	Reflects health insurance premiums of $5,329, director’s fees and board meeting secretary fees of $3,100, and phone/internet reimbursement of $1,800.
(5)	Reflects health insurance premiums of $5,549, director's fees and board meeting secretary fees of $5,850, and phone/internet reimbursement of $2,076.
(6)	Lauren Kubota was not serving as an executive officer of the Company during fiscal 2022 or fiscal 2023. She was appointed as Vice President on January 3, 2024, and became Secretary on March 6, 2024.
(7)	Reflects health insurance premiums of $5,391, director’s fees of $2,400, and phone/internet reimbursement of $600.
(8)	Reflects health insurance premiums of $4,873, director’s fees of $4,800, phone/internet reimbursement of $600, and a partial payment of unused paid time off of $3,923.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We do not have written employment agreements with Tom Kubota or Lauren Kubota. We did not have a written employment agreement with Kristina Kubota during her employment with the Company. Our NEOs are or were, as applicable, employed on an at-will basis and we can terminate their employment at any time, with or without cause. After Kristina Kubota’s resignation as an employee of the Company on March 5, 2024, the Company engaged her as a third-party financial consultant under an independent contractor agreement. Pursuant to that independent contractor agreement, Kristina Kubota’s services are billed at an hourly rate of $120.00 and the Company’s engagement with her may be terminated at any time by either party with or without cause.

Base Salary

Base salary is used to recognize the experience, skills, knowledge, and responsibilities required of our NEOs. The base salary for each NEO is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between us and the NEO. We also take into consideration the individual’s past performance and experience, the expertise we need and local market and labor conditions. Changes to base salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance of the Company, economic condition and local market and labor conditions. Mr. Kubota’s base salary for 2023 was $193,536. Ms. K. Kubota’s base salary for 2023 was $115,000. Ms. L. Kubota’s base salary was $103,885.

Non-Equity Incentive Compensation

From time to time, we may make cash awards to our employees, including the NEOs. Such awards may be designed to incentivize employees over a specified period pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established. In the event this type of cash award is made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.” The criteria for earning non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established. Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan. Our board of directors did not establish non-equity incentive compensation plans during the years ended December 31, 2023 or 2022, and no non-equity incentive compensation was awarded during these years. Similarly, as of the date of this annual report, the board of directors has not awarded non-equity incentive compensation to our NEOs, although there is nothing that prohibits the board of directors from doing so at any point during fiscal 2024.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria. To the extent awards are made to our NEOs, such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.”

The Company is under no contractual or other obligation to award cash bonuses. We awarded total aggregate bonuses to our NEOs in the amounts of $3,000 and $3,000 during fiscal 2022 and fiscal 2023, respectively.

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

During the years ended December 31, 2023 or 2022, our board of directors awarded no equity incentive compensation to our NEOs. The board of directors has also not awarded equity incentive compensation to our NEOs as of the date of this annual report, although there is nothing that prohibits the board of directors from doing so at any point during the 2024 fiscal year.

Benefits and Other Compensation

We currently provide health care benefits, including medical, vision and dental insurance, subject to certain deductibles and co-payments to our full-time employees. We also provide for paid time off (“PTO”), which includes vacation, sick leave and other out-of-the-office time and is accrued and paid in accordance with our PTO policy and the Paid Sick Leave laws of California. We may also provide group life and disability insurance to employees who are eligible to participate in such programs.

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

Other than the foregoing, we do not offer any retirement or other benefit plans to our employees, including our NEOs; however, our board of directors may adopt plans as it deems to be reasonable under the circumstances.

Our NEOs are entitled to participate, if eligible under such benefit plans, in any insurance programs we offer to our employees, are eligible for PTO and to participate in such other fringe benefit programs as we may make available to our other employees. Non-executive employees can cash out up to 80 hours of PTO per request and executives do not have a cap on the hours of PTO eligible for a cash out. However, we reserve the right to deny or modify the cash out requests.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of December 31, 2023, there were no outstanding equity awards held by our NEOs.

None of our NEOs exercised any stock options or had any stock vest related to grants made in connection with their employment during the year ended December 31, 2023.

DIRECTOR COMPENSATION

We offer cash compensation to attract and retain candidates to serve on our board of directors.

Meeting Fees

All directors receive a fee of $1,200 and the recording secretary receives a fee of $350 per meeting for each meeting attended either in person or telephonically. Additionally, all directors are paid $1,000 for attendance at the annual meeting of stockholders, plus airfare and hotel expenses.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our directors, and we did not award any equity compensation to any of our directors during the year ended December 31, 2023.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors for service on our board during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)		All Other Compensation ($)		Total ($)
Tom Kubota	$2,400		$226,495	(1)	$228,895

David Wang	$2,400		$-		$2,400

Günter Soraperra	$2,400		$-		$2,400

Stacy Hadley	$2,400		$-		$2,400

Lauren Kubota	$2,400		$110,876	(2)	$113,276

Kristina Kubota	$3,100	(3)	$123,129	(2)	$126,229

(1)	Mr. Kubota is employed as the Company’s Chief Executive Officer and President. For details regarding All Other Compensation paid to Mr. Kubota, please see “Summary Compensation Table” above.
(2)

During fiscal 2023, Lauren and Kristina Kubota were both employees of the Company. Kristina Kubota resigned as an employee on March 5, 2024, but remains a board member. These amounts reflect their salaries and other compensation they received in connection with their employment during fiscal 2023. For more details regarding their compensation, please see “Summary Compensation Table” above.

(3)	Kristina Kubota was paid additional fees of $700 in her role as Secretary at each meeting of the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 12, 2024:

●	each person known to us to beneficially own more than 5% of our common stock or Series A convertible preferred stock;

●	each of our named executive officers;

●	each member of our board of directors; and

●	all our directors and executive officers as a group.

On April 12, 2024, there were 12,800,000 shares of common stock issued and outstanding and 16,000 shares of Series A convertible preferred stock issued and outstanding.

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

Unless otherwise indicated, the address of each person or entity named in the table is 19800 MacArthur Blvd, Suite 306 & 307, Irvine, CA 92612.

	Common Stock Beneficially Owned(1)		Series A Convertible Preferred Stock Beneficially Owned(2)
Name of Beneficial Owner	Number	%	Number	%
Directors and Named Executive Officers:
Tom Kubota(3)	8,351,647	65.3%	16,000	100%
Kristina Kubota(3)	8,000	* %	--	--%
Lauren Kubota(3)	8,000	* %	--	--%
Stacy Hadley	--	--%	--	--%
Günter Soraperra	--	--%	--	--%
David Wang	--	--%	--	--%
All directors and executive officers as a group (6 persons)	8,367,647	65.4%	16,000	100%

5% Shareholders:
Donald P. Balzano(4) 5422 Michelle Drive Torrance, CA 90503	878,640	6.9%	--	--%
Bruce & Sarah Everakes(5) 3442 River Falls Drive Northbrook, IL 60062	702,530	5.5%	--	--%

* Less than 1%.

(1)	Excludes shares of common stock that may be deemed to be beneficially owned by such persons due to their beneficial ownership of Series A convertible preferred stock, which are convertible to common stock on a one-share-for-one-share basis at any time at the election of the holder.
(2)	Each share of Series A convertible preferred stock is convertible to common stock on a one-share-for-one-share basis at any time at the election of the holder. Each share of Series A convertible preferred stock entitles its holder to vote together with the common stock as a single class on all matters presented to the Company’s common stockholders for their vote. Each outstanding share of Series A convertible preferred stock votes as 20,000 shares of common stock. The Series A convertible preferred stock ranks in parity with the common stock on a per share basis, not on a per vote basis, as to any dividends, liquidation, dissolution or winding up of the Company.
(3)	Mr. Kubota holds the shares in the Tom Kubota Revocable Trust of 2013 (the “Trust”). Mr. Kubota is the sole Trustee and settlor of the Trust. As such he may be deemed to have voting and/or investment power over the shares held by the Trust and therefore may be deemed to be the beneficial owner of those shares. Kristina Kubota and Lauren Kubota are currently beneficiaries of the Trust. As the Trust is revocable, Mr. Kubota could revoke the Trust or change its beneficiaries at any time. Kristina Kubota and Lauren Kubota have no voting or investment power over the shares held by the Trust. If Mr. Kubota is unable or unwilling to serve in the office of Trustee, the Trust documents currently provide that Kristina Kubota and Lauren Kubota would serve as successor co-trustees of the Trust.
(4)	Mr. Balzano is a Company consultant.
(5)	Based solely on representations made by Bruce Everakes to the Company.

Equity Compensation Plans

The following table sets forth certain information relating to our 2018 Equity Incentive Plan, as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	8,000,000*
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$-	8,000,000*

* Adjusted to reflect the four-shares-for-one-share forward split of the Company’s common stock that took effect on January 6, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed in Item 11 Executive Compensation, during the years ended December 31, 2023 and 2022, we did not engage in transactions with related persons (as defined by Rule 404 of Regulation S-K (Instructions to Item 404(a)) that exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two fiscal years in which any such related person had or will have a direct or indirect material interest.

Director Independence

The board has determined that as of date of this annual report, Mrs. Hadley, Mr. Soraperra and Mr. Wang would qualify as “independent directors” as that term is defined in the listing standards of the NYSE American. Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in fulfilling the responsibilities of a director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2022 through December 19, 2023, our independent registered public accounting firm was Pinnacle Accountancy Group of Utah, (a dba of Heaton & Company, PLLC). GreenGrowth CPAs Inc. became our independent registered public accounting firm on December 20, 2023. Fees for professional services provided by Pinnacle Accountancy Group of Utah and GreenGrowth CPAs Inc., during the years ended December 31, 2023 and 2022, in each of the following categories, were as follows:

	GreenGrowth CPAs		Pinnacle Accountancy Group of Utah
	2023	2022	2023	2022
Audit	$40,000	$-	$59,225	$51,343
Audit related	-	-	-	-
Tax	-	-	-	-
All other	-	-	-	-
Total	$40,000	$-	$59,225	$51,343

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

Our full board of directors is responsible for the selection, review, and oversight of our independent registered public accounting firm. The board of directors has not, as of the time of filing this annual report with the Commission, adopted policies and procedures for pre-approving audit or permissible non-audit services performed by our independent registered public accounting firm. Instead, the board of directors as a whole pre-approves all such services, except for services meeting a “de minimus” exception. To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute no more than 5% of the total amount of revenues paid by us to our independent registered public accounting firm during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated. In the future, our board of directors may approve the services of our independent registered public accounting firm pursuant to pre-approval policies and procedures adopted by the board of directors, or an audit committee if one is standing, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of director’s responsibilities to our management.

The board of directors has determined that the provision of services by Pinnacle Accountancy Group of Utah and GreenGrowth CPAs as described above is compatible with maintaining their independence as our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements of the registrant are included in response to Item 8 of this annual report:

Report of Independent Registered Public Accounting Firm – GreenGrowth CPAs Inc., dated April 15, 2024.

Report of Independent Registered Public Accounting Firm – Pinnacle Accountancy Group of Utah, (a dba of Heaton & Company, PLLC), dated March 31, 2023.

Consolidated Balance Sheets as of December 31, 2023 and 2022.

Consolidated Statements of Operations for the years ended December 31, 2023 and 2022.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022.

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022.

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

10.1	Pacific Health Care Organization, Inc. 2018 Equity Incentive Plan(7)+
10.2	Services Agreement, dated January 2, 2024, between the Company and NOW CFO(8)
10.3	Independent Consultant Agreement, dated March 5, 2024, between the Company and Kristina Kubota*
14.1	Code of Ethics(9)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101

The following materials from Pacific Health Care Organization, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the audited Consolidated Financial Statements.*

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

(4) Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on November 22, 2016.

(5) Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on March 27, 2018.

(6) Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on January 2, 2020.

(7) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2018.

(8) Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on January 5, 2024.

(9) Incorporated by reference to Registrant’s Annual Report on Form 10-KSB as filed with the Commission on April 17, 2007.

(b) Exhibits:

See Item 15(a) (3) above.

(c) Financial Statement Schedules:

See Item 15(a) (2) above.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: April 16, 2024	By:	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer, President and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Tom Kubota	Chief Executive Officer, President	April 16, 2024
Tom Kubota	and Chairman of the Board

/s/ Kristina Kubota	Director	April 16, 2024
Kristina Kubota

/s/ David Wang	Director	April 16, 2024
David Wang

/s/ Stacy Hadley	Director	April 16, 2024
Stacy Hadley

/s/ Günter Soraperra	Director	April 16, 2024
Günter Soraperra

/s/ Lauren Kubota	Director, Vice President, and Secretary	April 16, 2024
Lauren Kubota