Form 10-Q
period 2024-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2024-05-13
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 13, 2024, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$2,839,036	$2,565,992
Investments	7,976,997	7,877,752
Accounts receivable (net of allowance $32,850 and $32,814)	879,119	1,020,580
Deferred tax asset	38,871	38,871
Prepaid expenses	179,879	179,702
Total current assets	11,913,902	11,682,897

Property and Equipment, net
Computer equipment	259,532	255,783
Furniture and fixtures	21,620	21,620
Total property and equipment	281,152	277,403
Less: accumulated depreciation and amortization	(209,436)	(200,009)
Net property and equipment	71,716	77,394
Operating lease right-of-use assets, net	46,890	56,489
Other assets	7,110	7,110
Total Assets	$12,039,618	$11,823,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$148,069	$159,789
Accrued expenses	336,185	367,609
Income tax payable	373,487	296,452
Dividends payable	94,858	109,013
Operating lease liabilities, current portion	34,920	44,519
Unearned revenue	39,107	30,919
Total current liabilities	1,026,626	1,008,301

Long Term Liabilities
Operating lease liabilities, long term portion	11,970	11,970
Total Liabilities	$1,038,596	$1,020,271

Commitments and Contingencies	-	-

Stockholders’ Equity
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding	16	16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	10,572,149	10,374,746
Total stockholders’ equity	11,001,022	10,803,619
Total Liabilities and Stockholders’ Equity	$12,039,618	$11,823,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended
	March 31,
	2024	2023
Revenues:
HCO	$287,295	$278,322
MPN	147,981	129,094
Medical bill review	99,988	89,785
Utilization review	498,654	445,712
Medical case management	335,167	332,373
Other	28,746	37,357
Total revenues	1,397,831	1,312,643

Expenses:
Depreciation	9,427	9,379
Bad debt provision	36	230
Consulting fees	61,399	56,254
Salaries and wages	672,054	662,224
Professional fees	85,493	73,102
Insurance	79,456	83,481
Outsource service fees	168,205	177,759
Data maintenance	10,732	34,002
General and administrative	135,836	133,756
Total expenses	1,222,638	1,230,187

Income from operations	175,193	82,456

Other income:
Interest income	99,245	99,816
Total other income	99,245	99,816

Income before taxes	274,438	182,272
Income tax provision	(77,035)	(51,163)

Net income	$197,403	$131,109

Basic earnings per share:
Earnings per share amount	$0.02	$0.01
Basic common shares outstanding	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.02	$0.01
Fully diluted common shares outstanding	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Convertible Preferred Stock		Common Stock		Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,888,418	$11,317,291

Net income	-	-	-	-	-	131,109	131,109

Balance March 31, 2023	16,000	$16	12,800,000	$12,800	$416,057	$11,019,527	$11,448,400

Balance December 31, 2023	16,000	$16	12,800,000	$12,800	$416,057	$10,374,746	$10,803,619

Net income	-	-	-	-	-	197,403	197,403

Balance March 31, 2024	16,000	$16	12,800,000	$12,800	$416,057	$10,572,149	$11,001,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$197,403	$131,109
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,427	9,379
Bad debt provision	36	230
Noncash interest on investments	(99,245)	(99,816)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	141,425	(62,971)
(Increase) decrease in prepaid expenses	(177)	5,157
Increase in other assets	-	(508)
(Decrease) in accounts payable	(11,720)	(35,700)
(Decrease) in accrued expenses	(31,424)	(44,988)
Increase in unearned revenue	8,188	5,563
Increase in income tax payable	77,035	51,163
Net cash provided by (used in) operating activities	290,948	(41,382)

Cash flows from investing activities:
Purchase of furniture and office equipment	(3,749)	(209)
Net cash used in investing activities	(3,749)	(209)

Cash flows from financing activities:
Issuance of cash dividend	(14,155)	-
Net cash used in financing activities	(14,155)	-
Net increase (decrease) in cash	273,044	(41,591)

Cash at beginning of period	2,565,992	2,036,432
Cash at end of period	$2,839,036	$1,994,841

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$138,000	$-

Non-cash investing and financing activities:
Dividends payable	$57,858	$-
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$46,890	$41,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations. The information furnished in these unaudited condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated continually based on a combination of historical and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, the Company recommends these unaudited condensed consolidated financial statements be read in conjunction with its audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2023. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

Principles of Consolidation — The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Accounting — The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the periods ended March 31, 2024 and 2023.

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

The Company derives its revenue from fees charged for HCO notifications, HCO/MPN program administration, HCO/MPN custom networks, HCO/MPN claim network fees, medical bill review, utilization review services, medical case management and employee advocate services, Medicare set-asides, and network access. These services are billed individually as separate components to our customers. Services from which we generate fees include monthly and/or annual HCO and/or MPN administration, claim and network access, medical bill review, medical case management, employee advocate, utilization review, workers’ compensation carve-outs, and Medicare set-aside.

The Company enters arrangements for bundled managed care, standalone services, or add-on ancillary services which include various units of accounting such as network solutions and patient management, and managed care. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis and are billed separately. The selling price for each unit of accounting is determined using the contract price. When the Company’s customers purchase several services the pricing of the service sold is generally the same as if the services were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s services, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management services ratably over the life of the customer contract. Based upon prior experience in managed care, the Company estimates the deferral amount from when the customer’s claim is received to when the customer contract expires. Advance payments from subscribers and billings made in advance are recorded on the balance sheet as deferred revenue.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accounts Receivable and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by invoice date. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. To assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of situations where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts, and the overall national economy. At March 31, 2024 and December 31, 2023, bad debt reserves of $32,850 and $32,814, respectively, were maintained in a general reserve for certain balances over 90 days past due and potentially uncollectible accounts.

The percentages of the amounts due from major customers to total accounts receivable as of March 31, 2024 and December 31, 2023, are as follows:

	3/31/2024	12/31/2023
Customer A	21%	23%
Customer B	12%	17%
Customer C	11%	-%

Significant Customers - The Company provides services to insurers, third-party administrators, self-administered employers, municipalities, and other industries. The Company is able to provide its full range of services to virtually any size employer in the state of California. Outside the state of California, the Company is able to provide utilization review, medical bill review and medical case management and employee advocate services.

During the periods ended March 31, 2024 and 2023, the Company had three customers, respectively, that individually accounted for more than 10% of its total sales. The following table sets forth the percentages of total sales attributable to those customers during those periods:

	3/31/2024	3/31/2023
Customer A	20%	24%
Customer B	12%	10%
Customer C	11%	-%

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 - OPERATING LEASES

The Company rents office space at 19800 MacArthur Boulevard, Suites 306 & 307, in Irvine, California. This lease was to expire as of March 31, 2024, but was renewed on December 28, 2023, for an additional 12-months, with a new expiration of March 31, 2025. The Company elected to exclude from its balance sheet the recognition of leases having a term of 12 months or less.

The components of lease expense and supplemental cash flow information related to leases are as follows:

	Three Months Ended	Three Months Ended
Lease Cost	March 31, 2024	March 31, 2023
Operating lease cost (included in general and administrative in the Company’s consolidated statement of operations)	$48,552	$42,660

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2024	$10,665	$9,903
Weighted average remaining lease term – operating leases (in years)	1.00 year	1.00 year
Average discount rate – operating leases	5.75%	5.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At March 31, 2024	At December 31, 2023
Operating leases
Remaining right-of-use assets	$46,890	$56,489
Short-term operating lease liabilities	$34,920	$44,519
Long-term operating lease liabilities	11,970	11,970
Total operating lease liabilities	$46,890	$56,489

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2024	$36,414
2025	12,138
Total lease payments	48,552
Less: Imputed interest/present value discount	1,662
Present value of lease liabilities	$46,890

Lease expenses were $10,665 and $9,903 during the three-month periods ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024, we issued $1,281,600 in dividends with $57,858 of that amount remaining payable. This payable has been accrued and included in the dividends payable on the balance sheet.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share of Common Stock

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of these audited consolidated financial statements. The fully diluted earnings per share includes 16,000 shares of Series A convertible preferred stock.

	For the Three Months Ended March 31,
	2024	2023
Basic Earnings per share:
Income (numerator)	$197,403	$131,109
Shares (denominator)	12,800,000	12,800,000
Per share amount	$0.02	$0.01
Fully Diluted Earnings per share:
Income (numerator)	$197,403	$131,109
Shares (denominator)	12,816,000	12,816,000
Per share amount	$0.02	$0.01

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will be expected to cause a material impact on its financial statements.

NOTE 6 - INCOME TAXES

For the three months ended March 31, 2024, the Company recognized expense from income taxes of $77,035, representing an effective tax rate of 28.1%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0% due to state taxes, permanent items, and discrete items. For the three months ended March 31, 2023, the Company recognized expense from income taxes of $51,163.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and has determined that there are no material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this quarterly report, unless the context indicates otherwise, the terms, “we,” “us,” “our” or the “Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”), Medex Managed Care, Inc. (“MMC”) and Medex Medical Management, Inc. (“MMM”).

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

●

the impact of COVID-19 on our business, including the reduction of our customers’ workforces as a result of a variety of COVID-19-related causes, as well as government mandates and impacts on the workers’ compensation industry, the businesses of our customers and on the general economy.

For more detailed information about particular risk factors related to us and our business, see Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “Commission”) on April 16, 2024 (the “Annual Report”).

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

Overview

We incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc. We changed our name to Pacific Health Care Organization, Inc., in January 2001. In February 2001, we acquired Medex, a California corporation organized in March 1994, in a share for share exchange. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Medical Provider Networks (“MPNs”) in the state of California and providing workers’ compensation carve-out and Medicare set-aside services. In March 2011, we incorporated MMC, a Nevada corporation, as a wholly owned subsidiary of the Company. MMC oversees and manages the Company’s utilization review and bill review services. In February 2012, we incorporated MMM, a Nevada corporation, as a wholly owned subsidiary of the Company. MMM is responsible for overseeing and managing medical case management and employee advocate services. We discontinued lien representation services in the third quarter of 2023 due to the lack of demand.

Business of the Company

We offer an integrated and layered array of complementary business solutions that enable our customers to better manage their workers’ compensation-related healthcare administration costs. We are constantly looking for ways to expand the suite of services we can provide our customers, either through strategic acquisitions or organic development.

Our business objective is to deliver value to our customers by reducing their workers’ compensation-related medical claims expenses in a manner that will assure that injured employees receive high quality healthcare that allows them to recover from an injury and return to gainful employment without undue delay. According to studies conducted by auditing bodies on behalf of the California Division of Workers’ Compensation, (“DWC”) the two most significant cost drivers for workers’ compensation are claims frequency and longer than average treatment duration. Our services focus on ensuring timely medical treatment to reduce the claim duration and medical treatment costs.

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

Our customers include self-administered employers, insurers, third-party administrators, municipalities, and others. Our principal customers are companies with operations located in the state of California where the cost of workers’ compensation insurance is a critical problem for employers, though we process medical bill reviews, utilization reviews, and provide medical case management and employee advocate services in several other states. Our provider networks, which are located only in California, are comprised of providers experienced in treating occupational injuries.

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

Key trends affecting results of operations

Generally, HCO and MPN monthly program administration fees are earned from monthly program management fees that are based on monthly employee enrollment. During the three-month period ended March 31, 2024, we saw a 9% and 11% increase in the number of employees enrolled in our HCO and MPN programs, respectively, compared to the same period the prior year and as a result both HCO and MPN monthly program revenue increased during this period. MPN monthly program revenue increases in the three-month period ended March 31, 2024, were also attributable to an existing customer adding this service and related increased employee counts in the MPN program.

The employee enrollment numbers in our HCO and MPN programs generally correlate with general economic conditions and the size and activities of our customers’ workforce. Although there was an increase in employee enrollments in both our HCO and MPN programs during the first quarter of 2024, if economic conditions become challenging, including from the effects of inflationary pressures, elevated interest rates, and challenging labor market conditions, our customers may reduce their workforce, in which case we would expect a decline in the number of employees enrolled in our HCO and MPN programs in future periods and in related revenues.

We have expanded our employee advocate services to six states outside of California. As a result, during the first quarter of 2024, revenue from our employee advocate services increased 209% when compared to the same period of 2023. This also helped offset declines in our medical case management revenue during the quarter. We plan to continue to expand employee advocate services to other states during 2024 but cannot guarantee that we will be successful in further growing this program or that it will offset any declines in medical case management program revenues in the future.

Revenue

We derive revenue from fees charged for HCO notifications, HCO/MPN program administration, HCO/MPN custom networks, HCO/MPN claim network fees, medical bill review, utilization review services, medical case management and employee advocate services, Medicare set-asides, and network access.

HCO

HCO revenue is generated from fees charged to our employer customers for annual and new hire notifications to enroll their employees into our HCO program, annual or monthly program administration, custom network fees, claim network fees to access our HCO provider networks, and fees for other ancillary services they may select.

MPN

Like HCO revenue, MPN revenue is generated from fees charged to our employer customers for monthly program administration, custom network fees, and claim network fees to access our MPN provider networks. Unlike HCOs, from which we derive revenues from annual and new hire notification fees, MPNs do not require annual and new hire notifications and as such we do not generate related revenues.

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

Other

Other revenue consists of revenue derived from network access fees charged for network access for preferred provider organizations, ancillary legal support services, Medicare set-aside, and workers’ compensation carve-out services.

The following table sets forth, for the quarters ended March 31, 2024 and 2023, respectively, the percentage each revenue item identified in our unaudited condensed consolidated financial statements contributed to total revenues during the respective period.

	2024	2023
HCO	21%	21%
MPN	11%	10%
Medical bill review	7%	7%
Utilization review	35%	34%
Medical case management	24%	25%
Other	2%	3%

Expense

Consulting fees

Consulting fees include fees we pay to third parties for IT, financial, marketing, lobbying, and in-house legal services related to the various services we offer.

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

Insurance

Insurance expenses are comprised primarily of health insurance benefits offered to our employees, directors’ and officers’ liability insurance, cyber security, workers’ compensation, and business liability coverage.

Outsource service fees

Outsource service fees consist of costs incurred by our subsidiaries by partially outsourcing utilization review, medical bill review, administrative services for medical case management and HCO, and Medicare set-aside services, and typically tend to fluctuate in correlation with customer demand for those services.

Data maintenance fees

Data maintenance fees include fees we pay to a third party to process HCO annual and new hire employee enrollments and MPN notifications. HCO employee enrollment and MPN notification fees fluctuate throughout the year because of the varied timing of customer enrollment into our HCO program, the number of employees our customers have in their workforce, the number of new hires throughout the year, and the number of new workers’ compensation claims.

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

The following table sets forth, for the quarters ended March 31, 2024 and 2023, respectively, the percentage each expense item identified in our unaudited condensed consolidated financial statements contributed to total expenses during the respective period.

	2024	2023
Depreciation	1%	1%
Bad debt provision	-%	-%
Consulting fees	5%	4%
Salaries and wages	55%	54%
Professional fees	7%	6%
Insurance	6%	7%
Outsource service fees	14%	14%
Data maintenance fees	1%	3%
General and administrative	11%	11%

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following represents selected components of our consolidated results of operations for the three-month periods ended March 31, 2024 and 2023, respectively, together with changes from period-to-period:

	For three months ended March 31,
	2024	2023	Amount Change	% Change
Revenues:
HCO	$287,295	$278,322	$8,973	3%
MPN	147,981	129,094	18,887	15%
Medical bill review	99,988	89,785	10,203	11%
Utilization review	498,654	445,712	52,942	12%
Medical case management	335,167	332,373	2,794	1%
Other	28,746	37,357	(8,611)	(23%)
Total revenues	1,397,831	1,312,643	85,188	6%

Expenses:
Depreciation	9,427	9,379	48	1%
Bad debt provision	36	230	(194)	(84%)
Consulting fees	61,399	56,254	5,145	9%
Salaries and wages	672,054	662,224	9,830	1%
Professional fees	85,493	73,102	12,391	17%
Insurance	79,456	83,481	(4,025)	(5%)
Outsource service fees	168,205	177,759	(9,554)	(5%)
Data maintenance	10,732	34,002	(23,270)	(68%)
General and administrative	135,836	133,756	2,080	2%
Total expenses	1,222,638	1,230,187	(7,549)	(1%)

Income from operations	175,193	82,456	92,737	112%

Other income:
Interest income	99,245	99,816	(571)	(1%)
Total other income	99,245	99,816	(571)	(1%)

Income before taxes	274,438	182,272	92,166	51%
Income tax provision	(77,035)	(51,163)	25,872	51%

Net income	$197,403	$131,109	$66,294	51%

Revenue

HCO

During the three-month period ended March 31, 2024, HCO revenue increased 3%, compared to the same period in the prior year. The increase in HCO revenue was attributable to a 9% increase in revenue from monthly program administration fees and a 90% increase in employee notification fees as a result in increased customer employee headcounts. The increase was partially offset by a 9% decrease in claim network fees as a result of fewer claims.

MPN

MPN revenue for the three-month period ended March 31, 2024, increased by 15%, compared to the same period in the prior year. The increase in revenue was attributable to a 20% increase in claim network fee revenue as a result of an increase in the number of claims. Monthly MPN program administration fees increased 11% as a result of the addition of a new customer and an increase in our customers’ employee headcount, from which the program administration fees are based. MPN custom network fees increased 68% as a result of adding a new customer.

Medical bill review

During the three-month period ended March 31, 2024, medical bill review revenue increased by 11%, compared to the same period in the prior year. The increase was due to an increase in hospital and non-hospital bills reviewed with existing customers, partially offset by the loss of a customer in the third quarter of fiscal year 2023.

Utilization review

During the three-month period ended March 31, 2024, utilization review revenue increased 12%, compared to the same period in the prior year. The increase in utilization review revenue was due to increases in utilization reviews from existing customers, partially offset by the loss of a customer in the second quarter of fiscal year 2023.

Medical case management

During the three-month period ended March 31, 2024, medical case management revenue increased 1% compared to the same period in the prior year. The increase was attributable to a 209% increase in employee advocate revenue due to the expansion of the program from California to locations in six other states. However, the increase in employee advocate revenue was offset by a 12% decrease in other medical case management services revenue.

Other

Other revenue for the three-month period ended March 31, 2024, decreased 23%, compared to the same period in the prior year, largely due to a 77% decrease in Medicare set-aside referrals.

Expenses

Total expenses for the three-month period ended March 31, 2024, decreased 1%, compared to the same period in the prior year. The decrease was attributable to decreases in data maintenance, outsource service fees, insurance, and bad debt provision. The decreases were partially offset by increases in professional fees, consulting fees, salaries and wages, general and administrative expenses, and depreciation.

Consulting fees

During the three-month period ended March 31, 2024, consulting fees increased 9% compared to the three months ended March 31, 2023. The increase in consulting fees was primarily the result of fees incurred for financial consultation.

Professional fees

During the three-month period ended March 31, 2024, professional fees increased 17% compared to the three months ended March 31, 2023. The increase in professional fees was primarily the result of increases in accounting and other professional services.

Outsource service fees

During the three-month period ended March 31, 2024, outsource service fees decreased 5% compared to the three months ended March 31, 2023. The decrease in outsource service fees was attributable to decreases in outsource services for our HCO and MPN programs, Medicare set-aside, and utilization review, partially offset by increases in outsource service fees for medical bill review and certain medical case management services. The decrease in outsource service fees for our HCO and MPN programs is due to a project in our HCO department that required additional outsourcing during the first quarter of fiscal 2023, but which was completed during fiscal year 2023. Medicare set-asides outsource service fees decreased due to fewer requests from our customers for this service. Utilization review outsource service fees decreased due to the transition to a new vendor who charges lower rates for physician and specialty reviews. Medical bill review outsource service fees increased due to an increase in the number of medical bills reviewed. Medical case management outsource service fees increased due to an increase in field case management referrals. We anticipate that our outsourcing and related fees will continue to correspond with the level of medical bill review, utilization review, certain medical case management services, and Medicare set-aside services we provide in the future.

Data maintenance

During the three-month period ended March 31, 2024, data maintenance fees decreased 68% compared to the three months ended March 31, 2023. This decrease is largely attributable to the timing of when we incurred this expense for one of our customers for enrollment into our HCO and correlated data maintenance fees. We incurred this customer’s expense in the first quarter 2023, but it was not incurred until after the first quarter of 2024. However, we still expect a similar amount to be incurred in the second quarter of 2024 and data maintenance fees will similarly increase when comparing the second quarters of 2023 and 2024, respectively. We expect similar future fluctuations of data maintenance fees for comparable periods when the timing of incurring this expense does not align between such periods.

General and administrative

General and administrative expenses decreased by 2% during the three-month period ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily due to decreases in vacation expenses, licenses and permits, telephone, bank charges and fees, parking, shareholders’ expenses, postage and delivery, and equipment/repairs. The decreases were partially offset by increases in IT enhancement, advertising and marketing, dues and subscriptions, meals/travel, miscellaneous, auto expenses, rent expense – office, and office supplies.

Income from Operations

During the three-month period ended March 31, 2024, we recognized a 6% increase in total revenue and a 1% decrease in total expenses. As a result, our income from operations increased $92,737, or 112%, when compared to the three months ended March 31, 2023.

Other Income

During the three-month period ended March 31, 2024, we had non-cash interest income of $99,245 from our investments in U.S. Treasury bills which mature on June 8, 2024; compared to non-cash interest income of $99,816 for the three-month period ended March 31, 2023, which matured on June 8, 2023.

Income Tax Provision

We realized an increase in our income tax provision of $25,872, or 51%, during the three-month period ended March 31, 2024, compared to the same period in the prior year, because of the increase in our income from operations.

Net Income

During the three-month period ended March 31, 2024, we realized a 6% increase in total revenues, a 1% decrease in total expenses, and a 51% increase in our provision for income tax when compared to the same period in the prior year. As a result, we realized net income of $197,403, a 51% increase in net income during the three-month period ended March 31, 2024.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. We consistently monitor our liquidity and financial position and take actions management believes are in the best interest of the Company and its shareholders to ensure the long-term financial viability of the Company. Historically, we have realized positive cash flows from operating activities, which, coupled with positive reserves of cash on hand, have been used to fund our operating expenses and obligations. We continue our efforts to keep operating expenses low by maintaining a relatively small office and having a largely remote workforce; though some of those savings are used on our continued need for IT and IT security enhancements.

During the first quarter of 2024, we realized net income of $197,403 as a result of non-cash interest income from our investment in U.S. Treasury bills and income from operations during that period. As of March 31, 2024, we had $2,839,036 cash on hand compared to $2,565,992 at December 31, 2023. The $273,044 increase in cash on hand was the result of net cash provided by our operating activities, partially offset by net cash used in investing and financing activities.

Management currently believes that absent (i) the loss of a major customer, (ii) increases in or sustained inflation, or (iii) an increased or longer-term downturn in the general economy, cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses for at least the next twelve months.

We currently have planned certain capital expenditures to replace our laptops and ancillary devices due to their age and as part of our ongoing continuity plan. We anticipate investing activities will continue throughout 2024 as we replace aging software, computer equipment, and further enhance our IT security. We anticipate these costs will be significant, but believe we have adequate cash on hand to cover these expenses. We do not anticipate these expenditures will require us to seek outside sources of funding.

We intend to continue to pursue potential acquisition transactions that, if additional cash on hand were needed for such transaction, we would either need to condition closing upon maturity of our investments, if applicable, or seek alternate financing, or a combination of those approaches. We may also seek growth through organic development of new lines of business or expansion of existing offerings. Depending upon the nature of the opportunities we identify, such acquisitions or expansion could require greater capital resources than we currently possess. Should we need additional capital resources, we could seek to obtain such through debt and/or equity financing. We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining equity or debt financing when needed on favorable terms, or at all. We could also use shares of our capital stock as consideration for a business acquisition transaction, but there is also no assurance that there would be significant interest in our capital stock by a potential seller or the market.

Cash Flow

During the three months ended March 31, 2024, cash was primarily used to fund operations. We had a net increase in cash of $273,044 during the three months ended March 31, 2024. See below for additional discussion and analysis of cash flow.

	For the three months ended March 31,
	2024 (unaudited)	2023 (unaudited)

Net cash provided by (used in) operating activities	$290,948	$(41,382)
Net cash used in investing activities	(3,749)	(209)
Net cash provided by financing activities	(14,155)	-

Net (decrease) increase in cash	$273,044	$(41,591)

For the three months ended March 31, 2024, net cash provided by operating activities was $290,948, whereas for the three months ended March 31, 2023, net cash used by operating activities was $41,382; an increase of $332,330. The $332,330 increase in cash flow from operations during the first quarter of 2024 was the result of realizing an increase in net income coupled with increases in prepaid expenses, unearned revenue, and income tax payable, partially offset by decreases in accounts receivable, accounts payable, and accrued expenses. During the three-month periods ended March 31, 2024 and 2023, noncash interest earned on our investments was $99,245 and $99,816, respectively.

Net cash used in investing activities was $3,749 and $209 for the three-month periods ended March 31, 2024 and 2023, respectively. The increase in net cash used in investing activities during the first quarter of 2024 was the result of our purchases of computer equipment. We expect net cash used in investing activities to increase through 2024 as we plan to update our current computer equipment.

During the three months ended March 31, 2024, net cash used in financing activities was $14,155, which was the amount paid during that quarter of the remaining dividends payable from the Company’s June 2023 one-time cash dividend of the $1,281,600. The remaining amount payable for the dividend as of March 31, 2024, is $57,858. We did not engage in any financing activities during the three-month period ended March 31, 2023.

Off-Balance Sheet Financing Arrangements

As of March 31, 2024, we had no off-balance sheet financing arrangements.

Inflation

We experience pricing pressures in the form of competitive pricing. Insurance carriers and third-party administrators compete against us for customers by offering bundled claims administration services with their own managed care services at a lower rate. We are also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits and facility leases. We believe that these impacts can be material to our revenues or net income. Some of our customers are public entities which contract with us at a fixed price for the term of the contract. Increases in labor and employee benefits can reduce our profit margin over the term of these contracts. See also “the effects of inflation may have a disproportionate impact on our business” under Part I, Item 1A Risk Factors of our Annual Report.

For more detailed information about our critical accounting estimates related to us and our business, see “critical accounting estimates” under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this quarterly report, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed under Part I, Item 1A Risk Factors of our Annual Report.

Item 5. Other Information

During the quarter ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibits. The following exhibits are filed or furnished, as applicable, as part of this quarterly report:

Exhibit Number	Title of Document

Exhibit 3.1	Articles of Incorporation and Amendments thereto(1)
Exhibit 3.2	Bylaws(1)
Exhibit 3.3	Bylaws(2)
Exhibit 3.4	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(3)
Exhibit 3.5	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(3)
Exhibit 3.6	Certificate of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock(4)
Exhibit 3.7	Articles of Amendment to Articles of Incorporation to affect four-shares-for-one-share forward split(5)
Exhibit 3.8

Articles of Amendment to Articles of Incorporation, dated December 27, 2019, including Amended Certification of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock to affect a four-shares-for-one-share forward stock split(6)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as March 31, 2024 and December 31, 2023, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2024 and 2023 (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) the cover page.*

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	May 13, 2024	/s/ Tom Kubota
Tom Kubota Chief Executive Officer, President and Chairman of the Board (Principal Executive, Financial and Accounting Officer)