Form 10-Q
period 2024-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2024-08-07
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 7, 2024, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited) June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$2,619,437	$2,565,992
Investments	8,083,936	7,877,752
Accounts receivable (net of allowance $12,944 and $32,814)	941,313	1,020,580
Deferred tax asset	52,061	38,871
Prepaid income tax	27,141	-
Prepaid expenses	146,968	179,702
Total current assets	11,870,856	11,682,897

Property and Equipment, net
Computer equipment	241,167	255,783
Furniture and fixtures	13,283	21,620
Total property and equipment	254,450	277,403
Less: accumulated depreciation and amortization	(189,818)	(200,009)
Net property and equipment	64,632	77,394
Operating lease right-of-use assets, net	-	56,489
Other assets	7,110	7,110
Total Assets	$11,942,598	$11,823,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$163,133	$159,789
Accrued expenses	424,318	367,609
Income tax payable	-	296,452
Dividends payable	94,858	109,013
Operating lease liabilities, current portion	-	44,519
Unearned revenue	43,711	30,919
Total current liabilities	726,020	1,008,301

Long Term Liabilities
Operating lease liabilities, long term portion	-	11,970
Total Liabilities	$726,020	$1,020,271

Commitments and Contingencies	-	-

Stockholders’ Equity
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding	16	16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	10,787,705	10,374,746
Total stockholders’ equity	11,216,578	10,803,619
Total Liabilities and Stockholders’ Equity	$11,942,598	$11,823,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended June 30,		For six months ended June 30,
	2024	2023	2024	2023
Revenues
HCO	$398,906	$294,157	$686,201	$572,479
MPN	144,598	131,292	292,579	260,386
Medical bill review	100,683	85,257	200,671	175,042
Utilization review	487,989	464,119	986,643	909,831
Medical case management	369,689	297,705	704,855	630,078
Other	68,089	51,523	125,715	117,774
Total revenues	1,569,954	1,324,053	2,996,664	2,665,590

Expenses
Depreciation	9,114	9,337	18,541	18,716
Bad debt provision (recovery)	(19,906)	934	(19,870)	1,164
Consulting fees	56,883	60,563	118,280	116,817
Salaries and wages	666,564	633,394	1,346,497	1,303,499
Professional fees	117,695	101,101	203,188	174,203
Insurance	78,648	65,115	158,105	148,596
Outsource service fees	200,277	189,820	389,485	388,592
Data maintenance	55,771	30,752	66,502	64,754
General and administrative	212,913	87,919	348,748	221,675
Total expenses	1,377,959	1,178,935	2,629,476	2,438,016

Income from operations	191,995	145,118	367,188	227,574

Other income (expense)
Interest income	107,004	100,158	206,249	199,974
Total other income (expense)	107,004	100,158	206,249	199,974

Income before taxes	298,999	245,276	573,437	427,548
Income tax provision	83,443	68,849	160,478	120,012

Net income	$215,556	$176,427	$412,959	$307,536

Basic earnings per share:
Earnings per share amount	$0.02	$0.01	$0.03	$0.02
Basic common shares outstanding	12,800,000	12,800,000	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.02	$0.01	$0.03	$0.02
Fully diluted common shares outstanding	12,816,000	12,816,000	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Convertible Preferred Stock		Common Stock		Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,888,418	$11,317,291
Net Income	-	-	-	-	-	131,109	131,109
Balance March 31, 2023	16,000	$16	12,800,000	$12,800	$416,057	$11,019,527	$11,448,400
Net Income	-	-	-	-	-	176,427	176,427
Common stock cash dividends paid	-	-	-	-	-	(1,280,000)	(1,280,000)
Preferred stock cash dividends paid	-	-	-	-	-	(1,600)	(1,600)
Balance June 30, 2023	16,000	$16	12,800,000	$12,800	$416,057	$9,914,354	$10,343,227

Balance December 31, 2023	16,000	$16	12,800,000	$12,800	$416,057	$10,374,746	$10,803,619
Net Income	-	-	-	-	-	197,403	197,403
Balance March 31, 2024	16,000	$16	12,800,000	$12,800	$416,057	$10,572,149	$11,001,022
Net Income	-	-	-	-	-	215,556	215,556
Balance June 30, 2024	16,000	$16	12,800,000	$12,800	$416,057	$10,787,705	$11,216,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$412,959	$307,536
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	18,541	18,716
Bad debt provision (recovery)	(19,870)	1,164
Non-cash interest on investments	(30,000)	(24,405)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	99,137	70,406
Decrease (increase) in prepaid expenses	32,734	16,523
Decrease (increase) in deferred tax asset	(13,190)	(82,000)
Decrease (increase) in other assets	-	(508)

Increase (decrease) in accounts payable	3,344	(182,754)
Increase (decrease) in accrued expenses	56,709	11,708
Increase (decrease) in unearned revenue	12,792	10,167
Increase (decrease) in income tax payable	(323,593)	120,225
Net cash provided by (used in) operating activities	249,563	266,778

Cash flows from investing activities:
Proceeds from investments	7,877,752	8,748,435
Purchase of investments	(8,053,936)	(7,642,981)
Purchase of fixed assets	(5,779)	(1,473)
Net cash provided by (used in) investing activities	(181,963)	1,103,981

Cash flows from financing activities:
Issuance of cash dividend	(14,155)	(1,110,984)
Net cash provided by (used in) financing activities	(14,155)	(1,110,984)

Net increase (decrease) in cash	53,445	259,775

Cash at beginning of period	$2,565,992	$2,036,432
Cash at end of period	$2,619,437	$2,296,207

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$498,000	$82,000

Non-cash investing and financing activities:
Dividends payable	$57,858	$170,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations. The information furnished in these unaudited condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated on a regular basis on a combination of historical and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, the Company recommends these unaudited condensed consolidated financial statements be read in conjunction with its audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2023. Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

Principles of Consolidation — The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Accounting — The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the periods ended June 30, 2024 and 2023.

Reclassifications – Certain reclassifications have been made to prior year amounts to conform to the current year presentations. These changes had no impact on the Company’s total assets or reported net income.

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

The Company derives its revenue from fees charged for HCO notifications, HCO/MPN program administration, HCO/MPN custom networks, HCO/MPN claim network fees, medical bill review, utilization review services, medical case management and employee advocate services, and Medicare set-asides, and network access. These services are billed individually as separate components to our customers. Services from which we generate fees include monthly and/or annual HCO and/or MPN administration, claim and network access, medical bill review, utilization review, medical case management, employee advocate, workers’ compensation carve-outs, and Medicare set-asides.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

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

Accounts Receivable and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by invoice date. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. To assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of situations where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts, and the overall national economy. At June 30, 2024 and December 31, 2023, bad debt reserves of $12,944 and $32,814, respectively, were maintained in a general reserve for certain balances over 90 days past due and potentially uncollectible accounts.

The percentages of the amounts due from major customers to total accounts receivable as of June 30, 2024 and December 31, 2023, are as follows:

	6/30/2024	12/31/2023
Customer A	20%	23%
Customer B	18%	17%
Customer C	14%	-%

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

During the periods ended June 30, 2024 and 2023, respectively, the Company had three customers that individually accounted for more than 10% of its total sales. The following table sets forth the percentages of total sales attributable to those customers during those periods:

	6/30/2024	6/30/2023
Customer A	23%	23%
Customer B	11%	10%
Customer C	11%	10%

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

Lease expenses were $22,803 and $20,693 during the six-month periods ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024, we issued $1,281,600 in dividends with $57,858 of that amount remaining payable. This payable has been accrued and included in the dividends payable on the balance sheet.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share of Common Stock

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of these unaudited condensed consolidated financial statements. The fully diluted earnings per share includes 16,000 shares of Series A convertible preferred stock.

	For the Six Months Ended June 30,
	2024	2023
Basic Earnings per share:
Income (numerator)	$412,959	$307,536
Shares (denominator)	12,800,000	12,800,000
Per share amount	$0.03	$0.02
Fully Diluted Earnings per share:
Income (numerator)	$412,959	$307,536
Shares (denominator)	12,816,000	12,816,000
Per share amount	$0.03	$0.02

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will be expected to cause a material impact on its financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6 - INCOME TAXES

For the three months ended June 30, 2024, the Company recognized expense from income taxes of $83,443, representing an effective tax rate of 27.9%. For the six months ended June 30, 2024, the Company recognized expense from income taxes of $160,478, representing an effective tax rate of 28.0%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0% due to state taxes, permanent items, and discrete items. For the three months ended June 30, 2023, the Company recognized expense from income taxes of $68,849. For the six months ended June 30, 2023, the Company recognized expense from income taxes of $120,012.

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

For more detailed information about particular risk factors related to us and our business, see Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “Commission”) on April 16, 2024 (our “Annual Report”).

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

Our core services focus on reducing medical treatment costs by enabling our customers to have control and oversight of the medical treatment of their injured employees to ensure treatment is timely and appropriate. This control is primarily obtained by participation in our HCOs or one of our MPNs. Through Medex, we hold two of the total of four licenses issued by the state of California to establish and manage HCOs within the state of California. We hold several government-issued licenses to operate medical provider networks. We also hold approvals issued by the state of California to function as an MPN and currently administer 22 MPNs. Our HCO and MPN programs provide our customers with provider networks within which the customer has some ability to direct the administration of the claim. This is designed to decrease the incidence of fraudulent claims and disability awards and ensure injured employees receive necessary vocational rehabilitation and training. Our medical bill and utilization review services provide oversight of medical billing and treatment requests, and our medical case management and employee advocate services keep workers’ compensation claims progressing to a resolution and assure treatment plans are aligned from a medical perspective.

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

Our business has a long sales cycle, typically eight months or more. Once we have established a customer relationship and enrolled the employees of our employer customers, we anticipate our revenue to adjust with the growth or retraction of our customers’ employee headcount. We also expect growth and retraction of employee headcounts throughout the year as we gain new customers and lose existing customers. The reasons for customer terminations vary but include when a customer switches to an insurance carrier or third-party administrator that uses a different workers’ compensation administration vendor; and when our contract ends with state and local governments and they are required to engage in a public bidding process for their workers’ compensation administration vendor.

Trends affecting our business and recent highlights

The employee enrollment numbers in our HCO and MPN programs typically correlate with general economic conditions and the size and activities of our customers’ workforce. For example, during the three-month and six-month periods ended June 30, 2024, we saw an increase in MPN revenue that was largely attributable to an increase in monthly program administration fees generated from our customers’ additional employee enrollments in the MPN program. In contrast, our HCO revenue growth was limited during those periods by a decrease in annual notifications revenue from one of our customers that experienced a reduced employee headcount. If economic conditions become challenging, including from the effects of inflationary pressures, elevated interest rates, and difficult labor market conditions, our customers may reduce their workforce, in which case we would expect a decline in the number of employees enrolled in our HCO and MPN programs in future periods and in related revenues.

We have expanded our employee advocate services to six states outside of California, which continues to bolster our medical case management revenues. For example, during the first two fiscal quarters of 2024, revenue from our employee advocate services increased 194% when compared to the same period of 2023. We plan to continue to expand employee advocate services to other states during 2024 but cannot guarantee that we will be successful in further growing this service.

We continue our efforts to increase our customer base and reduce customer concentration across all service lines. The addition or loss of a single customer can have a material impact on our results. For example, the addition of a single customer materially increased our medical bill review revenue during the three-month period ended June 30, 2024, whereas our medical bill review revenue growth was limited by the loss of a single customer in that same period. We believe these issues will continue to affect our results of operations into the foreseeable future.

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

Medical bill review

California and many other states have established fee schedules for the maximum allowable fees payable under workers’ compensation for a variety of procedures performed by medical providers. Many procedures, however, are not covered under the fee schedules, such as hospital bills, which still require review and negotiation. Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement. Our medical bill review services include coding review and re-bundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements. Our medical bill review services can result in significant savings for our customers. Revenue for medical bill reviews is generated based on a set fee per medical bill reviewed and a percentage of savings of the preferred provider organization discounts. Hospital bill review services generate revenue on a percentage of savings off of the hospital bill, usually with a negotiated cap.

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

The following table sets forth, for the below indicated periods ended June 30, 2024 and 2023, respectively, the percentage each revenue item identified in our unaudited condensed consolidated financial statements contributed to total revenues during the respective period.

	For three months ended June 30,		For six months ended June 30,
	2024	2023	2024	2023
HCO	25%	22%	23%	21%
MPN	9%	10%	10%	10%
Medical bill review	6%	6%	7%	7%
Utilization review	31%	35%	33%	34%
Medical case management	24%	23%	23%	24%
Other	4%	4%	4%	4%

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

Insurance

Insurance expenses are comprised primarily of health insurance benefits offered to our employees, directors’ and officers’ liability insurance, cyber liability, workers’ compensation, and business liability coverages.

Outsource service fees

Outsource service fees consist of costs incurred by our subsidiaries by partially outsourcing utilization review, medical bill review, administrative services for medical case management and HCO, and Medicare set-aside services, and typically tend to fluctuate in correlation with customer demand for those services.

Data maintenance fees

Data maintenance fees include fees we pay to a third party to process HCO annual and new hire employee enrollments and notifications. HCO employee enrollment and notification fees fluctuate throughout the year because of the varied timing of customer enrollment into our HCO program, the number of employees our customers have in their workforce, the number of new hires throughout the year, and the number of new workers’ compensation claims.

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

The following table sets forth, for the below indicated periods ended June 30, 2024 and 2023, respectively, the percentage each expense item identified in our unaudited condensed consolidated financial statements contributed to total expenses during the respective period.

	For three months ended June 30,		For six months ended June 30,
	2024	2023	2024	2023
Depreciation	1%	1%	1%	1%
Bad debt provision (recovery)	-1%	-%	-1%	-%
Consulting fees	4%	5%	4%	5%
Salaries and wages	48%	53%	51%	53%
Professional fees	9%	9%	8%	7%
Insurance	6%	6%	6%	6%
Outsource service fees	15%	16%	15%	16%
Data maintenance fees	4%	3%	3%	3%
General and administrative	15%	7%	13%	9%

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following represents selected components of our consolidated results of operations for the three-month periods ended June 30, 2024 and 2023, respectively, together with changes from period-to-period:

	For three months ended June 30,
	2024	2023	Amount Change	% Change
Revenues:
HCO	$398,906	$294,157	$104,749	36%
MPN	144,598	131,292	13,306	10%
Medical bill review	100,683	85,257	15,426	18%
Utilization review	487,989	464,119	23,870	5%
Medical case management	369,689	297,705	71,984	24%
Other	68,089	51,523	16,566	32%
Total revenues	1,569,954	1,324,053	245,901	19%

Expenses:
Depreciation	9,114	9,337	(223)	(2%)
Bad debt provision (recovery)	(19,906)	934	(20,840)	(2,231%)
Consulting fees	56,883	60,563	(3,680)	(6%)
Salaries and wages	666,564	633,394	33,170	5%
Professional fees	117,695	101,101	16,594	16%
Insurance	78,648	65,115	13,533	21%
Outsource service fees	200,277	189,820	10,457	6%
Data maintenance	55,771	30,752	25,019	81%
General and administrative	212,913	87,919	124,994	142%
Total expenses	1,377,959	1,178,935	199,024	17%

Income from operations	191,995	145,118	46,877	32%

Other income (expense)
Interest income	107,004	100,158	6,846	7%
Total other income (expense)	107,004	100,158	6,846	7%

Income before taxes	298,999	245,276	53,723	22%
Income tax provision	83,443	68,849	14,594	21%

Net income	$215,556	$176,427	$39,129	22%

Revenue

HCO

During the three-month period ended June 30, 2024, HCO revenue increased 36%, compared to the same period in the prior year. The increase in HCO revenue was attributable to the misaligned timing of when we recognized revenues from annual notifications for one of our customers during each year, as we recognized this customer’s annual notification revenues in the second quarter of 2024 that in the previous year were recognized in the third quarter. We expect similar future fluctuations for HCO revenues when the timing of recognizing HCO revenue for customers does not align between comparable periods. Additionally, revenues from HCO claim network fees increased due to an increase in reported injuries. The increases in HCO revenues were offset by a decrease in annual notifications revenue from one of our customers that experienced a reduced employee headcount.

MPN

MPN revenue for the three-month period ended June 30, 2024, increased by 10%, compared to the same period in the prior year. The increase was attributable to an increase in program administration fees resulting from the addition of a new customer and an increase in our customers’ employee headcount. The increase was partially offset by a decrease in claim network fees due to an issue with a customer not submitting their reports of injury properly, which is an issue we expect to be remedied and billed for during the third quarter of fiscal year 2024.

Medical bill review

During the three-month period ended June 30, 2024, medical bill review revenue increased by 18%, compared to the same period in the prior year. The increase was due to an increase in hospital bill review revenue from existing customers, which generate more revenue per bill reviewed than standard bill reviews, along with the addition of a new customer. The increase was partially offset by a decrease in the total number of bills reviewed, along with the loss of a customer in the third quarter of fiscal year 2023.

Utilization review

During the three-month period ended June 30, 2024, utilization review revenue increased 5%, compared to the same period in the prior year. The increase in utilization review revenue was due to increased referrals for requests for authorization from existing customers.

Medical case management

During the three-month period ended June 30, 2024, medical case management revenue increased 24%, compared to the same period in the prior year. The increase was attributable to an increase in employee advocate revenue due to the expansion of the program from California to locations in six other states, and increased accuracy and efficiency in our related billing processes.

Other

Other revenue for the three-month period ended June 30, 2024, increased 32%, compared to the same period in the prior year largely due to an increase in Medicare set-aside referrals, and an increase in network access revenue from increased customer usage of our network.

Expenses

Total expenses for the three-month period ended June 30, 2024, increased 17%, compared to the same period in the prior year. The increase was attributable to increases in data maintenance, outsource service fees, general and administrative, professional fees, and salaries expenses. The increases were partially offset by a decrease in bad debt provision (recovery).

Bad debt provision (recovery)

During the three-month period ended June 30, 2024, bad debt provision (recovery) expenses decreased 2,231%, as a result of collecting aged receivables from one of our customers.

Consulting fees

During the three months ended June 30, 2024, consulting expenses decreased 6%, compared to the three-month period ended June 30, 2023, primarily as a result of fees incurred for marketing purposes.

Salaries and wages

During the three months ended June 30, 2024, salaries and wages increased 5%, compared to the three months ended June 30, 2023. The increase was due to the addition of one employee.

Professional fees

During the three months ended June 30, 2024, professional fees increased 16%, compared to the three months ended June 30, 2023. The increase in professional fees was primarily the result of increases in accounting and other professional services.

Insurance

During the three months ended June 30, 2024, insurance expenses increased 21%, compared to the same period the prior year due to increases in cyber liability insurance premiums and health insurance costs for employees.

Outsource service fees

During the three months ended June 30, 2024, outsource service fees increased 6%, compared to the three months ended June 30, 2023. The increase in outsource service fees was attributable to increases in outsource services used to provide our HCO program, certain medical case management services, and Medicare set-aside services. The increase in outsource service fees for our HCO program was due to an increase in reported injuries for which we engaged outsourced services to assist in providing our services. Medical case management outsource service fees increased due to an increase in the expansion of employee advocate program locations offered by the Company. Medicare set-asides outsource service fees increased due to increased referral activity.

The increase in outsource service fees was partially offset by a decrease in outsource service fees related to medical bill review and utilization review services. Medical bill review outsource service fees decreased due to a decrease in the number of medical bills reviewed. Utilization review outsource service fees decreased due to our transition to a new vendor that charges lower rates for physician and specialty reviews. We anticipate that our outsourcing and related fees will continue to correspond with the level of medical bill review, utilization review, certain medical case management services, and Medicare set-aside services we provide in the future.

Data maintenance

During the three months ended June 30, 2024, data maintenance fees increased 81%, compared to the three months ended June 30, 2023. This increase is largely attributable to the misaligned timing of when we incurred these expenses during each year when comparing the quarterly periods. We incurred a customer’s annual notification letter and correlated data maintenance fee expenses in the first and third quarters of 2023, but in 2024 they were incurred in the second quarter. We expect similar future fluctuations of data maintenance fees for comparable periods when the timing of incurring this expense does not align between such periods.

General and administrative

General and administrative expenses increased by 142% during the three months ended June 30, 2024, compared to the same period in 2023. The increase was primarily due to increases in advertising and marketing, dues and subscriptions, IT enhancement, and meals/travel. The increases were partially offset by decreases in vacation expense and miscellaneous expenses.

Income from Operations

During the three-month period ended June 30, 2024, we recognized a 19% increase in total revenue and a 17% increase in total expenses. As a result, our income from operations increased $46,877, or 32%, when compared to the three months ended June 30, 2023.

Other Income (Expense)

During the three-month period ended June 30, 2024, we had interest income of $107,004, which includes cash interest income of $77,004 from our investment in U.S. Treasury bills which matured on June 6, 2024, and non-cash interest income of $30,000 from our reinvestment of $8,053,936 in U.S. Treasury bills which will mature on November 29, 2024. The total interest earned in U.S. Treasury bills which matured on June 6, 2024, was $207,611, of which $176,249 was recognized in fiscal year 2024.

During the three-month period ended June 30, 2023, we had interest income of $100,158, which includes cash interest income of $75,753 from our investment in U.S. Treasury bills which matured on June 8, 2023 and non-cash interest income of $24,405 from our $7,642,981 investment in U.S. Treasury bills which matured on December 7, 2023. The total interest earned on U.S. Treasury bills which matured on June 8, 2023, was $202,694, of which $175,569 was recognized in fiscal year 2023. The previously disclosed total interest earned on and amount recognized in fiscal year 2023 from the U.S. Treasury bills which matured on June 8, 2023, included an additional $27,124 of non-cash interest on the U.S. Treasury bills which matured on December 7, 2023. That inclusion had no effect on the reported interest income and has been deducted in the above presentation.

Income Tax Provision

We realized a $14,594, or 21%, increase in our income tax provision during the three-month period ended June 30, 2024, compared to the three-month period ended June 30, 2023, because of the increase in our income from operations.

Net Income

During the three-month period ended June 30, 2024, we realized a 19% increase in total revenues, a 17% increase in total expenses, and a 21% increase in our provision for income tax when compared to the same period in the prior year. As a result, we realized net income of $215,556, a 22% increase in net income when compared to the same period in the prior year.

Comparison of the six months ended June 30, 2024 and 2023

The following represents selected components of our consolidated results of operations for the six-month periods ended June 30, 2024 and 2023, respectively, together with changes from period-to-period:

	For six months ended June 30,
	2024	2023	Amount Change	% Change
Revenues:
HCO	$686,201	$572,479	$113,722	20%
MPN	292,579	260,386	32,193	12%
Medical bill review	200,671	175,042	25,629	15%
Utilization review	986,643	909,831	76,812	8%
Medical case management	704,855	630,078	74,777	12%
Other	15,715	117,774	7,941	7%
Total revenues	2,996,664	2,665,590	331,074	12%

Expense:
Depreciation	18,541	18,716	(175)	(1%)
Bad debt provision (recovery)	(19,870)	1,164	(21,034)	(1,807%)
Consulting fees	118,280	116,817	1,463	1%
Salaries and wages	1,346,497	1,303,499	42,998	3%
Professional fees	203,188	174,203	28,985	17%
Insurance	158,105	148,596	9,509	6%
Outsource service fees	389,485	388,592	893	-%
Data maintenance	66,502	64,754	1,749	3%
General and administrative	348,748	221,675	127,073	57%
Total expenses	2,629,476	2,438,016	191,460	8%

Income from operations	367,188	227,574	139,614	61%

Other income (expense)
Interest Income	206,249	199,974	6,275	3%
Total other income (expense)	206,249	199,974	6,275	3%

Income before taxes	573,437	427,548	145,889	34%
Income tax provision	160,478	120,012	40,466	34%

Net income	$412,959	$307,536	$105,423	34%

Revenue

HCO

During the six-month period ended June 30, 2024, HCO revenue increased 20%, compared to the same period in the prior year. The increase in HCO revenue was attributable to the misaligned timing of when we recognized revenues from annual notifications for one of our customers during each year, as we recognized this customer’s annual notification revenues in the second quarter of 2024 that in the previous year were recognized in the third quarter. We expect similar future fluctuations for HCO revenues when the timing of recognizing HCO revenue for customers does not align between comparable periods. The increases in HCO revenues were offset by a decrease in annual notifications revenue from one of our customers that experienced a reduced employee headcount.

MPN

During the six-month period ended June 30, 2024, MPN revenue increased by 12%, compared to the same period in the prior year. The increase in MPN revenue was largely due to an increase in monthly MPN program administration fees, resulting from the addition of a new customer and an increase in our customers’ employee headcount. The increase in MPN revenue was also attributable to an increase in MPN custom network fees from the addition of a new customer.

Medical bill review

During the six-month period ended June 30, 2024, medical bill review revenue increased by 15%, compared to the same period in the prior year. The increase was due to an increase in hospital bill review revenue from existing customers, which generate more revenue per bill reviewed than standard bill reviews, along with the addition of a new customer. The increase was partially offset by a decrease in the total number of bills reviewed, along with the loss of a customer in the third quarter of fiscal year 2023.

Utilization review

During the six-month period ended June 30, 2024, utilization review revenue increased 8%, compared to the same period in the prior year. The increase in utilization review revenue was due to increased referrals for requests for authorization from existing customers.

Medical case management

During the six-month period ended June 30, 2024, medical case management revenue increased 12%, compared to the same period in the prior year. The increase was attributable to an increase in employee advocate revenue due to the expansion of the program from California to locations in six other states.

Other

Other revenue for the six-month period ended June 30, 2024, increased 7%, compared to the same period in the prior year, largely due to an increase in network access revenue from increased customer usage of our network.

Expenses

Total expenses for the six-month period ended June 30, 2024, increased 8%, compared to the same period in the prior year. The increase was primarily attributable to increases in general and administrative, outsource service fees, professional fees, and salaries and wages. These increases were partially offset by a decrease in bad debt provision (recovery).

Bad debt provision (recovery)

During the six-month period ended June 30, 2024, bad debt provision (recovery) expenses decreased 1,807%, as a result of collecting aged receivables from one of our customers.

Salaries and wages

During the six months ended June 30, 2024, salaries and wages increased 3%, compared to the three months ended June 30, 2023. The increase was due to the addition of one employee.

Professional fees

During the six-month period ended June 30, 2024, professional fees increased 17%, compared to the six-month period ended June 30, 2023. The increase in professional fees was primarily the result of increases in accounting and other professional services.

Insurance

During the six-month period ended June 30, 2024, insurance expenses increased 6%, due to increases in cyber liability insurance premiums and health insurance costs for employees.

General and administrative

General and administrative expenses increased by 57% during the six-month period ended June 30, 2024, compared to the same period of 2023. The increase was primarily due to increases in advertising and marketing, dues and subscriptions, IT enhancement, and meals/travel. The increases were primarily offset by a decrease in vacation expense.

Income from Operations

During the six-month period ended June 30, 2024, we recognized a 12% increase in total revenue and an 8% increase in total expenses. As a result, our income from operations increased $139,614 or 61%, when compared to the six months ended June 30, 2023.

Other Income (Expense)

During the six-month period ended June 30, 2024, we had interest income of $206,249, which includes cash interest income of $176,249 from our investment in U.S. Treasury bills which matured on June 6, 2024, and non-cash interest income of $30,000 from our reinvestment of $8,053,936 in U.S. Treasury bills which will mature on November 29, 2024. The total interest earned in U.S. Treasury bills which matured on June 6, 2024, was $207,611, of which $176,249 was recognized in fiscal year 2024.

During the three-month period ended June 30, 2023, we had interest income of $199,974, which includes cash interest income of $175,569 from our investment in U.S. Treasury bills which matured on June 8, 2023, and non-cash interest income of $24,405 from our investments in U.S. Treasury bills which matured on December 7, 2023. The total interest earned in U.S. Treasury bills which matured on June 8, 2023, was $202,694, of which $175,569 was recognized in fiscal year 2023. The previously-disclosed total interest earned on and amount recognized in fiscal year 2023 from the U.S. Treasury bills which matured on June 8, 2023, included an additional $27,124 of non-cash interest on the U.S. Treasury bills which matured on December 7, 2023. That inclusion had no effect on the reported interest income and has been deducted in the above presentation.

Income Tax Provision

We realized a $40,466, or 34%, increase in our income tax provision during the six-month period ended June 30, 2024, compared to the six-month period ended June 30, 2023, because of the increase in our income from operations.

Net Income

During the six-month period ended June 30, 2024, we realized a 12% increase in total revenues, an 8% increase in total expenses, and a 34% increase in our provision for income tax when compared to the same period in the prior year. As a result, we realized net income of $412,959, a 34% increase when compared to the same period in the prior year.

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

During the six-month period ended June 30, 2024, we realized net income of $412,959 as a result of interest income from our investment in U.S. Treasury bills and income from operations during that period. As of June 30, 2024, we had $2,619,437 cash on hand compared to $2,565,992 at December 31, 2023. The $53,445 increase in cash on hand was the result of net cash provided by our operating activities, partially offset by net cash used in investing and financing activities.

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

We intend to continue to pursue potential acquisition transactions that, if additional cash on hand were needed for such a transaction, we would either need to condition closing upon maturity of our investments, if applicable, or seek alternate financing, or a combination of those approaches. We may also seek growth through organic development of new lines of business or expansion of existing offerings. Depending upon the nature of the opportunities we identify, such acquisitions or expansion could require greater capital resources than we currently possess. Should we need additional capital resources, we could seek to obtain such through debt and/or equity financing. We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining equity or debt financing when needed, on favorable terms, or at all. We could also use shares of our capital stock as consideration for a business acquisition transaction, but there is also no assurance that there would be significant interest in our capital stock by a potential seller or the market.

Cash Flow

For the six months ended June 30, 2024, cash was primarily used to fund operations. We had a net increase in cash of $53,445 and $259,775, during the six-month period ended June 30, 2024 and 2023, respectively. See below for additional discussion and analysis of cash flow.

	For the six months ended June 30,
	2024 (unaudited)	2023 (unaudited)

Net cash provided by operating activities	$249,563	$266,778
Net cash provided by (used in) investing activities	(181,963)	1,103,981
Net cash provided by (used in) financing activities	(14,155)	(1,110,984)

Net increase in cash	$53,445	$259,775

For the six months ended June 30, 2024, net cash provided by operating activities was $249,563, whereas for the six months ended June 30, 2023, net cash provided by operating activities was $266,778; a decrease of $17,215. This decrease in cash flow from operations during the current period was the result of realizing an increase in net income coupled with increases in accrued expenses, partially offset by decreases in accounts receivable and prepaid expenses. During the six-month periods ended June 30, 2024 and 2023, non-cash interest earned on our investments was $30,000 and $24,405, respectively.

Net cash provided by (used in) investing activities was $(181,963) and $1,103,981 for the six-month periods ended June 30, 2024 and 2023, respectively. The decrease in net cash provided by (used in) investing activities during the second quarter of 2024 was the result of reinvesting the proceeds of investments that reached maturity during the period. We plan to continue reinvesting the proceeds as our investments reach maturity.

During the six months ended June 30, 2024, net cash provided by (used in) financing activities was ($14,155), which was the amount paid during that quarter of the remaining dividends payable from the Company’s June 2023 one-time cash dividend of the $1,281,600. The remaining amount payable for the dividend as of June 30, 2024, was $57,858.

Off-Balance Sheet Financing Arrangements

As of June 30, 2024, we had no off-balance sheet financing arrangements.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this quarterly report, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed under Part I, Item 1A, Risk Factors of our Annual Report.

Item 5. Other Information

During the quarter ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
Exhibit 101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023, (ii) the Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the Three and Six Months Ended June 30, 2024 and 2023, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) the cover page.*

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date:	August 7, 2024	/s/ Tom Kubota
Tom Kubota Chief Executive Officer, President and Chairman of the Board (Principal Executive, Financial and Accounting Officer)