Form 10-Q
period 2024-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2024-11-01
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 1, 2024, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

Pacific Health Care Organization, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited) September 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$2,545,913	$2,565,992
Investments	8,197,570	7,877,752
Accounts receivable (net of allowance $11,862 and $32,814)	1,093,407	1,020,580
Receivable – other	1,590	-
Deferred tax asset	51,018	38,871
Prepaid income tax	32,539	-
Prepaid expenses	151,914	179,702
Total current assets	12,073,951	11,682,897

Property and Equipment, net
Computer equipment	242,848	255,783
Furniture and fixtures	13,283	21,620
Total property and equipment	256,131	277,403
Less: accumulated depreciation and amortization	(198,202)	(200,009)
Net property and equipment	57,929	77,394
Operating lease right-of-use assets, net	-	56,489
Other assets	7,110	7,110
Total Assets	$12,138,990	$11,823,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$174,952	$159,789
Accrued expenses	440,424	367,609
Income tax payable	-	296,452
Dividends payable	94,858	109,013
Operating lease liabilities, current portion	-	44,519
Unearned revenue	37,315	30,919
Total current liabilities	747,549	1,008,301

Long Term Liabilities
Operating lease liabilities, long term portion	-	11,970
Total Liabilities	$747,549	$1,020,271

Stockholders’ Equity
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding	16	16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	10,962,568	10,374,746
Total stockholders’ equity	11,391,441	10,803,619
Total Liabilities and Stockholders’ Equity	$12,138,990	$11,823,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended September 30,		For nine months ended September 30,
	2024	2023	2024	2023
Revenues
HCO	$275,728	$373,280	$961,929	$945,759
MPN	166,606	132,403	459,185	392,789
Medical bill review	111,433	90,988	312,105	266,030
Utilization review	531,527	451,167	1,518,170	1,360,998
Medical case management	383,399	292,195	1,088,254	922,273
Other	59,032	65,830	184,747	183,605
Total revenues	1,527,725	1,405,863	4,524,390	4,071,454

Expenses
Depreciation	8,384	8,936	26,925	27,652
Bad debt provision (recovery)	(1,082)	1,265	(20,952)	2,429
Consulting fees	58,035	56,418	176,315	173,235
Salaries and wages	723,080	646,423	2,069,577	1,949,923
Professional fees	99,606	89,677	302,795	263,880
Insurance	90,118	81,003	248,223	229,599
Outsource service fees	195,852	202,268	585,338	590,860
Data maintenance	8,783	4,524	75,285	69,278
General and administrative	193,372	168,344	542,121	390,019
Total expenses	1,376,148	1,258,858	4,005,627	3,696,875

Income from operations	151,577	147,005	518,763	374,579

Other income
Interest income	113,634	102,017	319,883	301,991
Total other income	113,634	102,017	319,883	301,991

Income before taxes	265,211	249,022	838,646	676,570
Income tax provision	90,348	69,901	250,824	189,913

Net income	$174,863	$179,121	$587,822	$486,657

Basic earnings per share:
Earnings per share amount	$0.01	$0.01	$0.05	$0.04
Basic common shares outstanding	12,800,000	12,800,000	12,800,000	12,800,000

Fully diluted earnings per share:
Earnings per share amount	$0.01	$0.01	$0.05	$0.04
Fully diluted common shares outstanding	12,816,000	12,816,000	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Convertible Preferred Stock		Common Stock		Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,888,418	$11,317,291
Net Income	-	-	-	-	-	131,109	131,109
Balance March 31, 2023	16,000	$16	12,800,000	$12,800	$416,057	$11,019,527	$11,448,400
Net Income	-	-	-	-	-	176,427	176,427
Common stock cash dividends paid	-	-	-	-	-	(1,280,000)	(1,280,000)
Preferred stock cash dividends paid	-	-	-	-	-	(1,600)	(1,600)
Balance June 30, 2023	16,000	16	12,800,000	12,800	416,057	9,914,354	10,343,227
Net Income	-	-	-	-	-	179,121	$179,121
Balance September 30, 2023	16,000	$16	12,800,000	$12,800	$416,057	$10,093,475	$10,522,348

Balance December 31, 2023	16,000	$16	12,800,000	$12,800	$416,057	$10,374,746	$10,803,619
Net Income	-	-	-	-	-	197,403	197,403
Balance March 31, 2024	16,000	$16	12,800,000	$12,800	$416,057	$10,572,149	$11,001,022
Net Income	-	-	-	-	-	215,556	215,556
Balance June 30, 2024	16,000	$16	12,800,000	$12,800	$416,057	$10,787,705	$11,216,578
Net Income	-	-	-	-	-	174,863	174,863
Balance September 30, 2024	16,000	$16	12,800,000	$12,800	$416,057	$10,962,568	$11,391,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$587,822	$486,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	26,925	27,652
Bad debt provision (recovery)	(20,952)	2,429
Non-cash interest on investments	(143,634)	(126,422)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(51,875)	99,735
Decrease (increase) in prepaid expenses	27,788	(14,090)
Decrease (increase) in receivable - other	(1,590)	3,000
Decrease (increase) in deferred tax asset	(12,147)	(82,000)
Decrease (increase) in other assets	-	(508)

Increase (decrease) in accounts payable	15,163	(141,097)
Increase (decrease) in accrued expenses	72,815	(17,864)
Increase (decrease) in unearned revenue	6,396	3,771
Increase (decrease) in income tax payable	(328,991)	190,126
Net cash provided by (used in) operating activities	177,720	431,389

Cash flows from investing activities:
Proceeds from investments	7,877,752	8,748,435
Purchase of investments	(8,053,936)	(7,642,981)
Purchase of fixed assets	(7,460)	(4,126)
Net cash provided by (used in) investing activities	(183,644)	1,101,328

Cash flows from financing activities:
Issuance of cash dividend	(14,155)	(1,209,267)
Net cash provided by (used in) financing activities	(14,155)	(1,209,267)

Net increase (decrease) in cash	(20,079)	323,450

Cash at beginning of period	$2,565,992	$2,036,432
Cash at end of period	$2,545,913	$2,359,882

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income taxes	$598,000	$82,000

Non-cash investing and financing activities:
Dividends payable	$57,858	$72,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with GAAP rules and regulations. The information furnished in these unaudited condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the condensed consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. These estimates and assumptions affect the Company’s recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. The reasonableness of these estimates and assumptions is evaluated on a regular basis on a combination of historical and other information that comes to the Company’s attention that may vary its outlook for the future. While management believes the disclosures and information presented are adequate to make the information not misleading, the Company recommends these unaudited condensed consolidated financial statements be read in conjunction with its audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2023. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

Principles of Consolidation — The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Accounting — The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States for the periods ended September 30, 2024 and 2023.

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

The Company derives its revenue from fees charged for HCO notifications, HCO/MPN program administration, HCO/MPN custom networks, HCO/MPN claim network fees, medical bill review, utilization review services, medical case management and employee advocate services, and Medicare set-asides, and network access. These services are billed individually as separate components to our customers. Services from which we generate fees include monthly and/or annual HCO and/or MPN administration, claims network administration, medical bill review, utilization review, medical case management, employee advocate, workers’ compensation carve-outs, and Medicare set-asides.

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

Accounts Receivable and Bad Debt Allowance – In the normal course of business the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by invoice date. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. To assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of situations where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit rating or bankruptcy. The allowance for doubtful accounts is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts, and the overall national economy. At September 30, 2024 and December 31, 2023, bad debt reserves of $11,862 and $32,814, respectively, were maintained in a general reserve for certain balances over 90 days past due and potentially uncollectible accounts.

The percentages of the amounts due from major customers to total accounts receivable as of September 30, 2024 and December 31, 2023, are as follows:

	9/30/2024	12/31/2023
Customer A	25%	23%
Customer B	12%	17%
Customer C	11%	-%

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

During the periods ended September 30, 2024 and 2023, respectively, the Company had three customers that individually accounted for more than 10% of its total sales. The following table sets forth the percentages of total sales attributable to those customers during those periods:

	9/30/2024	9/30/2023
Customer A	21%	24%
Customer B	11%	10%
Customer C	11%	10%

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

NOTE 2 - OPERATING LEASES

The Company rents office space at 19800 MacArthur Boulevard, Suites 306 & 307, in Irvine, California. This lease was to expire as of March 31, 2024, but was renewed on December 28, 2023, for an additional 12 months, with a new expiration of March 31, 2025. The Company elected to exclude from its balance sheet the recognition of leases having a term of 12 months or less.

Lease expenses were $34,941 and $31,407 during the nine-month periods ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024, we had issued $1,281,600 in dividends related to the Company’s June 2023 one-time cash dividend, with $57,858 of that amount remaining payable. This payable has been accrued and included in the total dividends payable on the balance sheet.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share of Common Stock

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of these unaudited condensed consolidated financial statements. The fully diluted earnings per share includes 16,000 shares of Series A convertible preferred stock.

	For the Nine Months Ended September 30,
	2024	2023
Basic Earnings per share:
Income (numerator)	$587,822	$486,657
Shares (denominator)	12,800,000	12,800,000
Per share amount	$0.05	$0.04
Fully Diluted Earnings per share:
Income (numerator)	$587,822	$486,657
Shares (denominator)	12,816,000	12,816,000
Per share amount	$0.05	$0.04

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will be expected to cause a material impact on its financial statements.

NOTE 6 - INCOME TAXES

For the three months ended September 30, 2024, the Company recognized expense from income taxes of $90,348, representing an effective tax rate of 33.2%. For the nine months ended September 30, 2024, the Company recognized expense from income taxes of $250,824, representing an effective tax rate of 29.7%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0% due to state taxes, permanent items, and discrete items. For the three months ended September 30, 2023, the Company recognized expense from income taxes of $69,901. For the nine months ended September 30, 2023, the Company recognized expense from income taxes of $189,913.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and notes the following:

In October 2024 we received notice of termination from one of our significant customers, which we anticipate may materially impact future operating revenues. We anticipate phasing out the associated services for that customer during the fourth fiscal quarter of 2024. The customer termination was not due to a contract dispute, or issues related to our performance of services, and we remain in good standing with the customer.

Other than the event described above, there are no other material subsequent events noted through the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this quarterly report, unless the context indicates otherwise, the terms, “we,” “us,” “our” or the “Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and its wholly owned subsidiaries Medex Healthcare (“Medex”), Medex Managed Care, Inc. (“MMC”) and Medex Medical Management, Inc. (“MMM”).

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

Forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, many of which may be beyond our control. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and actual results could differ materially as a result of various factors. The following include some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

●	competition within our industry, including competition from much larger competitors;

●	our ability to retain existing customers and to attract new customers;

●	cost reduction efforts by our existing and prospective customers;

●	failure to retain or recruit, or changes in, officers and key employees, and uncertainties in our ability to maintain key consultants and advisors;

●	reductions in worker’s compensation claims or the demand for our services, from whatever source;

●

the loss, ineffective management, malfunction (including those resulting from cybersecurity incidences and breaches), or increased costs of third-party-provided technologies and services on which our operations rely;

●	delays, reductions, or cancellations of contracts we have previously entered;

●	cybersecurity incidences and breaches, and other software system failures, and the imposition of laws imposing costly cybersecurity and data protection compliance;

●	the loss of or inability to obtain adequate insurance coverage;

●	legislative and regulatory requirements or changes which could render our services less competitive or obsolete;

●	business combinations involving our customers or competitors;

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

Overview

We incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc. We changed our name to Pacific Health Care Organization, Inc. in January 2001. In February 2001, we acquired Medex, a California corporation organized in March 1994, in a share for share exchange. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Medical Provider Networks (“MPNs”) in the state of California and providing workers’ compensation carve-out and Medicare set-aside services. In March 2011, we incorporated MMC, a Nevada corporation, as a wholly owned subsidiary of the Company. MMC oversees and manages the Company’s utilization review and bill review services. In February 2012, we incorporated MMM, a Nevada corporation, as a wholly owned subsidiary of the Company. MMM is responsible for overseeing and managing medical case management and employee advocate services. We discontinued lien representation services in the third quarter of 2023 due to the lack of demand.

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

Our business has a long sales cycle, typically eight months or more. Once we have established a customer relationship and enrolled the employees of our employer customers, we anticipate our revenue to adjust with the growth or retraction of our customers’ employee headcount. We also expect growth and retraction of employee headcounts throughout the year as we gain new customers and lose existing customers. The reasons for customer terminations vary but include when a customer opts to use a different workers’ compensation administration vendor; engages an insurance carrier or third-party administrator that uses a different workers’ compensation administration vendor; and when our contract ends with state and local governments and they are required to engage in a public bidding process for their workers’ compensation administration vendor.

Trends affecting our business and recent highlights

The employee enrollment numbers in our HCO and MPN programs typically correlate with general economic conditions and the size and activities of our customers’ workforce. For example, during the nine-month period ended September 30, 2024, we saw an increase in MPN revenue that was partly attributable to an increase in monthly program administration fees generated from our customers’ additional employee enrollments in the MPN program. In contrast, our HCO revenue growth was offset during the same period by a decrease in annual notifications revenue from one of our customers that experienced a reduced employee headcount. If economic conditions become challenging, including from the effects of inflationary pressures, elevated interest rates, and difficult labor market conditions, our customers may reduce their workforce, in which case we would expect a decline in the number of employees enrolled in our HCO and MPN programs in future periods and in related revenues.

We have expanded our employee advocate services to six states outside of California, which continues to bolster our medical case management revenues. For example, during the nine-month period ended September 30, 2024, revenue from our employee advocate services increased 201% when compared to the same period of 2023, which drove an 11% increase in MCM revenue. We plan to continue to expand employee advocate services to other states during the remainder of the year and 2025 but cannot guarantee that we will be successful in further growing this service.

Though we continue our efforts to increase our customer base and reduce customer concentration across all service lines, the addition or loss of a single customer can materially impact our results of operations. For example, in October 2024 we received notice of termination from one of our significant customers, which we anticipate may materially impact future operating revenues. We anticipate phasing out the associated services for that customer during the fourth fiscal quarter of 2024. The customer termination was not due to a contract dispute or issues related to our performance of services, and we remain in good standing with the customer. We expect to continue to be susceptible to risks associated with customer concentration, which could continue to materially affect our results of operations into the foreseeable future.

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

Medical case management

Medical case management oversees the injured employees’ medical treatment to ensure that it progresses to a resolution and assures treatment plans are aligned from a medical perspective. Medical oversight is a collaborative process that assesses, evaluates, coordinates, implements and monitors medical treatment plans and the options and services required to meet an injured worker’s health needs. Our medical case management services are performed by nurses who are licensed by the state and have expertise in various clinical areas and backgrounds in workers’ compensation matters. We work to manage the number of nurses in our program to maintain our ratio of claims per nurse at a level that ensures timely and appropriate medical care is given to the injured worker and facilitates faster claim closures for our customers.

We also offer employee advocate services, which is similar to medical case management in that it utilizes our medical case managers who provide similar services; however, the medical case manager is an advocate for the employee. We generate revenue from these services when we receive a workers’ compensation claim and a medical case manager is assigned to oversee the injured workers’ medical treatment, with billing based on the number of hours a medical case manager works on the claim.

Other

Other revenue consists of revenue derived from network access fees charged for network access for preferred provider organizations, ancillary legal support services, Medicare set-aside, and workers’ compensation carve-out services.

The following table sets forth, for the below indicated periods ended September 30, 2024 and 2023, respectively, the percentage each revenue item identified in our unaudited condensed consolidated financial statements contributed to total revenues during the respective period.

	For three months ended September 30,		For nine months ended September 30,
	2024	2023	2024	2023
HCO	18%	27%	21%	23%
MPN	11%	9%	10%	10%
Medical bill review	7%	6%	7%	6%
Utilization review	35%	32%	34%	33%
Medical case management	25%	21%	24%	23%
Other	4%	5%	4%	5%

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

The following table sets forth, for the below indicated periods ended September 30, 2024 and 2023, respectively, the percentage each expense item identified in our unaudited condensed consolidated financial statements contributed to total expenses during the respective period.

	For three months ended September 30,		For nine months ended September 30,
	2024	2023	2024	2023
Depreciation	-%	1%	1%	1%
Bad debt provision (recovery)	-%	-%	(1%)	-%
Consulting fees	4%	4%	4%	5%
Salaries and wages	53%	51%	52%	53%
Professional fees	7%	7%	8%	7%
Insurance	7%	6%	6%	6%
Outsource service fees	14%	16%	15%	16%
Data maintenance fees	1%	1%	2%	2%
General and administrative	14%	14%	13%	10%

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following represents selected components of our consolidated results of operations for the three-month periods ended September 30, 2024 and 2023, respectively, together with changes from period-to-period:

	For three months ended September 30,
	2024	2023	Amount Change	% Change
Revenues:
HCO	$275,728	$373,280	$(97,552)	(26%)
MPN	166,606	132,403	34,203	26%
Medical bill review	111,433	90,988	20,445	22%
Utilization review	531,527	451,167	80,360	18%
Medical case management	383,399	292,195	91,204	31%
Other	59,032	65,830	(6,798)	(10%)
Total revenues	1,527,725	1,405,863	121,862	9%

Expenses:
Depreciation	8,384	8,936	(552)	(6%)
Bad debt provision (recovery)	(1,082)	1,265	(2,347)	(186%)
Consulting fees	58,035	56,418	1,617	3%
Salaries and wages	723,080	646,423	76,657	12%
Professional fees	99,606	89,677	9,929	11%
Insurance	90,118	81,003	9,115	11%
Outsource service fees	195,852	202,268	(6,416)	(3%)
Data maintenance	8,783	4,524	4,259	94%
General and administrative	193,372	168,344	25,208	15%
Total expenses	1,376,148	1,258,858	117,290	9%

Income from operations	151,577	147,005	4,572	3%

Other income
Interest income	113,634	102,017	11,617	11%
Total other income	113,634	102,017	11,617	11%

Income before taxes	265,211	249,022	16,189	7%
Income tax provision	90,348	69,901	20,447	29%

Net income	$174,863	$179,121	$(4,258)	(2%)

Revenue

HCO

During the three-month period ended September 30, 2024, HCO revenue decreased 26%, compared to the same period in the prior year. The decrease in HCO revenue was attributable to the misaligned timing of when we recognized revenues from annual notifications and monthly program fees for some of our customers during each year. We expect similar future fluctuations for HCO revenues when the timing of recognizing HCO revenue for customers does not align between comparable periods. The decreases in HCO revenues were partially offset by an increase in reported injuries from other customers.

MPN

MPN revenue for the three-month period ended September 30, 2024, increased by 26%, compared to the same period in the prior year. The increase was attributable to an increase in claim network fees activity for one of our customers due to increases in reported injuries. The increase was further driven by catch-up submissions from a customer who had not been submitting their reports of injury properly during the second quarter of fiscal year 2024, which was remedied during the third quarter of fiscal year 2024.

Medical bill review

During the three-month period ended September 30, 2024, medical bill review revenue increased by 22%, compared to the same period in the prior year. The increase was due to an increase in bill review revenue from existing customers, along with the addition of a new customer. The increase was partially offset by slightly reduced revenue during the first three quarters of 2024 stemming from the loss of a customer in the third quarter of fiscal year 2023.

Utilization review

During the three-month period ended September 30, 2024, utilization review revenue increased 18%, compared to the same period in the prior year. The increase in utilization review revenue was due to increased referrals for requests for authorization from existing customers.

Medical case management

During the three-month period ended September 30, 2024, medical case management revenue increased 31%, compared to the same period in the prior year. The increase was attributable to an increase in employee advocate revenue due to the expansion of the program from California to locations in six other states, and increased accuracy and efficiency in our related billing processes.

Other

Other revenue for the three-month period ended September 30, 2024, decreased 10%, compared to the same period in the prior year due to a decrease in Medicare set-aside referrals, and a decrease in network access revenue from decreased customer usage of our network.

Expenses

Total expenses for the three-month period ended September 30, 2024, increased 9%, compared to the same period in the prior year. The increase was attributable to increases in data maintenance, salaries and wages, general and administrative, professional fees, and insurance expenses. The increases were partially offset by a decrease in outsource service fees and bad debt provision (recovery).

Bad debt provision (recovery)

During the three-month period ended September 30, 2024, bad debt provision (recovery) expenses decreased 186%, compared to the same period in the prior year, as a result of collecting aged receivables from our customers.

Salaries and wages

During the three-month period ended September 30, 2024, salaries and wages increased 12%, compared to the same period in the prior year. The increase was due to a discretionary bonus and the addition of one employee.

Professional fees

During the three-month period ended September 30, 2024, professional fees increased 11%, compared to the same period in the prior year. The increase in professional fees was primarily the result of increases in accounting and other professional services.

Insurance

During the three-month period ended September 30, 2024, insurance expenses increased 11%, compared to the same period in the prior year, due to increases in cyber liability insurance premiums and health insurance costs for employees.

Outsource service fees

During the three-month period ended September 30, 2024, outsource service fees decreased 3%, compared to the same period in the prior year. The decrease in outsource service fees was primarily attributable to decreases in outsource services used to provide our utilization review program and Medicare set-aside services. Utilization review outsource service fees decreased due to our transition to a new vendor that charges lower rates for physician and specialty reviews. Medicare set-asides outsource service fees decreased due to decreased referral activity. We anticipate that our outsourcing and related fees will continue to correspond with the level of medical bill review, utilization review, certain medical case management services, and Medicare set-aside services we provide in the future.

Data maintenance

During the three-month period ended September 30, 2024, data maintenance fees increased 94%, compared to the same period in the prior year. This increase is largely attributable to the misaligned timing of when we incurred these expenses during each year when comparing the quarterly periods. We expect similar future fluctuations of data maintenance fees for comparable periods when the timing of incurring this expense does not align between such periods.

General and administrative

General and administrative expenses increased by 15% during the three-month period ended September 30, 2024, compared to the same period of the prior year. The increase was primarily due to increases in advertising and marketing, dues and subscriptions, licenses and permits, and vacation expense. The increases were partially offset by decreases in IT enhancement and miscellaneous expenses.

Income from Operations

During the three-month period ended September 30, 2024, we recognized a 9% increase in total revenue and a 9% increase in total expenses compared to the same period of 2023. As a result, our income from operations increased $4,572, or 3%, when compared to the three-month period ended September 30, 2023.

Other Income

Other income increased 11% during the three-month period ended September 30, 2024, compared to the same period in 2023, due to an increase in non-cash interest income from our investment in U.S. Treasury bills. During the three-month period ended September 30, 2024, we had non-cash interest income of $113,634 from our investment of $8,053,936 in U.S. Treasury bills which will mature on November 29, 2024, whereas, during the same period of 2023, we had non-cash interest income of $102,017 from our $7,642,981 investment in U.S. Treasury bills which matured on December 7, 2023.

Income Tax Provision

We realized a $20,447 or 29% increase in our income tax provision during the three-month period ended September 30, 2024, compared to the same period of 2023, primarily because of the increase in our interest income.

Net Income

During the three-month period ended September 30, 2024, we realized a 9% increase in total revenues, a 9% increase in total expenses, and a 29% increase in our provision for income tax when compared to the same period in the prior year. As a result, we realized net income of $174,863 during the three-month period ended September 30, 2024, a 2% decrease in net income when compared to the same period in the prior year.

Comparison of the nine months ended September 30, 2024 and 2023

The following represents selected components of our consolidated results of operations for the nine-month periods ended September 30, 2024 and 2023, respectively, together with changes from period-to-period:

	For nine months ended September 30,
	2024	2023	Amount Change	% Change
Revenues:
HCO	$961,929	$945,759	$16,170	2%
MPN	459,185	392,789	66,396	17%
Medical bill review	312,105	266,030	46,075	17%
Utilization review	1,518,170	1,360,998	157,172	12%
Medical case management	1,088,254	922,273	165,981	18%
Other	184,747	183,605	1,142	1%
Total revenues	4,524,390	4,071,454	452,936	11%

Expenses:
Depreciation	26,925	27,652	(727)	(3%)
Bad debt provision (recovery)	(20,952)	2,429	(23,381)	(963%)
Consulting fees	176,315	173,235	3,080	2%
Salaries and wages	2,069,577	1,949,923	119,654	6%
Professional fees	302,795	263,880	38,915	15%
Insurance	248,223	229,599	18,624	8%
Outsource service fees	585,338	590,860	(5,522)	(1%)
Data maintenance	75,285	69,278	6,007	9%
General and administrative	542,121	390,019	152,102	39%
Total expenses	4,005,627	3,696,875	308,752	8%

Income from operations	518,763	374,579	144,184	38%

Other income
Interest Income	319,883	301,991	17,892	6%
Total other income	319,883	301,991	17,892	6%

Income before taxes	838,646	676,570	162,076	24%
Income tax provision	250,824	189,913	60,911	32%

Net income	$587,822	$486,657	$101,165	21%

Revenue

HCO

During the nine-month period ended September 30, 2024, HCO revenue increased 2%, compared to the same period in the prior year. The increase in HCO revenue was attributable to the misaligned timing of when we recognized revenues from annual notifications and monthly program fees for some of our customers during each year. We expect similar future fluctuations for HCO revenues when the timing of recognizing HCO revenue for customers does not align between comparable periods.

MPN

During the nine-month period ended September 30, 2024, MPN revenue increased by 17%, compared to the same period in the prior year. The increase in MPN revenue was largely due to an increase in monthly MPN program administration fees, resulting from the addition of a new customer and an increase in our customers’ employee headcount and reported injuries. The increase in MPN revenue was partially offset by a decrease in reported injuries at other customer locations.

Medical bill review

During the nine-month period ended September 30, 2024, medical bill review revenue increased by 17%, compared to the same period in the prior year. The increase was due to an increase in bill review revenue from existing customers along with the addition of two new customers. The increase was partially offset by the loss of a customer in the third quarter of fiscal year 2023.

Utilization review

During the nine-month period ended September 30, 2024, utilization review revenue increased 12%, compared to the same period in the prior year. The increase in utilization review revenue was due to increased referrals of requests for authorization from existing customers.

Medical case management

During the nine-month period ended September 30, 2024, medical case management revenue increased 18%, compared to the same period in the prior year. The increase was attributable to an increase in employee advocate revenue due to the expansion of the program from California to locations in six other states, and increased accuracy and efficiency in our related billing processes.

Other

Other revenue for the nine-month period ended September 30, 2024 increased 1%, compared to the same period in the prior year, primarily due to an increase in network access revenue from increased customer usage of our network during the first two fiscal quarters of 2024.

Expenses

Total expenses for the nine-month period ended September 30, 2024 increased 8%, compared to the same period in the prior year. The increase was primarily attributable to increases in general and administrative, professional fees, insurance, and salaries and wages. These increases were partially offset by a decrease in bad debt provision (recovery) and outsource service fees.

Bad debt provision (recovery)

During the nine-month period ended September 30, 2024, bad debt provision (recovery) expenses decreased 963%, compared to the same period in the prior year, as a result of collecting aged receivables from our customers.

Salaries and wages

During the nine-month period ended September 30, 2024, salaries and wages increased 6%, compared to the same period in the prior year. The increase was due to a discretionary bonus and the addition of one employee.

Professional fees

During the nine-month period ended September 30, 2024, professional fees increased 15%, compared to the same period in the prior year. The increase in professional fees was primarily the result of increases in accounting and other professional services.

Insurance

During the nine-month period ended September 30, 2024, insurance expenses increased 8%, compared to the same period in the prior year, due to increases in cyber liability insurance premiums and health insurance costs for employees.

General and administrative

General and administrative expenses increased by 39% during the nine-month period ended September 30, 2024, compared to the same period of 2023. The increase was primarily due to increases in advertising and marketing, dues and subscriptions, IT enhancement, meals/travel, and licenses and permits. The increases were primarily offset by decreases in vacation expense and miscellaneous expenses.

Income from Operations

During the nine-month period ended September 30, 2024, we recognized an 11% increase in total revenue and an 8% increase in total expenses compared to the same period of 2023. As a result, our income from operations increased $144,184, or 38%, during the nine-month period ended September 30, 2024, when compared to the same period in the prior year.

Other Income

Other income increased 6% during the nine-month period ended September 30, 2024, compared to the same period in 2023, due to an increase in interest income from our investment in U.S. Treasury bills. During the nine-month period ended September 30, 2024, we had interest income of $319,883, including cash interest income of $176,249 from our investment in U.S. Treasury bills, which matured on June 6, 2024, and non-cash interest income of $143,634 from our reinvestment of $8,053,936 in U.S. Treasury bills, which will mature on November 29, 2024. The total interest earned in U.S. Treasury bills, which matured on June 6, 2024, was $207,611, of which $176,249 was recognized in fiscal year 2024.

During the nine-month period ended September 30, 2023, we had interest income of $301,991, including cash interest income of $175,569 from our investment in U.S. Treasury bills which matured on June 8, 2023, and non-cash interest income of $126,422 from our investments in U.S. Treasury bills, which matured on December 7, 2023. The total interest earned in U.S. Treasury bills, which matured on June 8, 2023, was $202,694, of which $175,569 was recognized in fiscal year 2023. The previously disclosed total interest earned on and amount recognized in fiscal year 2023 from the U.S. Treasury bills, which matured on June 8, 2023, included an additional $27,124 of non-cash interest on the U.S. Treasury bills that matured on December 7, 2023. That inclusion had no effect on the reported interest income and has been deducted in the above presentation.

Income Tax Provision

We realized a $60,911 or 32% increase in our income tax provision during the nine-month period ended September 30, 2024, compared to the same period of 2023, primarily because of the increase in our income from operations.

Net Income

During the nine-month period ended September 30, 2024, we realized an 11% increase in total revenues, an 8% increase in total expenses, and a 32% increase in our provision for income tax when compared to the same period in the prior year. As a result, we realized net income of $587,822, a 21% increase during the nine-month period ended September 30, 2024, when compared to the same period in the prior year.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. We consistently monitor our liquidity and financial position and take actions management believes are in the best interest of the Company and its shareholders to ensure the long-term financial viability of the Company. Historically, we have realized positive cash flows from operating activities, which, coupled with positive reserves of cash on hand, have been used to fund our operating expenses and obligations. We continue our efforts to keep operating expenses low by maintaining a relatively small office and having a largely remote workforce, though some of those savings are used on our continued need for IT and IT security enhancements.

During the nine-month period ended September 30, 2024, we realized net income of $587,822 primarily as a result of interest income from our investment in U.S. Treasury bills and income from operations during that period. As of September 30, 2024, we had $2,545,913 cash on hand compared to $2,565,992 as of December 31, 2023. The $20,079 decrease in cash on hand was the result of net cash provided by our operating activities fully offset by net cash used in investing and financing activities.

Management currently believes that cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses for at least the next twelve months. However, our ability to generate cash from operations will depend on our future operating performance, which is subject to certain ongoing known and unknown risks and uncertainties. For a discussion of particular risk factors related to our business, see Part I, Item 1A Risk Factors of our Annual Report.

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

We intend to continue to pursue potential acquisition transactions that, if additional cash on hand were needed for such a transaction, we would either need to condition closing upon maturity of our investments, if applicable, or seek alternate financing, or a combination of those approaches. We may also seek growth through organic development of new lines of business or expansion of existing offerings. Depending upon the nature of the opportunities we identify, such acquisitions or expansion could require greater capital resources than we currently possess. Should we need additional capital resources, we could seek to obtain such through debt and/or equity financing. We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining equity or debt financing when needed, on favorable terms, or at all. We could also use shares of our capital stock as consideration for a business acquisition transaction, but there is also no assurance that there would be significant interest in our capital stock from a potential seller or the market.

Cash Flow

During the nine-month period ended September 30, 2024, cash was primarily used to fund operations. We had a net decrease in cash of $20,079 during the nine-month period ended September 30, 2024 and a net increase in cash of $323,450, during the same period of 2023. See below for additional discussion and analysis of cash flow.

	For the nine months ended September 30,
	2024 (unaudited)	2023 (unaudited)

Net cash provided by operating activities	$177,720	$431,389
Net cash provided by (used in) investing activities	(183,644)	1,101,328
Net cash provided by (used in) financing activities	(14,155)	(1,209,267)

Net increase (decrease) in cash	$(20,079)	$323,450

For the nine-month period ended September 30, 2024, net cash provided by operating activities was $177,720, whereas for the nine months ended September 30, 2023, net cash provided by operating activities was $431,389, a decrease of $253,669. This decrease in cash flow from operations during the current period was the result of realizing an increase in net income, offset primarily by a decrease in accounts receivable, and increases in income tax payable and non-cash interest earned on investments.

Net cash used in investing activities was $183,644 during the nine-month period ended September 30, 2024, compared to net cash provided by investing activities of $1,101,328 during the same period of 2023. The change in net cash provided by (used in) investing activities during the third quarter of 2024 was the result of reinvesting the proceeds of investments that reached maturity during the period. We plan to continue reinvesting the proceeds as our investments reach maturity.

During the nine-month period ended September 30, 2024, net cash used in financing activities was $14,155, which was the amount paid during that quarter of the remaining dividends payable from the Company’s June 2023 one-time cash dividend of $1,281,600. The remaining amount payable for the dividend as of September 30, 2024, was $57,858.

Off-Balance Sheet Financing Arrangements

As of September 30, 2024, we had no off-balance sheet financing arrangements.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this quarterly report, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed under Part I, Item 1A, Risk Factors of our Annual Report.

Item 5. Other Information

During the quarter ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
Exhibit 101

Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023, (ii) the Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the Three and Nine Months Ended September 30, 2024 and 2023, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023, (v) Notes to the Unaudited Condensed Consolidated Financial Statements, and (vi) the cover page.*

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

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: November 1, 2024	By:	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer, President and Chairman of the Board (Principal Executive, Financial and Accounting Officer)