Form 10-K
period 2024-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2025-03-19
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,849,120.

As of March 19, 2025, the issuer had 12,800,000 shares of its $.001 par value common stock outstanding.

Documents incorporated by reference: None

PACIFIC HEALTH CARE ORGANIZATION, INC.

Throughout this annual report on Form 10-K (this “annual report”), unless the context indicates otherwise, the terms, “we,” “us,” “our” or the “Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly owned subsidiaries Medex Healthcare, Inc. (“Medex”), Medex Managed Care, Inc. (“MMC”) and Medex Medical Management, Inc. (“MMM”). References to “fiscal year 2024” and “fiscal year 2023” mean the periods ended December 31, 2024, and 2023, respectively.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this annual report and in the documents incorporated by reference herein, if any, including without limitation, statements regarding our future events, financial condition or results of operations, business strategy, potential acquisitions, budgets, projected costs, liquidity, capital resources, and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “future,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “will,” “would,” and other similar expressions and their negatives.

Forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, many of which may be beyond our control. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and actual results could differ materially as a result of various factors. The following include some but not all of the factors that could cause actual results and financial condition to differ materially from those expressed or implied by forward-looking statements:

●	competition within our industry, including competition from much larger competitors;

●	our ability to retain existing customers and to attract new customers;

●	cost reduction efforts by our existing and prospective customers;

●	failure to retain or recruit, or changes in, officers and key employees, and uncertainties in our ability to maintain key consultants and advisors;

●	reductions in workers compensation claims or the demand for our services, from whatever source;

●	the loss, ineffective management, malfunction (including those resulting from cybersecurity incidences and breaches), or increased costs of third-party-provided technologies and services on which our operations rely;

●	cybersecurity incidences and breaches, and other software system failures, and the imposition of laws imposing costly cybersecurity and data protection compliance;

●	delays, reductions, or cancellations of contracts we have previously entered;

●	changes in U.S. trade policies and retaliatory responses from other countries, including tariffs;

●	The effects of and uncertainty surrounding the adoption, use and reliability of disruptive technologies such as artificial intelligence;

●	the loss of or inability to obtain adequate insurance coverage;

●	legislative and regulatory requirements or changes which could render our services less competitive or obsolete;

●	business combinations involving our customers or competitors;

●	economic and labor market conditions generally and in the industries in which we and our customers participate, including the effects resulting from immigration laws and enforcement, economic recessions, financial sector turmoil, international conflicts, and rising domestic inflation and related economic policy responses; and

●	our failure to successfully develop new services and/or products either organically or through acquisition, or to anticipate current or prospective customers’ needs.

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

One should not place undue reliance on forward-looking statements. Forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and apply only as of the date of this annual report or the respective dates of the documents it incorporates by reference. Neither we nor any other person assumes any responsibility for the accuracy or completeness of forward-looking statements. Further, except to the extent required by law, we undertake no obligations to update or revise any forward-looking statements, whether as a result of new information, future events, or a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this annual report and in our other filings with the Securities and Exchange Commission (the “Commission”).

PART I

ITEM 1. BUSINESS

We are workers’ compensation cost containment specialists providing a range of services principally to California employers and claims administrators. The Company was incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc. The Company changed its name to Pacific Health Care Organization, Inc., in January 2001. In February 2001, we acquired Medex, a California corporation organized in March 1994, in a share for share exchange. Medex is a wholly owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Medical Provider Networks (“MPNs”) in the state of California, and providing worker’s compensation carve-out and Medicare set-aside services. In March 2011, we incorporated MMC, a Nevada corporation, as a wholly owned subsidiary of the Company. MMC oversees and manages the Company’s utilization review and bill review services. In February 2012, we incorporated MMM, a Nevada corporation, as a wholly owned subsidiary of the Company. MMM is responsible for overseeing and managing medical case management. We discontinued lien representation services in the third quarter of 2023 due to the lack of demand. Below is our corporate structure as of December 31, 2024.

Business of the Company

We offer an integrated and layered array of complementary business solutions that enable our customers to better manage their workers’ compensation-related healthcare administration costs. We are constantly looking for ways to expand the suite of services we can provide our customers, either through strategic acquisitions or organic development.

Our business objective is to deliver value to our customers by reducing their workers’ compensation-related medical claims expenses in a manner that will ensure that injured employees receive high quality healthcare that allows them to recover from an injury and return to gainful employment without undue delay. According to studies conducted by auditing bodies on behalf of the California Division of Workers’ Compensation, (“DWC”) the two most significant cost drivers for workers’ compensation are claims frequency and longer than average treatment duration. Our services focus on ensuring timely medical treatment to reduce the claim duration and medical treatment costs.

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

Our core services focus on reducing medical treatment costs by enabling our customers to have control and oversight of the medical treatment of their injured employees to ensure treatment is timely and appropriate. This control is primarily obtained by participation in our HCOs or one of our MPNs. Through Medex, we hold two of three total licenses issued by the state of California to establish and manage HCOs within the state of California. We hold several government-issued licenses to operate medical provider networks. We also hold approvals issued by the state of California to function as an MPN and currently administer 22 MPNs. Our HCO and MPN programs provide our customers with provider networks within which the customer has some ability to direct the administration of the claim. This is designed to decrease the incidence of fraudulent claims and disability awards, and ensure injured employees receive necessary vocational rehabilitation and training. Our medical bill and utilization review services provide oversight of medical billing and treatment requests, and our medical case management and employee advocate services keep workers’ compensation claims progressing to a resolution and assure treatment plans are aligned from a medical perspective.

Our customers include self-administered employers, insurers, third party administrators, municipalities, and others. Our principal customers are companies with operations located in the state of California where the cost of workers’ compensation insurance is a critical problem for employers, though we process medical bill reviews, utilization reviews and provide medical case management and employee advocate services in several other states. Our provider networks, which are located only in California, are comprised of providers experienced in treating occupational injuries.

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

Our two HCO licenses (respectively referred to as “Medex HCO” and “Medex 2 HCO”) allow us to provide comprehensive medical provider networks throughout California. Our HCO networks are composed of medical providers experienced in treating worker injuries. We have contracted with approximately 6,859 and 7,939 individual medical providers and clinics for Medex HCO and Medex 2 HCO, respectively, as well as hospitals, and rehabilitation centers. Our customers select one of the Medex HCO networks in which to enroll their employees based on the medical groups in the network. During initial enrollment and during the period of re-enrollment, our customers’ employees have the option to opt out of the HCO by predesignating their primary care physician to manage a workplace injury. If the employee opted out and is later injured on the job, their primary care physician would be authorized to oversee their medical care. Otherwise, the employer would be able to select the provider to oversee their medical care.

We continually review and update our networks with provider additions and removals based on feedback from internal operations, our customers, and their claims administrators. All our network providers’ credentials are reviewed and vetted by Medex.

Our HCO networks are required to be recertified every three years. The Medex HCO has been recertified through March 15, 2028, and the Medex 2 HCO through October 9, 2027. HCO guidelines impose certain medical oversight, reporting, information delivery and usage fees on HCOs. These requirements increase the administrative costs and obligations on HCOs compared to MPNs.

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

We have received approval for and currently administer 22 MPNs. Customers can choose between two of our off-the-shelf MPNs, which serve as stand-alone networks or the foundation for the customer to customize their own MPN, in which they can add or remove specific providers or clinics. Each MPN must be reapproved every four years for each customer based on the date the MPN was approved by the California Division of Workers’ Compensation.

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

Medical Case Management

Medical case management oversees injured employees’ medical treatment to ensure that it progresses to a resolution and ensures treatment plans are aligned from a medical perspective. Medical case management is a collaborative process that assesses, evaluates, coordinates, implements and monitors medical treatment plans and the options and services required for occupational injuries. At the direction of the employer, medical case managers function as liaisons between the injured employee, claims adjuster, medical providers, and workers’ compensation attorneys to achieve optimal results for the injured employee and their employer.

Our medical case management services are performed by nurses who are credentialed by the state and have expertise in various clinical areas and backgrounds in workers’ compensation matters. This combination allows our nurses the opportunity to facilitate medical treatment that addresses the nuances of workers’ compensation, which may include litigation. By utilizing these services our customers can ensure that the injured employee receives quality medical treatment in a timely and appropriate manner to help the employee return to work and close the workers’ compensation claim. We also offer employee advocate services, which is similar to medical case management in that it utilizes our medical case managers to oversee an injured employee’s medical treatment; however, the employee advocate assists the injured worker in resolving any disputes between the employer and the claims adjusters that may arise. The employee advocate is given authorization by the employee to contact others on the employee’s behalf, such as claims adjusters, medical employees, lien claimants, human resources, return to work programs, unions, and employers, in order to facilitate resolution of the dispute.

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

During fiscal year 2024, three major customers combined accounted for 43% of sales, approximately 21%, 11%, and 11%, respectively. By comparison, during fiscal year 2023 our three largest customers accounted for 43% of sales, approximately 23%, 10%, and 10%, respectively.

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

Competition

We were one of the first commercial enterprises capable of offering HCO services and MPN services in California. While there are few HCO competitors, there are many MPN companies who compete in this market. Many of these competitors are larger than us and may have greater financial, research and marketing experience and resources than we do, and they may therefore represent substantial long-term competition. As of December 31, 2024, in California there were three certified health care organization licenses issued to two companies, and we own two of the three licenses. As such, we consider our current, direct HCO competition limited to one licensee business. On the other hand, there are minimal requirements for establishing MPNs and therefore, as of December 31, 2024, there were approximately 2,518 active MPNs in the state of California according to the DWC MPN website. Of these, we have received approval for and administer 22 MPNs.

We compete on both quality and price of services. We maintain quality of service by virtue of the training, skill, and experience of our professional staff and outside consultants. We compete on price through our integration of robust information technology systems we license from various vendors. We focus our business primarily on those employers and payors who use our HCO and/or MPN services. We anticipate that this focus will keep most of this business stable and renewable. However, periodically we expect that large customers may establish the in-house capability, or their third-party administrators may offer a discounted bundle for the services we offer, as this has occurred in the past. Further, if we are unable to compete effectively either because of a degradation in quality-of-service delivery resulting from, for example, a reduction in the skill and experience of our personnel or our inability to effectively manage, maintain or upgrade our information technology systems, it may be difficult for us to retain current customers or add new customers. A loss of customers, from whatever source, could materially and adversely affect our business, financial condition, and results of operations.

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

We offer both HCO and MPN programs to potential customers, as well as an HCO/MPN combination model, which we believe also gives us a competitive advantage, because of the way the network was created. While some of our competitors offer either HCO or MPN services, to our knowledge, none of our competitors offer this type of HCO/MPN combination model.

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

The provision of workers’ compensation managed care in the state of California is governed by legislation and secondary regulations. We are required to be licensed or receive regulatory approval to operate our HCO and MPN networks. Medex has recertified the “Medex HCO” through March 15, 2028, and the “Medex 2 HCO” through October 9, 2027. Our MPN networks are required to be reapproved every four years based upon when the MPN went into effect for each customer.

MMC is required to be accredited by the independent, nonprofit accreditation entity Utilization Review Accreditation Commission (“URAC”) in California to perform utilization review and is subject to a routine investigation by the state of California every five years. MMC has received full Utilization Management Accreditation for Workers’ Compensation as a Utilization Review Organization from URAC. The full accreditation requires us to have and follow specific policies and procedures for our utilization review services and demonstrate our commitment to quality and adherence to nationally recognized guidelines. MMC must apply for URAC reaccreditation every three years and was most recently reaccredited on January 1, 2024. The costs to be accredited by URAC for Workers’ Compensation Utilization Management for three years is $36,000. URAC accreditation also allows us to provide utilization review services nationally as it is widely accepted as an alternative credential to state specific licenses and certificates.

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

Employees

Including the employees of our subsidiaries, as of March 13, 2025, we had a total of 29 full-time employees and one part-time employee. We also use the services of several consultants. Over the next twelve months, we anticipate hiring one additional employee in order to grow our employee advocate program.

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

ITEM 1A. RISK FACTORS

The risks and uncertainties described in the risk factors below are those that we currently consider material. You should carefully consider these risk factors, together with the statements contained elsewhere in this annual report, including our financial statements and the other reports we file with the Commission, in evaluating us or before making an investment in our common stock. The occurrence of any of the following risks or uncertainties, or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial position, results of operations, liquidity, cash flows, or reputation.

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

A significant portion of operating revenue is received from a relatively small group of customers. Combined sales for three customers accounted for approximately 43% and 43% of our total revenue in fiscal year 2024 and fiscal year 2023, respectively.

We cannot guarantee that significant customers will not, at some point, terminate or reduce our services. This has happened in the past. The loss of one or more significant customers has historically had an adverse impact on our business, results of operations, cash flows and financial condition, sometimes materially. While we continue to work to lessen our dependence on a few customers, we believe this will continue to be a risk in the foreseeable future.

Most of our customer contracts permit either party to terminate without cause. In the past, for example, we have lost customers due to competitive pricing pressures and customer cost reduction efforts; failure to maintain the quality of the services we provide; and our inability to retain sufficient staffing. Competitive pricing is a particular challenge for us, as our larger competitors can often exploit economies of scale to price lower than us, or can offer bundled services that include insurance-related and other services we do not provide. In October 2024 we received notice of termination from one of our significant customers, which has had a material impact on our operating revenues during fiscal year 2024 due to a shift in timing of delivery of services and which we expect may have further material impacts on operating revenues in future years. If other significant or multiple customers terminate their contracts, or do not renew or extend their contracts with us, it could have a material adverse effect on our business and results of operations.

A significant percentage of our accounts receivable is generated from a few customers, and if one or more of these customers default on their payment obligations to us, it could have a material impact on our results of operations, cash flows and financial condition.

Combined receivables for three customers accounted for approximately 45% of our total receivables in fiscal year 2024 and 49% in fiscal year 2023. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration. Further, accounts receivable are typically unsecured and are thus subject to the increased risk of us being unable to collect overdue amounts. The inability or unwillingness to pay by our account debtors, for whatever reason or cause, could have a material adverse effect on our financial condition.

We are reliant on the timely, accurate and consistent provision of outsourced services for various services and business functions, the disruption, malfunction, termination or replacement of which could impede our ability to provide our services and materially adversely affect our business.

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

Outsourcing also may require us to change our existing operations or adopt new processes for providing or managing our services. If there are delays or difficulties in changing business processes or our third-party vendors do not perform as expected, it may delay our ability to provide our services and we may not realize, or not realize on a timely basis, the anticipated functionality or benefits of these relationships. Terminating or transitioning, in whole or in part, arrangements with vendors could result in additional costs or penalties, risks of operational delays and interruptions, or potential errors and control issues during the termination or transition phase. As previously disclosed, our revenues were adversely impacted in the fourth quarter of 2022 as a result of the interruptions and costs associated with difficulties in transitioning to a new software vendor. We may also be subject to future regulatory fines related to that software transition. If we experience continued or another interruption in our ability to provide our services or loss of access to data resulting from a malfunction, termination, transition or other disruption in outsourced services, we may not be able to meet the demands of our customers and, in turn, our business and results of operations could be materially and adversely impacted.

Our revenues may decline if we cannot compete successfully in an intensely competitive market.

Our target customers are employers seeking to control the cost of employee workers’ compensation claims. We face competition from a variety of companies and the markets for our services are fragmented and competitive. Our competitors include national managed care providers, preferred provider networks, smaller independent providers, third-party administrators, and insurance companies. Many of our current and potential competitors have significantly greater financial, technical, marketing, and other resources than we do. As a result, our competitors may be able to respond more quickly to changes in market demands and requirements, including enhanced technology, changes in regulations and standards, and shifts in customer needs. We believe that as managed care services continue to gain acceptance in the marketplace our competitors will increasingly consist of insurance companies, third-party administrators, large workers’ compensation managed care service companies and other significant providers of managed care services. These competitors may also be able to devote greater resources to the development, promotion and sale of their services and may be able to deliver competitive services or solutions at a lower price. Any of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

If the scope and quality of our services lag behind the market or lower costs can be obtained elsewhere, we may lose customers which could have a material adverse impact on our results of operations and financial condition.

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

We compete with other workers’ compensation managed care companies and healthcare providers in recruiting qualified personnel and consultants. Hiring and retaining personnel with industry expertise is critical to our competitive strategy. There is intense competition for the services of such people. Furthermore, we do not maintain “key person” insurance for any of our executive officers or employees and replacing executive officers and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to perform these roles. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate key personnel on acceptable terms given the competition among the numerous competitors in our industry for similar personnel, many of whom have greater financial resources than us and can offer higher salaries, better benefit packages and broader opportunities. In addition, we operate primarily in California and some of our roles require our employees to live in or near very high cost of living areas in Southern California, which corresponds to higher wage requirements and alternative employment options.

Similarly, competition and pricing for our consultants and advisors, such as workers’ compensation consultants, legal, accounting, and other professional service providers, is increasing. As a relatively small business, these costs can disproportionately impact our business and results of operations compared to larger competitors. Further, our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain such consultants, our ability to pursue our growth strategy may be limited. In addition, as discussed below, we rely heavily on third-party provided information technology to support our business activities. As technology becomes more complex and more integral to our operations, our lack of inside technology personnel, both in general and with specialty in the third-party business systems we rely on, may also negatively impact our ability to adapt to changes, respond to technology related crises, meet customer needs, or timely implement necessary advancements.

We cannot guarantee that we will be able to attract and retain personnel in the future, particularly in a challenging labor market that disproportionately impacts us as a small service-oriented business. During 2024, our Chief Financial Officer resigned and we have not yet identified a full-time replacement for this role. Our CEO, President and Chairman of the board of directors, Tom Kubota, is also our acting Principal Financial Officer until we find a replacement. Given the level of knowledge, experience, and skills the role of a full-time Chief Financial Officer requires, we cannot assure when we will be able to replace this role or the degree of impact on our salary and wages expenses when we do replace this role. If we are unable to effectively compete for, or otherwise attract or retain, key employees and consultants, our business and financial condition could be materially adversely affected.

Cybersecurity, Information Technology and Outsourced Services Related Risks

A cybersecurity breach or other disruption to our or our vendors’ information technology systems could result in the loss, theft, misuse, unauthorized disclosure of, or unauthorized access to customer, customer-employee or company information, or could otherwise disrupt our operations, any of which could materially adversely affect our business, financial condition or results of operations.

We rely heavily on third-party provided information technology to support our business activities. Our business involves the transmission and storage of confidential and personal information (including protected health information as defined by the Health Insurance Portability and Accountability Act) of our customers, their employees, and our employees. We, and the vendors we use to support our business, including vendor support of critical business functions such as IT, data management and cybersecurity, are at risk of cybersecurity breaches of the systems on which we rely, including circumvention or breach of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee error, social engineering, physical breaches, or other malfeasance. We anticipate that the threats of such incidents will continue to increase as dependence on information technology increases. Further, as these threats evolve, cybersecurity incidents could be more difficult to detect, defend against, and remediate.

As discussed further in Item 1C. Cybersecurity herein, during fiscal year 2023, the third-party vendor that provides the file transfer service through which our customers electronically share certain data regarding their employees and other third parties with us, experienced a data security incident that affected many of their customers, including the Company. Through this incident the threat actor accessed certain of our customers’ employees’ and other third parties’ data, and such data included protected health information, as defined by the Health Insurance Portability and Accountability Act, and personally identifiable information. As of the date of this annual report, this incident has not had a materially adverse impact on our results of operations and the matter was closed in 2024.

However, we have incurred expenses, and may incur in the future expenses and losses, related to this incident.

We continue to operate primarily remotely using employee laptops and accessories and secure, cloud-based data storage and access. As part of accommodating remote work, we rely on technology, software, hardware, and internet access and home resources of individual employees. We also have less control over the hardware, physical security of equipment, and maintenance of equipment used by our off-premises employees. Although we have implemented employee IT security training, instant remote access termination, remote hard drive wipe capabilities, and other systemic enhancements to increase security, we are still exposed to additional security and system failure risks through our accommodation of remote work.

Any compromise or perceived compromise of our security (or the security of our third-party service providers) could damage our reputation and our relationship with our customers, third-party administrators, insurers, enrollees, vendors and employees; reduce demand for our services; and subject us to significant liability as well as regulatory action. Cybersecurity breaches or failure to meet customer or other required cybersecurity standards could cause us to experience reputational harm, loss of customers, loss and/or delay of revenue, loss of proprietary data, loss of licenses, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard customers’ information, financial losses or a drop in our stock price.

We cannot assure that we can maintain cyber liability insurance coverage and we could be subject to uninsured liabilities.

While we seek to maintain cyber liability insurance coverage and currently have such a policy in place, we cannot assure that we will be able to obtain or have continual cyber liability insurance coverage in the future, that available cyber liability insurance will be adequate to cover our liabilities or will not be cost prohibitive to maintain, or that claims will be covered by policies in place.

As discussed elsewhere in this annual report, we responded to a cybersecurity incident in fiscal year 2023. We made a claim related to that incident under the cyber liability insurance policy in effect at that time. While that claim has been covered thus far, we received a notice of non-renewal of that policy. We were able to obtain new cyber liability insurance, but we cannot assure that we will be able to in the future.

Additionally, cyber liability insurance is subject to policy limitations and exclusions. If the limits of our cyber liability policies are exhausted, in whole or in part, it could deplete or reduce the limits available to pay other material claims applicable to that policy period. Further, our cyber liability insurance carrier could become insolvent and unable to fulfill its obligations to defend, pay or reimburse us when those obligations become due. The loss of or material reduction in cyber liability insurance could also materially affect our ability to contract with current or future customers depending on the cyber liability insurance requirements they require us to have. In any of these cases, or if payments of claims exceed our limits or are not otherwise covered by insurance, it could have an adverse effect on our business, financial condition, or results of operations.

Our financial performance is tied to the availability, quality and functionality of the information technology platforms we can acquire or license from third parties to provide our services, the loss of which could disrupt our business and ability to remain competitive.

The effective and competitive delivery of our services is increasingly dependent upon information technology resources and processes provided by third-party vendors. In addition to better serving our customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide services to enhance customer convenience, as well as to create additional efficiencies in our operations. We are largely dependent on licensing and integrating various information technology systems and software from third parties for delivery of our services, the loss, ineffective management or malfunction of which could jeopardize all or parts of our ability to deliver our services. For example, in 2022 we had difficulties implementing new utilization review and medical case management software and had to transition to another vendor after the first vendor was unable to provide fully functioning software. During those transitions, our automated processes had to be performed manually, which caused delays in providing services and invoicing our customers, reduced productivity, and increased outsourcing costs. While the replacement software has restored our ability to provide services, certain important functionalities are still being developed. We cannot be assured that the new software system will remain functional, nor whether adequate software will be available from any source in the future. We anticipate that we will continue to rely on third-party software for our services in the future and many of the risks associated with the use of third-party software cannot be eliminated.

Further, there can be no assurance that we will be able to effectively implement new technology-driven products and services, which could reduce our ability to compete effectively, particularly because many of our competitors have greater resources to invest in technological improvements than we do. The ability to provide our services may also suffer from the impacts of industry consolidation, as larger companies privatize, acquire, develop, retire or limit the licensing of the software we currently rely on for providing our services. For example, the software we used for our utilization review and medical case management services was purchased by a larger competitor and the software was discontinued because the competitor already had its own software. This resulted in us acquiring new utilization review and medical case management software and experiencing implementation problems, as discussed in the preceding paragraph. The cost of technologies we rely on may also change drastically, changing the profitability profiles of certain services and, in extreme cases, the viability of that line of business for us. Because we rely heavily on various technologies and their ability to integrate with other critical systems to provide our services, the occurrence of any of these events could have a material adverse impact on our business, results of operations and financial condition.

The adoption, use, and reliability of disruptive technologies such as artificial intelligence technology (“AI”), and the continued rapid pace of development of such technologies, are inherently uncertain and present risks that could have a material adverse effect on our business and results of operations.

As technology in our industry changes and evolves, keeping pace may become increasingly complex and expensive, or not possible, and could result in substantial increases in costs or a reduction in the demand for our services. Disruptive technologies such as AI increasingly present risks that could render our services uncompetitive, unprofitable, or even obsolete, and require us to alter our business plans.

The failure by us to compete with AI-based competitive services, integrate AI into our services, or accommodate the AI needs of our customers could have a material adverse effect on our business. Our efforts to integrate AI into our services are inherently risky and may not always succeed or be profitable. Our recent efforts to incorporate AI enhancements into some of our services were determined not to be cost-efficient when combined with our claim volumes and the specific means through which we provide our services. We cannot assure that we will be able to incorporate AI or other technology enhancements into our services cost-effectively, or at all. However, our competitors, including those with higher claim volume, more staff or less expensive offshore medically licensed staff, or different services models may be able to more quickly and profitably incorporate AI into their products and services, which could impair our ability to compete effectively.

In addition, one of our market differentiators is our expertise and specialized application of strategic tools to each service line of our customers’ programs. We believe this makes our services higher quality and more valuable to our customers; though, these services currently require human expertise and intervention to implement. Many of our competitors use AI or other forms of automation that lower their operating costs for their services. The growing adoption of artificial intelligence and automation by our customers and their other service providers also presents the risk that our customers will begin to expect us to adopt these technologies and potentially terminate our services if we do not.

The adoption of AI by us, the healthcare industry and the software upon which we rely to provide our services, introduces various risks, including dependency on potentially inaccurate or unreliable AI-generated outputs, potential for data privacy and security breaches, intellectual property infringement or disputes, challenges in complying with rapidly-evolving AI regulations across multiple jurisdictions, and unforeseen consequences of AI integration into the workers’ compensation industry. The failure to address these risks adequately may negatively impact our operations, reputation, and financial performance. Additionally, as AI technology continues to evolve rapidly, other unforeseen risks may emerge that could adversely affect our business, financial condition, and results of operations.

An interruption in our ability to access, review or deliver data may cause customers to terminate our services and/or may reduce our ability to effectively compete.

Certain aspects of our business are dependent upon our ability to store, retrieve, process and manage data, and to maintain and upgrade our data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other system failures could cause our customers to terminate our services and could have a material adverse effect on our business and results of operations. For example, during our fourth quarter of 2022, our utilization review and medical case management services were interrupted when we transitioned to different software for those functions. Although the current software has restored our ability to provide services, we continue to experience delays in invoicing several of our customers. We cannot assure that these customers or other customers that may be affected in the future, will not dispute the amounts invoiced or otherwise terminate our services due to these or potential future functionality problems.

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

If we are unable to safeguard the security and privacy of confidential data, including personal information of our customers and their employees, or comply with applicable data privacy laws, our reputation and business could be harmed.

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

For example, and as discussed in more detail in Item 1C. Cybersecurity, the third-party vendor that provides our managed file transfer as a service system experienced a data security incident that affected many of its customers, including the Company. The threat actor in this incident accessed certain of our customers’ employees’ and other third parties’ data and such data included protected health information, as defined by the Health Insurance Portability and Accountability Act, and personally identifiable information. We have provided the required notifications to the data owners, and where appropriate, to the individuals affected by the incident and to various State Attorneys General. As of the date of this annual report, this incident has not had a materially adverse impact on our results of operations. However, we cannot assure that there will not be future impacts from this incident on our business, results of operations and other potential liabilities.

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

There are also risks that California reduces support for, or discontinues or alters the HCO and MPN programs. The HCO program, though effective, is the predecessor to the more utilized MPN program in California. As a result, there is a risk that the state’s resources and expertise in certifying HCO programs may become limited to such an extent that we or the state decide to terminate the re-licensing HCO programs, or the state amends or repeals the legislation authorizing HCOs. MPNs may also be at risk of legislative amendment or repeal due to pressures from various industry interest groups in California. Changes to or cessation of either program, by whatever cause, could have materially adverse effects on our business and results of operations.

Similarly, the state of California requires workers’ compensation organizations performing utilization review in California to be accredited by URAC and undergo a routine investigation by the California Division of Workers’ Compensation every five years. We must be reaccredited by URAC every three years. If we were to lose our URAC accreditation or fail to earn reaccreditation, we would experience a loss of utilization review revenue in California and possibly other states. Other states in which we currently perform utilization review/utilization management each have different standards for authorizing utilization review organizations. If we were to fail our routine investigations or meet those varied standards or experience administrative difficulty managing the maintenance of these various certifications and approvals, we could experience a loss or reduction in utilization review revenue and/or fines or penalties.

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

The healthcare and workers’ compensation regulatory environment is subject to ongoing change that presents risks to the continued or efficient provision of our services. While we try to be involved in the California legislative process and to stay informed on industry developments, we cannot predict what additional government initiatives affecting our business, if any, may be promulgated in the future. We cannot assure that we will always be able to adapt to new or modified regulatory requirements or to keep in force necessary licenses and government approvals. Proposals for healthcare legislative reforms are regularly considered at the federal and state levels, and more recently Presidential executive orders have been issued that may impact the health care industry, including those focused on restructuring and streamlining government agencies and reducing or eliminating regulations and federal government programs and other expenditures. To the extent that such actions affect workers’ compensation, it may render us unable to deliver services profitably, reduce demand for our services, or require us to develop new or modified services. Any of these factors could materially impact our results of operations.

Industry Trend Related Risks

Challenges to the use of certain healthcare cost containment techniques may cause our revenue to decrease.

Within our industry there has been a movement among certain medical and healthcare providers and injured worker applicants’ attorneys to challenge the use of cost containment techniques. Some have even resorted to litigation to challenge the application of cost containment and medical control measures. This includes challenges to insurers’ claims adjudication, reimbursement decisions, and choice of medical provider and treatments. While these lawsuits have not yet involved us or any services we currently offer, we may be subject to them in the future, and the impacts of other legal challenges may negatively impact our ability to provide certain cost containment services in the future, which could result in material adverse effects on our revenues.

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

Some of our customers’ industries are labor intensive, which can result in higher workers’ compensation claims. However, with the rise in costs or unavailability of labor our customers may use technology to replace some of their workforce. This may cause a decline in the frequency or severity of the workers’ compensation claims and reduce the need for our services. Changes in the strength of the economy also affect the size and activity of the workforce and consequently the level of workers’ compensation claims. These factors can cause cyclical and permanent material adverse impacts on our results of operations.

Risks Related to Owning our Securities

The price and trading volume of our common stock may be volatile, which may negatively affect its value and liquidity.

The market price of our common stock may be volatile and subject to fluctuations. During the twelve-month period ended December 31, 2024, the low bid price for our common stock was $0.53 per share and the high bid price was $0.88 per share. Our common stock is currently quoted on the OTCQB, which is generally a thinly traded market that lacks the liquidity of certain other public markets. Additionally, there is a limited number of our shares of common stock outstanding, which may further limit the liquidity of our shares. Moreover, in the past, stock markets have experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets resulting in changes in the market price of the stock of many companies, which may not have been directly related to the operating performance of those companies. We cannot assure that the market price for our common stock will not fluctuate or decline significantly in the future or that there will be sufficient trading volume in our common stock to allow our shareholders to sell their shares in the market when they desire to do so.

Our Chief Executive Officer, President and Chairman of the board of directors has the ability to exercise significant control over the Company.

Tom Kubota, our Chief Executive Officer, President and Chairman of the board of directors beneficially owns 8,410,000 common shares, or approximately 65.7% of our outstanding common stock. Since 2008, Mr. Kubota has held a majority of our outstanding common stock and voting control of the Company. Mr. Kubota also holds 16,000 shares of our Series A convertible preferred stock, which represents 100% of the outstanding shares of Series A convertible preferred stock. In most matters, our Series A convertible preferred stock is treated on parity with our common stock on a share-for-share basis, with the exception that each share of Series A convertible preferred stock is entitled to 20,000 votes of common stock on all matters submitted to a vote of our common stockholders. The Series A convertible preferred stock is convertible to shares of our common stock on a one share for one share basis at the election of the holder thereof. This capital structure may be viewed positively, negatively or indifferently by the market, investors, and potential acquisition targets. If it is viewed negatively, it could affect the liquidity and/or market price for our common stock, and our ability to participate in merger and acquisition or capital-raising transactions.

General Risk Factors

Restrictions on immigration or changes in immigration laws and policy could have adverse impacts on our condition and the condition of our customers and their workforces, and the healthcare industry, which could have an adverse impact on our results of operations and financial condition.

The political environment in the United States in recent years has included significant support for immigration legislation and enforcement changes, including most recently the new Presidential Administration’s executive orders on immigration. This has resulted in uncertainty regarding the effects of national immigration policies and enforcement practices. These effects may include risks of labor shortages and increased labor costs for us, our customers and the healthcare industry.

Workers in California are eligible for workers’ compensation benefits regardless of their immigration status. Given that most of our customers are based in California, if new immigration policies and enforcement adversely affect our customers’ workforce composition or participation it could result in a decline in the number of workers’ compensation claims filed (either due to lower overall employee counts or reduced reporting of workplace injuries), a decline in the overall number of employees employed by our customers (impacting our service lines billed based on total employee count), our customers closing or downsizing California locations due to lack of adequate and economically feasible labor resources, and other factors. Further, if new immigration policies and enforcement adversely impact the financial condition of our customers it may affect our customer’s willingness or ability to spend on the services we provide.

In addition, changes in immigration policies and enforcement may impact our network of medical providers and our ability to provide network administration at the level required by our customers or state regulatory bodies. The healthcare industry is increasingly facing a nationwide shortage of healthcare personnel. We believe that foreign-trained medical providers comprise a significant part of medical providers that treat workers’ compensation cases. While we do not know the immigration status of the health care providers in our networks, if new immigration policies and enforcement have the effect of materially reducing the number of medical providers in California, it could adversely affect our medical provider networks, or otherwise contribute to increased labor shortages in healthcare, which could have an adverse impact on our ability to provide adequate network coverage, to maintain the quality of our networks, to charge for network services for customers in certain locations, or to meet the network composition standards required to maintain our certifications. Any of these events could materially adversely affect our business and financial results.

Changes in U.S. trade policies and retaliatory responses from other countries may adversely impact our customers’ businesses and result in a reduction or elimination of our services.

U.S. trade policies have changed with the new U.S. Presidential administration, which brings uncertainty as to the effects of the implementation of such policies, such as new tariffs and retaliatory responses to them. New tariffs and effects of potential trade wars may result in increased costs for our customers and other risks related international trade uncertainty. While it is still too early to ascertain the impact or potential increased escalation of these trade policies, the effects may include a contraction of our customers’ business and headcounts, a decrease in our customers’ business spending, including on our services, and customer business closures, each of which would likely have a material adverse impact on our business and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of maintaining the trust and confidence of our customers, business partners, and employees, and cybersecurity represents an important component of our overall approach to enterprise risk management. Our approach to cybersecurity risk management is aligned with our risk profile and business, and includes efforts towards meeting the standards for an organization of our size and type in conjunction with the National Institute of Standards and Technology. We also utilize a third-party IT vendor to manage the technological security and efficacy of our systems, including a Virtual Chief Information Officer, a Virtual Chief Information Security Officer, and other IT specialists who manage our IT and cybersecurity needs. In April 2024, the Company engaged the services of a cybersecurity company that works in conjunction with our managed IT vendor to provide additional cybersecurity management.

Our cybersecurity risk management is designed to employ technology and security practices across our operations and business functions, including vulnerability assessments, detecting and responding to cybersecurity incidents, cybersecurity crisis preparedness and incident response resources, vulnerability scans and IT security risk assessments, and progressive investments in cybersecurity infrastructure and technology designed to reduce cybersecurity risks. Notable aspects of our cybersecurity risk management include:

●	efforts towards adoption of the National Institute of Standards and Technology (NIST) Cybersecurity Framework;

●	periodic IT risk assessments conducted by an external cybersecurity consultant;

●	log management;

●	Security Information Event Management (SEIM) and Security Operation Center Incident Response;

●	vulnerability management;

●	enterprise-wide security and privacy measures;

●	IT security, cybercrime, privacy, and HIPAA security training provided to employees and independent contractors;

●	periodic social engineering and phishing testing for employees;

●	encrypted and air-gapped data backups;

●	periodic dark web monitoring and vulnerability scans; and

●	periodic review of disaster preparedness, incident response, and business continuity plans with cybersecurity consultants.

We intend to continue to leverage the support of third-party information technology and security providers, including to perform risk assessments designed to identify, assess, and manage cybersecurity risks. We assess on an ad-hoc basis the data protection practices of certain of our third-party vendors who handle our data, which assessments include the assessment of vendor data protection policies, disclosure of changes to data protection policies or practices, maintenance of cyber liability insurance, and provision of certifications, assessments, or other documentation as deemed relevant.

As of the date of this annual report, we maintain cyber liability insurance that provides cyber incident response coverage. However, costs, damages, and remediation associated with cybersecurity incidents may not be adequately insured under our insurance policy and may be subject to applicable deductibles, to the extent that they are covered. See also “We cannot assure that we can maintain cyber liability insurance coverage and we could be subject to uninsured liabilities.” in Item 1A, Risk Factors, of this annual report for additional discussion of risks related to our cyber liability insurance.

As previously disclosed, in fiscal year 2023, Fortra, LLC, the third-party vendor that provides the GoAnywhere managed file transfer as a service system (MFTaaS), experienced a data security incident that affected many of Fortra’s customers, including us. We use GoAnywhere as a means by which our customers electronically share certain data regarding their employees and other third parties with us. Our understanding is that this activity was the result of the threat actor’s exploit of a zero-day vulnerability in Fortra’s systems. Based on the information we have obtained from Fortra and our own diligence, we understand that this activity only affected Fortra’s systems, and did not involve unauthorized access to our information systems. However, the threat actor in this incident accessed certain of our customers’ employees’ and other third parties’ data and such data included protected health information, as defined by the Health Insurance Portability and Accountability Act, and personally identifiable information. We engaged outside experts to assist in investigating and responding to this incident and have provided the required notifications to the data owners, and where appropriate, to the individuals affected by the incident and to various State Attorneys General.

As of the date of this annual report, this incident has not had a materially adverse impact on our results of operations and the matter was closed in 2024. Though our response has not included material changes to our cyber risk management, strategy, or governance, we have taken or plan to take additional cybersecurity measures to continue to advance our cybersecurity policies, practices, and technology. We have incurred expenses, and may incur in the future expenses and losses related to this incident. See also the risks included below the heading “Cybersecurity, Information Technology and Outsourced Services Related Risks” in Item 1A, Risk Factors, of this annual report for additional discussion of risks related to cybersecurity.

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

ITEM 2. PROPERTIES

On April 1, 2022, the Company moved office locations from 1201 Dove Street, Suite 300 in Newport Beach, California to 19800 MacArthur Boulevard, Suites 306 & 307, in Irvine, California, under a one-year lease. The Company renewed the lease on December 10, 2024, for an additional 12 months, with a new expiration of March 31, 2026. This office space now serves as the principal executive office of the Company, as well as the principal office of the Company’s operating subsidiaries. The new office space is for the executive team and shared office space for key employees to use as needed. We have decided to keep the majority of our workers remote, which gives us the flexibility to hire employees inside and outside of the state of California. We anticipate our new office space will be suitable and adequate for our needs for the duration of the lease. Our telephone number is 949-721-8272.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 11 - Commitments and Contingencies in the notes to our consolidated financial statements included in this annual report, which discussion we incorporate by reference into this Item.

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

	High	Low
Fiscal year ended December 31, 2024
Fourth Quarter	$0.84	$0.68
Third Quarter	$0.84	$0.78
Second Quarter	$0.88	$0.53
First Quarter	$0.70	$0.57

Fiscal year ended December 31, 2023
Fourth Quarter	$0.80	$0.67
Third Quarter	$0.88	$0.82
Second Quarter	$0.93	$0.87
First Quarter	$0.96	$0.77

Holders

As of March 13 2025, we had 284 shareholders of record holding 12,800,000 shares of our common stock. The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in “nominee” or “street” name by banks, brokers, and other financial institutions.

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

During the year ended December 31, 2023, our board of directors declared a special one-time cash dividend of $0.10 per share on each share of Company common stock outstanding at the record date of June 5, 2023. On June 20, 2023, the Company issued $1,281,600 in one-time cash dividends. Pursuant to the rights provided in the Designation of Rights, Privileges and Preferences of Series A Preferred Stock dated December 27, 2019, holders of the Company’s Series A Preferred Stock participated in the dividend payment based on the number of shares of Series A Preferred Stock held on the record date.

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

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the year ended December 31, 2024, which were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2024.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2024 and 2023, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our consolidated financial statements and related notes included in Item 8 Financial Statements and Supplementary Data of this annual report.

Some of the statements set forth in this section are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual future results may differ materially from those expressed in the forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. For further information about forward-looking statements and the factors that could cause actual results or events to differ materially from anticipated results or events, please see “Cautionary Statement Regarding Forward-Looking Statements” and Item 1A Risk Factors of this annual report.

Summary of Fiscal Year 2024

During the year ended December 31, 2024, total revenues increased 8% compared to fiscal year 2023. During fiscal year 2024, revenue from MPN, medical bill review, utilization review, medical case management, and other services increased by 19%, 6%, 11%, 29% and 20%, respectively; and revenue from HCO decreased 18% compared to fiscal year 2023.

From fiscal year 2023 to fiscal year 2024, operating expenses increased by 5%, primarily as a result of increases in salaries and wages, and general and administrative expenses. The increases were partially offset by decreases primarily in bad debt provision and data maintenance expenses. As a result, there was a 26% increase in our income from operations from fiscal year 2023 to fiscal year 2024.

Our net income increased 15%, from $767,928 in fiscal year 2023 to $883,584 in fiscal year 2024, as a result of the increase in our net income from operations, as well as a 1% increase in interest income from our investment in U.S. Treasury bills. The increase in net income was partially offset by a 19% increase in income tax provision related to additional revenues earned during fiscal year 2024. Basic and fully diluted earnings per share during fiscal year 2024 were $0.07 and $0.07, respectively, compared to $0.06 and $0.06, respectively, during fiscal year 2023.

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

The following table sets forth, for the years ended December 31, 2024, and 2023, the percentage each revenue item identified in our consolidated financial statements contributed to total revenues during the respective period.

	2024	2023
HCO	21%	27%
MPN	10%	9%
Medical bill review	7%	7%
Utilization review	34%	33%
Medical case management	26%	21%
Other	2%	3%

Expense

Salaries and wages

Salaries and wages reflect employment-related compensation we pay to our employees, payroll processing, payroll taxes and commissions.

Professional fees

Professional fees include fees we pay to third parties to provide IT, financial, marketing, lobbying, in-house legal services related to the various services we offer, medical consulting, field medical case management, and board of directors’ fees for board meetings, as well as legal, accounting, and other professional services fees.

Insurance

Insurance expenses are comprised primarily of health insurance benefits offered to our employees, directors’ and officers’ liability insurance, and cyber liability, workers’ compensation and business liability coverages.

Outsource service fees

Outsource service fees consist of costs incurred by our subsidiaries by partially outsourcing utilization review, medical bill review, administrative services for medical case management and HCO, and Medicare set-aside services; and typically tend to fluctuate in correlation with customer demand for those services.

Data maintenance fees

Data maintenance fees include fees we pay to a third party to process HCO annual and new hire employee enrollments and notifications. HCO employee enrollment and notification fees fluctuate throughout the year because of the varied timing of customer enrollment in our HCO program, the number of employees our customers have in their workforce, the number of new hires throughout the year, and the number of new workers’ compensation claims.

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

The following table sets forth, for the years ended December 31, 2024, and 2023, the percentage each expense item identified in our consolidated financial statements contributed to total expense during the respective period.

	2024	2023
Salaries and wages	53%	52%
Professional fees	12%	12%
Insurance	6%	6%
Outsource service fees	13%	14%
Data maintenance fees	2%	4%
General and administrative	14%	12%

Results of Operations

Comparison of the fiscal years ended December 31, 2024 and 2023

The following represents selected components of our consolidated results of operations, for the years ended December 31, 2024 and 2023, respectively, together with changes from year-to-year:

	Year Ended December 31,		Amount	% of
	2024	2023	of Change	Change
Revenues:
HCO	$1,247,712	$1,516,608	$(268,896)	(18%)
MPN	625,488	525,595	99,893	19%
Medical bill review	418,276	394,058	24,218	6%
Utilization review	2,061,560	1,861,450	200,110	11%
Medical case management	1,560,649	1,206,283	354,366	29%
Other	151,705	125,924	25,781	20%
Total revenues	6,065,390	5,629,918	435,472	8%

Expenses:
Salaries and wages	2,754,394	2,565,199	189,195	7%
Professional fees	600,915	556,016	44,899	8%
Insurance	332,856	311,779	21,077	7%
Outsource service fees	699,081	699,770	(689)	(0%)
Data maintenance	91,424	201,696	(110,272)	(55%)
General and administrative	734,097	616,923	117,174	19%
Total expenses	5,212,767	4,951,383	261,384	5%

Income from operations	852,623	678,535	174,088	26%

Other income (expense):
Interest income	414,635	409,950	4,685	1%
Interest expense	(3,552)	-	(3,552)	(100%)
Total other income (expense)	411,083	409,950	1,133	0%

Income before taxes	1,263,706	1,088,485	175,221	16%
Income tax provision	380,122	320,557	59,565	19%

Net income	$883,584	$767,928	$115,656	15%

Key trends affecting results of operations

The employee enrollment numbers in our HCO and MPN programs typically correlate with general economic conditions and the size and activities of our customers’ workforce. During fiscal year 2024, we saw an increase in MPN revenue that was attributable to additional service agreements with existing customers, reflecting efforts to access more cost-effective healthcare for injured workers, and an increase in employee enrollments from our customers’ increased headcounts. In contrast, our HCO revenue decreased during the same period due to decreases in employee enrollments and reported injuries, and a decrease in annual notifications revenue related to the timing of delivery of services to a significant customer that began phasing out our services during the fourth quarter of fiscal year 2024. If economic conditions become challenging, including from the effects of inflationary pressures, elevated interest rates, and difficult labor market conditions, our customers may reduce their workforce or seek price-competitive alternatives to our services, in which case we would expect a decline in the number of employees enrolled in our HCO and MPN programs in future periods and in related revenues.

Our utilization review program grew by 11% during fiscal year 2024 due to increased requests for our services, which helped offset the overall decrease in HCO program revenue. We believe that increased demand for our utilization review services is driven by rising and difficult to control healthcare costs, as this service is an additional means to decrease healthcare costs. However, as labor markets change, our customers may reduce their workforce which would decrease the amount of opportunities to provide this specialized function.

We have expanded our employee advocate services to six states outside of California, which continues to bolster our medical case management revenues. For example, during fiscal year 2024, revenue from our employee advocate services increased 184% when compared to the same period of 2023, which drove a 29% increase in medical case management revenue. We plan to continue to expand employee advocate services to other states as feasible during 2025, but cannot guarantee that we will be successful in further growing this service.

Though we continue our efforts to increase our customer base and reduce customer concentration across all service lines, the addition or loss of a single customer can materially impact our results of operations. For example, in October 2024 we received notice of termination from one of our significant customers, which we anticipate may materially impact future operating revenues. The Company experienced a shift in the timing of when certain services were provided to the significant customer related to this phase-out, resulting in a material impact to fiscal year 2024 revenue that is not expected to affect fiscal year 2025 revenue. We began phasing out the associated services for that customer during the fourth quarter of fiscal year 2024, which we anticipate will be completed during the first quarter of fiscal year 2025. The customer termination was not due to a contract dispute or issues related to our performance of services, and we remain in good standing with the customer. We expect to continue to be susceptible to risks associated with customer concentration, which could continue to materially affect our results of operations into the foreseeable future.

Revenue

HCO

During the year ended December 31, 2024, HCO revenue decreased by 18% compared to fiscal year 2023. The decrease in HCO revenue was attributable primarily to the timing of when we completed annual notifications and related billing during each year for the significant customer that is completing a phase out of our services during the first quarter of fiscal year 2025. We anticipate similar future fluctuations for HCO revenues when the timing of recognizing HCO revenue for customers does not align between comparable periods.

MPN

During the year ended December 31, 2024, MPN revenue increased by 19% compared to fiscal year 2023. The increase in MPN revenue was largely due to an increase in monthly MPN program administration fees, resulting from the addition of a new customer and an increase in our existing customers’ reported injuries. The increase in MPN revenue was partially offset by a decrease in both employee headcount and reported injuries at other customer locations.

Medical bill review

During fiscal year 2024, medical bill review revenue increased by 6%, compared to fiscal year 2023. The increase was due to a net increase in bill reviews performed for existing customers along with the addition of a new customer. The increase was partially offset by the loss of a customer in the third quarter of fiscal year 2023.

Utilization review

During fiscal year 2024, utilization review revenue increased 11% compared to fiscal year 2023. The increase in utilization review revenue was due to increased referrals of requests for authorization from existing customers.

Medical case management

During fiscal year 2024, revenue from medical case management increased 29% compared to fiscal year 2023. The increase was attributable to an increase in employee advocate services revenue due to the continued growth of the program within California and to locations in six other states, an increase in managed claims by existing customers, and increase accuracy and efficiency in our related billing processes.

Other

Other revenue for the year ended December 31, 2024, increased 20%, compared to the same period in the prior year, primarily due to an increase in network access revenue from increased customer usage of our network during fiscal year 2024.

Expense

Salaries and wages

Salaries and wages increased 7% during fiscal year 2024 compared to fiscal year 2023. The increase was due to a discretionary bonus and the addition of one employee during fiscal year 2024. Given the current increased wage inflation trends, we expect salaries and wages will increase in future periods from our efforts to attract and retain employees.

Professional fees

Professional fees increased 8% during fiscal year 2024 compared to fiscal year 2023. The increase in professional fees during fiscal year 2024 was primarily the result of increases in accounting and other professional services during that period.

Insurance

During fiscal year 2024, insurance expenses increased 7%, compared to the same period in the prior year, due to increases in cyber liability insurance premiums and health insurance costs for employees.

Data maintenance

During fiscal year 2024, data maintenance fees decreased 55% compared to fiscal year 2023. The decrease in data maintenance fees was primarily due to the timing of when we completed annual and termination letters and related billing for some of our customers during each year, most notably for the significant customer that is completing a phase out of our services during the first quarter of fiscal year 2025. We expect similar future fluctuations for data maintenance fees when the timing of sending annual and termination letters for customers does not align between comparable periods.

General and administrative

During fiscal year 2024, general and administrative expenses increased by 19% compared to fiscal year 2023. The increase was primarily due to increases in advertising and marketing, dues and subscriptions, IT enhancement, meals/travel, and licenses and permits. The increases were primarily offset by decreases in vacation expense. While we anticipate certain general and administrative expenses will remain lower than historic levels, such as office rent, internet and phone, we expect other general and administrative expenses, such as IT enhancements, licenses and permits, and other technology-related expenses will remain at higher than historic levels in future periods.

Income from Operations

During the year ended December 31, 2024, we recognized an 8% increase in total revenue and a 5% increase in total expenses compared to the same period of 2023. As a result, our income from operations increased $174,088, or 26%, during fiscal year 2024 when compared to the prior year.

Other Income

Other income increased 1% during the year ended December 31, 2024, compared to the year ended December 31, 2023, due to an increase in interest income from our investments in U.S. Treasury bills. This increase in interest income was offset by an increase in interest expense in fiscal year 2024, resulting in other income (expense) of $411,083.

Income Tax Provision

Our income tax provision for the year ended December 31, 2024 increased by $59,565 or 19% compared to fiscal year 2023. The increase in income tax provision was attributable to a 26% increase in income from operations during fiscal year 2024.

Net Income

During fiscal year 2024, we realized an 8% increase in total revenues, a 5% increase in total expenses, and a 19% increase in our provision for income tax when compared to fiscal year 2023. As a result, we realized net income of $883,584, a 15% increase year over year.

Liquidity and Capital Resources

Management currently believes that cash on hand and anticipated revenues from operations will be sufficient to cover our operating expenses for at least the next twelve months. The Company’s primary sources of liquidity are cash, cash equivalents, short-term investments, and future cash generated from operations. However, our ability to generate cash from operations will depend on our future operating performance, which is subject to certain ongoing known and unknown risks and uncertainties. For a discussion of particular risk factors related to our business, see Part I, Item 1A Risk Factors of our Annual Report.

We currently have planned certain capital expenditures to replace laptops and ancillary devices due to their age and as part of our ongoing continuity plan. We anticipate investing activities will continue throughout 2025 as we replace aging software, computer equipment, and further enhance our IT security. We anticipate these costs will be significant, but believe we have adequate cash on hand to cover these expenses. We do not anticipate these expenditures will require us to seek outside sources of funding.

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

Cash Flow

During the year ended December 31, 2024, we had a net decrease in cash and cash equivalents of $423,503. See below for additional discussion and analysis of cash flow.

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$675,084	$932,359
Net cash provided by (used in) investing activities	(1,133,892)	806,788
Net cash provided by (used in) financing activities	35,305	(1,281,600)
Net increase (decrease) in cash	$(423,503)	$457,547

Net cash provided by operating activities was $675,084 and $932,359 in fiscal year 2024 and fiscal year 2023, respectively. This $257,275 decrease in cash flow from operations during fiscal year 2024 was primarily the result of higher net income offset primarily by an increase in accounts receivable and a decrease in income tax payable due to cash payments made for estimated taxes throughout fiscal year 2024.

Net cash provided by (used in) investing activities was $(1,133,892) during fiscal year 2024, and $806,788 during fiscal year 2023. The change in net cash used in investing activities was the result of reinvesting the proceeds of investments that reached maturity during the period, which we increased by investing additional cash. We plan to continue reinvesting the proceeds as our investments reach maturity.

During fiscal year 2024, net cash provided by financing activities was $35,305, which was the result of cash received from the Company’s insurance financing agreement offset by payments made on the insurance financing agreement during the year.

Off-Balance Sheet Financing Arrangements

As of December 31, 2024, we had no off-balance sheet financing arrangements.

Inflation

We experience pricing pressures in the form of competitive pricing. Insurance carriers and third-party administrators compete against us for customers by offering bundled claims administration services with their own managed care services at a lower rate. We are also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits and facility leases. We believe that these impacts can be material to our revenues or net income. Some of our customers are public entities which contract with us at a fixed price for the term of the contract. Increases in labor and employee benefits can reduce our profit margin over the term of these contracts. See also “the effects of inflation may have a disproportionate impact on our business” under Part I, Item 1A Risk Factors of this annual report.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes. Because of the inherent uncertainty in making estimates and judgments, actual results could differ from our estimates and judgments. Our critical accounting policies are disclosed in Note 2, Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in this annual report.

We continually evaluate our accounting estimates and judgments and base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Our critical accounting estimates include allowance for credit losses and income taxes, and are discussed in more detail below. Such accounting estimates require the most subjective or complex judgments by us, often as a result of the need to make assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates.

Revenue Recognition: Contracts with customers often include promises to transfer multiple products and services to a customer, referred to as distinct performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

The Company allocates revenue to each performance obligation based on its stand-alone selling price (SSP). Judgment is required to determine unobservable SSP for each distinct performance obligation as most services provided by the Company are not directly observable. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we determine SSP using a cost-plus margin approach. Refer to Note 2 for further discussion.

Allowance for Credit Losses: We determine our allowance for credit losses by considering several factors, including the length of time trade accounts receivable are past due, our previous loss history, the customers’ current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible.

We must make significant judgments and estimates in determining contractual and credit loss allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our past experience will be indicative of future periods. Although we consider future projections when estimating contractual and credit loss allowances, we ultimately make our decisions based on the best information available to us at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and credit loss allowance estimates, collection of accounts receivable, cash flows, and results of operations. At December 31, 2024, three customers accounted for 10% or more of accounts receivable compared to two customers at December 31, 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Pacific Health Care Organization, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Pacific Health Care Organization, Inc. and Subsidiaries (the Company) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows in the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Boulay PLLP
We have served as the Company’s auditor since 2024.
Minneapolis, Minnesota
March 19, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Pacific Health Care Organization, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pacific Health Care Organization, Inc. (the Company) as of December 31, 2023, and the related consolidated statement of operations, consolidated statement of stockholders’ equity, and consolidated statement of cash flows for the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the result of its operations and its cash flows the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the audit as of December 31, 2023 of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

We served as the Company’s auditor in 2023.

Los Angeles, California
April 15, 2024

PCAOB ID Number 6580

Pacific Health Care Organization, Inc. and Subsidiaries

Consolidated Balance Sheet

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$2,070,476	$2,493,979
Investments	9,033,761	7,877,752
Accounts receivable, net	1,028,920	1,020,580
Prepaid expenses	202,117	179,702
Total current assets	12,335,274	11,572,013

Property and Equipment, net
Computer equipment	244,519	255,783
Furniture and fixtures	13,284	21,620
Total property and equipment	257,803	277,403
Less: accumulated depreciation	(205,374)	(200,009)
Net property and equipment	52,429	77,394
Operating lease right-of-use assets	-	56,489
Deferred tax assets	37,990	38,871
Other assets	7,110	7,110
Total Assets	$12,432,803	$11,751,877

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$148,051	$159,789
Accrued expenses	422,973	367,609
Income tax payable	68,727	296,452
Dividend payable	37,000	37,000
Operating lease liabilities, current portion	-	44,519
Insurance financing	35,305	-
Unearned revenue	33,544	30,919
Total current liabilities	745,600	936,288

Long Term Liabilities
Operating lease liabilities, long-term portion	-	11,970
Total Liabilities	745,600	948,258

Commitments and Contingencies

Stockholders’ Equity
Convertible Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding at December 31, 2024 and 2023	16	16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding at December 31, 2024 and 2023	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	11,258,330	10,374,746
Total Stockholders’ Equity	11,687,203	10,803,619

Total Liabilities and Stockholders’ Equity	$12,432,803	$11,751,877

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023
Revenues
HCO	$1,247,712	$1,516,608
MPN	625,488	525,595
Medical bill review	418,276	394,058
Utilization review	2,061,560	1,861,450
Medical case management	1,560,649	1,206,283
Other	151,705	125,924
Total revenues	6,065,390	5,629,918

Expenses
Salaries and wages	2,754,394	2,565,199
Professional fees	600,915	556,016
Insurance	332,856	311,779
Outsource service fees	699,081	699,770
Data maintenance	91,424	201,696
General and administrative	734,097	616,923
Total expenses	5,212,767	4,951,383

Income from operations	852,623	678,535

Other income (expense)
Interest income	414,635	409,950
Interest expense	(3,552)	-
Total other income, net	411,083	409,950

Income before taxes	1,263,706	1,088,485
Income tax provision	380,122	320,557

Net income	$883,584	$767,928

Basic earnings per share:
Net Income per share amount	$0.07	$0.06
Weighted average shares outstanding, basic	12,800,000	12,800,000

Fully diluted earnings per share:
Net Income per share amount	$0.07	$0.06
Weighted average shares outstanding, diluted	12,816,000	12,816,000

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock		Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2022	16,000	$16	12,800,000	$12,800	$416,057	$10,888,418	$11,317,291

Common stock cash dividends paid	-	-	-	-	-	(1,280,000)	(1,280,000)
Preferred stock cash dividends paid	-	-	-	-	-	(1,600)	(1,600)

Net income for the year ended December 31, 2023	-	-	-	-	-	767,928	767,928

Balance December 31, 2023	16,000	$16	12,800,000	$12,800	$416,057	$10,374,746	$10,803,619

Net income for the year ended December 31, 2024	-	-	-	-	-	883,584	883,584

Balance December 31, 2024	16,000	$16	12,800,000	$12,800	$416,057	$11,258,330	$11,687,203

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$883,584	$767,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,096	37,527
Provision for credit losses	(19,094)	25,941
Noncash interest on investments	(31,248)	(31,363)
Deferred taxes	881	23,192

Changes in operating assets and liabilities:
Accounts receivable	10,754	(111,531)
Receivable – other	-	3,000
Other assets	-	(508)
Prepaid expenses	(22,415)	(4,347)
Accounts payable	(11,738)	(103,233)
Accrued expenses	55,364	35,058
Income tax payable	(227,725)	293,320
Unearned revenue	2,625	(2,625)
Net cash provided by operating activities	675,084	932,359

Cash Flows from Investing Activities
Proceeds from investments	15,931,687	16,312,707
Purchase of investments	(17,056,448)	(15,488,403)
Purchase of property and equipment	(9,131)	(17,516)
Net cash provided by (used in) investing activities	(1,133,892)	806,788

Cash Flows from Financing Activities
Payment of cash dividends	-	(1,281,600)
Proceeds from insurance financing agreement	139,790	-
Payments made on insurance financing agreement	(104,485)	-
Net cash provided by (used in) financing activities	35,305	(1,281,600)
Net increase (decrease) in cash and cash equivalents	(423,503)	457,547

Cash and cash equivalents at beginning of year	2,493,979	2,036,432
Cash and cash equivalents at end of year	$2,070,476	$2,493,979

Supplemental Cash Flow Information
Cash paid for:
Interest	$3,552	$-
Income taxes	613,000	82,000

Non-cash investing and financing activities
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$-	$56,489

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

NOTE 1 – NATURE OF BUSINESS

Pacific Health Care Organization, Inc. (the “Company” or “PHCO”) is a workers’ compensation cost containment company providing a range of services principally to California employers and claims administrators. The Company was incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc. The Company changed its name to Pacific Health Care Organization, Inc., in January 2001. In February 2001, the Company acquired Medex, a California corporation organized in March 1994, in a share for share exchange. Medex is a wholly owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCO”) and Medical Provider Networks (“MPN”) in the state of California, and providing workers’ compensation carve-out and Medicare set-aside services. In March 2011, the Company incorporated MMC, a Nevada corporation, as a wholly owned subsidiary of the Company. MMC oversees and manages the Company’s utilization review and bill review services. In February 2012, the Company incorporated MMM, a Nevada corporation, as a wholly owned subsidiary of the Company. MMM is responsible for overseeing and managing medical case management. The Company discontinued lien representation services in the third quarter of 2023 due to the lack of demand.

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

B.	Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentations. These changes had no impact on the Company’s total assets, stockholders’ equity or reported net income.

C.	Revenue Recognition

The Company recognizes revenue in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle underlying Topic 606 is that the Company recognizes revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.

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

Revenues are generated as services are provided to the customer based on the agreed upon sales price in accordance with our customers’ contracts. Contracts are typically written for an initial annual period with automatic renewals on an annual or monthly basis, cancellable with 30 to 90 days’ notice, except as required by law for our HCO and MPN services, which require up to 180 days’ notice in some cases. When performing services for a public entity customer, the Company may be required to agree to the contract terms of the customer which are typically aligned with specific laws and regulations governing the customer.

The Company’s customers are typically large, well-established businesses with a significant workforce. The Company determines whether it is probable to collect substantially all of the consideration for services based on the creditworthiness of the customers at the time of commencing services.

The Company offers multiple services under its workers’ compensation cost containment specialty service lines. The Company typically provides a menu of offerings from which the customer may choose to purchase as bundled managed care, standalone services, or add-on ancillary services. The price of each service is separate and distinct and provides a separate and distinct value to the customer. Pricing is generally consistent for each service irrespective of the other services or quantities requested by the customer. Bundled managed care contracts are therefore accounted for as separate performance obligations. Customers are typically invoiced monthly in arrears or annually in advance, depending on the service provided and the customer’s preferences, and payment is due within 30 days. In cases where a customer is invoiced annually prior to services being rendered or remits payment in advance, typically for our HCO/MPN services, the Company records the cash collected as unearned revenue and recognizes the revenue over the contract term as services are rendered.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

Contracts with customers often include promises to transfer multiple products and services to a customer, referred to as distinct performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

The Company allocates revenue to each performance obligation based on its stand-alone selling price (SSP). Judgment is required to determine unobservable SSP for each distinct performance obligation as most services provided by the Company are not directly observable. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we determine SSP using a cost-plus margin approach. Discounts and other concessions are rarely awarded, and returns and refunds are not part of the normal course of business.

As of January 1, 2023, the balance of accounts receivable, net and unearned revenue was $934,990 and $33,544, respectively.

The Company recognizes revenue as described below for each type of service.

HCO/MPN

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

The Company derives its HCO and MPN revenue from fees charged for various aspects of these programs. Monthly and annual HCO/MPN program administration is provided over time and invoiced monthly or annually for a fixed fee, with revenue recognized ratably over the applicable contractual term. HCO/MPN claim network fees are generated at specific points in time throughout the month and invoiced at the end of the month for an agreed upon per item fee. Monthly HCO/MPN custom network fees are provided over time and invoiced monthly for a fixed fee. Revenue is recognized ratably over time. Annual or one-time HCO notification letters are generated and mailed at a point in time during the year, at which time the customer is invoiced for the service for a fixed fee.

For the fiscal years ended December 31, 2024 and 2023, the Company’s HCO programs generated approximately $597,064 and $605,424, respectively, from services performed over time and approximately $650,648 and $911,184, respectively, from services performed at a point in time.

For the fiscal years ended December 31, 2024 and 2023, the Company’s MPN programs generated approximately $470,208 and $419,185, respectively, from services performed over time and approximately $155,280 and $106,410, respectively, from services performed at a point in time.

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

The Company derives its medical bill review revenue from fees generated and delivered at a point in time and invoiced upon completion of the services. These services are invoiced at a fixed fee with certain items also invoiced for a percentage of savings produced for the customer.

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

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2024 and 2023

The Company derives its utilization review revenue from fees generated and delivered at a point in time and invoiced upon completion of the services. These services are invoiced at a fixed fee with certain items also invoiced for a percentage of savings produced for the customer.

Medical Case Management

Medical case management oversees injured employees’ medical treatment to ensure that it progresses to a resolution and ensures treatment plans are aligned from a medical perspective. Medical case management is a collaborative process that assesses, evaluates, coordinates, implements and monitors medical treatment plans and the options and services required for occupational injuries.

The Company derives its medical case management revenue from services performed and delivered over time and invoiced monthly for those services at a fixed hourly rate. Types of services offered include both telephonic and field case management as well as employee advocate services.

Other Revenues

Other revenues consist of services performed for Medicare set aside requests, network access fees charged for network access for preferred provider organizations, ancillary legal support services, and workers’ compensation carve-out services. Medicare set-aside services for workers’ compensation claims is a financial agreement that allocates a portion of a workers’ compensation settlement to pay for future medical services related to the work-place injury, illness, or disease. The purpose of the set-aside arrangement is to provide funds to the injured party to pay for future medical expenses that would not be covered by Medicare. Network access for preferred provider organizations gives customers access to provider groups that include a specialized network of medical providers related to workers’ compensation and the lower fees associated with the Company’s affiliation to those groups.

These services are performed at a point in time and invoiced upon completion of the service. Medicare set-aside requests are invoiced at a fixed fee or hourly rate, depending on the request type. Network access fees are invoiced at a percentage of savings produced for the customer. Ancillary legal services are invoiced at a fixed fee or hourly rate, depending on the service performed. Workers’ compensation carve-out services are invoiced at a fixed fee or hourly rate, depending on the service performed.

D.	Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible, within three months of origination, to known amounts as cash equivalents. As of December 31, 2024 and 2023, the Company had no cash equivalents.

E.	Investments

The Company maintains its investments in US treasury bills and has classified them as held-to-maturity at the time of purchase. Held-to-maturity purchases are those securities in which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using a straight-line method.

The amortized cost basis, gross unrealized gains and losses, and fair value of the Company’s held-to-maturity securities at December 31, 2024 and 2023 are shown below.

	Held-to-maturity securities
December 31, 2024	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Bills	$9,033,761	$7,743	$-	$9,041,504

Totals	$9,033,761	$7,743	$-	$9,041,504

December 31, 2023
U.S. Treasury Bills	$7,877,752	$-	$-	$7,877,752

Totals	$7,877,752	$-	$-	$7,877,752

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2024 and 2023

The amortized cost basis and fair value of the Company’s securities at December 31, 2024, by contractual maturity, are shown below.

December 31, 2024	Amortized Cost	Fair Value
Held-to-maturity securities
Due in one year or less	$9,033,761	$9,041,504
	$9,033,761	$9,041,504

The fair value of the Company’s held-to-maturity debt securities are determined based upon inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and are classified as level 2 fair value investments.

F.	Concentrations of Risk

Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risks are comprised of cash deposits in excess of federally insured limits. The Company places its cash and cash equivalents at one well-known, quality financial institution. At times, such cash and investments may be in excess of the $250,000 FDIC insurance limit. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

Major Customers

During 2024, three major customers, who represent 10% or more of revenue, combined accounted for approximately 43% of our total sales, approximately 21%, 11%, and 11%, respectively. By comparison, during 2023 our three largest customers accounted for 43% of sales, approximately 23%, 10%, and 10%, respectively.

The percentages of the amounts due from major customers who represent 10% or more of total accounts receivable as of December 31, 2024 and 2023, are as follows:

	12/31/24	12/31/23
Customer A	20%	23%
Customer B	15%	17%
Customer C	10%	-%

G.	Depreciation

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

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the values assigned to the allowance for credit losses and accruals for income taxes.

I.	Principles of Consolidation

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
Years Ended December 31, 2024 and 2023

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

General and administrative expenses include fees for advertising, charity, depreciation, bad debt and recoveries, rent expense for office, shareholders’ expense, auto expenses, bank charges, dues and subscriptions, education, equipment/repairs, IT enhancement and internet expenses, licenses and permits, office supplies, parking, postage and delivery, printing and reproduction, rent expense for equipment, telephone, travel expenses and entertainment costs, and compensated absences.

L.	Income Taxes

The Company accounts for income taxes by following the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, operating loss, and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted. Management believes that any write-off not allowed will not have a material impact on the Company’s financial position.

The Company is subject to taxation in United States federal and state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The years 2020, 2021, 2022, and 2023 are still open for examination. The Company is not currently under audit by the Internal Revenue Service or any other tax authority.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as income tax expense as incurred.

M.	Stockholders’ Equity

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

The Company has two classes of stock. The Company has 800,000,000 shares of voting common stock authorized, and 12,800,000 shares issued and outstanding at both December 31, 2024 and 2023. The Articles of Incorporation of the Company, as amended, also authorizes 5,000,000 shares of $0.001 par value preferred stock, which may be issued in one or more series, with designation, rights and privileges of such preferred stock to be set by the board of directors of the Company from time to time. On November 21, 2016, the board of directors of the Company approved a Certificate of Designation of Rights, Privileges and Preferences of Series A convertible preferred stock and authorized the Company’s officers to file such with the Utah Division of Corporations and Commercial Code to create the Series A convertible preferred stock. The Series A convertible preferred stock has a par value of $0.001 and consists of 40,000 shares, and may be converted into common stock on a one-share for one-share basis at the election of the holder thereof. The holders of Series A convertible preferred stock are entitled to vote with the common stockholders on all matters brought for approval of the common stockholders. In connection with any such matter, each outstanding share of Series A convertible preferred stock is entitled to 20,000 votes of common stock of the Company. In the event of a liquidation, dissolution or winding up of the Company, the Series A convertible preferred stock shall rank in parity with the Company’s common stock. Holders of Series A convertible preferred stock are entitled to receive dividends, when, as and if declared by the board of directors. The Series A convertible preferred stock shall rank in parity with the Company’s common stock as to any dividends. As of December 31, 2024 and 2023, 16,000 shares of the Series A convertible preferred stock were outstanding.

The Company purchased no shares of treasury stock during fiscal year 2024 or 2023. The Company does not have a plan to repurchase outstanding shares of common stock.

During the year ended December 31, 2023, our board of directors declared a special one-time cash dividend of $0.10 per share on each share of Company common stock and preferred stock outstanding at the record date of June 5, 2023. On June 20, 2023, the Company issued $1,281,600 in dividends. Pursuant to the rights provided in the Designation of Rights, Privileges and Preferences of Series A Preferred Stock dated December 27, 2019, holders of the Company’s Series A Preferred Stock participated in the dividend payment based on the number of shares of Series A Preferred Stock held on the record date.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2024 and 2023

As of December 31, 2024 and 2023, the Company had dividends payable of $37,000, from a dividend declared in September 2015. As of December 31, 2024 and 2023, no shareholder entitled to claim the unpaid September 2015 dividend made a claim to such dividend, accordingly the Company paid $0 in connection with the September 2015 dividend during both the years ended December 31, 2024 and 2023.

N.	Share Based Compensation

The Company follows the fair value method of accounting for stock-based employee and non-employee compensation in accordance with statement of ASC Topic 718, “Compensation – Stock Compensation” which requires that equity-based payments (to the extent they are compensatory) be recognized in these audited consolidated statements of operations as compensation expense over the requisite service (vesting) period, based on the award’s fair value at grant date. No awards or grants have been awarded or granted under the Plan.

O.	Accounts Receivable and Allowance for Credit Losses

In the normal course of business, the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for credit losses. The Company ages its receivables by date of invoice. Management reviews the allowance for credit loss quarterly and evaluates the balance of accounts receivable based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When a specific account is deemed uncollectible, the Company charges off the receivable against the allowance for credit loss. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. To assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition.

Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for credit losses is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, and past-due amounts. At fiscal year-end 2024 and 2023, the Company had an allowance for credit losses of $12,489 and $32,814, respectively. The decrease in allowance for credit loss is attributable to collections made during fiscal year 2024 from one customer who had become delinquent on some of their payments during fiscal year 2023.

A roll-forward of the Company’s allowance for credit losses for the years ended is as follows:

	December 31, 2024	December 31, 2023

Allowance for credit losses, beginning of year	$32,814	$7,807
Current period provision	(19,094)	25,941
Write-off	(1,231)	(934)
Recovery	-	-
Allowance for credit losses, end of year	$12,489	$32,814

P.	Leases

On April 1, 2022, the Company moved office locations from 1201 Dove Street, Suite 300 in Newport Beach, California to 19800 MacArthur Boulevard, Suites 306 and 307, in Irvine, California. Our current lease was set to expire as of March 31, 2025, but was renewed on December 10, 2024 for an additional 12-month lease, with a new expiration of March 31, 2026 with no extension options.

The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for all leases. As of December 31, 2023, the Company recognized the operating lease right-of-use assets of $56,489, lease liabilities for operating leases of $56,489, and a zero cumulative-effect adjustment to accumulated deficit. As of December 31, 2024, there are no operating lease right-of-use assets or liabilities. The Company elected to not apply the requirements of ASC 842 for short-term leases. Short-term leases are defined as leases that, at the commencement date, have a lease term of 12 months or less. Lease expense is recognized on a straight-line basis over the lease term. If a Company lease does not provide an implicit rate, the Company develops an estimated incremental borrowing rate at the commencement date based on the estimated rate at which it would borrow, in the current economic environment, an amount equal to the lease payments over a similar term on a collateralized basis which is used to determine the present value of lease payments. The Company had no finance leases at December 31, 2024 and 2023.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2024 and 2023

Q.	Subsequent Events

In accordance with ASC 855-10, Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Guidance

On January 1, 2024, the Company retroactively adopted ASU 2023-07: Improvements to Reportable Segment Disclosures. This ASU, which amends Topic 280: Segment Reporting, improves disclosure requirements for reportable segments and enhances disclosures for companies with single reportable segments. The adoption did not have a material impact on the Company’s financial statements.

The Company conducts its business activities and reports financial results as a single reportable segment, the workers’ compensation cost containment specialists segment, based on the nature of its business and accounting policies, which are described throughout Notes 1 and 2. The Chief Operating Decision Maker (“CODM”) is its executive team. The CODM makes decisions about allocating resources and assessing performance in a manner consistent with the way the Company operates its business and presents its financial results, using the same net income that is also reported on the consolidated statements of operations as net income. There are no reconciling items to the consolidated statements of operations. The measurement of segment assets is reported on the consolidated balance sheet as total assets. The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the workers’ compensation cost containment specialists segment or into other parts of the entity. All of the Company’s customers are based in the United States.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected versus incurred credit losses for financial assets held. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance is effective for annual reporting periods beginning after December 15, 2022, and interim periods within those annual periods. The Company adopted ASU 2016-13 in 2023, using the modified retrospective approach with an immaterial impact to the Company’s financial statements as of January 1, 2023.

NOTE 4 – PROPERTY AND EQUIPMENT

Scheduled below are the assets, costs, and accumulated depreciation at December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Computer equipment	$244,519	$255,783
Furniture and fixtures	13,284	21,620
Totals	$257,803	$277,403
Less: accumulated depreciation	(205,374)	(200,009)
Total Property and Equipment, net	$52,429	$77,394

Depreciation expense for the years ended December 31, 2024 and 2023, totaled $34,096 and $37,527, respectively.

NOTE 5 – INCOME TAXES

The income tax provision for the years ended December 31, 2024 and 2023, consisted of the following:

	2024	2023
Current tax expense	$379,239	$375,107
Deferred tax expense	883	(54,550)
Total income tax provision	$380,122	$320,557

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2024 and 2023

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s total deferred tax assets and deferred tax liabilities at December 31, 2024 and December 31, 2023, are as follows:

	2024	2023
Current deferred tax assets (liabilities)
Reserves	$3,494	$9,181
Right-of-use asset	-	15,805
Lease obligation	-	(15,805)
Unearned revenues	9,385	8,652
Accrued expenses	38,441	41,832
Net current deferred tax asset	$51,320	$59,665

Long-term deferred tax assets (liabilities)
Depreciation	$(13,330)	$(20,794)
Net long-term deferred tax liability	$(13,330)	$(20,794)
Total deferred tax asset	$37,990	$38,871

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2024		2023
	Amount	Percent	Amount	Percent
Expense at federal statutory rate of 21%	$265,388	21.0%	$225,646	21.0%
State income taxes, net of federal benefit	96,155	7.6%	77,375	7.2%
Non-deductible expenses	15,096	1.2%	10,326	1.0%
Other items	3,483	0.3%	7,210	0.7%
Income tax provision	$380,122	30.1%	$320,557	29.9%

NOTE 6 – LEASES

The Company rents office space at 19800 MacArthur Boulevard, Suites 306 & 307, in Irvine, California. This lease was to expire as of March 31, 2025, but was renewed on December 10, 2024, for an additional 12 months, with a new expiration of March 31, 2026. The lease provides 320 square feet of office space for the executive team and a shared office space for key employees to use as needed. All other employees will continue to work remotely.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Year Ended December 31,
2023
Lease Cost
Operating lease cost (included in general and administrative in the Company’s consolidated statement of operations)	$59,217

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2023	$41,898
Weighted average remaining lease term – operating leases (in years)	1.25
Average discount rate – operating leases	5.75%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2023
Operating leases
Remaining right-of-use assets	$56,489
Short-term operating lease liabilities	44,519
Long-term operating lease liabilities	11,970
Total operating lease liabilities	$56,489

Lease expenses were $47,079 and $41,898 during the years ended December 31, 2024 and 2023, respectively.

Pacific Health Care Organization, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2024 and 2023

NOTE 7 – ACCRUED EXPENSES

As of December 31, 2024 and 2023, accrued expenses consist of the following:

	2024	2023
Salaries and wages	$130,960	$100,053
Compensated absences	193,525	185,763
Legal fees	2,964	26,984
Accounting fees	64,183	16,325
Sales commissions	19,558	8,800
Other	11,783	29,684
Total	$422,973	$367,609

NOTE 8 – INSURANCE FINANCING AGREEMENT

The Company entered into an insurance policy finance arrangement for business insurance coverage effective May 2024. The agreement will mature in May 2025, with monthly payments of principal and interest of approximately $12,276 with interest at 9.3%. At December 31, 2024, the balance outstanding was approximately $35,305.

NOTE 9 – EQUITY INCENTIVE AWARDS

2018 Plan

The Pacific Health Care Organization 2018 Equity Incentive Plan (the “2018 Plan”) became effective on April 6, 2018. The 2018 Plan permits the granting of 8,000,000 shares of Common Stock (as adjusted to reflect the four-shares-for-one-share forward split of the company’s common stock that took effect on January 6, 2020). No awards or grants have been awarded or granted under the Plan. The 2018 Plan provides for grants of equity incentive compensation to employees and consultants of the Company and such other individuals the Company reasonably expects to become employees or consultants of the Company. The 2018 Plan allows for awards of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards, and (e) other equity-based awards. The 2018 Plan will terminate automatically on the tenth anniversary of the 2018 Plan’s Effective Date. The 2018 Plan is currently administered by the full board of directors.

The Company did not award any equity incentive compensation during the years ended December 31, 2024 and 2023.

NOTE 10 – EARNINGS PER SHARE OF COMMON STOCK

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of these consolidated financial statements. The fully diluted earnings per share includes 16,000 shares of Series A convertible preferred stock, as disclosed in Section M of Note 2.

Basic and Diluted Net Income per share calculation	For the Years Ended December 31,
	2024	2023
Net Income to common stockholders	$883,584	$767,928
Weighted average shares outstanding, basic	12,800,000	12,800,000
Basic Net Income per share	$0.07	$0.06

Weighted average shares outstanding, diluted	12,816,000	12,816,000
Diluted Net Income per share	$0.07	$0.06

For the years ended December 31, 2024 and 2023, there were common stock equivalents related to convertible preferred stock that had a dilutive effect of 16,000 shares.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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
Years Ended December 31, 2024 and 2023

NOTE 12 – BENEFITS AND OTHER COMPENSATION

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

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company defines a related party as an individual who has the ability to exercise significant influence over the Company’s management or operations, including individuals who own 5% or more of outstanding common stock or preferred stock of the Company and individuals who perform consulting activities for the Company and are, or are related to, an individual who owns 5% or more of outstanding common stock or preferred stock of the Company.

The Company retains Donald P. Balzano, who is a shareholder owning 6.9% of the Company’s common stock, as legal counsel. Mr. Balzano provides legal guidance and expertise in the workers’ compensation industry on behalf of the Company. The fees paid to Mr. Balzano are recorded in Professional Fees on the consolidated statement of operations. The retainer agreement with Mr. Balzano has been in place for approximately 24 years. For the years ended December 31, 2024 and 2023, respectively, Mr. Balzano earned $144,144 and $144,144 related to the retainer agreement.

The Company’s former CFO, Kat Kubota, provides financial consulting services for the Company. Kat Kubota is the daughter of Tom Kubota, the Company’s CEO, President, Chairman of the Board and a majority shareholder of the Company, and sister of Lauren Kubota, the Company’s Vice President and Secretary, and a Board member. The fees paid to Ms. Kubota are recorded in Professional Fees on the consolidated income statement. Fees for services not yet billed are included in Accrued Expenses on the consolidated balance sheet, totaling $64,183 at December 31, 2024. This consulting arrangement commenced upon Ms. Kubota’s resignation from the CFO position with the Company on March 5, 2024, and for the year ended December 31, 2024, Ms. Kubota earned $64,183 for such services.

NOTE 14 – IMMATERIAL CORRECTION OF AN ERROR

During fiscal year 2024, the Company identified errors to the December 31, 2023 consolidated balance sheet related to $72,013 of dividends payable which were actually paid during 2023. The December 31, 2023 consolidated balance sheet herein has been corrected to present the dividend as paid ($72,013) and reduce the balance of cash ($72,013) and the statement of cash flows herein has been corrected to present the cash used in financing activities for the dividend paid ($1,281,600). The correction of this item had no impact on the fiscal year 2023 consolidated statement of operations and consolidated statement of stockholders’ equity. The Company assessed the applicable guidance issued by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB) and has determined the impact of the error is immaterial to the interim periods in fiscal year 2024 and fiscal year 2023.

During fiscal year 2025, the Company identified the errors discussed below in the interim June 30, 2024 and September 30, 2024 consolidated balance sheets. The Company assessed the applicable guidance issued by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB) and concluded these errors were not material, individually or in the aggregate, to the Company’s unaudited condensed consolidated financial statements for the aforementioned interim periods. However, the Company is providing in the paragraphs below the corrections to its previously issued second and third quarter 2024 unaudited condensed consolidated financial information.

The June 30, 2024 consolidated balance sheet has been corrected to present the insurance financing agreement ($105,915) and increase the balance of prepaid expenses ($105,915) and corresponding effect of the dividend correction noted above. Based on the corrections noted, the statement of cash flows for the six months ended June 30, 2024 has been corrected, resulting in cash flow provided by operating activities of $143,648 and cash flow provided by financing activities of $105,915.

The September 30, 2024 consolidated balance sheet has been corrected to present the insurance financing agreement ($70,610) and increase the balance of prepaid expenses ($70,610) and corresponding effect of the dividend correction noted above. Based on the corrections noted, the statement of cash flows for the nine months ended September 30, 2024 has been corrected, resulting in cash flow provided by operating activities of $107,110 and cash flow provided by financing activities of $70,610.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

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

Our management, including our Chief Executive Officer (who, since March 5, 2024, has also been acting as our Principal Financial Officer) does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by individual acts, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this annual report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness described below.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. Based on this assessment, management has concluded that our internal control over financial reporting is not effective as of December 31, 2024, due to the material weakness in internal controls over financial reporting as described below.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this annual report.

(c) Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2024, the Company identified a material weakness in internal control over financial reporting related to the identification and recording of loan amounts payable and accounting for dividends paid. This material weakness could result in a misstatement of account balances or disclosures that may result in a material misstatement of the annual or interim consolidated financial statements, which would not be prevented or detected.

(d) Remediation Plan

Remediation efforts have already been implemented which primarily consist of new policies and procedures to assist management in recording transactions appropriately, particularly related to identifying loan amounts payable and accounting for dividends paid. We will consider this material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively, which management expects to be completed by March 31, 2025.

(e) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

There was no information required on Form 8-K during the fourth quarter of fiscal year 2024 that was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and directors, their ages, and all offices and positions they hold with the Company as of March 5, 2025. There is no agreement or understanding between the Company or any other person and any director or executive officer pursuant to which he or she was selected as a director or executive officer.

Name	Age	Positions with the Company	Director Since	Executive Officer Since

Tom Kubota	85	Chief Executive Officer, President and Chairman of the Board of Directors(1)	Sept. 2000	Sept. 2000

Lauren Kubota	41	Director, Vice President, and Secretary	Feb. 2018	January 2024

Kristina Kubota	40	Director(2)	Feb. 2018

David Wang	62	Director	Nov. 2007

Stacy Hadley	57	Director	Nov. 2016

Günter Soraperra	65	Director	Nov. 2016

(1)	Tom Kubota is the acting Principal Financial and Accounting Officer for the Company until a permanent replacement is hired.
(2)	Kristina Kubota resigned as the Company’s Chief Financial Officer and Secretary on March 5, 2024.

Tom Kubota. Since 2000, Mr. Kubota has been primarily engaged in the operations of the Company. Mr. Kubota also has over thirty years of experience in the investment banking, securities, and corporate finance field. He held the position of Vice President at Drexel Burnham Lambert; at Stem, Frank, Meyer and Fox; and at Cantor Fitzgerald. Mr. Kubota also founded Nanko Investments, Inc. and Laurkat Inc., in 1996 and 2018, respectively, which specialized in providing capital formation services to high tech and natural resources companies. Mr. Kubota served as president of each firm from the time they were founded until 2019 when he elected to shutter their respective operations. He has expertise in counseling emerging public companies and has previously served as a director of both private and public companies. Mr. Kubota is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant. Mr. Kubota is qualified to serve on our board of directors due to his experience as the Company’s president and chief executive officer, and his experience in investment banking and corporate finance.

Lauren Kubota. Ms. Kubota joined the Company in June 2014 and currently serves as the Company’s Vice President and Secretary. Ms. Kubota previously served as the Company’s Risk Manager, the responsibilities of which she continues in her current role, including oversight of some of the Company’s broad business fundamentals, such as risk management and personnel. In her current role, she also directs risk management activities, mitigating legal, insurance, financial, security, disaster recovery and business continuity, human resources, vendor, and other business risks. Ms. Kubota is also responsible for developing and implementing policies, procedures, and best practices to comply with applicable laws and regulations, contract terms, and other best business practices essential to the continued successful operation of the Company, and will continue to plan company-wide advancements in operations, quality management, sustainable business growth, and technological enhancements. She has also developed and implemented numerous initiatives in customer retention, government relations, vendor management, SOP and report reform, project management, sales and marketing, information technology, information security, premises improvement, systems optimization, accreditation, employee recruitment and retention, leadership training, employee engagement, communications, and other business improvements. During her employment with the Company, Ms. Kubota has also served in project-based roles as an Account Manager (3.5 years), Quality Assurance Auditor (6 months), and in launching the Company’s Workers’ Compensation Lien Defense service line (6 months).

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

Family Relationships

Lauren Kubota and Kristina Kubota are sisters, and are daughters of Tom Kubota.

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

Insider Trading Policy

We have an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. The foregoing summary of our Insider Trading Policy is not complete and is qualified in its entirety by reference to the full text of our Insider Trading Policy provided herewith as Exhibit 19.1.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes compensation paid to or earned by our named executive officers (“NEOs”) for the years ended December 31, 2024 and 2023. No other executive officer of the Company had total compensation of $100,000 or more during the year ended December 31, 2024.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Tom Kubota	2024	$193,536	$1,000	$-	$-	$-	$-	$24,195	(1)	$218,731
Chief Executive Officer, President and Director	2023	$193,536	$1,000	$-	$-	$-	$-	$31,959	(2)	$226,495
Kristina Kubota	2024	$24,659	$-	$-	$-	$-	$-	$93,542	(4)	$118,201
Chief Financial Officer(3), Secretary(3) and Director	2023	$115,000	$1,000	$-	$-	$-	$-	$10,229	(5)	$126,229
Lauren Kubota	2024	$115,000	$1,000	$-	$-	$-	$-	$13,589	(7)	$129,589
Vice President(6), Secretary(6) and Director	2023	$103,885	$1,000	$-	$-	$-	$-	$8,391	(8)	$113,276

(1)	Reflects health insurance premiums of $6,722, auto expense of $6,796, director’s fees of $7,200, and phone/internet reimbursement of $3,477.
(2)	Reflects health insurance premiums of $5,391, auto expense of $6,381, director’s fees of $2,400, phone/internet reimbursement of $ 2,900, and partial payment of unused paid time off of $14,887.
(3)	Kristina Kubota served as the Company’s Chief Financial Officer and Secretary during fiscal year 2023 and the first two months of fiscal year 2024. She resigned from those positions on March 5, 2024.
(4)	Reflects health insurance premiums of $1,327, director’s fees and board meeting secretary fees of $7,550, consultant fees of $ 64,183, and phone/internet reimbursement of $150.
(5)	Reflects health insurance premiums of $5,329, director’s fees and board meeting secretary fees of $3,100, and phone/internet reimbursement of $1,800.
(6)	Lauren Kubota was not serving as an executive officer of the Company during fiscal year 2023 or the first two months of fiscal year 2024. She was appointed as Vice President on January 3, 2024, and became Secretary on March 6, 2024.
(7)	Reflects health insurance premiums of $4,739, director’s fees and board meeting secretary fees of $8,250, and phone/internet reimbursement of $600.
(8)	Reflects health insurance premiums of $5,391, and director’s fees of $2,400, and phone/internet reimbursement of $600.

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

Base Salary

Base salary is used to recognize the experience, skills, knowledge, and responsibilities required of our NEOs. The base salary for each NEO is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between us and the NEO. We also take into consideration the individual’s past performance and experience, the expertise we need and local market and labor conditions. Changes to base salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance of the Company, economic condition and local market and labor conditions. Mr. Kubota’s base salary for 2024 was $193,536. Ms. L. Kubota’s base salary for 2024 was $115,000. Ms. K. Kubota’s base salary for 2024 was $115,000, up until her resignation in March 2024.

Non-Equity Incentive Compensation

From time to time, we may make cash awards to our employees, including the NEOs. Such awards may be designed to incentivize employees over a specified period pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established. In the event this type of cash award is made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.” The criteria for earning non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established. Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan. Our board of directors did not establish non-equity incentive compensation plans during the years ended December 31, 2024 or 2023, and no non-equity incentive compensation was awarded during these years. Similarly, as of the date of this annual report, the board of directors has not awarded non-equity incentive compensation to our NEOs, although there is nothing that prohibits the board of directors from doing so at any point during fiscal year 2025.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria. To the extent awards are made to our NEOs, such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.”

The Company is under no contractual or other obligation to award cash bonuses. We awarded total aggregate bonuses to our NEOs in the amounts of $2,000 and $3,000 during fiscal year 2024 and fiscal year 2023, respectively.

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

During the years ended December 31, 2024 or 2023, our board of directors awarded no equity incentive compensation to our NEOs. The board of directors has also not awarded equity incentive compensation to our NEOs as of the date of this annual report, although there is nothing that prohibits the board of directors from doing so at any point during the 2025 fiscal year.

Policies and Practices for Granting Certain Equity Awards

We have not granted any equity incentive awards under our equity incentive award program. Our equity incentive award program is administered by our board of directors, who are responsible for the timing and terms of equity awards. We do not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with our strategic objectives and to ensure the competitiveness of our compensation packages. If and when we issue such awards, our board of directors will determine when to grant such awards (for example, whether such awards are granted on a predetermined schedule); whether they take material nonpublic information into account when determining the timing and terms of such an award, and, if so, how they take material nonpublic information into account when determining the timing and terms of such an award. In any event, we will take precautions reasonably designed to ensure we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

As noted above, during fiscal year 2024, no NEOs were awarded stock options or other equity awards.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of December 31, 2024, there were no outstanding equity awards held by our NEOs.

None of our NEOs exercised any stock options or had any stock vest related to grants made in connection with their employment during the year ended December 31, 2024.

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

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our directors, and we did not award any equity compensation to any of our directors during the year ended December 31, 2024.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)		All Other Compensation ($)		Total ($)
Tom Kubota	$7,200		$211,531	(1)	$218,731
David Wang	$7,200		$-		$7,200
Günter Soraperra	$7,200		$-		$7,200
Stacy Hadley	$7,200		$3,650	(2)	$10,850
Lauren Kubota	$8,250	(4)	$121,339	(3)	$129,589
Kristina Kubota	$7,550	(4)	$110,651	(3)	$118,201

(1)	Mr. Kubota is employed as the Company’s Chief Executive Officer and President. For details regarding All Other Compensation paid to Mr. Kubota, please see “Summary Compensation Table” above.
(2)	This amount reflects consulting fees paid to Ms. Hadley during fiscal year 2024 pursuant to the Independent Consultant Agreement between the Company and Ms. Hadley provided herewith as Exhibit 10.4.
(3)	During fiscal year 2024, Lauren and Kristina Kubota were both employees of the Company. Kristina Kubota resigned as an employee on March 5, 2024, but remains a board member. These amounts reflect their salaries and other compensation they received in connection with their employment during fiscal year 2024. For more details regarding their compensation, please see “Summary Compensation Table” above.
(4)	Lauren Kubota and Kristina Kubota were paid additional fees of $350 for the times they served as Secretary at each meeting of the board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 13, 2024:

●	each person known to us to beneficially own more than 5% of our common stock or Series A convertible preferred stock;

●	each of our named executive officers;

●	each member of our board of directors; and

●	all our directors and executive officers as a group.

On March 13, 2024, there were 12,800,000 shares of common stock issued and outstanding and 16,000 shares of Series A convertible preferred stock issued and outstanding.

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

Unless otherwise indicated, the address of each person or entity named in the table is 19800 MacArthur Blvd, Suite 306 & 307, Irvine, CA 92612.

	Common Stock Beneficially Owned(1)		Series A Convertible Preferred Stock Beneficially Owned(2)
Name of Beneficial Owner	Number	%	Number	%
Directors and Named Executive Officers:
Tom Kubota(3)	8,410,000	65.7%	16,000	100%
Kristina Kubota(3)	8,000	* %	--	--%
Lauren Kubota(3)	8,000	* %	--	--%
Stacy Hadley	--	--%	--	--%
Günter Soraperra	--	--%	--	--%
David Wang	--	--%	--	--%
All directors and executive officers as a group (6 persons)	8,426,000	65.4%	16,000	100%

5% Shareholders:
Donald P. Balzano(4)	878,640	6.9%	--	--%
5422 Michelle Drive
Torrance, CA 90503
Bruce & Sarah Everakes(5)	702,356	5.5%	--	--%
3442 River Falls Drive
Northbrook, IL 60062

*	Less than 1%.
(1)	Excludes shares of common stock that may be deemed to be beneficially owned by such persons due to their beneficial ownership of Series A convertible preferred stock, which are convertible to common stock on a one-share-for-one-share basis at any time at the election of the holder.
(2)	Each share of Series A convertible preferred stock is convertible to common stock on a one-share-for-one-share basis at any time at the election of the holder. Each share of Series A convertible preferred stock entitles its holder to vote together with the common stock as a single class on all matters presented to the Company’s common stockholders for their vote. Each outstanding share of Series A convertible preferred stock votes as 20,000 shares of common stock. The Series A convertible preferred stock ranks in parity with the common stock on a per share basis, not on a per vote basis, as to any dividends, liquidation, dissolution or winding up of the Company.
(3)	Mr. Kubota holds the shares in the Tom Kubota Revocable Trust of 2013 (the “Trust”). Mr. Kubota is the sole Trustee and settlor of the Trust. As such he may be deemed to have voting and/or investment power over the shares held by the Trust and therefore may be deemed to be the beneficial owner of those shares. Kristina Kubota and Lauren Kubota are currently beneficiaries of the Trust. As the Trust is revocable, Mr. Kubota could revoke the Trust or change its beneficiaries at any time. Kristina Kubota and Lauren Kubota have no voting or investment power over the shares held by the Trust. If Mr. Kubota is unable or unwilling to serve in the office of Trustee, the Trust documents currently provide that Kristina Kubota and Lauren Kubota would serve as successor co-trustees of the Trust.
(4)	Mr. Balzano is retained legal counsel for the Company.
(5)	Based on the Schedule 13G filed by Bruce Everakes on April 12, 2023, and on representations made by Bruce Everakes to the Company.

Equity Compensation Plans

The following table sets forth certain information relating to our 2018 Equity Incentive Plan, as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	8,000,000	*
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$-	8,000,000	*

*	Adjusted to reflect the four-shares-for-one-share forward split of the Company’s common stock that took effect on January 6, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed in Item 11 Executive Compensation, during the years ended December 31, 2024 and 2023 and below, we did not engage in transactions with related persons (as defined by Rule 404 of Regulation S-K (Instructions to Item 404(a))) that exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two fiscal years in which any such related person had or will have a direct or indirect material interest.

The Company retains Donald P. Balzano, who is a shareholder owning 6.9% of the Company’s common stock, as legal counsel. Mr. Balzano provides legal guidance and expertise in the workers’ compensation industry on behalf of the Company. The fees paid to Mr. Balzano are recorded in Professional Fees on the consolidated income statement and any fees billed but not yet paid are included in Accounts Payable on the consolidated balance sheet. Any fees for services not yet billed are included in Accrued Expenses on the consolidated balance sheet. The retainer agreement with Mr. Balzano has been in place for approximately 24 years and was inadvertently not previously disclosed. For the years ended December 31, 2024 and 2023, respectively, Mr. Balzano earned $144,144 and $144,144 related to the retainer agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 5, 2024, we engaged Boulay PLLP as our independent registered public accounting firm. Boulay PLLP audited our consolidated financial statements for the fiscal year ended December 31, 2024. The following is a summary of fees for professional services billed (or to be billed) to us by Boulay PLLP for fiscal year 2024 in each of the following categories:

Boulay PLLP 2024
Audit	$60,000
Audit related	-
Tax	-
All other	-
Total	$60,000

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

The board of directors has determined that the provision of services by Boulay PLLP as described above is compatible with maintaining their independence as our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements

(a)	(2) Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the audited consolidated financial statements or related notes.

(a)	(3) Exhibits

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation and Amendments thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(3)
3.5	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(3)
3.6	Certificate of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock(4)
3.7	Articles of Amendment to Articles of Incorporation to affect four-shares-for-one-share forward split(5)
3.8	Articles of Amendment to Articles of Incorporation, dated December 27, 2019, including Amended Certification of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock to affect a four-shares-for-one-share forward stock split(6)
10.1	Pacific Health Care Organization, Inc. 2018 Equity Incentive Plan(7)+
10.2	Services Agreement, dated January 2, 2024, between the Company and NOW CFO(8)
10.3	Independent Consultant Agreement, dated March 5, 2024, between the Company and Kristina Kubota(9)
10.4	Independent Consultant Agreement, dated May 30, 2024, between the Company and Stacy Hadley*
14.1	Code of Ethics(10)
16.1	Letter from Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC), dated December 22, 2023(11)
16.2	Letter from GreenGrowth CPAs, dated November 6, 2024(12)
19.1	Insider Trading Policy*
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following materials from Pacific Health Care Organization, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract, compensatory plan or arrangement of the Company.
*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on September 19, 2002.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A-2 as filed with the Commission on July 13, 2004.
(3)	Incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on March 13, 2008.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on November 22, 2016.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on March 27, 2018.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on January 2, 2020.
(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2018.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on January 5, 2024.
(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed with the Commission on April 16, 2024.
(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB as filed with the Commission on April 17, 2007.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on December 22, 2023.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on November 7, 2024.

(b)	Exhibits:

See	Item 15(a) (3) above.

(c)	Financial Statement Schedules: See Item 15(a) (2) above.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: March 19, 2025	By:	/s/ Tom Kubota
Tom Kubota Chief Executive Officer, President and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Tom Kubota	Chief Executive Officer, President	March 19, 2025
Tom Kubota	and Chairman of the Board

/s/ Kristina Kubota	Director	March 19, 2025
Kristina Kubota

/s/ David Wang	Director	March 19, 2025
David Wang

/s/ Stacy Hadley	Director	March 19, 2025
Stacy Hadley

/s/ Günter Soraperra	Director	March 19, 2025
Günter Soraperra

/s/ Lauren Kubota	Director, Vice President, and Secretary	March 19, 2025
Lauren Kubota