Form 10-Q
period 2025-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2025-05-02
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 2, 2025, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited) March 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$2,357,387	$2,070,476
Investments	9,127,505	9,033,761
Accounts receivable, net	933,305	1,028,920
Prepaid expenses	139,743	202,117
Total current assets	12,557,940	12,335,274

Long-term Assets
Property and equipment, net	53,784	52,429
Deferred tax assets	37,710	37,990
Other assets	7,492	7,110
Total long-term assets	98,986	97,529
Total Assets	$12,656,926	$12,432,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$218,867	$148,051
Accrued expenses	272,823	422,973
Income tax payable	98,263	68,727
Dividends payable	37,000	37,000
Insurance Financing	-	35,305
Unearned revenue	50,107	33,544
Total current liabilities	677,060	745,600

Commitments and Contingencies

Stockholders’ Equity
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	16	16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	11,550,993	11,258,330
Total stockholders’ equity	11,979,866	11,687,203

Total Liabilities and Stockholders’ Equity	$12,656,926	$12,432,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended
	March 31,
	2025	2024
Revenues
HCO	$494,129	$287,295
MPN	159,005	147,981
Medical bill review	128,577	99,988
Utilization review	495,042	498,654
Medical case management	516,311	335,167
Other	25,750	28,746
Total revenues	1,818,814	1,397,831

Expenses
Salaries and wages	724,415	672,054
Professional fees	235,130	146,892
Insurance	82,608	79,456
Outsource service fees	173,550	168,205
Data maintenance	136,115	10,732
General and administrative	152,577	145,299
Total expenses	1,504,395	1,222,638

Income from operations	314,419	175,193

Other income (expense)
Interest income	93,744	99,245
Interest expense	(1,522)	-
Total other income, net	92,222	99,245

Income before taxes	406,641	274,438
Income tax provision	113,978	77,035

Net income	$292,663	$197,403

Basic earnings per share:
Net Income per share amount	$0.02	$0.02
Weighted average shares outstanding, basic	12,800,000	12,800,000

Fully diluted earnings per share:
Net Income per share amount	$0.02	$0.02
Weighted average shares outstanding, diluted	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2023	16,000	$16	12,800,000	$12,800	$416,057	$10,374,746	$10,803,619

Net income	-	-	-	-	-	197,403	197,403

Balance March 31, 2024	16,000	$16	12,800,000	$12,800	$416,057	$10,572,149	$11,001,022

Balance December 31, 2024	16,000	$16	12,800,000	$12,800	$416,057	$11,258,330	$11,687,203

Net income	-	-	-	-	-	292,663	292,663

Balance March 31, 2025	16,000	$16	12,800,000	$12,800	$416,057	$11,550,993	$11,979,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from Operating Activities
Net income	$292,663	$197,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,155	9,427
Provision for credit losses	(2,700)	36
Noncash interest on investments	(93,744)	(99,245)
Deferred taxes	280	-

Changes in operating assets and liabilities
Accounts receivable	98,315	141,425
Other assets	(382)	-
Prepaid expenses	62,374	(177)
Accounts Payable	70,816	(11,720)
Accrued expenses	(150,150)	(31,424)
Income tax payable	29,536	77,035
Unearned revenue	16,563	8,188
Net cash provided by operating activities	330,726	290,948

Cash flows from Investing Activities
Purchase of property and office equipment	(8,510)	(3,749)
Net cash used in investing activities	(8,510)	(3,749)

Cash flows from Financing Activities
Payments made on insurance financing agreement	(35,305)	-
Net cash used in financing activities	(35,305)	-
Net increase in cash	286,911	287,199

Cash and cash equivalents at beginning of period	2,070,476	2,493,979
Cash and cash equivalents at end of period	$2,357,387	$2,781,178

Supplemental Cash Flow Information
Cash paid for:
Interest	$1,522	$-
Income taxes	80,000	138,000

Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use asset and operating lease liability	$-	$46,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND NATURE OF BUSINESS

The accompanying unaudited condensed consolidated financial statements of Pacific Health Care Organization, Inc. (the “Company” or “PHCO”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Securities and Exchange Commission (the “SEC”) Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with SEC rules and regulations. The information furnished in these unaudited condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

While management believes the disclosures and information presented are adequate to make the information not misleading, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2024. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ended December 31, 2025.

PHCO is a workers’ compensation cost containment company providing a range of services principally to California employers and claims administrators. The Company was incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc. The Company changed its name to Pacific Health Care Organization, Inc., in January 2001. In February 2001, the Company acquired Medex, a California corporation organized in March 1994, in a share for share exchange. Medex is a wholly owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCO”) and Medical Provider Networks (“MPN”) in the state of California, and providing workers’ compensation carve-out and Medicare set-aside services. In March 2011, the Company incorporated MMC, a Nevada corporation, as a wholly owned subsidiary of the Company. MMC oversees and manages the Company’s utilization review and bill review services. In February 2012, the Company incorporated MMM, a Nevada corporation, as a wholly owned subsidiary of the Company. MMM is responsible for overseeing and managing medical case management. The Company discontinued lien representation services in the third quarter of 2023 due to the lack of demand.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A.	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

B.	Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the values assigned to the allowance for credit losses and accruals for income taxes.

C.	Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentations. These changes had no impact on the Company’s total assets, stockholders’ equity or reported net income.

D.	Revenue Recognition

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of January 1, 2024, the balance of accounts receivable, net and unearned revenue was $1,020,580 and $30,919, respectively.

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2025 and 2024, the Company’s HCO programs generated approximately $152,647 and $153,140, respectively, from services performed over time and approximately $341,482 and $134,155, respectively, from services performed at a point in time.

For the three months ended March 31, 2025 and 2024, the Company’s MPN programs generated approximately $126,930 and $116,106, respectively, from services performed over time and approximately $32,075 and $31,875, respectively, from services performed at a point in time.

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

The Company derives its medical case management revenue from services performed and delivered over time and invoiced monthly for those services at a fixed hourly rate. The types of services offered include both telephonic and field case management as well as employee advocate services.

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

E.	Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible, within three months of origination, to known amounts as cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had no cash equivalents.

F.	Investments

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The amortized cost basis, gross unrealized gains and losses, and fair value of the Company’s held-to-maturity securities at March 31, 2025 and December 31, 2024 are shown below.

	Held-to-maturity securities
March 31, 2025	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Bills	$9,127,505	$7,488	$-	$9,134,993

Totals	$9,127,505	$7,488	$-	$9,134,993

December 31, 2024
U.S. Treasury Bills	$9,033,761	$7,743	$-	$9,041,504

Totals	$9,033,761	$7,743	$-	$9,041,504

The amortized cost basis and fair value of the Company’s securities at March 31, 2025, by contractual maturity, are shown below.

March 31, 2025	Amortized Cost	Fair Value
Held-to-maturity securities
Due in one year or less	$9,127,505	$9,134,993
	$9,127,505	$9,134,993

The fair value of the Company’s held-to-maturity debt securities are determined based upon inputs, other than the quoted prices in active markets, that are observable either directly or indirectly and are classified as level 2 fair value investments.

G.	Fair Value of Financial Instruments

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

H.	Accounts Receivable and Allowance for Credit

In the normal course of business, the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for credit losses. The Company ages its receivables by date of invoice. Management reviews the allowance for credit loss quarterly and evaluates the balance of accounts receivable based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When a specific account is deemed uncollectible, the Company charges off the receivable against the allowance for credit loss. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. To assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for credit losses is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, and past-due amounts. At March 31, 2025 and December 31, 2024, the Company had an allowance for credit losses of $9,808 and $12,489, respectively.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A roll-forward of the Company’s allowance for credit losses for the three-month periods ended is as follows:

	March 31, 2025	March 31, 2024
Allowance for credit losses, beginning of period	$12,489	$32,814
Current period provision	(2,700)	36
Write-off	-	-
Recovery	19	-
Allowance for credit losses, end of period	$9,808	$32,850

I.	Concentrations of Risk

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

Major Customers

During the three months ended March 31, 2025 and 2024, respectively, three major customers who represent 10% or more of operating revenue accounted for approximately 46% and 43% of our total sales. Below are the respective percentages of total operating revenue that each of these three major customers represent during the months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Customer A	19%	20%
Customer B	17%	12%
Customer C	10%	11%

The percentages of the amounts due from major customers who represent 10% or more of total accounts receivable as of March 31, 2025 and December 31, 2024, are as follows:

	March 31, 2025	December 31, 2024
Customer A	25%	20%
Customer B	13%	15%
Customer C	13%	10%
Customer D	10%	-%

J.	Leases

On April 1, 2022, the Company moved office locations from 1201 Dove Street, Suite 300 in Newport Beach, California to 19800 MacArthur Boulevard, Suites 306 and 307, in Irvine, California. Our current lease was set to expire as of March 31, 2025, but was renewed on December 10, 2024 for an additional 12-month lease, with a new expiration of March 31, 2026 with no extension options.

The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for all leases. As of March 31, 2025 and December 31, 2024, there were no operating lease right-of-use assets or liabilities. The Company elected to not apply the requirements of ASC 842 for short-term leases. Short-term leases are defined as leases that, at the commencement date, have a lease term of 12 months or less. Lease expense is recognized on a straight-line basis over the lease term. If a Company lease does not provide an implicit rate, the Company develops an estimated incremental borrowing rate at the commencement date based on the estimated rate at which it would borrow, in the current economic environment, an amount equal to the lease payments over a similar term on a collateralized basis which is used to determine the present value of lease payments. The Company had no finance leases at March 31, 2025 and December 31, 2024.

K.	Depreciation

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

L.	General and Administrative Expenses

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

M.	Income Taxes

The Company accounts for income taxes by following the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, operating loss, and tax credit carry forwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of the tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted. Management believes that any write-off not allowed will not have a material impact on the Company’s financial position.

The Company is subject to taxation in United States federal and state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The years 2021, 2022, 2023, and 2024 are still open for examination. The Company is not currently under audit by the Internal Revenue Service or any other tax authority.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as income tax expense as incurred.

N.	Share Based Compensation

The Company follows the fair value method of accounting for stock-based employee and non-employee compensation in accordance with statement of ASC Topic 718, “Compensation – Stock Compensation” which requires that equity-based payments (to the extent they are compensatory) be recognized in these unaudited condensed consolidated statements of operations as compensation expense over the requisite service (vesting) period, based on the award’s fair value at grant date. No awards or grants have been awarded or granted under the Company’s current equity incentive plan. See “Note 10 – EQUITY INCENTIVE AWARDS” of this Part I, Item 1 Notes to Condensed Consolidated Financial Statements (Unaudited) for more information about the Company’s current equity incentive plan.

NOTE 3 – RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

Recently Adopted Accounting Guidance

On January 1, 2024, the Company retroactively adopted Accounting Standards Update (“ASU”) 2023-07: Improvements to Reportable Segment Disclosures. This ASU, which amends Topic 280: Segment Reporting, improves disclosure requirements for reportable segments and enhances disclosures for companies with single reportable segments. The adoption did not have a material impact on the Company’s financial statements.

The Company conducts its business activities and reports financial results as a single reportable segment, the workers’ compensation cost containment specialists segment, based on the nature of its business and accounting policies. The Chief Operating Decision Maker (“CODM”) is its executive team. The CODM makes decisions about allocating resources and assessing performance in a manner consistent with the way the Company operates its business and presents its financial results, using the same net income that is also reported on the consolidated statements of operations as net income. There are no reconciling items to the consolidated statements of operations. The measurement of segment assets is reported on the consolidated balance sheet as total assets. The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the workers’ compensation cost containment specialists segment or into other parts of the entity. All of the Company’s customers are based in the United States.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Guidance

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” This ASU, which amends Topic 740: Income Taxes, enhances transparency by updating disclosure requirements for income taxes. The standard is effective for annual periods beginning after December 15, 2025. Early adoption is permitted in any annual period in which financial statements have not yet been issued (or made available for issuance).

The Company plans to adopt this standard on January 1, 2026, using the retrospective method of adoption. Based on the Company’s preliminary assessment, the adoption of ASU 2023-09 is not expected to have a material effect on the Company’s consolidated financial statements or related disclosures.

NOTE 4 – PROPERTY AND EQUIPMENT

Scheduled below are the assets, costs, and accumulated depreciation at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Computer equipment	$253,029	$244,519
Furniture and fixtures	13,284	13,284
Totals	$266,313	$257,803
Less: accumulated depreciation	(212,529)	(205,374)
Total Property and Equipment, net	$53,784	$52,429

Depreciation expense for the three months ended March 31, 2025 and 2024, totaled $7,155 and $9,427, respectively.

NOTE 5 – LEASES

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

Lease expenses were $12,138 and $10,665 during the three-month periods ended March 31, 2025 and 2024, respectively.

NOTE 6 – ACCRUED EXPENSES

As of March 31, 2025 and December 31, 2024, accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Salaries and wages	$69,961	$130,960
Compensated absences	158,591	193,525
Legal fees	7,230	2,964
Accounting fees	-	64,183
Sales commissions	32,805	19,558
Other	4,236	11,783
Total	$272,823	$422,973

NOTE 7 – INSURANCE FINANCING AGREEMENT

The Company entered into an insurance policy finance arrangement for business insurance coverage effective May 2024. The agreement matured in March 2025 and had monthly payments of principal and interest of approximately $12,276 with interest at 9.3%.

NOTE 8 – INCOME TAXES

For the three months ended March 31, 2025, the Company recognized expense from income taxes of $113,978, representing an effective tax rate of 28.0%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0% due to state taxes, permanent items, and discrete items. For the three months ended March 31, 2024, the Company recognized expense from income taxes of $77,035.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 9 – BENEFITS AND OTHER COMPENSATION

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

NOTE 10 – EQUITY INCENTIVE AWARDS

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

NOTE 11 – STOCKHOLDERS’ EQUITY

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

The Company has two classes of stock. The Company had 800,000,000 shares of voting common stock authorized, and 12,800,000 shares issued and outstanding at both March 31, 2025 and 2024. The Articles of Incorporation of the Company, as amended, also authorizes 5,000,000 shares of $0.001 par value preferred stock, which may be issued in one or more series, with designation, rights and privileges of such preferred stock to be set by the board of directors of the Company from time to time. On November 21, 2016, the board of directors of the Company approved a Certificate of Designation of Rights, Privileges and Preferences of Series A convertible preferred stock and authorized the Company’s officers to file such with the Utah Division of Corporations and Commercial Code to create the Series A convertible preferred stock. The Series A convertible preferred stock has a par value of $0.001 and consists of 40,000 shares, and may be converted into common stock on a one-share for one-share basis at the election of the holder thereof. The holders of Series A convertible preferred stock are entitled to vote with the common stockholders on all matters brought for approval of the common stockholders. In connection with any such matter, each outstanding share of Series A convertible preferred stock is entitled to 20,000 votes of common stock of the Company. In the event of a liquidation, dissolution or winding up of the Company, the Series A convertible preferred stock shall rank in parity with the Company’s common stock. Holders of Series A convertible preferred stock are entitled to receive dividends, when, as and if declared by the board of directors. The Series A convertible preferred stock shall rank in parity with the Company’s common stock as to any dividends. As of March 31, 2025 and 2024, 16,000 shares of the Series A convertible preferred stock were outstanding.

The Company purchased no shares of treasury stock during the three-month periods ended March 31, 2025 and 2024. The Company does not have a plan to repurchase outstanding shares of common stock.

As of March 31, 2025 and December 31, 2024, the Company had dividends payable of $37,000, from a dividend declared in September 2015. As of March 31, 2025 and December 31, 2024, no shareholder entitled to claim the unpaid September 2015 dividend has made a claim to such dividend.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 12 – EARNINGS PER SHARE OF COMMON STOCK

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of these unaudited condensed consolidated financial statements. The fully diluted earnings per share includes 16,000 shares of Series A convertible preferred stock, as disclosed in Note 11.

Basic and Diluted Net Income per share calculation	For the Three Months Ended March 31,
	2025	2024
Net Income to common stockholders	$292,663	$197,403
Weighted average shares outstanding, basic	12,800,000	12,800,000
Basic Net Income per share	$0.02	$0.02

Weighted average shares outstanding, diluted	12,816,000	12,816,000
Diluted Net Income per share	$0.02	$0.02

For the quarters ended March 31, 2025 and 2024, there were common stock equivalents related to convertible preferred stock that had a dilutive effect of 16,000 shares.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – RELATED PARTY TRANSACTIONS

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

The Company retains Donald P. Balzano, who is a shareholder owning 6.9% of the Company’s common stock, as legal counsel. Mr. Balzano provides legal guidance and expertise in the workers’ compensation industry on behalf of the Company. The fees paid to Mr. Balzano are recorded in Professional Fees on the unaudited condensed consolidated statement of operations. The retainer agreement with Mr. Balzano has been in place for approximately 24 years. For the three months ended March 31, 2025 and 2024, Mr. Balzano earned $36,036 and $36,036, respectively, related to the retainer agreement.

The Company’s former CFO, Kat Kubota, provides financial consulting services for the Company. Kat Kubota is the daughter of Tom Kubota, the Company’s CEO, President, Chairman of the board and majority shareholder, and sister of Lauren Kubota, the Company’s Vice President and Secretary, and a board member. The fees paid to Ms. Kubota are recorded in Professional Fees in the unaudited condensed consolidated income statement. This consulting arrangement commenced upon Ms. Kubota’s resignation from the CFO position with the Company on March 5, 2024. As of December 31, 2024, the amount due to Ms. Kubota of $64,183 was included in accrued expenses, and for the three months ended March 31, 2025 and 2024, Ms. Kubota earned $295 and $21,510, respectively, for such services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this Quarterly Report on Form 10-Q (this “quarterly report”), unless the context indicates otherwise, the terms, “we,” “us,” “our” or the “Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly-owned subsidiaries Medex Healthcare, Inc. (“Medex”), Medex Managed Care, Inc. (“MMC”) and Medex Medical Management, Inc. (“MMM”).

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our unaudited condensed consolidated financial statements, and notes thereto, contained in this quarterly report, as well as our audited consolidated financial statements, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2025 (the “Annual Report”).

All statements other than statements of historical fact included herein and in the documents incorporated by reference in this quarterly report, if any, including without limitation, statements regarding future events, financial condition or results of operations, business strategy, potential acquisitions, budgets, projected costs, liquidity, capital resources, and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “future,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “will,” “would,” and other similar expressions and their negatives.

Forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, many of which may be beyond our control. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and actual results could differ materially as a result of various factors. The following include some but not all of the factors that could cause actual results and financial condition to differ materially from those expressed or implied by forward-looking statements:

●	competition within our industry, including competition from much larger competitors;

●	our ability to retain existing customers and to attract new customers;

●	cost reduction efforts by our existing and prospective customers;

●	failure to retain or recruit, or changes in, officers and key employees, and uncertainties in our ability to maintain key consultants and advisors;

●	reductions in workers’ compensation claims or the demand for our services, from whatever source;

●	the loss, ineffective management, malfunction (including those resulting from cybersecurity incidences and breaches), or increased costs of third-party-provided technologies and services on which our operations rely;

●	cybersecurity incidences and breaches, and other software system failures, and the imposition of laws imposing costly cybersecurity and data protection compliance;

●	delays, reductions, or cancellations of contracts we have previously entered;

●	changes in U.S. trade policies and retaliatory responses from other countries, including tariffs;

●	The effects of and uncertainty surrounding the adoption, use and reliability of disruptive technologies such as artificial intelligence;

●	the loss of or inability to obtain adequate insurance coverage;

●	legislative and regulatory requirements or changes which could render our services less competitive or obsolete;

●	business combinations involving our customers or competitors;

●	economic and labor market conditions generally and in the industries in which we and our customers participate, including the effects resulting from immigration laws and enforcement, economic recessions, financial sector turmoil, international conflicts, and rising domestic inflation and related economic policy responses; and

●	our failure to successfully develop new services and/or products either organically or through acquisition, or to anticipate current or prospective customers’ needs.

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

One should not place undue reliance on forward-looking statements. Forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and apply only as of the date of this quarterly report or the respective dates of the documents it incorporates by reference. Neither we nor any other person assumes any responsibility for the accuracy or completeness of forward-looking statements. Further, except to the extent required by law, we undertake no obligations to update or revise any forward-looking statements, whether as a result of new information, future events, or a change in events, conditions, circumstances, or assumptions underlying such statements, or otherwise.

Overview

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

Our business objective is to deliver value to our customers by reducing their workers’ compensation-related medical claims expenses in a manner that will ensure injured employees receive high quality healthcare, allowing them return to gainful employment without undue delay. According to studies conducted by auditing bodies on behalf of the California Division of Workers’ Compensation, (“DWC”), the two most significant cost drivers for workers’ compensation are claims frequency and longer than average treatment duration. Our services focus on ensuring timely medical treatment to reduce the claim duration and medical treatment costs.

Our services include providing customers access to our HCOs and MPNs. We also provide medical bill review, medical case management, employee advocate services, utilization review, workers’ compensation carve-outs and Medicare set-aside services. Complementary to these services, we also provide expert witness testimony. We offer our services as a bundled managed care solution, as standalone services, or as add-on ancillary services.

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

Key trends affecting results of operations

Our operating revenues typically correlate with general economic conditions and the size and activities of our customers’ workforces. During the first three months of 2025, we saw an increase in MPN revenue related to growth in our customers’ workforces and an increase in medical bill review revenue due to increased review activity from current and new customers, when compared to the same period in 2024. However, if economic conditions become challenging, including from the effects of inflationary pressures, elevated interest rates, and difficult labor market conditions, our customers may reduce their workforce or seek price-competitive alternatives to our services. This could result in a decline in the number of employees enrolled in our HCO and MPN programs and the volume of medical bills reviewed, which could materially affect related revenues.

The increase in our HCO revenue during the first quarter of 2025 was due primarily to the timing of delivery of services to a significant customer that began phasing out our services during the fourth quarter of fiscal year 2024. Because we anticipate the customer’s services will be completely phased out during 2025, we expect the timing-based fluctuations in revenue from this customer to phase out, as well.

The expansion of our employee advocate services to six states outside of California continues to bolster our medical case management revenues. During the first quarter of 2025, revenue from our employee advocate services increased 64% when compared to the same period of 2024, which drove a 54% increase in medical case management revenue. We plan to continue to expand employee advocate services within the states we currently operate when feasible during 2025, but cannot guarantee that we will be successful in further growing this service.

Though we continue our efforts to increase our customer base and reduce customer concentration across all service lines, the addition or loss of a single customer can materially impact our results of operations. As disclosed previously, a significant customer terminated our services in the fourth quarter of 2024 and is in process of phasing out our services. Though we anticipate an impact on operating revenues from the loss of this customer during 2025, we also expect to mitigate the impact with increased business from other customers. We believe we will continue to be susceptible to risks associated with customer concentration and related potential material impacts on our results of operations in the foreseeable future.

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

Utilization review

Utilization review is the review of medical treatment requests by providers to give a safeguard for employers and injured employees against unnecessary or inappropriate medical treatment from the perspective of medical necessity, quality of care, appropriateness of decision-making, and timeliness of treatment. Its purpose is to reduce employer liability for medical costs that are not medically appropriate or approved by the relevant medical and legal authorities and the payor. We generate revenue when we receive a referral for a request for authorization of treatment from a claims adjuster. We bill by the number of treatment requests and the level of expertise of the reviewer required to approve, modify, or deny the request.

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

The following table sets forth, for the quarters ended March 31, 2025 and 2024, respectively, the percentage each revenue item identified in our unaudited condensed consolidated financial statements contributed to total revenues during the respective period.

	2025	2024
HCO	27%	21%
MPN	9%	11%
Medical bill review	7%	7%
Utilization review	27%	35%
Medical case management	29%	24%
Other	1%	2%

Expense

Salaries and wages

Salaries and wages reflect employment-related compensation we pay to our employees, payroll processing, payroll taxes and commissions.

Professional fees

Professional fees include fees we pay to third parties to provide IT, financial, marketing, lobbying, in-house legal services related to the various services we offer, consulting, field medical case management, and board of directors’ fees for board meetings, as well as legal, accounting, and other professional services fees.

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

General and administrative

General and administrative expenses consist primarily of depreciation, bad debt, dues and subscriptions, IT enhancement, meals, travel, and entertainment, office rent, telephone, vacation expense, licenses and permits, miscellaneous, advertising and marketing, auto expenses, bank charges and fees, education, parking, postage and delivery, shareholders’ expense, equipment repairs and office supplies.

The following table sets forth, for the quarters ended March 31, 2025 and 2024, respectively, the percentage each expense item identified in our unaudited condensed consolidated financial statements contributed to total expenses during the respective period.

	2025	2024
Salaries and wages	48%	55%
Professional fees	16%	12%
Insurance	5%	6%
Outsource service fees	12%	14%
Data maintenance fees	9%	1%
General and administrative	10%	12%

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following represents selected components of our unaudited condensed consolidated results of operations for the three-month periods ended March 31, 2025 and 2024, respectively, together with changes from period-to-period:

	For three months ended March 31,
	2025	2024	Amount Change	% Change
Revenues
HCO	$494,129	$287,295	$206,834	72%
MPN	159,005	147,981	11,024	7%
Medical bill review	128,577	99,988	28,589	29%
Utilization review	495,042	498,654	(3,612)	(1%)
Medical case management	516,311	335,167	181,144	54%
Other	25,750	28,746	(2,996)	(10%)
Total revenues	1,818,814	1,397,831	420,983	30%

Expenses
Salaries and wages	724,415	672,054	52,361	8%
Professional fees	235,130	146,892	88,238	60%
Insurance	82,608	79,456	3,152	4%
Outsource service fees	173,550	168,205	5,345	3%
Data maintenance	136,115	10,732	125,383	1,168%
General and administrative	152,577	145,299	7,278	5%
Total expenses	1,504,395	1,222,638	281,757	23%

Income from operations	314,419	175,193	139,226	79%

Other income (expense)
Interest income	93,744	99,245	(5,501)	(6%)
Interest expense	(1,522)	-	(1,522)	-%
Total other income, net	92,222	99,245	(7,023)	(7%)

Income before taxes	406,641	274,438	132,203	48%
Income tax provision	113,978	77,035	36,943	48%

Net income	$292,663	$197,403	$95,260	48%

Revenue

HCO

During the three-month period ended March 31, 2025, HCO revenue increased 72% compared to the same period in the prior year. The increase in HCO revenue was attributable primarily to the timing of when we completed the final annual notifications during each year for the significant customer that is completing a phase out of our services during fiscal year 2025.

MPN

MPN revenue for the three-month period ended March 31, 2025 increased by 7% compared to the same period in the prior year. The increase in MPN revenue was largely due to an increase in monthly MPN program administration fees, resulting from the addition of a new customer and an increase in our existing customers’ reported injuries. The increase in MPN revenue was partially offset by a decrease in both employee headcount and reported injuries at other customer locations.

Medical bill review

During the three-month period ended March 31, 2025, medical bill review revenue increased by 29% compared to the same period in the prior year. The increase was due to a net increase in bill reviews performed for existing customers along with the addition of a new customer.

Medical case management

During the three-month period ended March 31, 2025, medical case management revenue increased 54% compared to the same period in the prior year. The increase was attributable to an increase in managed claims by existing customers, an increase in employee advocate services revenue due to the continued growth of the program, and increased accuracy and efficiency in our related billing processes.

Other

Other revenue for the three-month period ended March 31, 2025 decreased 10% compared to the same period in the prior year, primarily due to the discontinuance of network access fee-related services for the significant customer that began phasing out our services during the fourth quarter of 2024.

Expenses

Salaries and wages

During the three-month period ended March 31, 2025, salaries and wages increased 8% compared to the three months ended March 31, 2024. The increase was due primarily to the addition of two employees during the first quarter of fiscal year 2025. Given the current increased wage inflation trends, we expect salaries and wages will increase in future periods from our efforts to attract and retain employees.

Professional fees

During the three-month period ended March 31, 2025, professional fees increased 60% compared to the three months ended March 31, 2024. The increase in professional fees was primarily the result of increases in accounting and legal services during that period associated with the transition to a new auditing firm.

Insurance

During the three-month period ended March 31, 2025, insurance expenses increased 4% compared to the same period in the prior year due to increases in health insurance costs for employees.

Data maintenance

During the three-month period ended March 31, 2025, data maintenance fees increased 1,168% compared to the three months ended March 31, 2024. The increase in data maintenance fees was primarily due to the timing of when we completed annual and termination letters and related billing for the significant customer that is completing a phase out of our services during fiscal year 2025. We expect similar future fluctuations for data maintenance fees when the timing of sending annual and termination letters for customers does not align between comparable periods.

General and administrative

General and administrative expenses increased by 5% during the three-month period ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to increases in advertising and marketing, dues and subscriptions, and licenses and permits. The increases were offset primarily by decreases in vacation and miscellaneous expenses.

Income from Operations

During the three-month period ended March 31, 2025, we recognized a 30% increase in total revenue and a 23% increase in total expenses. As a result, our income from operations increased $139,226, or 79%, when compared to the three months ended March 31, 2024.

Other Income, net

During the three-month period ended March 31, 2025, other income, net decreased 7%, primarily due to a decrease in interest income from our investments in U.S. Treasury Bills.

Income Tax Provision

We realized an increase in our income tax provision of $36,943, or 48%, during the three-month period ended March 31, 2025 compared to the same period in the prior year, which was attributable to the increase in income from operations during that period.

Net Income

During the three-month period ended March 31, 2025, we realized a 30% increase in total revenues, a 23% increase in total expenses, and a 48% increase in our provision for income tax when compared to the same period in the prior year. As a result, we realized net income of $292,663, a 48% increase in net income during the three-month period ended March 31, 2025.

Liquidity and Capital Resources

Management currently believes that cash on hand and anticipated cash flows from operations will be sufficient to fund our operations for at least the next twelve months. The Company’s primary sources of liquidity are cash, cash equivalents, short-term investments, and future cash generated from operations. However, our ability to generate cash from operations will depend on our future operating performance, which is subject to certain ongoing known and unknown risks and uncertainties. For a discussion of particular risk factors related to our business, see Part I, Item 1A Risk Factors of our Annual Report.

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

Cash Flow

During the three months ended March 31, 2025, we had a net increase in cash and cash equivalents of $286,911. See below for additional discussion and analysis of cash flow.

	For the three months ended March 31,
	2025 (unaudited)	2024 (unaudited)

Net cash provided by operating activities	$330,726	$290,948
Net cash (used in) investing activities	(8,510)	(3,749)
Net cash (used in) financing activities	(35,305)	-

Net increase in cash	$286,911	$287,199

Net cash provided by operating activities was $330,726 and $290,948 for the three months ended March 31, 2025 and 2024, respectively. This $39,778 increase in cash flow from operations during the first quarter of 2025 was primarily the result of higher net income partially offset by changes in working capital balances.

Net cash used in investing activities was $8,510 and $3,749 for the three months ended March 31, 2025 and 2024, respectively. The change in net cash used in investing activities was due to increased purchases of new computer equipment during the first quarter of 2025. We expect net cash used in investing activities to increase through 2025 as we continue to update our current computer equipment.

Net cash used in financing activities was $35,305 and $0 for the three months ended March 31, 2025 and 2024, respectively. The increase in net cash used in financing activities from period to period was the result of payments made on our insurance financing agreement during the first quarter of 2025.

Off-Balance Sheet Financing Arrangements

As of March 31, 2025, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting

As previously disclosed in Item 9A of our Annual Report for the year ended December 31, 2024, management identified a material weakness as of that date. The identified material weakness was in connection with our controls over financial reporting related to the identification and recording of loan amounts payable and accounting for dividends paid. In response to the material weakness, with the oversight of the board of directors, we implemented changes to our internal control over financial reporting, which consisted primarily of new policies and procedures to assist management in recording transactions appropriately, identifying loan amounts payable and accounting for dividends paid. We have completed documentation of these corrective actions and, based on the evidence obtained in validating the design and effectiveness of the implemented control, we have concluded that the previously disclosed material weakness has been remediated as of March 31, 2025.

Changes in Internal Control over Financial Reporting

The change described under “Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting” above represents a change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other than this change, there were no changes in the Company’s internal control over financial reporting during the first quarter of 2025 identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  As noted above, the material weakness in our controls over financial reporting as reported in our Annual Report at December 31, 2024 has been fully remediated as of March 31, 2025, and our internal control over financial reporting was effective.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed under Part I, Item 1A Risk Factors of our Annual Report.

Item 5. Other Information

During the quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibits. The following exhibits are filed or furnished, as applicable, as part of this quarterly report:

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation and Amendments thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(3)
3.5	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(3)
3.6	Certificate of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock(4)
3.7	Articles of Amendment to Articles of Incorporation to affect four-shares-for-one-share forward split(5)
3.8	Articles of Amendment to Articles of Incorporation, dated December 27, 2019, including Amended Certification of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock to affect a four-shares-for-one-share forward stock split(6)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2025 and 2024 (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) the cover page.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the SEC on September 19, 2002.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A-2 as filed with the SEC on July 13, 2004.
(3)	Incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 13, 2008.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on November 22, 2016.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on March 27, 2018.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on January 2, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: May 2, 2025	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer,
President and Chairman of the Board
(Principal Executive, Financial and Accounting Officer)