Form 10-Q
period 2025-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2025-07-31
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of July 31, 2025, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited) June 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$2,155,848	$2,070,476
Investments	9,730,739	9,033,761
Accounts receivable, net	1,092,048	1,028,920
Prepaid expenses	240,554	202,117
Total current assets	13,219,189	12,335,274

Long-term Assets
Property and equipment, net	47,681	52,429
Deferred tax assets	40,557	37,990
Other assets	7,492	7,110
Total long-term assets	95,730	97,529
Total Assets	$13,314,919	$12,432,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$148,340	$148,051
Accrued expenses	340,347	422,973
Income tax payable	129,373	68,727
Dividends payable	36,375	37,000
Insurance Financing	-	35,305
Unearned revenue	43,711	33,544
Total current liabilities	698,146	745,600

Commitments and Contingencies

Stockholders’ Equity
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	16	16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	12,187,900	11,258,330
Total stockholders’ equity	12,616,773	11,687,203

Total Liabilities and Stockholders’ Equity	$13,314,919	$12,432,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended June 30,		For six months ended June 30,
	2025	2024	2025	2024
Revenues
HCO	$320,387	$398,906	$814,516	$686,201
MPN	170,215	144,598	329,220	292,579
Medical bill review	84,332	100,683	212,909	200,671
Utilization review	531,335	487,989	1,026,377	986,643
Medical case management	617,572	369,689	1,133,883	704,855
Other	2,700	39,222	28,450	67,968
Total revenues	1,726,541	1,541,087	3,545,355	2,938,917

Expenses
Salaries and wages	721,155	658,674	1,445,570	1,330,730
Professional fees	142,710	174,578	377,840	321,468
Insurance	89,685	78,648	172,293	158,105
Outsource service fees	179,590	179,300	353,140	347,505
Data maintenance	62,067	55,771	198,182	66,502
General and administrative	227,775	202,121	380,352	347,419
Total expenses	1,422,982	1,349,092	2,927,377	2,571,729

Income from operations	303,559	191,995	617,978	367,188

Other income (expense)
Other income (Note 15)	419,801	-	419,801	-
Interest income	172,315	107,004	266,059	206,249
Interest expense	-	-	(1,522)	-
Total other income, net	592,116	107,004	684,338	206,249

Income before taxes	895,675	298,999	1,302,316	573,437
Income tax provision	258,768	83,443	372,746	160,478

Net income	$636,907	$215,556	$929,570	$412,959

Basic earnings per share:
Net Income per share amount	$0.05	$0.02	$0.07	$0.03
Weighted average shares outstanding, basic	12,800,000	12,800,000	12,800,000	12,800,000

Fully diluted earnings per share:
Net Income per share amount	$0.05	$0.02	$0.07	$0.03
Weighted average shares outstanding, diluted	12,816,000	12,816,000	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2023	16,000	$16	12,800,000	$12,800	$416,057	$10,374,746	$10,803,619

Net income	-	-	-	-	-	197,403	197,403

Balance March 31, 2024	16,000	$16	12,800,000	$12,800	$416,057	$10,572,149	$11,001,022

Net income	-	-	-	-	-	215,556	215,556

Balance June 30, 2024	16,000	$16	12,800,000	$12,800	$416,057	$10,787,705	$11,216,578

Balance December 31, 2024	16,000	$16	12,800,000	$12,800	$416,057	$11,258,330	$11,687,203

Net income	-	-	-	-	-	292,663	292,663

Balance March 31, 2025	16,000	$16	12,800,000	$12,800	$416,057	$11,550,993	$11,979,866

Net income	-	-	-	-	-	636,907	636,907

Balance June 30, 2025	16,000	$16	12,800,000	$12,800	$416,057	$12,187,900	$12,616,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Sixth Months Ended June 30,
	2025	2024
Cash flows from Operating Activities
Net income	$929,570	$412,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,258	18,541
Provision for credit losses	(1,759)	(19,870)
Noncash interest on investments	(40,952)	(30,000)
Deferred taxes	(2,567)	(13,190)

Changes in operating assets and liabilities
Accounts receivable	(61,369)	99,137
Other assets	(382)	-
Prepaid expenses	(38,437)	(73,181)
Accounts payable	289	3,344
Accrued expenses	(82,626)	56,709
Income tax payable	60,646	(323,593)
Unearned revenue	10,167	12,792
Net cash provided by operating activities	$785,838	143,648

Cash flows from Investing Activities
Proceeds from investments	9,033,761	7,877,752
Purchase of investments	(9,689,787)	(8,053,936)
Purchase of property and office equipment	(8,510)	(5,779)
Net cash used in investing activities	(664,536)	(181,963)

Cash flows from Financing Activities
Payment of cash dividends	(625)	-
Cash received from insurance financing agreement	-	139,791
Payments made on insurance financing agreement	(35,305)	(33,876)
Net cash provided by (used in) financing activities	$(35,930)	105,915
Net increase in cash	85,372	67,600

Cash and cash equivalents at beginning of period	2,070,476	2,493,979
Cash and cash equivalents at end of period	$2,155,848	$2,561,579

Supplemental Cash Flow Information
Cash paid for:
Interest	$1,522	$-
Income taxes	319,000	498,000

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

While management believes the disclosures and information presented are adequate to make the information not misleading, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2024. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentations. These changes had no impact on the Company’s total assets, stockholders’ equity or reported net income.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For the six months ended June 30, 2025 and 2024, the Company’s HCO programs generated approximately $304,567 and $301,168, respectively, from services performed over time and approximately $509,949 and $385,033, respectively, from services performed at a point in time.

For the six months ended June 30, 2025 and 2024, the Company’s MPN programs generated approximately $255,640 and $234,754, respectively, from services performed over time and approximately $73,580 and $57,825, respectively, from services performed at a point in time.

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

E.	Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible, within three months of origination, to known amounts as cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had no cash equivalents.

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

The amortized cost basis, gross unrealized gains and losses, and fair value of the Company’s held-to-maturity securities at June 30, 2025 and December 31, 2024 are shown below.

	Held-to-maturity securities
June 30, 2025	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Bills	$9,730,739	$3,464	$-	$9,734,203

Totals	$9,730,739	$3,464	$-	$9,734,203

December 31, 2024
U.S. Treasury Bills	$9,033,761	$7,743	$-	$9,041,504

Totals	$9,033,761	$7,743	$-	$9,041,504

The amortized cost basis and fair value of the Company’s securities at June 30, 2025, by contractual maturity, are shown below.

June 30, 2025	Amortized Cost	Fair Value
Held-to-maturity securities
Due in one year or less	$9,730,739	$9,734,203
	$9,730,739	$9,734,203

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

H.	Accounts Receivable and Allowance for Credit

In the normal course of business, the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for credit losses. The Company ages its receivables by date of invoice. Management reviews the allowance for credit loss quarterly and evaluates the balance of accounts receivable based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When a specific account is deemed uncollectible, the Company charges off the receivable against the allowance for credit loss. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. To assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for credit losses is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, and past-due amounts. At June 30, 2025 and December 31, 2024, the Company had an allowance for credit losses of $10,749 and $12,489, respectively.

A roll-forward of the Company’s allowance for credit losses for the six-month periods ended is as follows:

	June 30, 2025	June 30, 2024
Allowance for credit losses, beginning of period	$12,489	$32,814
Current period provision	(1,759)	(19,870)
Write-off	-	-
Recovery	19	-
Allowance for credit losses, end of period	$10,749	$12,944

I.	Concentrations of Risk

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

Major Customers

During the six months ended June 30, 2025, two major customers who represent 10% or more of operating revenue accounted for approximately 33% of our total sales, whereas during the six months ended June 30, 2024, three major customers who represent 10% or more of operating revenue accounted for approximately 45% of our total sales. Below are the respective percentages of total operating revenue that each of these customers represented during the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Customer A	23%	23%
Customer B	10%	11%
Customer C	-%	11%

During the three months ended June 30, 2025, two major customers who represent 10% or more of operating revenue accounted for approximately 37% of our total sales, whereas during the three months ended June 30, 2024, three major customers who represent 10% or more of operating revenue accounted for approximately 47% of our total sales. Below are the respective percentages of total operating revenue that each of these customers represented during the three months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Customer A	27%	25%
Customer B	10%	11%
Customer C	-%	11%

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The percentages of the amounts due from major customers who represent 10% or more of total accounts receivable as of June 30, 2025 and December 31, 2024, are as follows:

	June 30, 2025	December 31, 2024
Customer A	22%	20%
Customer B	15%	15%
Customer C	15%	10%
Customer D	14%	-%

J.	Leases

On April 1, 2022, the Company moved office locations from 1201 Dove Street, Suite 300 in Newport Beach, California to 19800 MacArthur Boulevard, Suites 306 and 307, in Irvine, California. Our current lease was set to expire as of March 31, 2025, but was renewed on December 10, 2024 for an additional 12-month lease, with a new expiration of March 31, 2026 with no extension options.

The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for all leases. As of June 30, 2025 and December 31, 2024, there were no operating lease right-of-use assets or liabilities. The Company elected to not apply the requirements of ASC 842 for short-term leases. Short-term leases are defined as leases that, at the commencement date, have a lease term of 12 months or less. Lease expense is recognized on a straight-line basis over the lease term. If a Company lease does not provide an implicit rate, the Company develops an estimated incremental borrowing rate at the commencement date based on the estimated rate at which it would borrow, in the current economic environment, an amount equal to the lease payments over a similar term on a collateralized basis which is used to determine the present value of lease payments. The Company had no finance leases at June 30, 2025 and December 31, 2024.

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

NOTE 4 – PROPERTY AND EQUIPMENT

Scheduled below are the assets, costs, and accumulated depreciation at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Computer equipment	$253,029	$244,519
Furniture and fixtures	13,284	13,284
Totals	$266,313	$257,803
Less: accumulated depreciation	(218,632)	(205,374)
Total Property and Equipment, net	$47,681	$52,429

Depreciation expense for the six months ended June 30, 2025 and 2024, totaled $13,258 and $18,541, respectively.

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

Lease expenses were $24,849 and $22,803 during the six-month periods ended June 30, 2025 and 2024, respectively.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6 – ACCRUED EXPENSES

As of June 30, 2025 and December 31, 2024, accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Salaries and wages	$125,968	$130,960
Compensated absences	180,436	193,525
Legal fees	-	2,964
Accounting fees	1,100	64,183
Sales commissions	32,511	19,558
Other	332	11,783
Total	$340,347	$422,973

NOTE 7 – INSURANCE FINANCING AGREEMENT

The Company entered into an insurance policy finance arrangement for business insurance coverage effective May 2024. The agreement matured in March 2025 and had monthly payments of principal and interest of approximately $12,276 with interest at 9.3%.

NOTE 8 – INCOME TAXES

For the three months ended June 30, 2025, the Company recognized expense from income taxes of $258,768. For the six months ended June 30, 2025, the Company recognized expense from income taxes of $372,746, representing an effective tax rate of 28.9%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0% due to state taxes, permanent items, and discrete items. For the three months ended June 30, 2024, the Company recognized expense from income taxes of $83,443. For the six months ended June 30, 2024, the Company recognized expense from income taxes of $160,478.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions, expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others, and modifying the endowment excise tax for higher education institutions. The Company is currently evaluating the impact of this new bill but does not believe it will have a material impact.

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

NOTE 10 – EQUITY INCENTIVE AWARDS

2018 Plan

The Pacific Health Care Organization 2018 Equity Incentive Plan (the “2018 Plan”) became effective on April 6, 2018. The 2018 Plan permits the granting of 8,000,000 shares of Common Stock (adjusted to reflect the four-shares-for-one-share forward split of the Company’s common stock that took effect on January 6, 2020). No awards or grants have been awarded or granted under the Plan. The 2018 Plan provides for grants of equity incentive compensation to employees and consultants of the Company and such other individuals the Company reasonably expects to become employees or consultants of the Company. The 2018 Plan allows for awards of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards, and (e) other equity-based awards. The 2018 Plan will terminate automatically on the tenth anniversary of the 2018 Plan’s Effective Date. The 2018 Plan is currently administered by the full board of directors.

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

The Company has two classes of stock. The Company had 800,000,000 shares of voting common stock authorized, and 12,800,000 shares issued and outstanding at both June 30, 2025 and 2024. The Articles of Incorporation of the Company, as amended, also authorizes 5,000,000 shares of $0.001 par value preferred stock, which may be issued in one or more series, with designation, rights and privileges of such preferred stock to be set by the board of directors of the Company from time to time. On November 21, 2016, the board of directors of the Company approved a Certificate of Designation of Rights, Privileges and Preferences of Series A convertible preferred stock and authorized the Company’s officers to file such with the Utah Division of Corporations and Commercial Code to create the Series A convertible preferred stock. The Series A convertible preferred stock has a par value of $0.001 and consists of 40,000 shares, and may be converted into common stock on a one-share for one-share basis at the election of the holder thereof. The holders of Series A convertible preferred stock are entitled to vote with the common stockholders on all matters brought for approval of the common stockholders. In connection with any such matter, each outstanding share of Series A convertible preferred stock is entitled to 20,000 votes of common stock of the Company. In the event of a liquidation, dissolution or winding up of the Company, the Series A convertible preferred stock shall rank in parity with the Company’s common stock. Holders of Series A convertible preferred stock are entitled to receive dividends, when, as and if declared by the board of directors. The Series A convertible preferred stock shall rank in parity with the Company’s common stock as to any dividends. As of June 30, 2025 and 2024, 16,000 shares of the Series A convertible preferred stock were outstanding.

The Company purchased no shares of treasury stock during the six-month periods ended June 30, 2025 and 2024. The Company does not have a plan to repurchase outstanding shares of common stock.

As of June 30, 2025 and December 31, 2024, the Company had dividends payable of $36,375 and $37,000, respectively, from a dividend declared in September 2015. Between December 31, 2024, and June 30, 2025 one shareholder was paid $625 of the unpaid September 2015 dividend.

NOTE 12 – EARNINGS PER SHARE OF COMMON STOCK

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of these unaudited condensed consolidated financial statements. The fully diluted earnings per share includes 16,000 shares of Series A convertible preferred stock, as disclosed in Note 11.

Basic and Diluted Net Income per share calculation	For the Three months Ended June 30,		For the Six months Ended June 30,
	2025	2024	2025	2024
Net Income to common stockholders	$636,907	$215,556	$929,570	$412,959
Weighted average shares outstanding, basic	12,800,000	12,800,000	12,800,000	12,800,000
Basic Net Income per share	$0.05	$0.02	$0.07	$0.03

Weighted average shares outstanding, diluted	12,816,000	12,816,000	12,816,000	12,816,000
Diluted Net Income per share	$0.05	$0.02	$0.07	$0.03

For the three and six months ended June 30, 2025 and 2024, there were common stock equivalents related to convertible preferred stock that had a dilutive effect of 16,000 shares.

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

The Company retains Donald P. Balzano, who is a shareholder owning 6.9% of the Company’s common stock, as legal counsel. Mr. Balzano provides legal guidance and expertise in the workers’ compensation industry on behalf of the Company. The fees paid to Mr. Balzano are recorded in Professional Fees on the unaudited condensed consolidated statement of operations. The retainer agreement with Mr. Balzano has been in place for approximately 24 years. For the six months ended June 30, 2025 and 2024, Mr. Balzano earned $72,072 and $72,072, respectively, related to the retainer agreement.

The Company’s former CFO, Kat Kubota, provides financial consulting services for the Company. Kat Kubota is the daughter of Tom Kubota, the Company’s CEO, President, Chairman of the board and majority shareholder, and sister of Lauren Kubota, the Company’s Secretary and a board member. The fees paid to Ms. Kubota are recorded in Professional Fees in the unaudited condensed consolidated income statement. This consulting arrangement commenced upon Ms. Kubota’s resignation from the CFO position with the Company on March 5, 2024. As of December 31, 2024, the amount due to Ms. Kubota of $64,183 was included in accrued expenses, and for the six months ended June 30, 2025 and 2024, Ms. Kubota earned $377 and $61,080, respectively, for such services.

NOTE 15 – EMPLOYEE RETENTION CREDIT

The employee retention credit (“ERC”), as originally enacted through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020, is a refundable credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees from March 17, 2020 to December 31, 2020. The Disaster Tax Relief Act, enacted on December 27, 2020, extended the ERC for qualified wages paid from January 1, 2021 to June 30, 2021, and the credit was increased to 70% of qualified wages an eligible employer paid to employees during the extended period. The American Rescue Plan Act of 2021, enacted on March 11, 2021, further extended the ERC through December 31, 2021. Employers are eligible for the credit if they experienced full or partial suspension or modification of operations during any calendar quarter because of governmental orders due to the pandemic or a significant decline in gross receipts based on a comparison of quarterly revenue results for 2020 and/or 2021 with the comparable quarter in 2019.

In 2023, the Company applied for the ERC through external tax consultants after determining that the Company was eligible for the credit. The Company’s ERC application was based on qualified wages paid to employees during periods in 2020 and 2021. The consulting arrangement was structured as a flat fee per employee for which the credit was applied, with payment terms providing that no fees were due until the credit was received from the Internal Revenue Service (“IRS”). Since there are no specific generally accepted accounting principles for for-profit business entities that receive government assistance that is not a loan, an income tax credit, or revenue from a contract with a customer, the Company has elected to apply International Accounting Standard (IAS) 20, “Accounting for Government Grants and Disclosure of Government Assistance,” by analogy in accordance with ASC 105-10-05-3. Under IAS 20, government grants should be recognized when there is reasonable assurance that (1) the entity will comply with the conditions attached to the grant, and (2) the grant will be received. Given the unprecedented nature of the program, the Company determined that reasonable assurance was not achieved until the refund was actually received from the IRS.

During the second quarter of 2025, the Company received ERC refund checks from the IRS totaling $488,655, which included interest in the amount of $68,854. The Company has additional ERC applications pending with the IRS for eligible periods that could result in additional refunds of up to approximately $202,657. The Company has not recognized any amounts related to these pending applications as the reasonable assurance criteria under IAS 20 have not been met. The Company will recognize any additional ERC refunds when received from the IRS and when reasonable assurance of compliance is achieved.

The Company has accounted for the $419,801 ERC refund as other income in the second quarter of 2025 when the refund was received. This presentation aligns with IAS 20’s principles for government grants that compensate for costs already incurred and expensed in prior periods. Interest income of $68,854 related to the ERC refund has been recorded separately as interest income.

The Company’s ERC eligibility remains subject to audit by the IRS for a period of five years from the date of filing. While the Company believes it has substantial support for its ERC claims and eligibility, there can be no assurance that the IRS will not challenge the Company’s eligibility or calculations during any future audit process.

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

Our business objective is to deliver value to our customers by reducing their workers’ compensation-related medical claims expenses in a manner that will ensure injured employees receive high quality healthcare, returning them to gainful employment without undue delay. According to studies conducted by auditing bodies on behalf of the California Division of Workers’ Compensation, (“DWC”), the two most significant cost drivers for workers’ compensation are claims frequency and longer than average treatment duration. Our services focus on ensuring timely medical treatment to reduce the claim duration and medical treatment costs.

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

Key trends affecting results of operations

During the second quarter of 2025, the Company received Employee Retention Credit (“ERC”) refund checks from the IRS totaling $488,655, recorded as other income of $419,801 and interest income of $68,854. This resulted in a material one-time increase to our net income and earnings per share. These funds will be taxable in the current year and have also impacted our provision for income taxes. The Company has additional ERC applications pending with the IRS for eligible periods that could result in additional refunds of approximately $202,657. The Company’s ERC eligibility remains subject to audit by the IRS for a period of five years from the date of filing. While the Company believes it has substantial support for its ERC claims and eligibility, there can be no assurance that the IRS will not challenge the Company’s eligibility or calculations during any future audit process.

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

The increase in our HCO revenue during the first six months of 2025 was due primarily to the timing of delivery of services to a significant customer that began phasing out our services during the fourth quarter of fiscal year 2024. Because we anticipate the customer’s services will be completely phased out during 2025, we expect the timing-based fluctuations in revenue from this customer to phase out, as well. As such, during the second quarter of 2025, HCO revenue decreased due to the reduction of services performed, primarily related to the significant customer completing a phase out of services.

During the first six months of 2025, we saw an increase in MPN revenue related to growth in our customers’ workforces and activity from new customers. During the first six months of 2025 we experienced an increase in medical bill review revenue due to increased review activity from new customers, when compared to the same period in 2024; however, during the second quarter of 2025, we had a decrease in medical bill review revenue due to a reduced number of requests for bill review, as compared to the same period in 2024.

The expansion of our employee advocate services to six states outside of California continues to bolster our medical case management revenues. During the first six months of 2025, we saw an increase in revenue from our employee advocate services of 91%, when compared to the same period of 2024, which drove a 28% increase in fiscal year 2025 medical case management revenue through June 30, 2025. We plan to continue to expand employee advocate services within the states we currently operate in when feasible during 2025 but cannot guarantee that we will be successful in further growing this service.

Total expenses during the first six months of 2025 increased, primarily due to increased salaries and wages for the addition of one employee, and increased data maintenance fees related to a large service at the beginning of 2025 for the customer who is completing a phase out of our services during fiscal year 2025.

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

Medical case management

Medical case management oversees the injured employees’ medical treatment to ensure that it progresses to a resolution and treatment plans are aligned from a medical perspective. Medical oversight is a collaborative process that assesses, evaluates, coordinates, implements and monitors medical treatment plans and the options and services required to meet an injured worker’s health needs. Our medical case management services are performed by nurses who are licensed by the state and have expertise in various clinical areas and backgrounds in workers’ compensation matters. We work to manage the number of nurses in our program to maintain our ratio of claims per nurse at a level that ensures timely and appropriate medical care is given to the injured worker and facilitates faster claim closures for our customers.

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

The following table sets forth, for the below indicated periods ended June 30, 2025 and 2024, respectively, the percentage each revenue item identified in our unaudited condensed consolidated financial statements contributed to total revenues during the respective period.

	For three months ended June 30,		For six months ended June 30,
	2025	2024	2025	2024
HCO	18%	26%	23%	23%
MPN	10%	9%	9%	10%
Medical bill review	5%	7%	6%	7%
Utilization review	31%	32%	29%	34%
Medical case management	36%	24%	32%	24%
Other	0%	2%	1%	2%

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

The following table sets forth, for the below indicated periods ended June 30, 2025 and 2024, respectively, the percentage each expense item identified in our unaudited condensed consolidated financial statements contributed to total expenses during the respective period.

	For three months ended June 30,		For six months ended June 30,
	2025	2024	2025	2024
Salaries and wages	51%	49%	49%	52%
Professional fees	10%	13%	13%	12%
Insurance	6%	6%	6%	6%
Outsource service fees	13%	13%	12%	14%
Data maintenance fees	4%	4%	7%	3%
General and administrative	16%	15%	13%	13%

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following represents selected components of our unaudited condensed consolidated results of operations for the three-month periods ended June 30, 2025 and 2024, respectively, together with changes from period-to-period:

	For three months ended June 30,		Amount
	2025	2024	Change	% Change
Revenues
HCO	$320,387	$398,906	$(78,519)	(20%)
MPN	170,215	144,598	25,617	18%
Medical bill review	84,332	100,683	(16,351)	(16%)
Utilization review	531,335	487,989	43,346	9%
Medical case management	617,572	369,689	247,883	67%
Other	2,700	39,222	(36,522)	(93%)
Total revenues	1,726,541	1,541,087	185,454	12%

Expenses
Salaries and wages	721,155	658,674	62,481	9%
Professional fees	142,710	174,578	(31,868)	(18%)
Insurance	89,685	78,648	11,037	14%
Outsource service fees	179,590	179,300	290	-%
Data maintenance	62,067	55,771	6,296	11%
General and administrative	227,775	202,121	25,654	13%
Total expenses	1,422,982	1,349,092	73,890	5%

Income from operations	303,559	191,995	111,564	58%

Other income (expense)
Other income	419,801	-	419,801	N/A
Interest income	172,315	107,004	65,311	61%
Total other income, net	592,116	107,004	485,112	453%

Income before taxes	895,675	298,999	596,676	200%
Income tax provision	258,768	83,443	175,325	210%

Net income	$636,907	$215,556	$421,351	195%

Revenue

HCO

During the three-month period ended June 30, 2025, HCO revenue decreased 20% compared to the same period in the prior year. The decrease in HCO revenue was primarily attributable to the termination of services performed for the customer that is completing a phase out of our services during fiscal year 2025.

MPN

MPN revenue for the three-month period ended June 30, 2025, increased by 18% compared to the same period in the prior year. The increase in MPN revenue was largely due to an increase in monthly MPN program administration fees and custom network fees resulting from the addition of a new customer, and an increase in our existing customers’ reported injuries.

Medical bill review

During the three-month period ended June 30, 2025, medical bill review revenue decreased by 16% compared to the same period in the prior year. The decrease was due to a net decrease in bill reviews performed for existing customers during the period.

Medical case management

During the three-month period ended June 30, 2025, medical case management revenue increased 67% compared to the same period in the prior year. The increase was attributable to an increase in managed claims by existing customers, an increase in employee advocate services revenue due to the continued growth of the program, an increase in billing rates for one of our customers, and increased accuracy and efficiency in our related billing processes.

Other

Other revenue for the three-month period ended June 30, 2025, decreased 93% compared to the same period in the prior year, primarily due to the discontinuance of network access fee-related services for the significant customer that is completing a phase out of our services during fiscal year 2025.

Expenses

Salaries and wages

During the three-month period ended June 30, 2025, salaries and wages increased 9% compared to the three months ended June 30, 2024. The increase was due primarily to the addition of one employee during fiscal year 2025. Given the current increased wage inflation trends, we expect salaries and wages will increase in future periods from our efforts to attract and retain employees.

Professional fees

During the three-month period ended June 30, 2025, professional fees decreased 18% compared to the three months ended June 30, 2024. The decrease in professional fees was primarily the result of decreases in accounting and legal services in the second quarter of fiscal year 2025 due to a reduced reliance on external expertise and a shift of the related activities to employees rather than consultants.

Insurance

During the three-month period ended June 30, 2025, insurance expenses increased 14% compared to the same period in the prior year due to increases in business insurance rates and health insurance costs for employees.

Data maintenance

During the three-month period ended June 30, 2025, data maintenance fees increased 11% compared to the three months ended June 30, 2024. The increase in data maintenance fees is due to an increase in costs associated with creating and sending annual and renotification letters for our customers.

General and administrative

General and administrative expenses increased by 12% during the three-month period ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to increases in vehicle expenses, dues and subscriptions, licenses and permits, and employee paid time off benefits expenses. The increases were partially offset by decreases in advertising and marketing and miscellaneous expenses.

Income from Operations

During the three-month period ended June 30, 2025, we recognized a 12% increase in total revenue and a 5% increase in total expenses. As a result, our income from operations increased $111,564, or 58% for the three months ended June 30, 2025, when compared to the three months ended June 30, 2024.

Other Income, net

During the three-month period ended June 30, 2025, other income, net increased $485,112 compared to the same period in 2024, primarily due to ERC refunds received from the Internal Revenue Service in the amount of $488,655, which includes interest of $68,854.

Income Tax Provision

We realized an increase in our income tax provision of $175,325, or 210%, during the three-month period ended June 30, 2025 compared to the same period in the prior year, which was attributable to the receipt of ERC refund checks and the increase in income from operations during that period, which increased our tax liability.

Net Income

During the three-month period ended June 30, 2025, we realized a 12% increase in total revenues, a 5% increase in total expenses, a $485,112 increase in other income, net, and a 210% increase in our provision for income tax when compared to the same period in the prior year. As a result, we realized net income of $636,907, a 195% increase in net income during the three-month period ended June 30, 2025.

Comparison of the six months ended June 30, 2025 and 2024

The following represents selected components of our unaudited condensed consolidated results of operations for the six-month periods ended June 30, 2025 and 2024, respectively, together with changes from period-to-period:

	For six months ended June 30,		Amount
	2025	2024	Change	% Change
Revenues
HCO	$814,516	$686,201	$128,315	19%
MPN	329,220	292,579	36,641	13%
Medical bill review	212,909	200,671	12,238	6%
Utilization review	1,026,377	986,643	39,734	4%
Medical case management	1,133,883	704,855	429,028	61%
Other	28,450	67,968	(39,518)	(58%)
Total revenues	3,545,355	2,938,917	606,438	21%

Expenses
Salaries and wages	1,445,570	1,330,730	114,840	9%
Professional fees	377,840	321,468	56,372	18%
Insurance	172,293	158,105	14,188	9%
Outsource service fees	353,140	347,505	5,635	2%
Data maintenance	198,182	66,502	131,680	198%
General and administrative	380,352	347,419	32,933	9%
Total expenses	2,927,377	2,571,729	355,648	14%

Income from operations	617,978	367,188	250,790	68%

Other income (expense)
Other income	419,801	-	419,801	N/A
Interest income	266,059	206,249	59,810	29%
Interest expense	(1,522)	-	(1,522)	N/A
Total other income, net	684,338	206,249	478,089	232%

Income before taxes	1,302,316	573,437	728,879	127%
Income tax provision	372,746	160,478	212,268	132%

Net income	$929,570	$412,959	$516,611	125%

Revenue

HCO

During the six-month period ended June 30, 2025, HCO revenue increased 19% compared to the same period in the prior year. The increase in HCO revenue was attributable primarily to the timing of when we completed the final annual notifications during each year for the significant customer that is completing a phase out of our services during fiscal year 2025.

MPN

MPN revenue for the six-month period ended June 30, 2025, increased by 13% compared to the same period in the prior year. The increase in MPN revenue was largely due to an increase in monthly MPN program administration fees and custom network fees resulting from the addition of a new customer, and an increase in our existing customers’ reported injuries.

Medical bill review

During the six-month period ended June 30, 2025, medical bill review revenue increased by 6% compared to the same period in the prior year. The increase was primarily due to the addition of a new customer, and an increase in requests from an existing customer, partially offset by a decrease in bill review requests from an existing customer.

Medical case management

During the six-month period ended June 30, 2025, medical case management revenue increased 61% compared to the same period in the prior year. The increase was attributable to an increase in managed claims by existing customers, an increase in employee advocate services revenue due to the continued growth of the program, an increase in billing rates for one of our customers, and increased accuracy and efficiency in our related billing processes.

Other

Other revenue for the six-month period ended June 30, 2025, decreased 58% compared to the same period in the prior year, primarily due to the discontinuance of network access fee-related services for the significant customer that is completing a phase out of our services during fiscal year 2025.

Expenses

Salaries and wages

During the six-month period ended June 30, 2025, salaries and wages increased 9% compared to the six months ended June 30, 2024. The increase was due primarily to the addition of one employee during fiscal year 2025. Given the current increased wage inflation trends, we expect salaries and wages will increase in future periods from our efforts to attract and retain employees.

Professional fees

During the six-month period ended June 30, 2025, professional fees increased 18% compared to the six months ended June 30, 2024. The increase in professional fees was primarily the result of increases in accounting and legal services during the first quarter of fiscal year 2025 associated with the transition to a new auditing firm.

Insurance

During the six-month period ended June 30, 2025, insurance expenses increased 9% compared to the same period in the prior year due to increases in business insurance rates and health insurance costs for employees.

Data maintenance

During the six-month period ended June 30, 2025, data maintenance fees increased 198% compared to the six months ended June 30, 2024. The increase in data maintenance fees was primarily due to the timing of when we completed annual and termination letters and related billing during the first quarter of 2025 for the significant customer that is completing a phase out of our services during fiscal year 2025. We expect similar future fluctuations for data maintenance fees when the timing of sending annual and termination letters for customers does not align between comparable periods.

General and administrative

General and administrative expenses increased by 9% during the six-month period ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to increases in vehicle expenses, dues and subscriptions, licenses and permits, and meals expenses. The increases were partially offset by decreases in advertising and marketing and miscellaneous expenses.

Income from Operations

During the six-month period ended June 30, 2025, we recognized a 21% increase in total revenue and a 14% increase in total expenses. As a result, our income from operations increased $250,790, or 68%, for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024.

Other Income, net

During the six-month period ended June 30, 2025, other income, net increased $478,089, primarily due to ERC refunds received from the Internal Revenue Service in the amount of $488,655, which includes interest of $68,854, combined with interest from our investment in U.S. Treasury Bills of $197,191.

Income Tax Provision

We realized an increase in our income tax provision of $212,268, or 132%, during the six-month period ended June 30, 2025 compared to the same period in the prior year, which was attributable to the receipt of ERC refund checks and the increase in income from operations during that period, which increased our tax liability.

Net Income

During the six-month period ended June 30, 2025, we realized a 21% increase in total revenues, a 14% increase in total expenses, an increase in other income, net of $478,089, and a 132% increase in our provision for income tax when compared to the same period in the prior year. As a result, we realized net income of $929,570, a 125% increase in net income during the six-month period ended June 30, 2025.

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

Cash Flow

During the six months ended June 30, 2025, we had a net increase in cash and cash equivalents of $85,372. See below for additional discussion and analysis of cash flow.

	For the six months ended June 30,
	2025 (unaudited)	2024 (unaudited)

Net cash provided by operating activities	$785,838	$143,648
Net cash (used in) investing activities	(664,536)	(181,963)
Net cash (used in) financing activities	(35,930)	105,915

Net increase in cash	$85,372	$67,600

Net cash provided by operating activities was $785,838 and $143,648 for the six months ended June 30, 2025 and 2024, respectively. This $642,190 increase in cash flow from operations during the first half of 2025 was primarily the result of higher net income partially offset by changes in working capital balances.

Net cash used in investing activities was $664,536 and $181,963 for the six months ended June 30, 2025 and 2024, respectively. The change in net cash used in investing activities was due to the purchase of US Treasury Bills during the second quarter of 2025.

Net cash provided by (used in) financing activities was ($35,930) and $105,915 for the six months ended June 30, 2025 and 2024, respectively. The change in net cash used in financing activities from period to period was primarily due to our insurance financing agreement entered into during fiscal year 2024, which matured early in fiscal year 2025.

Off-Balance Sheet Financing Arrangements

As of June 30, 2025, we had no off-balance sheet financing arrangements.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this quarterly report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed under Part I, Item 1A Risk Factors of our Annual Report.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Company Bylaws Amendments and Restatement

As previously disclosed on Current Report on Form 8-K filed with the SEC on February 14, 2018, on February 8, 2018, the board of directors of the Company approved an amendment to Section 3.02 of the Company’s Bylaws to increase the maximum number of authorized directorships from seven members to nine, and to make other immaterial corrections to spelling errors and formatting (the “February 2018 Bylaws”). However, in the Company’s quarterly and annual reports filed with the SEC after February 14, 2018, the February 2018 Bylaws were inadvertently not included as an Exhibit. A copy of the February 2018 Bylaws is filed as Exhibit 3.4 to Item 6 of this quarterly report.

On July 31, 2025, the board of directors of the Company approved an amendment to and restatement of the Company’s Bylaws (the “July 2025 Bylaws”). The July 2025 Bylaws were amended to: (i) update the minimum number of directors from two members to three members (Section 3.02), (ii) reduce the notice requirement for special meetings of the board of directors from two days to 24 hours (Section 3.09), (iii) remove the statement that the Chief Financial Officer may be removed by the Chief Executive Officer or Co-Chairmen of the board of directors (Section 4.03), (iv) remove the requirements that the Treasurer shall also be the principal financial officer and principal accounting officer of the Company (Section 4.04(d)), (v) clarify that in discharging their duties, directors and officers are entitled to rely on information and reports prepared or presented by officers or employees of Company subsidiaries (Section 5.02), and (vi) to make additional technical, conforming and/or simplifying revisions. The above summary does not purport to be complete and is qualified in its entirety by reference to the full text of the July 2025 Bylaws, a copy of which is filed as Exhibit 3.5 to Item 6 of this quarterly report and incorporated herein by reference.

Item 6. Exhibits

Exhibits. The following exhibits are filed or furnished, as applicable, as part of this quarterly report:

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation and Amendments thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Bylaws (3)
3.5	Bylaws*
3.6	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(4)
3.7	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(4)
3.8	Certificate of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock(5)
3.9	Articles of Amendment to Articles of Incorporation to affect four-shares-for-one-share forward split(6)
3.10	Articles of Amendment to Articles of Incorporation, dated December 27, 2019, including Amended Certification of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock to affect a four-shares-for-one-share forward stock split(7)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the three and six months ended June 30, 2025 and 2024 (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) the cover page.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith, as applicable.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the SEC on September 19, 2002.

(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A-2 as filed with the SEC on July 13, 2004.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on February 14, 2018.

(4)	Incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 13, 2008.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on November 22, 2016.

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on March 27, 2018.

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on January 2, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: July 31, 2025	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer,
President and Chairman of the Board
(Principal Executive, Financial and Accounting Officer)