Form 10-Q
period 2025-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2025-11-04
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 4, 2025, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited) September 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$2,178,688	$2,070,476
Investments	9,833,845	9,033,761
Accounts receivable, net	1,018,248	1,028,920
Prepaid expenses	188,035	202,117
Income tax receivable	6,645	-
Total current assets	13,225,461	12,335,274

Long-term Assets
Property and equipment, net	43,460	52,429
Deferred tax assets	16,771	37,990
Other assets	7,492	7,110
Total long-term assets	67,723	97,529
Total Assets	$13,293,184	$12,432,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$193,981	$148,051
Accrued expenses	185,863	422,973
Income tax payable	-	68,727
Dividends payable	36,250	37,000
Insurance financing	-	35,305
Unearned revenue	37,315	33,544
Total current liabilities	453,409	745,600

Commitments and Contingencies

Stockholders’ Equity
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	16	16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding at September 30, 2025, and December 31, 2024	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	12,410,902	11,258,330
Total stockholders’ equity	12,839,775	11,687,203

Total Liabilities and Stockholders’ Equity	$13,293,184	$12,432,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended September 30,		For nine months ended September 30,
	2025	2024	2025	2024
Revenues
HCO	$205,793	$275,728	$1,020,309	$961,929
MPN	171,479	166,606	500,699	459,185
Medical bill review	89,479	111,433	302,388	312,105
Utilization review	580,247	531,527	1,606,624	1,518,170
Medical case management	535,486	383,399	1,669,369	1,088,254
Other	4,500	32,144	32,950	100,112
Total revenues	1,586,984	1,500,837	5,132,339	4,439,755

Expenses
Salaries and wages	670,249	734,674	2,102,731	2,048,216
Professional fees	235,952	157,641	613,791	479,110
Insurance	90,379	90,118	262,671	248,223
Outsource service fees	196,885	175,395	550,025	522,901
Data maintenance	2,340	8,783	200,522	75,285
General and administrative	186,142	182,649	579,582	547,257
Total expenses	1,381,947	1,349,260	4,309,322	3,920,992

Income from operations	205,037	151,577	823,017	518,763

Other income (expense)
Other income (Note 15)	1,870	-	421,669	-
Interest income	103,202	113,634	369,261	319,883
Interest expense	-	-	(1,522)	-
Total other income, net	105,072	113,634	789,408	319,883

Income before taxes	310,109	265,211	1,612,425	838,646
Income tax provision	87,107	90,348	459,853	250,824

Net income	$223,002	$174,863	$1,152,572	$587,822

Basic earnings per share:
Net Income per share amount	$0.02	$0.01	$0.09	$0.05
Weighted average shares outstanding, basic	12,800,000	12,800,000	12,800,000	12,800,000

Fully diluted earnings per share:
Net Income per share amount	$0.02	$0.01	$0.09	$0.05
Weighted average shares outstanding, diluted	12,816,000	12,816,000	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2023	16,000	$16	12,800,000	$12,800	$416,057	$10,374,746	$10,803,619

Net income	-	-	-	-	-	197,403	197,403

Balance March 31, 2024	16,000	$16	12,800,000	$12,800	$416,057	$10,572,149	$11,001,022

Net income	-	-	-	-	-	215,556	215,556

Balance June 30, 2024	16,000	$16	12,800,000	$12,800	$416,057	$10,787,705	$11,216,578

Net income	-	-	-	-	-	174,863	174,863

Balance September 30, 2024	16,000	$16	12,800,000	$12,800	$416,057	$10,962,568	$11,391,441

Balance December 31, 2024	16,000	$16	12,800,000	$12,800	$416,057	$11,258,330	$11,687,203

Net income	-	-	-	-	-	292,663	292,663

Balance March 31, 2025	16,000	$16	12,800,000	$12,800	$416,057	$11,550,993	$11,979,866

Net income	-	-	-	-	-	636,907	636,907

Balance June 30, 2025	16,000	$16	12,800,000	$12,800	$416,057	$12,187,900	$12,616,773

Net income	-	-	-	-	-	$223,002	$223,002

Balance September 30, 2025	16,000	$16	12,800,000	$12,800	$416,057	$12,410,902	$12,839,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from Operating Activities
Net income	$1,152,572	$587,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,386	26,925
Provision for credit losses	(415)	(20,952)
Noncash interest on investments	(144,058)	(143,634)
Deferred taxes	21,219	-

Changes in operating assets and liabilities
Accounts receivable	11,087	(53,465)
Other assets	(382)	(12,147)
Prepaid expenses	14,082	(42,822)
Income tax receivable	(6,645)	-
Accounts payable	45,930	15,163
Accrued expenses	(237,110)	72,815
Income tax payable / receivable	(68,727)	(328,991)
Unearned revenue	3,771	6,396
Net cash provided by operating activities	$809,710	$107,110

Cash flows from Investing Activities
Proceeds from investments	9,033,761	7,877,752
Purchase of investments	(9,689,787)	(8,053,936)
Purchase of property and equipment	(9,417)	(7,460)
Net cash used in investing activities	$(665,443)	$(183,644)

Cash flows from Financing Activities
Payment of cash dividends	(750)	-
Cash received from insurance financing agreement	-	139,791
Payments made on insurance financing agreement	(35,305)	(69,181)
Net cash provided by (used in) financing activities	$(36,055)	$70,610
Net increase (decrease) in cash and cash equivalents	108,212	(5,924)

Cash and cash equivalents at beginning of period	2,070,476	2,493,979
Cash and cash equivalents at end of period	$2,178,688	$2,488,055

Supplemental Cash flow Information
Cash paid for:
Interest	$1,522	$-
Income taxes	522,304	598,000

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

While management believes the disclosures and information presented are adequate to make the information not misleading, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2024. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

PHCO is a workers’ compensation cost containment company providing a range of services principally to California employers and claims administrators. The Company was incorporated under the laws of the state of Utah in April 1970, under the name Clear Air, Inc. The Company changed its name to Pacific Health Care Organization, Inc., in January 2001. In February 2001, the Company acquired Medex, a California corporation organized in March 1994, in a share for share exchange. Medex is a wholly owned subsidiary of the Company. Medex is in the business of managing and administering both Health Care Organizations (“HCO”) and Medical Provider Networks (“MPN”) in the state of California and providing workers’ compensation carve-out and Medicare set-aside services. In March 2011, the Company incorporated MMC, a Nevada corporation, as a wholly owned subsidiary of the Company. MMC oversees and manages the Company’s utilization review and bill review services. In February 2012, the Company incorporated MMM, a Nevada corporation, as a wholly owned subsidiary of the Company. MMM is responsible for overseeing and managing medical case management. The Company discontinued lien representation services in the third quarter of 2023 due to the lack of demand.

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

Revenues are generated as services are provided to the customer based on the agreed upon sales price in accordance with customers’ contracts. Contracts are typically written for an initial annual period with automatic renewals on an annual or monthly basis, cancellable with 30 to 90 days’ notice, except as required by law for the Company’s HCO and MPN services, which require up to 180 days’ notice in some cases. When performing services for a public entity customer, the Company may be required to agree to the contract terms of the customer which are typically aligned with specific laws and regulations governing the customer.

The Company’s customers are typically large, well-established businesses with a significant workforce. The Company determines whether it is probable to collect substantially all of the consideration for services based on the creditworthiness of the customers at the time of commencing services.

The Company offers multiple services under its workers’ compensation cost containment specialty service lines. The Company typically provides a menu of offerings from which the customer may choose to purchase as bundled managed care, standalone services, or add-on ancillary services. The price of each service is separate and distinct and provides a separate and distinct value to the customer. Pricing is generally consistent for each service irrespective of the other services or quantities requested by the customer. Bundled managed care contracts are therefore accounted for as separate performance obligations. Customers are typically invoiced monthly in arrears or annually in advance, depending on the service provided and the customer’s preferences, and payment is due within 30 days. In cases where a customer is invoiced annually prior to services being rendered or remits payment in advance, typically for the Company’s HCO/MPN services, the Company records the cash collected as unearned revenue and recognizes the revenue over the contract term as services are rendered.

Contracts with customers often include promises to transfer multiple products and services to a customer, referred to as distinct performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

The Company allocates revenue to each performance obligation based on its stand-alone selling price (SSP). Judgment is required to determine unobservable SSP for each distinct performance obligation as most services provided by the Company are not directly observable. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company determines SSP using a cost-plus margin approach. Discounts and other concessions are rarely awarded and returns and refunds are not part of the normal course of business.

As of January 1, 2024, the balance of accounts receivable, net and unearned revenue was $1,020,580 and $30,919, respectively.

The Company recognizes revenue as described below for each type of service.

HCO/MPN

An HCO is a network of health care providers specializing in the treatment of workplace injuries and in back-to-work rehabilitation for the Company’s customers’ injured employees. HCOs provide injured employees with a network of health care providers in the event of a workers’ compensation injury, while providing their employer (the Company’s customer) control over medical treatment and costs. Like an HCO, an MPN is a network of health care providers, but health care providers participating in MPNs are not required to have the same level of medical expertise in treating workplace injuries. As a licensed HCO and approved MPN, in addition to offering HCO and MPN programs, the Company is also able to offer its customers a combination of the HCO and MPN programs.

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

For the nine months ended September 30, 2025 and 2024, the Company’s HCO programs generated approximately $459,468 and $449,145, respectively, from services performed over time and approximately $560,841 and $512,784, respectively, from services performed at a point in time.

For the nine months ended September 30, 2025 and 2024, the Company’s MPN programs generated approximately $384,973 and $353,850, respectively, from services performed over time and approximately $115,725 and $105,335, respectively, from services performed at a point in time.

Medical Bill Review

Medical bills are one of the biggest expenses that an employer’s workers’ compensation insurance company must pay for. To curtail these expenses, the Company’s customers utilize medical bill review services to review medical bills for services rendered to an injured employee. The Company provides professional analysis of medical provider services and equipment billing to ascertain proper reimbursement.

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

The Company considers all short-term, highly liquid investments that are readily convertible, within three months of origination, to known amounts as cash equivalents. As of September 30, 2025, and December 31, 2024, the Company had no cash equivalents.

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

The amortized cost basis, gross unrealized gains and losses, and fair value of the Company’s held-to-maturity securities at September 30, 2025 and December 31, 2024 are shown below.

	Held-to-maturity securities
September 30, 2025	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Bills	$9,833,845	$7,589	$-	9,841,434

Totals	$9,833,845	$7,589	$-	9,841,434

December 31, 2024
U.S. Treasury Bills	$9,033,761	$7,743	$-	$9,041,504

Totals	$9,033,761	$7,743	$-	$9,041,504

The amortized cost basis and fair value of the Company’s securities at September 30, 2025, by contractual maturity, are shown below.

September 30, 2025	Amortized Cost	Fair Value
Held-to-maturity securities
Due in one year or less	$9,833,845	$9,841,434
	$9,833,845	$9,841,434

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

H.	Accounts Receivable and Allowance for Credit

In the normal course of business, the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for credit losses. The Company ages its receivables by date of invoice. Management reviews the allowance for credit loss quarterly and evaluates the balance of accounts receivable based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When a specific account is deemed uncollectible, the Company charges off the receivable against the allowance for credit loss. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. To assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for credit losses is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, and past-due amounts. At September 30, 2025, and December 31, 2024, the Company had an allowance for credit losses of $12,093 and $12,489, respectively.

A roll-forward of the Company’s allowance for credit losses for the nine-month periods ended is as follows:

	September 30, 2025	September 30, 2024
Allowance for credit losses, beginning of period	$12,489	$32,814
Current period provision	(415)	(20,952)
Write-off	-	-
Recovery	19	-
Allowance for credit losses, end of period	$12,093	$11,862

I.	Concentrations of Risk

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

Major Customers

During the nine months ended September 30, 2025, two major customers who represented 10% or more of operating revenue accounted for approximately 34% of the Company’s total sales, whereas during the nine months ended September 30, 2024, three major customers who represented 10% or more of operating revenue accounted for approximately 43% of total sales. Below are the respective percentages of total operating revenue that each of these customers represented during the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Customer A	23%	21%
Customer B	11%	11%
Customer C	-%	11%

During the three months ended September 30, 2025, three major customers who represented 10% or more of operating revenue accounted for approximately 45% of the Company’s total sales, whereas during the three months ended September 30, 2024, three major customers who represented 10% or more of operating revenue accounted for approximately 40% of total sales. Below are the respective percentages of total operating revenue that each of these customers represented during the three months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Customer A	22%	19%
Customer B	13%	11%
Customer C	10%	10%

The percentages of the amounts due from major customers who represented 10% or more of total accounts receivable as of September 30, 2025 and December 31, 2024, are as follows:

	September 30, 2025	December 31, 2024
Customer A	24%	20%
Customer B	17%	15%
Customer C	15%	10%
Customer D	11%	-%

J.	Leases

On April 1, 2022, the Company moved office locations from 1201 Dove Street, Suite 300 in Newport Beach, California to 19800 MacArthur Boulevard, Suites 306 and 307, in Irvine, California. The Company’s current lease was set to expire as of March 31, 2025, but was renewed on December 10, 2024 for an additional 12-month lease, with a new expiration of March 31, 2026 with no extension options.

The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for all leases. As of September 30, 2025 and December 31, 2024, there were no operating lease right-of-use assets or liabilities. The Company elected to not apply the requirements of ASC 842 for short-term leases. Short-term leases are defined as leases that, at the commencement date, have a lease term of 12 months or less. Lease expense is recognized on a straight-line basis over the lease term. If a Company lease does not provide an implicit rate, the Company develops an estimated incremental borrowing rate at the commencement date based on the estimated rate at which it would borrow, in the current economic environment, an amount equal to the lease payments over a similar term on a collateralized basis which is used to determine the present value of lease payments. The Company had no finance leases at September 30, 2025 and December 31, 2024.

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

General and administrative expenses include fees for advertising, charity, depreciation, bad debt and recoveries, rent expense for office, shareholders’ expense, auto expenses, bank charges, dues and subscriptions, education, equipment/repairs, IT enhancement and internet expenses, licenses and permits, office supplies, parking, postage and delivery, printing and reproduction, rent expense for equipment, telephone and travel expenses and entertainment costs.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Scheduled below are the assets, costs, and accumulated depreciation at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Computer equipment	$253,936	$244,519
Furniture and fixtures	13,284	13,284
Totals	$267,220	$257,803
Less: accumulated depreciation	(223,760)	(205,374)
Total Property and Equipment, net	$43,460	$52,429

Depreciation expense for the nine months ended September 30, 2025 and 2024, totaled $18,386 and $26,925, respectively.

NOTE 5 – LEASES

The Company rents office space at 19800 MacArthur Boulevard, Suites 306 and 307, in Irvine, California. This lease was to expire as of March 31, 2025, but was renewed on December 10, 2024, for an additional 12 months, with a new expiration of March 31, 2026. The lease provides 320 square feet of office space for the executive team and a shared office space for key employees to use as needed. All other employees will continue to work remotely.

Lease expenses were $37,722 and $34,941 during the nine-month periods ended September 30, 2025 and 2024, respectively.

NOTE 6 – ACCRUED EXPENSES

As of September 30, 2025 and December 31, 2024, accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Salaries and wages	$90,463	$130,960
Compensated absences	74,330	193,525
Legal fees	-	2,964
Accounting fees	100	64,183
Sales commissions	12,616	19,558
Other	8,354	11,783
Total	$185,863	$422,973

NOTE 7 – INSURANCE FINANCING AGREEMENT

The Company entered into an insurance policy finance arrangement for business insurance coverage effective May 2024. The agreement matured in March 2025 and had monthly payments of principal and interest of approximately $12,276 with interest at 9.3%.

NOTE 8 – INCOME TAXES

For the three months ended September 30, 2025, the Company recognized expense from income taxes of $87,107, representing an effective tax rate of 28.1%. For the nine months ended September 30, 2025, the Company recognized expense from income taxes of $459,853, representing an effective tax rate of 28.5%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0% due to state taxes, permanent items, and discrete items. For the three months ended September 30, 2024, the Company recognized expense from income taxes of $90,348. For the nine months ended September 30, 2024, the Company recognized expense from income taxes of $250,824.

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

The Company has two classes of stock. The Company had 800,000,000 shares of voting common stock authorized, and 12,800,000 shares issued and outstanding at both September 30, 2025 and 2024. The Articles of Incorporation of the Company, as amended, also authorizes 5,000,000 shares of $0.001 par value preferred stock, which may be issued in one or more series, with designation, rights and privileges of such preferred stock to be set by the board of directors of the Company from time to time. On November 21, 2016, the board of directors of the Company approved a Certificate of Designation of Rights, Privileges and Preferences of Series A convertible preferred stock and authorized the Company’s officers to file such with the Utah Division of Corporations and Commercial Code to create the Series A convertible preferred stock. The Series A convertible preferred stock has a par value of $0.001 and consists of 40,000 shares, and may be converted into common stock on a one-share for one-share basis at the election of the holder thereof. The holders of Series A convertible preferred stock are entitled to vote with the common stockholders on all matters brought for approval of the common stockholders. In connection with any such matter, each outstanding share of Series A convertible preferred stock is entitled to 20,000 votes of common stock of the Company. In the event of a liquidation, dissolution or winding up of the Company, the Series A convertible preferred stock shall rank in parity with the Company’s common stock. Holders of Series A convertible preferred stock are entitled to receive dividends, when, as and if declared by the board of directors. The Series A convertible preferred stock shall rank in parity with the Company’s common stock as to any dividends. As of September 30, 2025 and 2024, 16,000 shares of the Series A convertible preferred stock were outstanding.

The Company purchased no shares of treasury stock during the nine-month periods ended September 30, 2025 and 2024. The Company does not have a plan to repurchase outstanding shares of common stock.

As of September 30, 2025 and December 31, 2024, the Company had dividends payable of $36,250 and $37,000, respectively, from a dividend declared in September 2015. Between December 31, 2024, and September 30, 2025 two shareholders were paid a total of $750 of the unpaid September 2015 dividend.

NOTE 12 – EARNINGS PER SHARE OF COMMON STOCK

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of these unaudited condensed consolidated financial statements. The fully diluted earnings per share includes 16,000 shares of Series A convertible preferred stock, as disclosed in Note 11.

Basic and Diluted Net Income per share calculation	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2025	2024	2025	2024
Net Income to common stockholders	$223,002	$174,863	$1,152,572	$587,822
Weighted average shares outstanding, basic	12,800,000	12,800,000	12,800,000	12,800,000
Basic Net Income per share	$0.02	$0.01	$0.09	$0.05

Weighted average shares outstanding, diluted	12,816,000	12,816,000	12,816,000	12,816,000
Diluted Net Income per share	$0.02	$0.01	$0.09	$0.05

For the three and nine months ended September 30, 2025, and 2024, there were common stock equivalents related to convertible preferred stock that had a dilutive effect of 16,000 shares.

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

The Company retained Donald P. Balzano, a shareholder owning 6.9% of the Company’s common stock, as legal counsel until he passed away in September 2025. Mr. Balzano provided legal guidance and expertise in the workers’ compensation industry on behalf of the Company. The fees paid to Mr. Balzano are recorded in Professional Fees on the unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2025 and 2024, Mr. Balzano earned $108,108 and $108,108, respectively, related to the retainer agreement.

The Company’s former CFO and board member, Kat Kubota, provides financial consulting services for the Company. Kat Kubota is the daughter of Tom Kubota, the Company’s CEO, President, Chairman of the board and majority shareholder. The fees paid to Ms. Kubota are recorded in Professional Fees in the unaudited condensed consolidated income statement. This consulting arrangement commenced upon Kat Kubota’s resignation from the CFO position with the Company on March 5, 2024. As of December 31, 2024, the amount due to Kat Kubota of $64,183 was included in accrued expenses, and for the nine months ended September 30, 2025 and 2024, Ms. Kubota earned $415 and $64,003, respectively, for such services.

The Company’s former Vice President, Secretary and board member, Lauren Kubota, resigned from her positions with the Company during the third quarter of 2025. After her resignation, Lauren Kubota provided consulting services for the Company. The consulting arrangement commenced on August 4, 2025 and expired on August 31, 2025. Ms. Kubota earned a total of $3,768 for such services. Lauren Kubota is the daughter of Tom Kubota, the Company’s CEO, President, Chairman of the board and majority shareholder.

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

During the first nine months of 2025, the Company received ERC refund checks from the IRS totaling $488,655, which included interest in the amount of $68,854. The Company has additional ERC applications pending with the IRS for eligible periods that could result in additional refunds of up to approximately $202,657. The Company has not recognized any amounts related to these pending applications as the reasonable assurance criteria under IAS 20 have not been met. The Company will recognize any additional ERC refunds when received from the IRS and when reasonable assurance of compliance is achieved. The Company has accounted for the $419,801 ERC refund as other income in the first nine months of 2025. This presentation aligns with IAS 20’s principles for government grants that compensate for costs already incurred and expensed in prior periods. Interest income of $68,854 related to the ERC refund has been recorded separately as interest income. The Company’s ERC eligibility remains subject to audit by the IRS for a period of five years from the date of filing. While the Company believes it has substantial support for its ERC claims and eligibility, there can be no assurance that the IRS will not challenge the Company’s eligibility or calculations during any future audit process.

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

One should not place undue reliance on forward-looking statements. Forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and apply only as of the date of this quarterly report or the respective dates of the documents it incorporates by reference. Neither we nor any other person assumes any responsibility for the accuracy or completeness of forward-looking statements. Further, except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or a change in events, conditions, circumstances, or assumptions underlying such statements, or otherwise.

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

Our business objective is to deliver value to our customers by reducing their workers’ compensation-related medical claims expenses in a manner that will ensure injured employees receive high quality healthcare, returning them to gainful employment without undue delay. According to studies conducted by auditing bodies on behalf of the California Division of Workers’ Compensation (“DWC”), the two most significant cost drivers for workers’ compensation are claims frequency and longer than average treatment duration. Our services focus on ensuring timely medical treatment to reduce the claim duration and medical treatment costs.

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

Our business has a long sales cycle, typically eight months or more. Once we have established a customer relationship and enrolled the employees of our employer customers, we anticipate our revenue to adjust with the growth or retraction of our customers’ employee headcount. We also expect growth and contraction of employee headcounts throughout the year as we gain new customers and lose existing customers. The reasons for customer terminations vary but include when a customer opts to use a different workers’ compensation administration vendor; engages an insurance carrier or third-party administrator that uses a different workers’ compensation administration vendor; and when our contract ends with state and local governments and they are required to engage in a public bidding process for their workers’ compensation administration vendor.

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

The increase in our HCO revenue during the first nine months of 2025 was due primarily to the timing of delivery of services to a significant customer that began phasing out our services during the fourth quarter of fiscal year 2024. Because we anticipate the customer’s services will be completely phased out during 2025, we expect the timing-based fluctuations in revenue from this customer to phase out, as well. During the third quarter of 2025, HCO revenue decreased due to the reduction of services performed, primarily related to the significant customer completing its phase out of services.

During the first nine months of 2025, we saw an increase in MPN revenue related to growth in our customers’ workforces and activity from new customers. During the first nine months of 2025 we experienced a decrease in medical bill review revenue due to decreased review activity from existing customers, when compared to the same period in 2024.

The expansion of our employee advocate services to six states outside of California continues to bolster our medical case management revenues. During the first nine months of 2025, we saw an increase in revenue from our employee advocate services of 78%, when compared to the same period of 2024, which contributed to a 53% increase in overall medical case management revenues for the nine months ended September 30, 2025. We plan to continue to expand employee advocate services within the states we currently operate in when feasible during 2025 but cannot guarantee that we will be successful in further growing this service.

Total expenses during the first nine months of 2025 increased, primarily due to increased salaries and wages for the addition of one employee, increased professional fees due to transitioning to a new auditing firm and the retention of a consultant to serve as interim Assistant Controller, and increased data maintenance fees related to a large service at the beginning of 2025 for the customer who is completing a phase out of our services during fiscal year 2025.

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

The following table sets forth, for the below indicated periods ended September 30, 2025 and 2024, respectively, the percentage each revenue item identified in our unaudited condensed consolidated financial statements contributed to total revenues during the respective period.

	For three months ended September 30,		For nine months ended September 30,
	2025	2024	2025	2024
HCO	12%	18%	20%	22%
MPN	11%	11%	10%	10%
Medical bill review	6%	7%	6%	7%
Utilization review	37%	35%	31%	34%
Medical case management	34%	26%	32%	25%
Other	-%	3%	1%	2%

Expense

Salaries and wages

Salaries and wages reflect employment-related compensation we pay to our employees, payroll processing, payroll taxes, vacation expense, and commissions.

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

Data maintenance fees

Data maintenance fees include fees we pay to a third party to process HCO annual and new hire employee enrolments and notifications. HCO employee enrolment and notification fees fluctuate throughout the year because of the varied timing of customer enrolment in our HCO program, the number of employees our customers have in their workforce, the number of new hires throughout the year, and the number of new workers’ compensation claims.

General and administrative

General and administrative expenses consist primarily of depreciation, bad debt, dues and subscriptions, IT enhancement, meals, travel, and entertainment, office rent, telephone, licenses and permits, miscellaneous, advertising and marketing, auto expenses, bank charges and fees, education, parking, postage and delivery, shareholders’ expense, equipment repairs and office supplies.

The following table sets forth, for the below indicated periods ended September 30, 2025, and 2024, respectively, the percentage each expense item identified in our unaudited condensed consolidated financial statements contributed to total expenses during the respective period.

	For three months ended September 30,		For nine months ended September 30,
	2025	2024	2025	2024
Salaries and wages	49%	53%	49%	52%
Professional fees	17%	12%	14%	12%
Insurance	7%	7%	6%	7%
Outsource service fees	14%	13%	13%	13%
Data maintenance fees	-%	1%	5%	2%
General and administrative	13%	14%	13%	14%

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following represents selected components of our unaudited condensed consolidated results of operations for the three-month periods ended September 30, 2025, and 2024, respectively, together with changes from period-to-period:

	For three months ended September 30,		Amount
	2025	2024	Change	% Change
Revenues
HCO	$205,793	$275,728	$(69,935)	(25%)
MPN	171,479	166,606	4,873	3%
Medical bill review	89,479	111,433	(21,954)	(20%)
Utilization review	580,247	531,527	48,720	9%
Medical case management	535,486	383,399	152,087	40%
Other	4,500	32,144	(27,644)	(86%)
Total revenues	1,586,984	1,500,837	86,147	6%

Expenses
Salaries and wages	670,249	734,674	(64,425)	(9%)
Professional fees	235,952	157,641	78,311	50%
Insurance	90,379	90,118	261	-
Outsource service fees	196,885	175,395	21,490	12%
Data maintenance	2,340	8,783	(6,443)	(73%)
General and administrative	186,142	182,649	3,493	2%
Total expenses	1,381,947	1,349,260	32,687	2%

Income from operations	205,037	151,577	53,460	35%

Other income (expense)
Other income	1,870	-	1,870	N/A
Interest income	103,202	113,634	(10,432)	(9%)
Total other income, net	105,072	113,634	(8,562)	(9%)

Income before taxes	310,109	265,211	44,898	17%
Income tax provision	87,107	90,348	(3,241)	(4%)

Net income	$223,002	$174,863	$48,139	28%

Revenue

HCO

During the three-month period ended September 30, 2025, HCO revenue decreased 25% compared to the same period in the prior year. The decrease in HCO revenue was primarily attributable to the termination of services performed for the customer that is completing a phase out of our services during fiscal year 2025.

Medical bill review

During the three-month period ended September 30, 2025, medical bill review revenue decreased 20% compared to the same period in the prior year. The decrease was due to a net decrease in bill reviews performed for existing customers during the period.

Utilization review

During the three-month period ended September 30, 2025, utilization review revenue increased 9%, compared to the same period in the prior year. The increase in utilization review revenue was due to increased referrals for requests for authorization from existing customers.

Medical case management

During the three-month period ended September 30, 2025, medical case management revenue increased 40% compared to the same period in the prior year. The increase was attributable to an increase in managed claims by existing customers, an increase in employee advocate services revenue due to the continued growth of the program, an increase in billing rates for one of our customers, and increased accuracy and efficiency in our related billing processes.

Other

Other revenue for the three-month period ended September 30, 2025, decreased 86% compared to the same period in the prior year, primarily due to the discontinuance of network access fee-related services for the significant customer that is completing a phase out of our services during fiscal year 2025.

Expenses

Salaries and wages

During the three-month period ended September 30, 2025, salaries and wages decreased 9% compared to the three months ended September 30, 2024. The decrease was due primarily to the loss of six employees in the third quarter 2025 compared to the third quarter 2024. We intend to replace most of those employees in the coming months and, as a result, expect salaries and wages to return to previous levels.

Professional fees

During the three-month period ended September 30, 2025, professional fees increased 50% compared to the three months ended September 30, 2024. The increase in professional fees was primarily the result of increases in accounting fees due to the retention of a consultant to serve as interim Assistant Controller.

Outsource service fees

During the three-month period ended September 30, 2025, outsource service fees increased 12% compared to the three months ended September 30, 2024. The increase is primarily due to an increase in demand for utilization review services which resulted in the Company incurring more costs.

Data maintenance

During the three-month period ended September 30, 2025, data maintenance fees decreased 73% compared to the three months ended September 30, 2024. The decrease in data maintenance fees is primarily due to the timing of when we completed annual letters for a significant customer. We expect similar future fluctuations for data maintenance fees when the timing of sending annual letters for customers does not align between comparable periods.

General and administrative

General and administrative expenses increased by 2% during the three-month period ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to an increase in meals, travel, and entertainment expenses partially offset by a decrease in fines and penalties expenses.

Income from Operations

During the three-month period ended September 30, 2025, we recognized a 6% increase in total revenue whereas total expenses increased 2% year-over-year for the comparable period. As a result, our income from operations increased $53,460, or 35%, for the three months ended September 30, 2025, when compared to the three months ended September 30, 2024.

Other Income, net

During the three-month period ended September 30, 2025, other income, net decreased $8,562 compared to the same period in 2024, primarily due to a decrease in interest income of $10,432.

Net Income

During the three-month period ended September 30, 2025, we realized a 6% increase in total revenues, along with a 2% increase in total expenses, an $8,562 decrease in other income, net, and a 4% decrease in our provision for income tax when compared to the same period in the prior year. As a result, we realized net income of $223,002, a 28% increase in net income during the three-month period ended September 30, 2025 compared to the same period in the prior year.

Comparison of the nine months ended September 30, 2025 and 2024

The following represents selected components of our unaudited condensed consolidated results of operations for the nine-month periods ended September 30, 2025 and 2024, respectively, together with changes from period-to-period:

	For nine months ended September 30,		Amount
	2025	2024	Change	% Change
Revenues
HCO	$1,020,309	$961,929	$58,380	6%
MPN	500,699	459,185	41,514	9%
Medical bill review	302,388	312,105	(9,717)	(3%)
Utilization review	1,606,624	1,518,170	88,454	6%
Medical case management	1,669,369	1,088,254	581,115	53%
Other	32,950	100,112	(67,162)	(67%)
Total revenues	5,132,339	4,439,755	692,584	16%

Expenses
Salaries and wages	2,102,731	2,048,216	54,515	3%
Professional fees	613,791	479,110	134,681	28%
Insurance	262,671	248,223	14,448	6%
Outsource service fees	550,025	522,901	27,124	5%
Data maintenance	200,522	75,285	125,237	166%
General and administrative	579,582	547,257	32,325	6%
Total expenses	4,309,322	3,920,992	388,330	10%

Income from operations	823,017	518,763	304,254	59%

Other income (expense)
Other income	421,669	-	421,669	N/A
Interest income	369,261	319,883	49,378	15%
Interest expense	(1,522)	-	(1,522)	N/A
Total other income, net	789,408	319,883	469,525	147%

Income before taxes	1,612,425	838,646	773,778	92%
Income tax provision	459,853	250,824	209,029	83%

Net income	$1,152,572	$587,822	$564,750	96%

Revenue

HCO

During the nine-month period ended September 30, 2025, HCO revenue increased 6% compared to the same period in the prior year. The increase in HCO revenue was attributable primarily to the timing of when we completed the final annual notifications during each year for the significant customer that is completing a phase out of our services during fiscal year 2025.

MPN

MPN revenue for the nine-month period ended September 30, 2025, increased by 9% compared to the same period in the prior year. The increase in MPN revenue was largely due to an increase in monthly MPN program administration fees and custom network fees resulting from the addition of a new customer, and an increase in our existing customers’ reported injuries.

Utilization review

During the nine-month period ended September 30, 2025, utilization review revenue increased 6%, compared to the same period in the prior year. The increase in utilization review revenue was due to increased referrals for requests for authorization from existing customers.

Medical case management

During the nine-month period ended September 30, 2025, medical case management revenue increased 53% compared to the same period in the prior year. The increase was attributable to an increase in managed claims by existing customers, an increase in employee advocate services revenue due to the continued growth of the program, an increase in billing rates for one of our customers, and increased accuracy and efficiency in our related billing processes.

Other

Other revenue for the nine-month period ended September 30, 2025, decreased 67% compared to the same period in the prior year, primarily due to the discontinuance of network access fee-related services for the significant customer that is completing a phase out of our services during fiscal year 2025.

Expenses

Professional fees

During the nine-month period ended September 30, 2025, professional fees increased 28% compared to the nine months ended September 30, 2024. The increase in professional fees was primarily the result of increases in accounting and legal services during the first quarter of fiscal year 2025 associated with the transition to a new auditing firm and the retention of a consultant to serve as interim Assistant Controller.

Insurance

During the nine-month period ended September 30, 2025, insurance expenses increased 6% compared to the same period in the prior year due to increases in business insurance rates and health insurance costs for employees.

Outsource service fees

During the nine-month period ended September 30, 2025, outsource service fees increased 5% compared to the nine months ended September 30, 2024. The increase is primarily due to an increase in demand for utilization review services which resulted in the Company incurring more costs.

Data maintenance

During the nine-month period ended September 30, 2025, data maintenance fees increased 166% compared to the nine months ended September 30, 2024. The increase in data maintenance fees was primarily due to the timing of when we completed annual and termination letters and related billing during the first quarter of 2025 for the significant customer that is completing a phase out of our services during fiscal year 2025. We expect similar future fluctuations for data maintenance fees when the timing of sending annual and termination letters for customers does not align between comparable periods.

General and administrative

General and administrative expenses increased by 6% during the nine-month period ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to increases in dues and subscriptions, licenses and permits, meals, travel, and entertainment, and bad debt expenses, partially offset by decreases in advertising and marketing, and miscellaneous expenses.

Income from Operations

During the nine-month period ended September 30, 2025, we recognized a 16% increase in total revenue, whereas total expenses increased by 10%. As a result, our income from operations increased $304,254, or 59%, for the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024.

Other Income, net

During the nine-month period ended September 30, 2025, other income, net increased $469,525, primarily due to ERC refunds received from the Internal Revenue Service in the amount of $488,655, which includes interest of $68,854, combined with interest from our investment in U.S. Treasury Bills of $300,298.

Income Tax Provision

We realized an increase in our income tax provision of $209,029, or 83%, during the nine-month period ended September 30, 2025 compared to the same period in the prior year, which was attributable to the receipt of ERC refund checks and the increase in income from operations during that period, which increased our tax liability.

Net Income

During the nine-month period ended September 30, 2025, we realized a 16% increase in total revenues, a 10% increase in total expenses, an increase in other income, net of $469,525 and an 83% increase in our provision for income tax when compared to the same period in the prior year. As a result, we realized net income of $1,152,572, a 96% increase in net income during the nine-month period ended September 30, 2025.

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

Cash Flow

During the nine months ended September 30, 2025, we had a net increase in cash and cash equivalents of $108,212. See below for additional discussion and analysis of cash flow.

	For the nine months ended September 30,
	2025 (unaudited)	2024 (unaudited)

Net cash provided by operating activities	$809,710	$107,110
Net cash (used in) investing activities	(665,443)	(183,644)
Net cash provided by (used in) financing activities	(36,055)	70,610

Net increase (decrease) in cash and cash equivalents	$108,212	$(5,924)

Net cash provided by operating activities was $809,710 and $107,110 for the nine months ended September 30, 2025 and 2024, respectively. This $702,600 increase in cash flow from operations during the nine months of 2025 was primarily the result of higher net income partially offset by changes in working capital balances.

Net cash used in investing activities was $665,443 and $183,644 for the nine months ended September 30, 2025 and 2024, respectively. The change in net cash used in investing activities was due to increased investment in US Treasury Bills during the first nine months of 2025 compared to the same period in 2024, slightly offset by higher proceeds from the sale of investments.

Net cash used in financing activities was $36,055 for the nine months ended September 30, 2025, whereas net cash provided by financing activities for the nine months ended September 30, 2024 was $70,610. The change in net cash used in financing activities from period to period was primarily due to our insurance financing agreement entered into during fiscal year 2024, which matured early in fiscal year 2025.

Off-Balance Sheet Financing Arrangements

As of September 30, 2025, we had no off-balance sheet financing arrangements.

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

For more detailed information about our critical accounting estimates, see “Critical Accounting Estimates” under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this quarterly report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported on Form 8-K filed with the SEC on September 23, 2025, on September 16, 2025, the Company’s wholly owned subsidiaries, Medex and MMM, each filed a lawsuit in the Superior Court of the State of California, County of Orange.

Medex’s lawsuit names David Kim, the former Chief Operating Officer of Medex, as defendant. The complaint alleges the following seven causes of action related to Mr. Kim’s business relationship with Medex: (1) Breach of Contract, (2) Breach of Implied Covenant of Good Faith and Fair Dealing, (3) Breach of Fiduciary Duty, (4) Misappropriation of Trade Secret under California Civil Code section 3426, (5) Unfair Business Act or Practice under California Business & Professions Code section 17200, (6) Intentional Interference with Economic Advantage, and (7) Violation of Comprehensive Computer Data Access and Fraud Act under California Penal Code Section 502.

MMM’s lawsuit names Darshan Patel, the former Director of Medical Management at MMM, as defendant. The complaint alleges the following six causes of action related to Mr. Patel’s business relationship with MMM: (1) Breach of Oral Contract, (2) Breach of Implied Covenant of Good Faith and Fair Dealing, (3) Breach of Fiduciary Duty, (4) Misappropriation of Trade Secret under California Civil Code section 3426, (5) Unfair Business Act or Practice under California Business & Professions Code section 17200, and (6) Intentional Interference with Economic Advantage.

Each lawsuit seeks against the respective defendant actual and compensatory damages of not less than $1,000,000, exemplary and punitive damages, attorneys’ fees and costs, pre-judgment and post-judgment interest, declaratory relief, restitution, injunctive relief, and an accounting and constructive trust on any profits improperly made by defendant.

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed under Part I, Item 1A Risk Factors of our Annual Report.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibits. The following exhibits are filed or furnished, as applicable, as part of this quarterly report:

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation and Amendments thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Bylaws(3)
3.5	Bylaws(4)
3.6	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(5)
3.7	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(5)
3.8	Certificate of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock(6)
3.9	Articles of Amendment to Articles of Incorporation to affect four-shares-for-one-share forward split(7)
3.10	Articles of Amendment to Articles of Incorporation, dated December 27, 2019, including Amended Certification of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock to affect a four-shares-for-one-share forward stock split(8)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the three and nine months ended September 30, 2025 and 2024 (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) the cover page.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith, as applicable.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the SEC on September 19, 2002.

(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A-2 as filed with the SEC on July 13, 2004.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on February 14, 2018.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on July 31, 2025.

(5)	Incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 13, 2008.

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on November 22, 2016.

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on March 27, 2018.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on January 2, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: November 4, 2025	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer,
President and Chairman of the Board
(Principal Executive, Financial and Accounting Officer)