Form 10-K
period 2025-12-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2026-03-18
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,499,200.

As of March 17, 2026, the issuer had 12,800,000 shares of its $.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

i

PACIFIC HEALTH CARE ORGANIZATION, INC.

Throughout this annual report on Form 10-K (this “annual report”), unless the context indicates otherwise, the terms, “we,” “us,” “our” or the “Company” refer to Pacific Health Care Organization, Inc., (“PHCO”) and our wholly owned subsidiaries Medex Healthcare, Inc. (“Medex”), Medex Managed Care, Inc. (“MMC”) and Medex Medical Management, Inc. (“MMM”). References to “fiscal year 2025” and “fiscal year 2024” mean the periods ended December 31, 2025, and 2024, respectively.

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

Forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, many of which may be beyond our control. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and actual results could differ materially as a result of various factors. The following include some but not all of the factors that could cause actual results and financial condition to differ materially from those expressed or implied by forward-looking statements:

●	competition within our industry, including competition from much larger competitors;

●	our ability to retain existing customers and to attract new customers;

●	legislative and regulatory requirements or changes which could render our services less competitive or obsolete;

●	cost reduction efforts by our existing and prospective customers;

●	failure to retain or recruit, or changes in, officers and key employees, and uncertainties in our ability to maintain key consultants and advisors;

●	reductions in workers compensation claims or the demand for our services, from whatever source;

●	the loss, ineffective management, malfunction (including those resulting from cybersecurity incidents and breaches), or increased costs of third-party-provided technologies and services on which our operations rely;

●	cybersecurity incidents and breaches, and other software system failures, and the imposition of laws imposing costly cybersecurity and data protection compliance;

●	delays, reductions, or cancellations of contracts we have previously entered;

●	changes in U.S. trade policies and retaliatory responses from other countries, including tariffs;

●	the effects of and uncertainty surrounding the adoption, use and reliability of disruptive technologies such as artificial intelligence;

●	the loss of or inability to obtain adequate insurance coverage;

●	business combinations involving our customers or competitors;

●	economic and labor market conditions generally and in the industries in which we and our customers participate, including the effects resulting from immigration laws and enforcement, economic recessions, financial sector turmoil, partial or full federal government shutdown, international conflicts, and rising domestic inflation and related economic policy responses; and

●	our failure to successfully develop new services and/or products either organically or through acquisition, or to anticipate current or prospective customers’ needs.

For more detailed information about particular risk factors related to us and our business, see Part I, Item 1A Risk Factors .

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this annual report and in our other filings with the Securities and Exchange Commission (the “SEC”).

ii

 PART I

ITEM 1. BUSINESS

We are workers’ compensation cost containment specialists providing a range of services principally to California employers and claims administrators. The Company was incorporated under the laws of the State of Utah in April 1970, under the name Clear Air, Inc. The Company changed its name to Pacific Health Care Organization, Inc., in January 2001. In February 2001, we acquired Medex, a California corporation organized in March 1994, in a share for share exchange. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Medical Provider Networks (“MPNs”) in the state of California, and providing workers’ compensation carve-out and Medicare set-aside services. In March 2011, we incorporated MMC, a Nevada corporation, as a wholly owned subsidiary of the Company. MMC oversees and manages the Company’s utilization review and bill review services. In February 2012, we incorporated MMM, a Nevada corporation, as a wholly owned subsidiary of the Company. MMM is responsible for overseeing and managing medical case management and employee advocate services. We discontinued lien representation services in the third quarter of 2023 due to the lack of demand. Below is our corporate structure as of December 31, 2025.

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

Our two HCO licenses (respectively referred to as “Medex HCO” and “Medex 2 HCO”) allow us to provide comprehensive medical provider networks throughout California. Our HCO networks are composed of medical providers experienced in treating worker injuries. We have contracted with approximately 6,529 and 7,639 individual medical providers and clinics for Medex HCO and Medex 2 HCO, respectively, as well as hospitals, and rehabilitation centers. Our customers select one of the Medex HCO networks in which to enroll their employees based on the medical groups in the network. During initial enrollment and during the period of re-enrollment, our customers’ employees have the option to opt out of the HCO by predesignating their primary care physician to manage a workplace injury. If the employee opted out and is later injured on the job, their primary care physician would be authorized to oversee their medical care. Otherwise, the employer would be able to select the provider to oversee their medical care.

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

We have received approval for and currently administer 21 MPNs. Customers can choose between two of our off-the-shelf MPNs, which serve as stand-alone networks or the foundation for the customer to customize their own MPN, in which they can add or remove specific providers or clinics. Each MPN must be reapproved every four years for each customer based on the date the MPN was approved by the California Division of Workers’ Compensation.

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

Medicare Set-Aside

Medicare set-aside services for workers’ compensation claims is a financial agreement that allocates a portion of a workers’ compensation settlement to pay for future medical services related to the workplace injury, illness, or disease. The purpose of the set-aside arrangement is to provide funds to the injured party to pay for future medical expenses that would not be covered by Medicare. This program affords our customers an effective way to overcome complications after settlement and avoids unnecessary costs attached to the claim.

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

Competition

We were one of the first commercial enterprises capable of offering HCO services and MPN services in California. While there are few HCO competitors, there are many MPN companies who compete in this market. Many of these competitors are larger than us and may have greater financial, research and marketing experience and resources than we do, and they may therefore represent substantial long-term competition. As of December 31, 2025, in California there were three certified health care organization licenses issued to two companies, and we own two of the three licenses. As such, we consider our current, direct HCO competition limited to one licensee business. On the other hand, there are minimal requirements for establishing MPNs and therefore, as of December 31, 2025, there were approximately 285 active MPNs in the state of California according to the DWC MPN website. Of these, we have received approval for and administer 21 MPNs.

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

We offer both HCO and MPN programs to potential customers, as well as an HCO/MPN combination model, which we believe also gives us a competitive advantage, because of the way the network was created. While some of our competitors offer either HCO or MPN services, to our knowledge, none of our competitors offer an HCO/MPN combination model.

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

The services we provide have developed largely in response to legislation or other governmental action. In many jurisdictions, such as California, licensing laws and regulations generally grant broad discretion to supervisory authorities to adopt and amend regulations and to supervise regulated activities. Changes in the legislation, or rules and regulations regulating workers’ compensation, may create greater or lesser demand for the services we offer or require us to develop new or modified services to meet the needs of the marketplace and compete effectively. Such changes could also have an impact on our costs for providing services, potentially to levels that make our services unattractive or unaffordable to existing or potential customers. We could also be materially and adversely affected if the state of California were to elect to reduce the extent of medical cost containment strategies available to insurance companies and other payors or adopt other strategies for cost containment that would not support demand for our services. To proactively address such possibilities, we have engaged a California-based lobbyist with expertise in workers’ compensation.

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

Employees

Including the employees of our subsidiaries, as of March 17, 2026, we had a total of 30 full-time employees and one part-time employee. We also use the services of several consultants.

Reports to Security Holders

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other filings pursuant to Sections 13, 14 and 15(d) of the Exchange Act, and amendments to such filings with the SEC. The public may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains its internet site www.sec.gov, which contains reports, proxy and information statements and our other SEC filings. We also post electronic copies of our quarterly and annual reports on our website www.pacifichealthcareorganization.com, which can be viewed or downloaded free of charge. Materials and information on our website are not part of or otherwise incorporated into this annual report.

ITEM 1A. RISK FACTORS

The risks and uncertainties described in the risk factors below are those that we currently consider material. You should carefully consider these risk factors, together with the statements contained elsewhere in this annual report, including our financial statements and the other reports we file with the SEC, in evaluating us or before making an investment in our common stock. The occurrence of any of the following risks or uncertainties, or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial position, results of operations, liquidity, cash flows, or reputation.

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

A significant portion of operating revenue is received from a relatively small group of customers. During 2025, two customers, who represented 10% or more of operating revenue, combined accounted for approximately 34% of our total sales. See Note 2, Section F. “Concentrations of Risk” of Part II, Item 8 Notes to Consolidated Financial Statements for more information about our customer concentration.

We cannot guarantee that significant or other large customers will not, at some point, terminate or reduce our services. This has happened in the past. The loss of one or more significant or other large customers has historically had an adverse impact on our business, results of operations, cash flows and financial condition, sometimes materially. While we continue to work to lessen our dependence on a few customers, we believe this will continue to be a risk in the foreseeable future.

Most of our customer contracts permit either party to terminate without cause. In the past, for example, we have lost customers due to competitive pricing pressures and customer cost reduction efforts; failure to maintain the quality of the services we provide; and our inability to retain sufficient staffing. Competitive pricing is a particular challenge for us, as our larger competitors can often exploit economies of scale to price lower than us, or can offer bundled services that include insurance-related and other services we do not provide. If significant, or multiple, customers terminate their contracts, or do not renew or extend their contracts with us, as has happened in the past, it could have a material adverse effect on our business and results of operations.

A significant percentage of our accounts receivable is generated from a few customers, and if one or more of these customers default on their payment obligations to us, it could have a material impact on our results of operations, cash flows and financial condition.

As of December 31, 2025, four customers, who represented 10% or more of accounts receivable, combined accounted for approximately 66% of our total accounts receivable. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration. Further, accounts receivable are typically unsecured and are thus subject to the increased risk of us being unable to collect overdue amounts. The inability or unwillingness to pay by our account debtors, for whatever reason or cause, could have a material adverse effect on our financial condition.

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

Outsourcing also may require us to change our existing operations or adopt new processes for providing or managing our services. If there are delays or difficulties in changing business processes or our third-party vendors do not perform as expected, it may delay our ability to provide our services and we may not realize, or not realize on a timely basis, the anticipated functionality or benefits of these relationships. Terminating or transitioning, in whole or in part, arrangements with vendors could result in additional costs or penalties, risks of operational delays and interruptions, or potential errors and control issues during the termination or transition phase. If we experience an interruption in our ability to provide our services or loss of access to data resulting from a malfunction, termination, transition or other disruption in outsourced services, we may not be able to meet the demands of our customers and, in turn, our business and results of operations could be materially and adversely impacted.

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

If we are unable to attract and retain employees and consultants with the skills our business requires, our business operations could be impacted negatively.

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

Similarly, competition and pricing for our consultants and advisors, such as workers’ compensation consultants, legal, accounting, and other professional service providers, is increasing. As a relatively small business, these costs can disproportionately impact our business and results of operations compared to larger competitors. Further, our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain such consultants, our ability to pursue our growth strategy may be limited. In addition, we rely heavily on third-party provided information technology to support our business activities. As technology becomes more complex and more integral to our operations, our lack of inside technology personnel, both in general and with specialty in the third-party business systems we rely on, may also negatively impact our ability to adapt to changes, respond to technology related crises, meet customer needs, or timely implement necessary advancements.

We cannot guarantee that we will be able to attract and retain personnel in the future, particularly in a challenging labor market that disproportionately impacts us as a small service-oriented business. For example, during 2024 our Chief Financial Officer resigned and during 2025 our Vice President resigned and we have not yet identified full-time replacements for these roles. Our CEO, President and Chairman of the board of directors, Tom Kubota, is also our acting Principal Financial Officer until we find a replacement. Given the level of knowledge, experience, and skills the role of a full-time Chief Financial Officer requires, we cannot assure when we will be able to replace this role or the degree of impact on our salary and wages expenses when we do replace this role.

Further, it can also be difficult for us to hire and retain qualified and capable individuals to fill roles for our day-to-day operational staff. Our failure to hire and retain employees within our current pay structure and increases in employee benefits costs could result in increased operating expenses and decreased profitability.

If we are unable to effectively compete for, or otherwise attract or retain, employees and consultants, our business and financial condition could be materially adversely affected.

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

As discussed in Part I, Item 1C. Cybersecurity of this annual report, during fiscal year 2023, the third-party vendor that provides the file transfer service through which our customers electronically share certain data regarding their employees and other third parties with us, experienced a data security incident that affected many of their customers, including us. Through this incident the threat actor accessed certain of our customers’ employees’ and other third parties’ data, and such data included protected health information, as defined by the Health Insurance Portability and Accountability Act, and personally identifiable information. As of the date of this annual report, this incident has not had a materially adverse impact on our results of operations and the matter was closed in 2024. However, we have incurred expenses, and may incur in the future expenses and losses, related to this incident.

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

As discussed in Part I, Item 1C. Cybersecurity of this annual report, we responded to a cybersecurity incident in fiscal year 2023. We made a claim related to that incident under the cyber liability insurance policy in effect at that time. While that claim has been covered thus far, we received a notice of non-renewal of that policy. We were able to obtain new cyber liability insurance, but we cannot assure that we will be able to in the future.

Additionally, cyber liability insurance is subject to policy limitations and exclusions. If the limits of our cyber liability policies are exhausted, in whole or in part, it could deplete or reduce the limits available to pay other material claims applicable to that policy period. Further, our cyber liability insurance carrier could become insolvent and unable to fulfill its obligations to defend, pay or reimburse us when those obligations become due. The loss of or material reduction in cyber liability insurance could also materially affect our ability to contract with current or future customers depending on the cyber liability insurance requirements they require us to have. In any of these cases, or if liabilities exceed our limits or are not otherwise covered by insurance, it could have an adverse effect on our business, financial condition, or results of operations.

Our financial performance is tied to the availability, quality and functionality of the information technology platforms we can acquire or license from third parties to provide our services, the loss of which could disrupt our business and ability to remain competitive.

The effective and competitive delivery of our services is increasingly dependent upon information technology resources and processes provided by third-party vendors. In addition to better serving our customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide services to enhance customer convenience, as well as to create additional efficiencies in our operations. We are largely dependent on licensing and integrating various information technology systems and software from third parties for delivery of our services, the loss, ineffective management or malfunction of which could jeopardize all or parts of our ability to deliver our services. We have in the past experienced delays and difficulties implementing third-party software used to provide our services. We anticipate that we will continue to rely on third-party software for our services in the future and many of the risks associated with the use of third-party software cannot be eliminated.

Further, there can be no assurance that we will be able to effectively implement new technology-driven products and services, which could reduce our ability to compete effectively, particularly because many of our competitors have greater resources to invest in technological improvements than we do. The ability to provide our services may also suffer from the impacts of industry consolidation, as larger companies privatize, acquire, develop, retire or limit the licensing of the software we currently rely on for providing our services.. The cost of technologies we rely on may also change drastically, changing the profitability profiles of certain services and, in extreme cases, the viability of that line of business for us. Because we rely heavily on various technologies and their ability to integrate with other critical systems to provide our services, the occurrence of any of these events could have a material adverse impact on our business, results of operations and financial condition.

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

The failure by us to compete with AI-based competitive services, integrate AI into our services, or accommodate the AI needs of our customers could have a material adverse effect on our business. Our efforts to integrate AI into our services are inherently risky and may not always succeed or be profitable. Our previous efforts to incorporate AI enhancements into some of our services were determined not to be cost-efficient when combined with our claim volumes and the specific means through which we provide our services. We cannot assure that we will be able to incorporate AI or other technology enhancements into our services cost-effectively, or at all. However, our competitors, including those with higher claim volume, more staff or less expensive offshore medically licensed staff, or different services models may be able to more quickly and profitably incorporate AI into their products and services, which could impair our ability to compete effectively.

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

The adoption of AI by us, the healthcare industry and the software upon which we rely to provide our services, introduces various risks, including dependency on potentially inaccurate or unreliable AI-generated outputs, potential for data privacy and security breaches, intellectual property infringement or disputes, challenges and costs in complying with rapidly-evolving AI regulations across multiple jurisdictions, and unforeseen consequences of AI integration into the workers’ compensation industry. The failure to address these risks adequately may negatively impact our operations, reputation, and financial performance. Additionally, as AI technology continues to evolve rapidly, other unforeseen risks may emerge that could adversely affect our business, financial condition, and results of operations.

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

For example, and as discussed in more detail in Part I, Item 1C. Cybersecurity of this annual report, the third-party vendor that provides our managed file transfer as a service system experienced a data security incident that affected many of its customers, including us. The threat actor in this incident accessed certain of our customers’ employees’ and other third parties’ data and such data included protected health information, as defined by the Health Insurance Portability and Accountability Act, and personally identifiable information. We provided the required notifications to the data owners, and where appropriate, to the individuals affected by the incident and to various State Attorneys General. As of the date of this annual report, this incident has not had a materially adverse impact on our results of operations. However, we cannot assure that there will not be future impacts from this incident on our business, results of operations and other potential liabilities.

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

The collection and transmission of confidential and personal information subjects us to numerous related security breach risks and regulatory compliance risks. Our failure to comply with evolving regulatory requirements related to the collection and transmission of such information or the loss, unauthorized disclosure of or access to such information could lead to significant reputational or competitive harm, result in litigation, governmental or regulatory proceedings, or cause us to incur substantial liabilities, fines, penalties, or expenses.

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

There are also risks that California reduces support for, or discontinues or alters the HCO and MPN programs. The HCO program, though effective, is the predecessor to the more utilized MPN program in California. As a result, there is a risk that the state’s resources and expertise in certifying HCO programs may become limited to such an extent that we or the state decide to terminate the re-licensing of HCO programs, or the state amends or repeals the legislation authorizing HCOs. MPNs may also be at risk of legislative amendment or repeal due to pressures from various industry interest groups in California. Changes to or cessation of either program could have materially adverse effects on our business and results of operations.

Similarly, the state of California requires workers’ compensation organizations performing utilization review in California to be accredited by URAC and undergo a routine investigation by the California Division of Workers’ Compensation every five years. We must be reaccredited by URAC every three years. If we were to lose our URAC accreditation or fail to earn reaccreditation, we would experience a loss of utilization review revenue in California and possibly other states. Other states in which we currently perform utilization review/utilization management each have different standards for authorizing utilization review organizations. If we were to fail our routine investigations, not meet those varied standards, or experience administrative difficulty managing the maintenance of these various certifications and approvals, we could experience a loss or reduction in utilization review revenue and/or fines or penalties.

Changes in government regulations may negatively impact our costs of operation and/or demand for our services.

Our primary business operations are subject to licensing and other regulatory requirements in California, including minimum qualification standards for personnel, confidentiality, internal quality control and dispute resolution procedures. The cost of compliance with these regulatory programs can increase our operational costs, which may make it difficult for us to compete with other available alternatives for workers’ compensation healthcare cost control.

The healthcare and workers’ compensation regulatory environment is subject to ongoing changes that present risks to the continued and efficient provision of our services. While we strive to be involved in the California legislative process and to stay informed about industry developments, we cannot predict what additional government initiatives affecting our business, if any, may be promulgated in the future. We cannot assure that we will always be able to adapt to new or modified regulatory requirements or maintain necessary licenses and government approvals. Proposals for legislative healthcare reforms are regularly considered at the federal and state levels, and Presidential executive orders may impact the health care industry. For example, Executive Order 14273 “Lowering Drug Prices by Once Again Putting Americans First” was signed on April 15, 2025. While intended to lower long-term costs, this order may require changes to bill review technologies and shift cost structures for injured workers’ medications. To the extent that such actions affect workers’ compensation, they may render us unable to deliver services profitably, reduce demand for our services, or require us to develop new or modified services. Any of these factors could materially impact our results of operations.

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

The market price of our common stock may be volatile and subject to fluctuations. During the twelve-month period ended December 31, 2025, the low bid price for our common stock was $0.65 per share and the high bid price was $1.39 per share. Our common stock is currently quoted on the OTCQB, which is generally a thinly traded market that lacks the liquidity of certain other public markets. Additionally, there is a limited number of our shares of common stock outstanding, which may further limit the liquidity of our shares. Moreover, in the past, stock markets have experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets resulting in changes in the market price of the stock of many companies, which may not have been directly related to the operating performance of those companies. We cannot assure that the market price for our common stock will not fluctuate or decline significantly in the future or that there will be sufficient trading volume in our common stock to allow our shareholders to sell their shares in the market when they desire to do so.

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

General Risk Factors

Restrictions on immigration or changes in immigration laws, policy, or enforcement, could have adverse impacts on our condition and the condition of our customers and their workforces, and the healthcare industry, which could have an adverse impact on our results of operations and financial condition.

The political environment in the United States in recent years has included significant support for immigration legislation and enforcement changes, including most recently the current Presidential Administration’s policies on immigration. This has resulted in uncertainty regarding the effects of national immigration policies and enforcement practices. These effects may include risks of labor shortages and increased labor costs for us, our customers and the healthcare industry.

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

The effects of recent and evolving U.S. trade policies, such as the imposition of tariffs, changes in trade agreements, import/export restrictions, sanctions, and related regulatory actions are uncertain. New tariffs and potential countermeasures from other countries may result in increased costs for our customers and other risks related to international trade uncertainty. While it is still too early to ascertain the impact or potential increased escalation of these trade policies, the effects may include a contraction of our customers’ business and headcounts, a decrease in our customers’ business spending, including on our services, and customer business closures, each of which would likely have a material adverse impact on our business and results of operations.

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

From time to time, management evaluates potential opportunities to expand our business through strategic acquisitions. To date, we have been unsuccessful in our efforts to identify suitable acquisition candidates. Even if we are successful in identifying and making strategic acquisitions, there can be no assurance such acquisitions will positively impact our business and results of operations. Acquisitions are subject to numerous risks. Expenses arising from our acquisition efforts could have a negative impact on operating results, at least in the short term. If such transactions do occur, there can be no assurance that we will be able to effectively integrate the acquired businesses. In addition, any such transactions would be subject to various risks associated with the acquisition of businesses, including, but not limited to, the following:

●	an acquisition may (i) negatively impact our results of operations because it may require incurring large one-time charges, substantial debt or liabilities; (ii) require the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets; or (iii) cause adverse tax consequences, substantial depreciation, or deferred compensation charges;

●	we may not identify all liabilities, risks, or other issues during due diligence, including contingent, undisclosed, or unanticipated liabilities, and any contractual protections may be insufficient to protect us from such liabilities;

●	the consummation of an acquisition may be subject to required governmental, regulatory, or third-party approvals or consents, and such approvals or consents may be delayed, conditioned, or denied, or may require operational changes or restrictions that reduce the anticipated benefits of the acquisition;

●	we may encounter difficulties in assimilating and integrating the businesses, technologies, products, services, personnel, or operations of companies that are acquired, particularly if key personnel of acquired companies decide not to work for us;

●	an acquisition may disrupt ongoing business, divert resources, increase expenses, and distract management;

●	the acquired businesses, products, services, or technologies may not generate sufficient revenue to offset acquisition cost;

●	we may have to issue equity or debt securities to complete an acquisition, which would dilute the position of stockholders and could adversely affect the market price of our common stock; and

●	the acquisitions may involve entry into a geographic or business market in which we have little or no prior experience.

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

We are subject to risks associated with litigation and legal proceedings, which could have a material adverse effect on our business, financial condition, and results of operations. From time to time, we may be involved in legal proceedings, claims, disputes, investigations, including matters involving our services, relationships with customers and vendors, regulatory and contractual obligations, and employment-related claims. We were involved in litigation during 2025, as previously reported and updated in “Note 11 – COMMITMENTS AND CONTINGENCIES” of Part II, Item 8 Notes to Consolidated Financial Statements.

In instances where we make recommendations concerning the appropriateness of providers’ medical treatment plans for patients, we may have exposure to legal claims from adverse medical outcomes. We do not believe we engage in the practice of medicine or medical services. Similarly, we do not grant or deny claims for payment of benefits. Notwithstanding this, there is nothing that bars someone from making a claim that the services we provide constitute the practice of medicine or the delivery of medical services.

In addition, we cannot assure that we will not be the subject of litigation, including being joined in litigation brought against one of our customers in the managed care industry. While we maintain professional liability insurance and such other coverages as we believe are reasonable considering our experience to date, this coverage may be insufficient. We also cannot assure that insurance companies will always make insurance available to us at a reasonable cost to protect us from significant future liability. If we become subject to litigation our business, financial condition or results of operations could be negatively impacted.

The outcome of any litigation or proceeding is inherently uncertain, and unfavorable outcomes could result in monetary damages, fines or penalties, injunctive or other equitable relief, increased compliance obligations, reputational harm, loss of customers, or restrictions on how we conduct our business. Litigation and related matters may also be costly and time-consuming to defend, may divert management’s attention and resources, and could require us to incur significant legal fees and expenses, regardless of the outcome.

The effects of inflation may have a disproportionate impact on our business.

The majority of our assets and liabilities are monetary in nature, as opposed to businesses that have significant investments in fixed assets or inventories. Because of this, the effects of rising inflation may impact us more than many other businesses, including the value of holding on to our cash position over time and related ability to capitalize on potential acquisition opportunities. Rising inflation can also adversely impact the profit margins for our customers who have fixed contract pricing, the pricing our vendors charge us, and our salary and wage expenses in our efforts to retain and attract employees. Further, inflation may affect our customers similarly and their ability to maintain and grow employee head counts. Inflation may also affect the general level of interest rates, which, among other things, may increase borrowing costs and preclude further growth of our business and the business of our customers.

A partial or full shutdown of the U.S. federal government resulting from a failure to enact spending authorization or appropriations legislation may adversely affect our business.

Federal government shutdowns (or threats of shutdowns) may contribute to broader economic uncertainty, reduced business confidence, and volatility in financial markets. Such conditions may lead customers to reassess contractual commitments, delay procurement decisions, or reduce spending, which could negatively affect our revenues and cash flows. A shutdown may also indirectly affect us through disruptions to third-party service providers, suppliers, or customers that rely on federal funding or government operations. For example, we have county and city government customers who may experience constraints to fiscal capacity due to delayed reimbursements, reduced federal grant flows, and a greater demand on local resources. To the extent any such counterparties experience financial stress, operational interruptions, or workforce reductions, our ability to operate efficiently or collect payments in a timely manner could be adversely affected.  In addition, a shutdown could delay regulatory approvals, filings, or other actions by governmental agencies that may be relevant to our business, and may reduce agency capacity to provide guidance or conduct routine administrative functions. While the timing, duration, and scope of any federal government shutdown are inherently uncertain, repeated or prolonged funding disruptions could compound other risk factors and place additional strain on our financial and operational resources. We cannot predict whether, or to what extent, government shutdowns may occur, and any such events could materially and adversely affect our business.

Acts of war, terrorist attacks, natural disasters, and health crises (including epidemics and pandemics), may harm our business, operating results, and financial condition.

Acts of war, terrorist attacks, natural disasters, health crises, civil unrest or other similar events may disrupt our operations, as well as the operations of our customers. Such events have the potential to create significant volatility, uncertainty, and worldwide economic disruption, resulting in an economic slowdown of potentially extended duration, as seen with the COVID-19 pandemic. Such events could adversely affect our business and financial results, and they may also have the effect of heightening many of the other risks described throughout this annual report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of maintaining the trust and confidence of our customers, business partners, and employees, and cybersecurity represents an important component of our overall approach to enterprise risk management. Our approach to cybersecurity risk management is aligned with our risk profile and business, and includes efforts towards meeting the standards for an organization of our size and type in conjunction with the National Institute of Standards and Technology. We also utilize a third-party IT vendor to manage the technological security and efficacy of our systems, including a Virtual Chief Information Officer, a Virtual Chief Information Security Officer, and other IT specialists who manage our IT and cybersecurity needs. In April 2024, we engaged the services of a cybersecurity company that works in conjunction with our managed IT vendor to provide additional cybersecurity management.

Our cybersecurity risk management is designed to employ technology and security practices across our operations and business functions, including vulnerability assessments, detecting and responding to cybersecurity incidents, cybersecurity crisis preparedness and incident response resources, vulnerability scans and IT security risk assessments, and investments in cybersecurity infrastructure and technology designed to reduce cybersecurity risks. Notable aspects of our cybersecurity risk management include:

●	efforts towards adoption of the National Institute of Standards and Technology (NIST) Cybersecurity Framework;

●	periodic IT risk assessments conducted by an external cybersecurity consultant;

●	log management;

●	Security Information Event Management (SIEM) and Security Operation Center Incident Response;

●	vulnerability management;

●	enterprise-wide security and privacy measures;

●	IT security, cybercrime, privacy, and HIPAA security training provided to employees and independent contractors;

●	periodic social engineering and phishing testing for employees;

●	encrypted and air-gapped data backups;

●	periodic dark web monitoring and vulnerability scans; and

●	periodic review of disaster preparedness, incident response, and business continuity plans with cybersecurity consultants.

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

As of the date of this annual report, we maintain cyber liability insurance that provides cyber incident response coverage. However, costs, damages, and remediation associated with cybersecurity incidents may not be adequately insured under our insurance policy and may be subject to applicable deductibles, to the extent that they are covered. See also “We cannot assure that we can maintain cyber liability insurance coverage and we could be subject to uninsured liabilities.” in Part I, Item 1A, Risk Factors for additional discussion of risks related to our cyber liability insurance.

As previously disclosed, in fiscal year 2023, Fortra, LLC, the third-party vendor that provides the GoAnywhere managed file transfer as a service system (MFTaaS), experienced a data security incident that affected many of Fortra’s customers, including us. We use GoAnywhere as a means by which our customers electronically share certain data regarding their employees and other third parties with us. Our understanding is that this activity was the result of the threat actor’s exploit of a zero-day vulnerability in Fortra’s systems. Based on the information we have obtained from Fortra and our own diligence, we understand that this activity only affected Fortra’s systems, and did not involve unauthorized access to our information systems. However, the threat actor in this incident accessed certain of our customers’ employees’ and other third parties’ data and such data included protected health information, as defined by the Health Insurance Portability and Accountability Act, and personally identifiable information. We engaged outside experts to assist in investigating and responding to this incident and provided the required notifications to the data owners, and where appropriate, to the individuals affected by the incident and to various State Attorneys General.

As of the date of this annual report, this incident has not had a materially adverse impact on our results of operations and the matter was closed in 2024. Though our response has not included material changes to our cyber risk management, strategy, or governance, we have taken or plan to take additional cybersecurity measures to continue to advance our cybersecurity policies, practices, and technology. We have incurred expenses, and may incur in the future expenses and losses related to this incident. See also the risks included below the heading “Cybersecurity, Information Technology and Outsourced Services Related Risks” in Part I, Item 1A, Risk Factors for additional discussion of risks related to cybersecurity.

Governance

Our entire board of directors is responsible for the strategic leadership and direction of our cybersecurity program and has oversight over cybersecurity risks. Our management may provide periodic presentations to the board on our cybersecurity program, including updates on cybersecurity risks, strategy and incident management, as applicable. Our cybersecurity risk management is also administrated at a management level through a multi-disciplinary Technology Business Review Committee comprised of members of our operational and organizational management, as well as our outsourced Virtual Chief Information Officer. The Technology Business Review Committee is tasked with identifying and monitoring what we believe to be the key technology risks currently facing us, including cybersecurity risks. The committee meets on at least a quarterly basis and on an as-needed basis to address risks, regulatory requirements, potential threats, vulnerabilities, available mitigation strategies and technologies, operational imperatives and changes, and progress updates on relevant projects related to our IT and cybersecurity.

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

ITEM 2. PROPERTIES

On April 1, 2022, we moved office locations from 1201 Dove Street, Suite 300 in Newport Beach, California to 19800 MacArthur Boulevard, Suites 306 & 307, in Irvine, California, under a one-year lease. We renewed the lease on December 10, 2025, for an additional 12 months, with a new expiration of March 31, 2027. This office space now serves as our principal executive office, as well as the principal office of our operating subsidiaries. The new office space is for the executive team and shared office space for key employees to use as needed. We have decided to keep the majority of our workers remote, which gives us the flexibility to hire employees inside and outside of the state of California. We anticipate our new office space will be suitable and adequate for our needs for the duration of the lease. Our telephone number is 949-721-8272.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see “Note 11 – COMMITMENTS AND CONTINGENCIES” of Part II, Item 8 Notes to Consolidated Financial Statements, which discussion we incorporate by reference into this Item.

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

	High	Low
Fiscal year ended December 31, 2025
Fourth Quarter	$1.39	$0.90
Third Quarter	$1.28	$0.80
Second Quarter	$0.96	$0.65
First Quarter	$0.77	$0.68

Fiscal year ended December 31, 2024
Fourth Quarter	$0.84	$0.68
Third Quarter	$0.88	$0.78
Second Quarter	$0.88	$0.53
First Quarter	$0.70	$0.57

Holders

As of March 10, 2026, we had 284 shareholders of record holding 12,800,000 shares of our common stock. The number of record shareholders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in “nominee” or “street” name by banks, brokers, and other financial institutions.

Dividends

Our ability to pay dividends is subject to limitations imposed by Utah law. Under Utah law, dividends may not be paid if, after giving effect to the dividend: a) the company would be unable to pay its debts as they become due in the usual course of business; or b) the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of any holders of preferential rights whose rights are superior to those receiving the dividend.

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

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the year ended December 31, 2025, which were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2025.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2025 and 2024, and other factors that are expected to affect our prospective financial condition The following discussion and analysis should be read together with our consolidated financial statements and related notes included in Item 8 Financial Statements and Supplementary Data of this annual report.

Some of the statements set forth in this section are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual future results may differ materially from those expressed in the forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. For further information about forward-looking statements and the factors that could cause actual results or events to differ materially from anticipated results or events, see “Cautionary Statement Regarding Forward-Looking Statements” above and Part I, Item 1A Risk Factors.

Summary of Fiscal Year 2025

During the year ended December 31, 2025, total revenues increased 11% compared to fiscal year 2024. During fiscal year 2025, revenue from MPN, utilization review, and medical case management increased by 6%, 5%, and 42%, respectively; and revenue from HCO, medical bill review, and other services decreased 2%, 4%, and 70%, respectively, compared to fiscal year 2024.

From fiscal year 2024 to fiscal year 2025, operating expenses increased by 10%, primarily as a result of increases in professional fees and data maintenance fees. The increases were partially offset by a decrease primarily in salaries and wages. Despite this increase in expenses, there was a 17% increase in our income from operations from fiscal year 2024 to fiscal year 2025.

Our net income increased 57%, from $883,584 in fiscal year 2024 to $1,387,647 in fiscal year 2025, as a result of the increase in our net income from operations, as well as a 117% increase in total other income from Employee Retention Credit (“ERC”) refund checks from the IRS totaling $488,655 and our investment in U.S. Treasury bills. The increase in net income was partially offset by a 33% increase in income tax provision related to additional income earned during fiscal year 2025. Basic and fully diluted earnings per share during fiscal year 2025 were $0.11 and $0.11, respectively, compared to $0.07 and $0.07, respectively, during fiscal year 2024.

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

The following table sets forth, for the years ended December 31, 2025, and 2024, the percentage each revenue item identified in our consolidated financial statements contributed to total revenues during the respective period.

	2025	2024
HCO	18%	21%
MPN	10%	10%
Medical bill review	6%	7%
Utilization review	32%	34%
Medical case management	33%	26%
Other	1%	2%

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

The following table sets forth, for the years ended December 31, 2025, and 2024, the percentage each expense item identified in our consolidated financial statements contributed to total expense during the respective period.

	2025	2024
Salaries and wages	48%	53%
Professional fees	16%	12%
Insurance	6%	6%
Outsource service fees	13%	13%
Data maintenance fees	4%	2%
General and administrative	13%	14%

Results of Operations

Comparison of the fiscal years ended December 31, 2025 and 2024

The following represents selected components of our consolidated results of operations, for the years ended December 31, 2025 and 2024, respectively, together with changes from year-to-year:

	Year Ended December 31,		Amount	% of
	2025	2024	of Change	Change
Revenues:
HCO	$1,226,474	$1,247,712	$(21,238)	(2%)
MPN	663,529	625,488	38,041	6%
Medical bill review	403,333	418,276	(14,943)	(4%)
Utilization review	2,159,228	2,061,560	97,668	5%
Medical case management	2,217,361	1,560,649	656,712	42%
Other	45,250	151,705	(106,455)	(70%)
Total revenues	6,715,175	6,065,390	649,785	11%

Expenses:
Salaries and wages	2,736,456	2,762,155	(25,699)	(1%)
Professional fees	931,210	600,915	330,295	55%
Insurance	332,594	332,856	(262)	0%
Outsource service fees	735,995	699,081	36,914	5%
Data maintenance	210,894	91,424	119,470	131%
General and administrative	766,988	726,336	40,652	6%
Total expenses	5,714,137	5,212,767	501,370	10%

Income from operations	1,001,038	852,623	148,415	17%

Other income (expense):
Other income (Note 14)	421,670	-	421,670	N/A %
Interest income	473,605	414,635	58,970	14%
Interest expense	(1,522)	(3,552)	2,030	(57%)
Total other income (expense)	893,753	411,083	482,670	117%

Income before taxes	1,894,791	1,263,706	631,085	50%
Income tax provision	507,144	380,122	127,022	33%

Net income	$1,387,647	$883,584	$504,063	57%

Key trends affecting results of operations

During fiscal year 2025, we received Employee Retention Credit (“ERC”) refund checks from the IRS totaling $488,655, recorded as other income of $419,801 and interest income of $68,854. This resulted in a material one-time increase to our net income and earnings per share. These funds are taxable in the year they are received and have also impacted our provision for income taxes. We have additional ERC applications pending with the IRS for eligible periods that could result in additional refunds of approximately $202,657. Our ERC eligibility remains subject to audit by the IRS for a period of five years from the date of filing. While we believe it has substantial support for its ERC claims and eligibility, there can be no assurance that the IRS will not challenge our eligibility or calculations during any future audit process.

The employee enrollment numbers in our HCO and MPN programs typically correlate with general economic conditions and the size and activities of our customers’ workforce. During fiscal year 2025, we saw an increase in MPN revenue that was attributable to additional service agreements with existing customers, reflecting efforts to access more cost-effective healthcare for injured workers, and an increase in employee enrollments from our customers’ increased headcounts. In contrast, our HCO revenue decreased during the same period due to decreases in employee enrollments and reported injuries. If economic conditions become challenging, including from the effects of inflationary pressures, elevated interest rates, and difficult labor market conditions, our customers may reduce their workforce or seek price-competitive alternatives to our services, in which case we would expect a decline in the number of employees enrolled in our HCO and MPN programs and the volume of medical bills reviewed, which could materially affect related revenues.

Our utilization review program grew by 5% during fiscal year 2025 due to increased requests for our services, which helped offset the overall decreases in HCO program revenue and medical bill review revenue. We believe that increased demand for our utilization review services is driven by rising and difficult to control healthcare costs, as this service is an additional means to decrease healthcare costs. However, as labor markets change, our customers may reduce their workforce which would decrease the amount of opportunities to provide this specialized function.

The expansion of our employee advocate services to six states outside of California continues to bolster our medical case management revenues. During fiscal year 2025, revenue from our employee advocate services increased 64% when compared to the same period of 2024, which drove a 42% increase in medical case management revenue. We plan to continue to expand employee advocate services to other states as feasible during 2026, but cannot guarantee that we will be successful in further growing this service.

Though we continue our efforts to increase our customer base and reduce customer concentration across all service lines, the addition or loss of a single customer can materially impact our results of operations. For example, in October 2024 we received notice of termination from one of our significant customers, which did not materially impact our operating revenues in 2025, but will likely have material impacts on operating revenues in 2026. Further, in January 2026, we received notice of termination from another significant customer, which we anticipate will have material impacts on our operating revenues in future periods; though, we also expect these impacts will be partially offset in future periods by increased services and new programs requested by our other customers. We expect to continue to be susceptible to risks associated with customer concentration, and related potential material impacts on our results of operations for the foreseeable future.

Total expenses increased 10% during fiscal year 2025 compared to fiscal year 2024. The increase was primarily due to increased professional fees related to two lawsuits initiated by our subsidiaries in 2025 (see “Note 11 – COMMITMENTS AND CONTINGENCIES” of Part II, Item 8 Notes to Consolidated Financial Statements), the retention of a consultant to serve as interim Assistant Controller, and increased data maintenance fees related to a large service at the beginning of 2025 for the customer who completed a phase out of our services during fiscal year 2025.

Revenue

HCO

During the year ended December 31, 2025, HCO revenue decreased by 2% compared to fiscal year 2024. The decrease in HCO revenue was attributable primarily to decreases in the number of employees enrolled in our program at our customers’ businesses, which also reduced the number of injuries incurred and reported.

MPN

During the year ended December 31, 2025, MPN revenue increased by 6% compared to fiscal year 2024. The increase in MPN revenue was largely due to an increase in monthly MPN program administration and custom network fees, resulting from the addition of a new customer and an increase in our existing customers’ reported injuries. The increase in MPN revenue was partially offset by a decrease in both employee headcount and reported injuries at other customer locations.

Medical bill review

During fiscal year 2025, medical bill review revenue decreased by 4%, compared to fiscal year 2024. The decrease was primarily due to a shift in the mix of bill reviews performed from period to period, with a higher proportion of lower-priced bill reviews performed in fiscal year 2025 compared to a higher proportion of higher-priced hospital bill reviews in fiscal year 2024.

Utilization review

During fiscal year 2025, utilization review revenue increased 5% compared to fiscal year 2024. The increase in utilization review revenue was due to increased referrals of requests for authorization from existing customers.

Medical case management

During fiscal year 2025, revenue from medical case management increased 42% compared to fiscal year 2024. The increase was attributable to increases in billing rates, claim activity for one of our existing customers and in employee advocate services revenue due to the continued growth of the program within California and locations in six other states.

Other

Other revenue for the year ended December 31, 2025, decreased 70%, compared to the same period in the prior year, primarily due to the discontinuance of network access fee-related services for the significant customer that completed a phase out of our services during fiscal year 2025.

Expense

Professional fees

Professional fees increased 55% during fiscal year 2025 compared to fiscal year 2024. The increase in professional fees during fiscal year 2025 was primarily the result of increases in legal services related to the lawsuits initiated by our subsidiaries in 2025, as discussed in “Note 11 – COMMITMENTS AND CONTINGENCIES” of Part II, Item 8 Notes to Consolidated Financial Statements, and the retention of a consultant to serve as interim Assistant Controller during the third and fourth quarters of 2025.

Outsource service fees

Outsource service fees increased 5% during fiscal year 2025 compared to fiscal year 2024. The increase in outsource service fees during fiscal year 2025 was primarily related to the increase in use of these services for our utilization review service line.

Data maintenance

During fiscal year 2025, data maintenance fees increased 131% compared to fiscal year 2024. The increase in data maintenance fees was primarily due to the timing of when we completed annual and termination letters and related billing for some of our customers during each year; most notably for the significant customer that completed a phase out of our services during fiscal year 2025.

General and administrative

During fiscal year 2025, general and administrative expenses increased by 6% compared to fiscal year 2024. The increase was primarily due to increases in bad debt expense, dues and subscriptions, IT enhancement, and licenses and permits. The increases were primarily offset by decreases in advertising and marketing and miscellaneous expenses.

Income from operations

During the year ended December 31, 2025, we recognized an 11% increase in total revenue and a 10% increase in total expenses compared to the same period of 2024. As a result, our income from operations increased $148,415, or 17%, during fiscal year 2025 when compared to the prior year.

Other income, net

Other income, net increased 117% during the year ended December 31, 2025, compared to the year ended December 31, 2024, due to ERC refunds received from the Internal Revenue Service in the amount of $488,655, which includes interest of $68,854, combined with interest from our investment in U.S. Treasury Bills of $405,590. This increase in interest income was slightly offset by interest expense in fiscal year 2025, resulting in other income (expense) of $893,753.

Income tax provision

Our income tax provision for the year ended December 31, 2025 increased by $127,022 or 33% compared to fiscal year 2024. The increase in income tax provision was primarily attributable to the receipt of ERC refund checks and the increase in income from operations during fiscal year 2025, which increased our tax provision.

Net income

During fiscal year 2025, we realized an 11% increase in total revenues, a 10% increase in total expenses, and one-time ERC refunds from the Internal Revenue Service of $488,655. This resulted in a 33% increase in our provision for income tax when compared to fiscal year 2024. As a result, we realized net income of $1,387,647, a 57% increase year over year.

Liquidity and Capital Resources

Management currently believes that cash on hand and anticipated cash flows from operations will be sufficient to fund our operations for at least the next twelve months. Our primary sources of liquidity are cash, cash equivalents, short-term investments, and future cash generated from operations. However, our ability to generate cash from operations will depend on our future operating performance, which is subject to certain ongoing known and unknown risks and uncertainties. For a discussion of particular risk factors related to our business, see Part I, Item 1A Risk Factors.

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

Cash Flow

During the year ended December 31, 2025, we had a net increase in cash and cash equivalents of $98,332. See below for additional discussion and analysis of cash flow.

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$1,160,784	$675,084
Net cash used in investing activities	(990,147)	(1,133,892)
Net cash provided by (used in) financing activities	(72,305)	35,305
Net increase (decrease) in cash	$98,332	$(423,503)

Net cash provided by operating activities was $1,160,784 and $675,084 in fiscal year 2025 and fiscal year 2024, respectively. This $485,700 increase in cash flow from operations during fiscal year 2025 was primarily the result of higher net income offset primarily by changes in working capital balances, most notably accrued expenses.

Net cash used in investing activities was $990,147 during fiscal year 2025, and $1,133,892 during fiscal year 2024. The change in net cash used in investing activities was primarily the result of reinvesting the proceeds of investments that reached maturity during the period, which we increased by investing additional cash. We plan to continue reinvesting the proceeds as our investments reach maturity.

During fiscal year 2025, net cash used in financing activities was $72,305, which was the result of payments made on our insurance financing agreement early in the year combined with the escheatment of unclaimed cash dividends from dividends declared in 2015.

Off-Balance Sheet Financing Arrangements

As of December 31, 2025, we had no off-balance sheet financing arrangements.

Inflation

We experience pricing pressures in the form of competitive pricing. Insurance carriers and third-party administrators compete against us for customers by offering bundled claims administration services with their own managed care services at a lower rate. We are also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits and facility leases. We believe that these impacts can be material to our revenues or net income. Some of our customers are public entities which contract with us at a fixed price for the term of the contract. Increases in labor and employee benefits can reduce our profit margin over the term of these contracts. See also “The effects of inflation may have a disproportionate impact on our business” under Part I, Item 1A Risk Factors.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes. Because of the inherent uncertainty in making estimates and judgments, actual results could differ from our estimates and judgments. Our critical accounting policies are disclosed in “Note 2 – SIGNIFICANT ACCOUNTING POLICIES” of Part II, Item 8 Notes to Consolidated Financial Statements.

We continually evaluate our accounting estimates and judgments and base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Our critical accounting estimates include revenue recognition, allowance for credit losses, legal contingencies, and income taxes, and are discussed in more detail below. Such accounting estimates require the most subjective or complex judgments by us, often as a result of the need to make assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates.

Revenue Recognition: Contracts with customers often include promises to transfer multiple products and services to a customer, referred to as distinct performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

We allocate revenue to each performance obligation based on its stand-alone selling price (SSP). Judgment is required to determine unobservable SSP for each distinct performance obligation as most services provided by us are not directly observable. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we determine SSP using a cost-plus margin approach. For further discussion, see “Note 2 – SIGNIFICANT ACCOUNTING POLICIES” of Part II, Item 8 Notes to Consolidated Financial Statements.

Allowance for Credit Losses: We determine our allowance for credit losses by considering several factors, including the length of time trade accounts receivable are past due, our previous loss history, the customers’ current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible.

We must make significant judgments and estimates in determining contractual and credit loss allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our past experience will be indicative of future periods. Although we consider future projections when estimating contractual and credit loss allowances, we ultimately make our decisions based on the best information available to us at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and credit loss allowance estimates, collection of accounts receivable, cash flows, and results of operations. At December 31, 2025, four customers accounted for 10% or more of accounts receivable compared to three customers at December 31, 2024.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Pacific Health Care Organization, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Health Care Organization, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boulay PLLP

We have served as the Company’s auditor since 2024

Minneapolis, Minnesota

March 17, 2026

Pacific Health Care Organization, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$2,168,808	$2,070,476
Investments	10,042,817	9,033,761
Accounts receivable, net	1,005,687	1,028,920
Prepaid expenses	157,458	202,117
Income tax receivable	13,273	-
Total current assets	13,388,043	12,335,274

Long-term Assets
Property and equipment, net	51,724	52,429
Deferred tax assets	16,187	37,990
Other assets	7,492	7,110
Total long-term assets	75,403	97,529
Total Assets	$13,463,446	$12,432,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$228,025	$148,051
Accrued expenses	127,027	422,973
Income tax payable	-	68,727
Dividend payable	-	37,000
Insurance financing	-	35,305
Unearned revenue	33,544	33,544
Total Current Liabilities	388,596	745,600

Commitments and Contingencies

Stockholders’ Equity
Convertible Preferred stock; 5,000,000 shares authorized at $0.001 par value of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding at December 31, 2025 and 2024	16	16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding at December 31, 2025 and 2024	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	12,645,977	11,258,330
Total Stockholders’ Equity	13,074,850	11,687,203

Total Liabilities and Stockholders’ Equity	$13,463,446	$12,432,803

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2025	2024
Revenues
HCO	$1,226,474	$1,247,712
MPN	663,529	625,488
Medical bill review	403,333	418,276
Utilization review	2,159,228	2,061,560
Medical case management	2,217,361	1,560,649
Other	45,250	151,705
Total revenues	6,715,175	6,065,390

Expenses
Salaries and wages	2,736,456	2,762,155
Professional fees	931,210	600,915
Insurance	332,594	332,856
Outsource service fees	735,995	699,081
Data maintenance	210,894	91,424
General and administrative	766,988	726,336
Total expenses	5,714,137	5,212,767

Income from operations	1,001,038	852,623

Other income (expense)
Other income (Note 14)	421,670	-
Interest income	473,605	414,635
Interest expense	(1,522)	(3,552)
Total other income, net	893,753	411,083

Income before taxes	1,894,791	1,263,706
Income tax provision	507,144	380,122

Net income	$1,387,647	$883,584

Basic earnings per share:
Net Income per share amount	$0.11	$0.07
Weighted average shares outstanding, basic	12,800,000	12,800,000

Fully diluted earnings per share:
Net Income per share amount	$0.11	$0.07
Weighted average shares outstanding, diluted	12,816,000	12,816,000

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock		Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2023	16,000	$16	12,800,000	$12,800	$416,057	$10,374,746	$10,803,619

Net income for the year ended December 31, 2024	-	-	-	-	-	883,584	883,584

Balance December 31, 2024	16,000	$16	12,800,000	$12,800	$416,057	$11,258,330	$11,687,203

Net income for the year ended December 31, 2025	-	-	-	-	-	1,387,647	1,387,647

Balance December 31, 2025	16,000	$16	12,800,000	$12,800	$416,057	$12,645,977	$13,074,850

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$1,387,647	$883,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,984	34,096
Provision for credit losses	9,417	(19,094)
Noncash interest on investments	(42,188)	(31,248)
Deferred taxes	21,803	881

Changes in operating assets and liabilities:
Accounts receivable	13,816	10,754
Income tax receivable	(13,273)	-
Other assets	(382)	-
Prepaid expenses	44,659	(22,415)
Accounts payable	79,974	(11,738)
Accrued expenses	(295,946)	55,364
Income tax payable	(68,727)	(227,725)
Unearned revenue	-	2,625
Net cash provided by operating activities	1,160,784	675,084

Cash Flows from Investing Activities
Proceeds from investments	18,723,548	15,931,687
Purchase of investments	(19,690,416)	(17,056,448)
Purchase of property and equipment	(23,279)	(9,131)
Net cash provided by (used in) investing activities	(990,147)	(1,133,892)

Cash Flows from Financing Activities
Escheatment of unclaimed cash dividends	(37,000)	-
Proceeds from insurance financing agreement	-	139,790
Payments made on insurance financing agreement	(35,305)	(104,485)
Net cash provided by (used in) financing activities	(72,305)	35,305
Net increase (decrease) in cash and cash equivalents	98,332	(423,503)

Cash and cash equivalents at beginning of year	2,070,476	2,493,979
Cash and cash equivalents at end of year	$2,168,808	$2,070,476

Supplemental Cash Flow Information
Cash paid for:
Interest	$1,522	$3,552

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Health Care Organization, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

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

On October 19, 2021, the Company completed short-form mergers between PHCO and each of its wholly owned subsidiaries Industrial Resolutions Coalition (“IRC”), Medex Legal Support, Inc. (“MLS”), and Pacific Medical Holding Company (“PMHC”). As a result of the short-form mergers the separate existence of IRC, MLS and PMHC terminated and the business, assets and liabilities of those entities have been transferred to PHCO and to its other subsidiaries. The Company continues to offer the services of IRC and MLS through its other subsidiaries as described in the preceding paragraph.

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

ASC 606 requires the use of a five-step model to recognize revenue from customer contracts. The five-step model requires that the Company: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

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

HCO/MPN

An HCO is a network of healthcare providers specializing in the treatment of workplace injuries and in back-to-work rehabilitation for the Company’s customers’ injured employees. HCOs provide injured employees with a network of healthcare providers in the event of a workers’ compensation injury, while providing their employer (the Company’s customer) control over medical treatment and costs. Like an HCO, an MPN is a network of healthcare providers, but healthcare providers participating in MPNs are not required to have the same level of medical expertise in treating workplace injuries. As a licensed HCO and approved MPN, in addition to offering HCO and MPN programs, the Company is also able to offer its customers a combination of the HCO and MPN programs.

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

For the fiscal years ended December 31, 2025 and 2024, the Company’s HCO programs generated approximately $615,197 and $597,064, respectively, from services performed over time and approximately $611,277 and $650,648, respectively, from services performed at a point in time.

For the fiscal years ended December 31, 2025 and 2024, the Company’s MPN programs generated approximately $514,029 and $470,208, respectively, from services performed over time and approximately $149,500 and $155,280, respectively, from services performed at a point in time.

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

Other Revenues

Other revenues consist of services performed for Medicare set aside requests, network access fees charged for network access for preferred provider organizations, ancillary legal support services, and workers’ compensation carve-out services. Medicare set-aside services for workers’ compensation claims is a financial agreement that allocates a portion of a workers’ compensation settlement to pay for future medical services related to the workplace injury, illness, or disease. The purpose of the set-aside arrangement is to provide funds to the injured party to pay for future medical expenses that would not be covered by Medicare. Network access for preferred provider organizations gives customers access to provider groups that include a specialized network of medical providers related to workers’ compensation and the lower fees associated with the Company’s affiliation to those groups.

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

The Company considers all short-term, highly liquid investments that are readily convertible, within three months of origination, to known amounts as cash equivalents. As of December 31, 2025 and 2024, the Company had no cash equivalents.

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

The amortized cost basis, gross unrealized gains and losses, and fair value of the Company’s held-to-maturity securities at December 31, 2025 and 2024 are shown below.

	Held-to-maturity securities
December 31, 2025	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Bills	$10,042,817	$9,871	$-	$10,052,688

Totals	$10,042,817	$9,871	$-	$10,052,688

December 31, 2024
U.S. Treasury Bills	$9,033,761	$7,743	$-	$9,041,504

Totals	$9,033,761	$7,743	$-	$9,041,504

The amortized cost basis and fair value of the Company’s securities at December 31, 2025, by contractual maturity, are shown below.

December 31, 2025	Amortized Cost	Fair Value
Held-to-maturity securities
Due in one year or less	$10,042,817	$10,052,688
	$10,042,817	$10,052,688

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

Major Customers

During 2025, two customers, who represented 10% or more of operating revenue, combined accounted for approximately 34% of our total sales. By comparison, during 2024 we had three customers who represented 10% or more of operating revenue that accounted for a combined approximately 43% of sales. Below are the respective percentages of total operating revenue that each of these customers represented as of December 31, 2025 and 2024:

	12/31/25	12/31/24
Customer A	23%	21%
Customer B	11%	11%
Customer C	-%	11%

The percentages of the amounts due from customers who represented 10% or more of total accounts receivable as of December 31, 2025 and 2024, are as follows:

	12/31/25	12/31/24
Customer A	21%	20%
Customer B	20%	15%
Customer C	14%	10%
Customer D	11%	-

G.	Depreciation

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

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the values assigned to the allowance for credit losses, legal contingencies, and accruals for income taxes.

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

General and administrative expenses include fees for advertising, charity, depreciation, bad debt and recoveries, rent expense for office, shareholders’ expense, auto expenses, bank charges, dues and subscriptions, education, equipment/repairs, IT enhancement and internet expenses, licenses and permits, office supplies, parking, postage and delivery, printing and reproduction, rent expense for equipment, telephone and travel expenses, and entertainment costs.

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

The Company is subject to taxation in United States federal and state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The years 2022, 2023, and 2024 are still open for examination. The Company is not currently under audit by the Internal Revenue Service or any other tax authority.

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

The Company has two classes of stock. The Company had 800,000,000 shares of voting common stock authorized, and 12,800,000 shares issued and outstanding at both December 31, 2025 and 2024. The Articles of Incorporation of the Company, as amended, also authorizes 5,000,000 shares of $0.001 par value preferred stock, which may be issued in one or more series, with designation, rights and privileges of such preferred stock to be set by the board of directors of the Company from time to time. On November 21, 2016, the board of directors of the Company approved a Certificate of Designation of Rights, Privileges and Preferences of Series A convertible preferred stock and authorized the Company’s officers to file such with the Utah Division of Corporations and Commercial Code to create the Series A convertible preferred stock. The Series A convertible preferred stock has a par value of $0.001 and consists of 40,000 shares, and may be converted into common stock on a one-share for one-share basis at the election of the holder thereof. The holders of Series A convertible preferred stock are entitled to vote with the common stockholders on all matters brought for approval of the common stockholders. In connection with any such matter, each outstanding share of Series A convertible preferred stock is entitled to 20,000 votes of common stock of the Company. In the event of a liquidation, dissolution or winding up of the Company, the Series A convertible preferred stock shall rank in parity with the Company’s common stock. Holders of Series A convertible preferred stock are entitled to receive dividends, when, as and if declared by the board of directors. The Series A convertible preferred stock shall rank in parity with the Company’s common stock as to any dividends. As of December 31, 2025 and 2024, 16,000 shares of the Series A convertible preferred stock were outstanding.

The Company purchased no shares of treasury stock during fiscal year 2025 or 2024. The Company does not have a plan to repurchase outstanding shares of common stock.

As of December 31, 2024, the Company had dividends payable of $37,000, from a dividend declared in September 2015. As of December 31, 2024, no shareholder entitled to claim the unpaid September 2015 dividend made a claim to such dividend, accordingly the Company paid $0 in connection with the September 2015 dividend during the year ended December 31, 2024. During fiscal year 2025, the Company paid $750 of the outstanding September 2015 dividends payable to eligible shareholders. Additionally, during fiscal year 2025, the Company transferred the remaining unclaimed dividends payable of $36,250 to a third party unclaimed property administrator for remittance (escheatment) to the applicable states in accordance with state unclaimed property laws. As of December 31, 2025, the Company had no dividends payable from the dividend declared in September 2015.

N.	Share Based Compensation

The Company follows the fair value method of accounting for stock-based employee and non-employee compensation in accordance with statement of ASC Topic 718, “Compensation – Stock Compensation” which requires that equity-based payments (to the extent they are compensatory) be recognized in these audited consolidated statements of operations as compensation expense over the requisite service (vesting) period, based on the award’s fair value at grant date. No awards or grants have been awarded or granted under the Plan. See “Note 9 – EQUITY INCENTIVE AWARDS” of this Part II, Item 8 Notes to Consolidated Financial Statements for more information about the Company’s current equity incentive plan.

O.	Accounts Receivable and Allowance for Credit Losses

In the normal course of business, the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for credit losses. The Company ages its receivables by date of invoice. The Company has adopted the practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating the expected credit losses on these assets. Management reviews the allowance for credit loss quarterly and evaluates the balance of accounts receivable based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When a specific account is deemed uncollectible, the Company charges off the receivable against the allowance for credit loss. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. To assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for credit losses is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, and past-due amounts. At fiscal year-end 2025 and 2024, the Company had an allowance for credit losses of $18,925 and $12,489, respectively. The increase in allowance for credit loss is attributable to an increase in the provision made during fiscal year 2025 related to one customer who had become delinquent on some of their payments during fiscal year 2025.

A roll-forward of the Company’s allowance for credit losses for the years ended is as follows:

	December 31, 2025	December 31, 2024

Allowance for credit losses, beginning of year	$12,489	$32,814
Current period provision	9,417	(19,094)
Write-off	(3,000)	(1,231)
Recovery	19	-
Allowance for credit losses, end of year	$18,925	$12,489

P.	Leases

On April 1, 2022, the Company moved office locations from 1201 Dove Street, Suite 300 in Newport Beach, California to 19800 MacArthur Boulevard, Suites 306 and 307, in Irvine, California. Our current lease was set to expire as of March 31, 2026, but was renewed on December 10, 2025 for an additional 12-month lease, with a new expiration of March 31, 2027 with no extension options.

The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for all leases. As of December 31, 2025 and 2024, there are no operating lease right-of-use assets or liabilities. The Company elected to not apply the requirements of ASC 842 for short-term leases. Short-term leases are defined as leases that, at the commencement date, have a lease term of 12 months or less. Lease expense is recognized on a straight-line basis over the lease term. If a Company lease does not provide an implicit rate, the Company develops an estimated incremental borrowing rate at the commencement date based on the estimated rate at which it would borrow, in the current economic environment, an amount equal to the lease payments over a similar term on a collateralized basis which is used to determine the present value of lease payments. The Company had no finance leases at December 31, 2025 and 2024.

Q.	Subsequent Events

On January 20, 2026, the Company received a 120-day notice of termination of services from one of our significant customers. As of March 17, 2026, the financial impact of this termination on our operations is not reasonably estimable.

In accordance with ASC 855-10, Company management reviewed all material events through the date of issuance and, other than the loss of customer disclosed above, there are no other material subsequent events to report.

R.	Legal Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with the loss contingencies are expensed as incurred.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Guidance

On January 1, 2024, the Company retroactively adopted Accounting Standards Update (ASU) 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU, which amends Topic 280: Segment Reporting, improves disclosure requirements for reportable segments and enhances disclosures for companies with single reportable segments. The adoption did not have a material impact on the Company’s financial statements.

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

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Improvements to Income Tax Disclosures.” This ASU, which amends Topic 740: Income Taxes, enhances transparency by updating disclosure requirements for income taxes. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted in any annual period in which financial statements have not yet been issued (or made available for issuance). The Company adopted this standard on January 1, 2025, using the retrospective method of adoption. Based on the Company’s assessment, the adoption of ASU 2023-09 did not have a material effect on the Company’s consolidated financial statements or related disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 236) – Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This ASU aims to reduce the cost and complexity of estimating credit losses while maintaining decision-useful information for financial statement users. The guidance allows all entities to elect a practical expedient related to developing forecasts as a part of estimating expected credit losses that assumes the current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The Company adopted the standard as of January 1, 2025 and the adoption did not have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Scheduled below are the assets, costs, and accumulated depreciation at December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Computer equipment	$267,798	$244,519
Furniture and fixtures	13,284	13,284
Totals	$281,082	$257,803
Less: accumulated depreciation	(229,358)	(205,374)
Total Property and Equipment, net	$51,724	$52,429

Depreciation expense for the years ended December 31, 2025 and 2024, totaled $23,984 and $34,096, respectively.

NOTE 5 – INCOME TAXES

 Income before the provision for income taxes consists of the following:

	2025	2024
United States	$1,894,791	$1,263,706
Foreign	-	-
Income before provision for income taxes	$1,894,791	$1,263,706

The income tax provision for the years ended December 31, 2025 and 2024, consisted of the following:

	2025	2024
Current
Federal	$369,811	$261,300
State	115,530	117,939
Total current	$485,341	$379,239

Deferred
Federal	$16,195	$1,397
State	5,608	(514)
Total deferred	$21,803	$883
Total income tax provision	$507,144	$380,122

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s total deferred tax assets and deferred tax liabilities at December 31, 2025 and December 31, 2024, are as follows:

	2025	2024
Deferred tax assets
Reserves and allowances	$5,256	$3,494
Unearned revenues	9,316	9,385
Accrued expenses	14,872	38,441
Deferred tax assets	$29,444	$51,320

Deferred tax liabilities
Depreciation	$(13,257)	$(13,330)
Deferred tax liabilities	$(13,257)	$(13,330)
Net deferred tax asset	$16,187	$37,990

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2025		2024
	Amount	Percent	Amount	Percent
Expense at federal statutory rate of 21%	$397,907	21.0%	$265,388	21.0%
State tax provision (1), net of federal benefit	96,800	5.1%	96,155	7.6%
Non-deductible expenses	12,920	0.7%	15,096	1.2%
Changes in unrecognized benefit	-	-%	-	-%
Valuation allowance	-	-%	-	-%
Tax credits	-	-%	-	-%
Other items	(483)	0.0%	3,483	0.3%
Income tax provision	$507,144	26.8%	$380,122	30.1%

(1)	The state and local jurisdiction that contributes to the majority (greater than 50%) of the tax effect in this category is California.

The amount of cash income taxes paid by the Company, net of refunds received, were as follows:

	December 31, 2025	December 31, 2024
Federal, net	$393,000	$450,000
State, net (California)	175,468	163,000
Income taxes paid, net	$568,468	$613,000

NOTE 6 – LEASES

The Company rents office space at 19800 MacArthur Boulevard, Suites 306 & 307, in Irvine, California. This lease was to expire as of March 31, 2026, but was renewed on December 10, 2025, for an additional 12 months, with a new expiration of March 31, 2027. The lease provides 320 square feet of office space for the executive team and a shared office space for key employees to use as needed. All other employees will continue to work remotely.

Lease expenses were $50,491 and $47,079 during the years ended December 31, 2025 and 2024, respectively.

NOTE 7 – ACCRUED EXPENSES

As of December 31, 2025 and 2024, accrued expenses consisted of the following:

	2025	2024
Salaries and wages	$28,431	$130,960
Compensated absences	82,416	193,525
Legal fees	-	2,964
Accounting fees	100	64,183
Sales commissions	13,793	19,558
Other	2,287	11,783
Total	$127,027	$422,973

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

The Company did not award any equity incentive compensation during the years ended December 31, 2025 and 2024.

NOTE 10 – EARNINGS PER SHARE OF COMMON STOCK

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of these consolidated financial statements. The fully diluted earnings per share includes 16,000 shares of Series A convertible preferred stock, as disclosed in Section M of Note 2.

Basic and Diluted Net Income per share calculation	For the Years Ended December 31,
	2025	2024
Net Income to common stockholders	$1,387,647	$883,584
Weighted average shares outstanding, basic	12,800,000	12,800,000
Basic Net Income per share	$0.11	$0.07

Weighted average shares outstanding, diluted	12,816,000	12,816,000
Diluted Net Income per share	$0.11	$0.07

For the years ended December 31, 2025 and 2024, there were common stock equivalents related to convertible preferred stock that had a dilutive effect of 16,000 shares.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

As previously disclosed, on September 16, 2025, the Company’s wholly owned subsidiaries, Medex Healthcare, Inc. (“Medex”) and Medex Medical Management, Inc. (“MMM”), each filed a lawsuit in the Superior Court of the State of California, County of Orange, against respective defendants David Kim, the former Chief Operating Officer of Medex, and Darshan Patel, the former Director of Medical Management at MMM. The parties have settled all claims asserted in each lawsuit, without admissions of liability by any party, in exchange for a cash payment by each respective defendant of $15,000, and the lawsuits have been dismissed. Accordingly, no accrual has been recorded as of December 31, 2025.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company defines a related party as an individual or entity that has the ability to exercise significant influence over the Company’s management or operations. Related parties, include, among others, the Company’s principal stockholders, directors, executive officers, and members of their immediate families, as well as entities controlled by, or under common control with, such individuals.

The Company retained Donald P. Balzano, a shareholder owning 6.9% of the Company’s common stock, as legal counsel until he passed away in September 2025. Mr. Balzano provided legal guidance and expertise in the workers’ compensation industry on behalf of the Company. The fees paid to Mr. Balzano are recorded in Professional Fees on the consolidated statement of operations. For the years ended December 31, 2025 and 2024, respectively, Mr. Balzano earned $108,108 and $144,144 related to the retainer agreement.

The Company’s former CFO, Kat Kubota, provides financial consulting services for the Company. Kat Kubota is the daughter of Tom Kubota, the Company’s CEO, President, Chairman of the board and majority shareholder. Ms. Kubota’s consulting arrangement commenced upon her resignation from the CFO position with the Company on March 5, 2024. The fees paid to Ms. Kubota are recorded in Professional Fees on the consolidated income statement. Fees for services not yet billed are included in Accrued Expenses on the consolidated balance sheet, totaling $100 and $64,183 at December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, Ms. Kubota earned $415 and $64,183, respectively, for such services.

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

NOTE 14 – EMPLOYEE RETENTION CREDIT

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

During fiscal year 2025, the Company received ERC refund checks from the IRS totaling $488,655, which included interest in the amount of $68,854. The Company has additional ERC applications pending with the IRS for eligible periods that could result in additional refunds of up to approximately $202,657. The Company has not recognized any amounts related to these pending applications as the reasonable assurance criteria under IAS 20 have not been met. The Company will recognize any additional ERC refunds when received from the IRS and when reasonable assurance of compliance is achieved. The Company has accounted for the $419,801 ERC refund as other income for the year ended December 31, 2025. This presentation aligns with IAS 20’s principles for government grants that compensate for costs already incurred and expensed in prior periods. Interest income of $68,854 related to the ERC refund has been recorded separately as interest income. The Company’s ERC eligibility remains subject to audit by the IRS for a period of five years from the date of filing. While the Company believes it has substantial support for its ERC claims and eligibility, there can be no assurance that the IRS will not challenge the Company’s eligibility or calculations during any future audit process.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this annual report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

As previously disclosed in the our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, management identified and remediated certain internal control deficiencies during the first quarter of 2025. The remediation was completed as of March 31, 2025.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

There was no information required on Form 8-K during the fourth quarter of fiscal year 2025 that was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers and directors, their ages, and all offices and positions they hold with us as of March 17, 2026. There is no agreement or understanding between us or any other person and any director or executive officer pursuant to which he or she was selected as a director or executive officer.

Name	Age	Positions with the Company	Director Since	Executive Officer Since

Tom Kubota	86	Chief Executive Officer, President and Chairman of the Board of Directors(1)	Sept. 2000	Sept. 2000

David Wang	63	Director	Nov. 2007

Stacy Hadley	58	Director	Nov. 2016

Günter Soraperra	66	Director	Nov. 2016

Bruce Everakes	65	Director	Aug. 2025

Scott Allen	58	Director, Secretary, Treasurer and Controller(2)	Aug. 2025

(1)	Tom Kubota is our acting Principal Financial and Accounting Officer until a permanent replacement is hired.

(2)	Scott Allen was appointed as our Secretary and Treasurer on August 11, 2025.

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

Bruce Everakes. Mr. Everakes has owned and served as Managing Director for Wolfmark, a manufacturer and importer of apparel and accessories, for over thirty years. In his roles with Wolfmark, Mr. Everakes has been involved in every aspect of its business, including its acquisition of three businesses. Mr. Everakes is a Certified Public Accountant and holds a Bachelor of Science degree in Accountancy and a Master of Science degree in Finance from the University of Illinois at Urbana-Champaign. In determining his qualifications as a candidate, the Board considered Mr. Everakes’ thirty years of business ownership and management experience, as well as his educational and Certified Public Accountant background. As of the date of this current report on Form 8-K, Mr. Everakes owns approximately 702,356 shares of common stock of the Company. Mr. Everakes is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant. There is no arrangement or understanding between Mr. Everakes and any other person pursuant to which he was selected as a director of the Company.

Scott Allen Mr. Allen currently serves as the Company’s Controller, Secretary and Treasurer, and joined the Company in 2013. Mr. Allen has 30 years of accounting experience, including financial analysis, financial statement preparation, regulatory filings, audit engagements, and accounting team leadership. Mr. Allen received a B.A. in Economics from the University of California, San Diego. Prior to becoming the Company’s Controller, Mr. Allen served as the Company’s Accounting Manager. Mr. Allen’s current responsibilities include overseeing the Company’s accounting department, financial reporting and forecasting, financial internal controls procedures, payroll and benefits, and cost controls. Mr. Allen also supports the Company in its evaluations of acquisition opportunities, product line development and regulatory compliance efforts. In determining his qualifications as a candidate, the Board considered Mr. Allen’s current leadership in and extensive knowledge of the Company, his thirty years of accounting experience, and educational background. Mr. Allen is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant. There is no arrangement or understanding between Mr. Allen and any other person pursuant to which he was selected as a director of the Company.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and to people performing similar functions. The code of ethics is designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents we file with, or submit to, the SEC and in other public communications we make, (iii) compliance with applicable governmental laws, rules and regulations, (iv) prompt internal reporting of violations of the code, and (v) accountability for adherence to the code. We will provide a copy of our code of ethics, without charge, to any person upon receipt of the written request for such delivered to our corporate headquarters. All such requests should be sent to the care of Pacific Health Care Organization, Inc., Attn: Corporate Secretary, 19800 MacArthur Blvd, Suite 306 & 307, Irvine, CA 92612. A copy of our code of ethics has been posted on our website and may be viewed at www.pacifichealthcareorganization.com. If we make any substantive amendments to, or grant any waivers from, the code of ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

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

Committees of the Board of Directors

The OTCQB does not require us to have a separately designated standing audit committee, a compensation committee or a nominating and corporate governance committee. Our board of directors has determined that it is in our best interest to have the full board fulfill the functions that would be performed by these committees.

While we do not currently have a standing audit committee, our board of directors believes that were it to establish an audit committee, Mrs. Hadley would qualify as an independent director and possesses the attributes necessary to be considered an “audit committee financial expert” under the rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002.

Procedures for Security Holders to Nominate Candidates to the Board of Directors

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since March 30, 2012, the date we last provided information regarding our director nomination process.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes compensation paid to or earned by our named executive officers (“NEOs”) for the years ended December 31, 2025 and 2024. No other executive officer of the Company had total compensation of $100,000 or more during the year ended December 31, 2025.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Tom Kubota	2025	$246,387	$12,000	$-	$-	$-	$-	$32,309	(1)	$290,696
Chief Executive Officer, President, Chairman and Director	2024	$193,536	$1,000	$-	$-	$-	$-	$24,195	(2)	$218,731
Kristina Kubota	2025	$-	$-	$-	$-	$-	$-	$4,015	(4)	$4,015
Chief Financial Officer(3), Secretary(3) and Director(3)	2024	$24,659	$-	$-	$-	$-	$-	$93,542	(5)	$118,201
Lauren Kubota	2025	$84,941	$-	$-	$-	$-	$-	$11,834	(7)	$96,775
Vice President(6), Secretary(6) and Director(6)	2024	$115,000	$1,000	$-	$-	$-	$-	$13,589	(8)	$129,589

(1)	Reflects health insurance premiums of $5,689, auto expense of $19,082, director’s fees of $4,800, and phone/internet reimbursement of $2,738.

(2)	Reflects health insurance premiums of $6,722, auto expense of $6,796, director’s fees of $7,200, and phone/internet reimbursement of $3,477.

(3)	Kristina Kubota served as our Chief Financial Officer and Secretary during the first two months of fiscal year 2024. She resigned from those positions on March 5, 2024 and resigned from the Board of Directors on August 11, 2025.

(4)	Reflects director’s fees of $3,600 and consultant fees of $415.

(5)	Reflects health insurance premiums of $1,327, director’s fees and board meeting secretary fees of $7,550, consultant fees of $64,183, and phone/internet reimbursement of $150.

(6)	Lauren Kubota was not serving as an executive officer of the Company during the first two months of fiscal year 2024. She served as Vice President from January 3, 2024, until July 31, 2025, and served as Secretary from March 6, 2024, until August 11, 2025. She resigned from the Board of Directors on August 11, 2025.

(7)	Reflects health insurance premiums of $3,066, director’s fees and board meeting secretary fees of $4,650, consultant fees of $3,768, and phone/internet reimbursement of $350.

(8)	Reflects health insurance premiums of $4,739, director’s fees and board meeting secretary fees of $8,250, and phone/internet reimbursement of $600.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We do not have a written employment agreement with Tom Kubota. Our NEOs are or were, as applicable, employed on an at-will basis and we can terminate their employment at any time, with or without cause. After Kristina Kubota’s resignation as an employee of the Company on March 5, 2024, we engaged her as a third-party financial consultant under an independent contractor agreement. Pursuant to that independent contractor agreement, Kristina Kubota’s services are billed at an hourly rate of $120.00 and our engagement with her may be terminated at any time by either party with or without cause. After Lauren Kubota’s resignation as an employee of the Company on July 31, 2025, we engaged her as a third-party financial consultant under an independent contractor agreement. Pursuant to that independent contractor agreement, Lauren Kubota’s services were billed at an hourly rate of $150.00 and our engagement with her terminated as of August 31, 2025.

Base Salary

Base salary is used to recognize the experience, skills, knowledge, and responsibilities required of our NEOs. The base salary for each NEO is typically set at the time the individual is hired based on the factors discussed in the preceding sentence and the negotiation process between us and the NEO. We also take into consideration the individual’s past performance and experience, the expertise we need and local market and labor conditions. Changes to base salary, if any, are determined based on several factors, including evaluation of performance, anticipated financial performance of the Company, economic condition and local market and labor conditions. Mr. Kubota’s base salary for 2025 was $193,536. Ms. L. Kubota’s base salary for 2025 was $115,000, up until her resignation in July 2025. Ms. K. Kubota’s base salary for 2024 was $115,000, up until her resignation in March 2024.

Non-Equity Incentive Compensation

From time to time, we may make cash awards to our employees, including the NEOs. Such awards may be designed to incentivize employees over a specified period pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established. In the event this type of cash award is made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Non-equity Incentive Plan Compensation.” The criteria for earning non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established. Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan. Our board of directors did not establish non-equity incentive compensation plans during the years ended December 31, 2025 or 2024, and no non-equity incentive compensation was awarded during these years. Similarly, as of the date of this annual report, the board of directors has not awarded non-equity incentive compensation to our NEOs, although there is nothing that prohibits the board of directors from doing so at any point during fiscal year 2026.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria. To the extent awards are made to our NEOs, such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.”

We are under no contractual or other obligation to award cash bonuses. We awarded total aggregate bonuses to our NEOs in the amounts of $12,000 and $2,000 during fiscal year 2025 and fiscal year 2024, respectively.

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

During the years ended December 31, 2025 or 2024, our board of directors awarded no equity incentive compensation to our NEOs. The board of directors has also not awarded equity incentive compensation to our NEOs as of the date of this annual report, although there is nothing that prohibits the board of directors from doing so at any point during the 2026 fiscal year.

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

As noted above, during fiscal year 2025, no NEOs were awarded stock options or other equity awards.

Benefits and Other Compensation

We currently provide healthcare benefits, including medical, vision and dental insurance, subject to certain deductibles and co-payments to our full-time employees. We also provide for paid time off (“PTO”), which includes vacation, sick leave and other out-of-the-office time and is accrued and paid in accordance with our PTO policy and the Paid Sick Leave laws of California. We may also provide group life and disability insurance to employees who are eligible to participate in such programs.

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

Non-qualified Deferred Compensation

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of December 31, 2025, there were no outstanding equity awards held by our NEOs.

None of our NEOs exercised any stock options or had any stock vest related to grants made in connection with their employment during the year ended December 31, 2025.

DIRECTOR COMPENSATION

We offer cash compensation to attract and retain candidates to serve on our board of directors.

Meeting Fees

All directors receive a fee of $1,200 and the recording secretary receives a fee of $350 per meeting for each meeting attended either in person or telephonically. Additionally, directors are paid $1,000 for attendance at annual meetings of stockholders, plus airfare and hotel expenses.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our directors, and we did not award any equity compensation to any of our directors during the year ended December 31, 2025.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)		All Other Compensation ($)		Total ($)
Tom Kubota	$4,800		$285,896	(1)	$290,696
David Wang	$4,800		$-		$4,800
Günter Soraperra	$4,800		$-		$4,800
Stacy Hadley	$4,800		$-		$4,800
Bruce Everakes	$1,200		$-		$1,200
Scott Allen	$1,900	(2)	110,388		$112,288
Lauren Kubota	$4,650	(3)	$92,125	(4)	$96,775
Kristina Kubota	$3,600	(3)	$415	(5)	$4,015

(1)	Mr. Kubota is employed as the Company’s Chief Executive Officer and President. For details regarding All Other Compensation paid to Mr. Kubota, see “Summary Compensation Table” in Part III, Item 11 Executive Compensation of this annual report.

(2)	Scott Allen was paid additional fees of $350 for the time he served as Secretary of the board of directors, as well as a discretionary bonus of $350.

(3)	Lauren Kubota and Kristina Kubota were paid additional fees of $350 for the times they served as Secretary at each meeting of the board of directors. Both Ms. L Kubota and Ms. K. Kubota resigned as Directors on August 11, 2025.

(4)	During fiscal years 2024 and 2025, Lauren Kubota was an employee of the Company. Lauren Kubota resigned as an employee on July 25, 2025. These amounts reflect her salary and other compensation she received in connection with her employment during fiscal years 2024 and 2025. For more details regarding her compensation, see “Summary Compensation Table” in Part III, Item 11 Executive Compensation of this annual report.

(5)	During fiscal year 2024, Kristina Kubota was an employee of the Company. Kristina Kubota resigned as an employee on March 5, 2024. These amounts reflect her salary and other compensation she received in connection with her employment during fiscal year 2024. For more details regarding her compensation, see “Summary Compensation Table” in Part II, Item 11 Executive Compensation of this annual report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 17, 2026:

●	each person known to us to beneficially own more than 5% of our common stock or Series A convertible preferred stock;

●	each of our named executive officers;

●	each member of our board of directors; and

●	all our directors and executive officers as a group.

On March 17, 2026, there were 12,800,000 shares of common stock issued and outstanding and 16,000 shares of Series A convertible preferred stock issued and outstanding.

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

Unless otherwise indicated, the address of each person or entity named in the table is 19800 MacArthur Blvd, Suite 306 & 307, Irvine, CA 92612.

	Common Stock Beneficially Owned(1)		Series A Convertible Preferred Stock Beneficially Owned(2)
Name of Beneficial Owner	Number	%	Number	%
Directors and Named Executive Officers:
Tom Kubota(3)	8,410,000	65.7%	16,000	100%
Kristina Kubota(3)	8,000	* %	--	--%
Lauren Kubota(3)	8,000	* %	--	--%
Stacy Hadley	--	--%	--	--%
Günter Soraperra	--	--%	--	--%
David Wang	--	--%	--	--%
Bruce Everakes	702,356	5.5%	--	--%
Scott Allen	--	--%	--	--%
All directors and executive officers as a group (8 persons)	9,128,356	71.2%	16,000	100%

5% Shareholders:
Donald P. Balzano(4)	878,640	6.9%	--	--%
5422 Michelle Drive
Torrance, CA 90503

*	Less than 1%.

(1)	Excludes shares of common stock that may be deemed to be beneficially owned by such persons due to their beneficial ownership of Series A convertible preferred stock, which are convertible to common stock on a one-share-for-one-share basis at any time at the election of the holder.

(2)	Each share of Series A convertible preferred stock is convertible to common stock on a one-share-for-one-share basis at any time at the election of the holder. Each share of Series A convertible preferred stock entitles its holder to vote together with the common stock as a single class on all matters presented to the Company’s common stockholders for their vote. Each outstanding share of Series A convertible preferred stock votes as 20,000 shares of common stock. The Series A convertible preferred stock ranks in parity with the common stock on a per share basis, not on a per vote basis, as to any dividends, liquidation, dissolution or winding up of the Company.

(3)	Mr. Kubota holds the shares in the Tom Kubota Revocable Trust of 2013 (the “Trust”). Mr. Kubota is the sole Trustee and settlor of the Trust. As such he may be deemed to have voting and/or investment power over the shares held by the Trust and therefore may be deemed to be the beneficial owner of those shares. Kristina Kubota and Lauren Kubota are currently beneficiaries of the Trust. As the Trust is revocable, Mr. Kubota could revoke the Trust or change its beneficiaries at any time. Kristina Kubota and Lauren Kubota have no voting or investment power over the shares held by the Trust. If Mr. Kubota is unable or unwilling to serve in the office of Trustee, the Trust documents currently provide that Kristina Kubota and Lauren Kubota would serve as successor co-trustees of the Trust.

(4)	Mr. Balzano was retained as legal counsel for the Company until he passed away in September 2025.

Equity Compensation Plans

The following table sets forth certain information relating to our 2018 Equity Incentive Plan, as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	8,000,000	*
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$-	8,000,000	*

*	Adjusted to reflect the four-shares-for-one-share forward split of the Company’s common stock that took effect on January 6, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed in Item 11 Executive Compensation and below, during the years ended December 31, 2025 and 2024, we did not engage in transactions with related persons (as defined by Rule 404 of Regulation S-K (Instructions to Item 404(a))) that exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two fiscal years in which any such related person had or will have a direct or indirect material interest.

We retained Donald P. Balzano, who is a shareholder owning 6.9% of the Company’s common stock, as legal counsel until he passed away in September 2025. Mr. Balzano provided legal guidance and expertise in the workers’ compensation industry on our behalf. The fees paid to Mr. Balzano are recorded in Professional Fees on the consolidated statement of operations. The retainer agreement with Mr. Balzano had been in place for approximately 25 years and was inadvertently not previously disclosed. For the years ended December 31, 2025 and 2024, respectively, Mr. Balzano earned $108,108 and $144,144 related to the retainer agreement.

Director Independence

The board has determined that as of date of this annual report, Mrs. Hadley, Mr. Soraperra, Mr. Wang, and Mr. Everakes would qualify as “independent directors” as that term is defined in the listing standards of the NYSE American. Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in fulfilling the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 5, 2024, we engaged Boulay PLLP as our independent registered public accounting firm. Boulay PLLP audited our consolidated financial statements for the fiscal years ended December 31, 2024 and 2025. The following is a summary of fees for professional services billed (or to be billed) to us by Boulay PLLP for fiscal years 2024 and 2025 in each of the following categories:

	Boulay PLLP
	2025	2024
Audit	$120,000	$91,300
Audit related	-	-
Tax	-	-
All other	-	-
Total	$120,000	$91,300

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

Our full board of directors is responsible for the selection, review, and oversight of our independent registered public accounting firm. The board of directors has not, as of the time of filing this annual report with the SEC, adopted policies and procedures for pre-approving audit or permissible non-audit services performed by our independent registered public accounting firm. Instead, the board of directors as a whole pre-approves all such services, except for services meeting a “de minimis” exception. To qualify for the “de minimis” exception, the aggregate amount of all such non-audit services provided to the Company must constitute no more than 5% of the total amount of revenues paid by us to our independent registered public accounting firm during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated. In the future, our board of directors may approve the services of our independent registered public accounting firm pursuant to pre-approval policies and procedures adopted by the board of directors, or an audit committee if one is standing, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of director’s responsibilities to our management.

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

(a)	(3) Exhibits

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation and Amendments thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Bylaws(3)
3.5	Bylaws(4)
3.6	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(5)
3.7	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(5)
3.8	Certificate of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock(6)
3.9	Articles of Amendment to Articles of Incorporation to affect four-shares-for-one-share forward split(7)
3.10	Articles of Amendment to Articles of Incorporation, dated December 27, 2019, including Amended Certification of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock to affect a four-shares-for-one-share forward stock split(8)
10.1	Pacific Health Care Organization, Inc. 2018 Equity Incentive Plan(9)+
10.2	Services Agreement, dated January 2, 2024, between the Company and NOW CFO(10)
10.3	Independent Consultant Agreement, dated March 5, 2024, between the Company and Kristina Kubota(11)
10.4	Independent Consultant Agreement, dated May 30, 2024, between the Company and Stacy Hadley(12)
14.1	Code of Ethics(13)
19.1	Insider Trading Policy(14)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following materials from Pacific Health Care Organization, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract, compensatory plan or arrangement of the Company.

*	Filed or furnished herewith, as applicable.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the SEC on September 19, 2002.

(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A-2 as filed with the SEC on July 13, 2004.
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on February 14, 2018.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on July 31, 2025.

(5)	Incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 13, 2008.

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on November 22, 2016.

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on March 27, 2018.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on January 2, 2020.

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2018.

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on January 5, 2024.

(11)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed with the SEC on April 16, 2024.
(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed with the SEC on March 19, 2025.

(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB as filed with the SEC on April 17, 2007.

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed with the SEC on March 19, 2025.

(b)	Exhibits:

See	Item 15(a)(3) above.

(c)	Financial Statement Schedules: See Item 15(a)(2) above.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: March 17, 2026	By:	/s/ Tom Kubota
Tom Kubota Chief Executive Officer, President and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Tom Kubota	Chief Executive Officer, President	March 17, 2026
Tom Kubota	and Chairman of the Board

/s/ David Wang	Director	March 17, 2026
David Wang

/s/ Stacy Hadley	Director	March 17, 2026
Stacy Hadley

/s/ Günter Soraperra	Director	March 17, 2026
Günter Soraperra

/s/ Bruce Everakes	Director	March 17, 2026
Bruce Everakes

/s/ Scott Allen	Director and Controller	March 17, 2026
Scott Allen