Form 10-Q
period 2026-03-31
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2026-04-30
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of April 30, 2026, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited) March 31,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$2,396,835	$2,168,808
Investments	10,138,003	10,042,817
Accounts receivable, net	1,066,324	1,005,687
Prepaid expenses	92,216	157,458
Income tax receivable	-	13,273
Total current assets	13,693,378	13,388,043

Long-term Assets
Property and equipment, net	46,431	51,724
Deferred tax assets	17,182	16,187
Other assets	8,060	7,492
Total long-term assets	71,673	75,403
Total Assets	$13,765,051	$13,463,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$213,542	$228,025
Accrued expenses	179,009	127,027
Income tax payable	61,924	-
Unearned revenue	42,057	33,544
Total current liabilities	496,532	388,596

Commitments and Contingencies

Stockholders’ Equity
Convertible preferred stock, 5,000,000 shares authorized at $0.001 par value of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	16	16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	12,839,646	12,645,977
Total stockholders’ equity	13,268,519	13,074,850

Total Liabilities and Stockholders’ Equity	$13,765,051	$13,463,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For three months ended
	March 31,
	2026	2025
Revenues
HCO	$186,226	$494,129
MPN	154,934	159,005
Medical bill review	119,035	128,577
Utilization review	537,597	495,042
Medical case management	499,862	516,311
Other	50	25,750
Total revenues	1,497,704	1,818,814

Expenses
Salaries and wages	633,353	689,482
Professional fees	186,389	235,130
Insurance	83,114	82,608
Outsource service fees	215,076	173,550
Data maintenance	26,295	136,115
General and administrative	180,793	187,510
Total expenses	1,325,020	1,504,395

Income from operations	172,684	314,419

Other income (expense)
Interest income	95,186	93,744
Interest expense	-	(1,522)
Total other income, net	95,186	92,222

Income before taxes	267,870	406,641
Income tax provision	74,201	113,978

Net income	$193,669	$292,663

Basic earnings per share:
Net Income per share amount	$0.02	$0.02
Weighted average shares outstanding, basic	12,800,000	12,800,000

Fully diluted earnings per share:
Net Income per share amount	$0.02	$0.02
Weighted average shares outstanding, diluted	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2024	16,000	$16	12,800,000	$12,800	$416,057	$11,258,330	$11,687,203

Net income	-	-	-	-	-	292,663	292,663

Balance March 31, 2025	16,000	$16	12,800,000	$12,800	$416,057	$11,550,993	$11,979,866

Balance December 31, 2025	16,000	$16	12,800,000	$12,800	$416,057	$12,645,977	$13,074,850

Net income	-	-	-	-	-	193,669	193,669

Balance March 31, 2026	16,000	$16	12,800,000	$12,800	$416,057	$12,839,646	$13,268,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from Operating Activities
Net income	$193,669	$292,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,293	7,155
Provision for credit losses	(5,582)	(2,700)
Noncash interest on investments	(95,186)	(93,744)
Deferred taxes	(995)	280
Changes in operating assets and liabilities
Accounts receivable	(55,055)	98,315
Other assets	(568)	(382)
Prepaid expenses	65,242	62,374
Income tax receivable	13,273	-
Accounts payable	(14,483)	70,816
Accrued expenses	51,982	(150,150)
Income tax payable	61,924	29,536
Unearned revenue	8,513	16,563
Net cash provided by operating activities	228,027	330,726

Cash flows from Investing Activities
Purchase of property and equipment	-	(8,510)
Net cash used in investing activities	-	(8,510)

Cash flows from Financing Activities
Payments made on insurance financing agreement	-	(35,305)
Net cash used in financing activities	-	(35,305)
Net increase in cash and cash equivalents	228,027	286,911

Cash and cash equivalents at beginning of period	2,168,808	2,070,476
Cash and cash equivalents at end of period	$2,396,835	$2,357,387

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$1,522
Income taxes	-	80,000

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

While management believes the disclosures and information presented are adequate to make the information not misleading, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2025. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ended December 31, 2026.

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

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. These changes had no impact on the Company’s total assets, stockholders’ equity or reported net income.

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

As of January 1, 2025, the balance of accounts receivable, net and unearned revenue was $1,028,920 and $33,544, respectively.

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

For the three months ended March 31, 2026 and 2025, the Company’s HCO programs generated approximately $136,892 and $152,647, respectively, from services performed over time and approximately $49,334 and $341,482, respectively, from services performed at a point in time.

For the three months ended March 31, 2026 and 2025, the Company’s MPN programs generated approximately $110,504 and $126,930, respectively, from services performed over time and approximately $44,430 and $32,075, respectively, from services performed at a point in time.

Medical Bill Review

Medical bills are one of the biggest expenses that an employer’s workers’ compensation insurance company must pay for. To curtail these expenses, the Company’s customers utilize our medical bill review services to review medical bills for services rendered to an injured employee. The Company provides professional analysis of medical provider services and equipment billing to ascertain proper reimbursement.

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

Other Revenues

Other revenues consist of services performed for Medicare set-aside requests, network access fees charged for network access for preferred provider organizations, ancillary legal support services, and workers’ compensation carve-out services. Medicare set-aside services for workers’ compensation claims is a financial agreement that allocates a portion of a workers’ compensation settlement to pay for future medical services related to the workplace injury, illness, or disease. The purpose of the set-aside arrangement is to provide funds to the injured party to pay for future medical expenses that would not be covered by Medicare. Network access for preferred provider organizations gives customers access to provider groups that include a specialized network of medical providers related to workers’ compensation and the lower fees associated with the Company’s affiliation to those groups.

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

The Company considers all short-term, highly liquid investments that are readily convertible, within three months of origination, to known amounts as cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had no cash equivalents.

F.	Investments

The Company maintains its investments in U.S. treasury bills and has classified them as held-to-maturity at the time of purchase. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using a straight-line method.

The amortized cost basis, gross unrealized gains and losses, and fair value of the Company’s held-to-maturity securities at March 31, 2026 and December 31, 2025 are shown below.

	Held-to-maturity securities
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
U.S. Treasury Bills	$10,138,003	$1,475	$-	$10,139,478

Totals	$10,138,003	$1,475	$-	$10,139,478

December 31, 2025
U.S. Treasury Bills	$10,042,817	$9,871	$-	$10,052,688

Totals	$10,042,817	$9,871	$-	$10,052,688

The amortized cost basis and fair value of the Company’s securities at March 31, 2026, by contractual maturity, are shown below.

	Amortized Cost	Fair Value
March 31, 2026
Held-to-maturity securities
Due in one year or less	$10,138,003	$10,139,478
	$10,138,003	$10,139,478

The fair value of the Company’s held-to-maturity debt securities is determined based upon inputs, other than the quoted prices in active markets, that are observable either directly or indirectly and are classified as level 2 fair value investments.

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

H.	Accounts Receivable and Allowance for Credit

In the normal course of business, the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for credit losses. The Company ages its receivables by date of invoice. The Company has adopted the practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating the expected credit losses on these assets. Management reviews the allowance for credit loss quarterly and evaluates the balance of accounts receivable based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When a specific account is deemed uncollectible, the Company charges off the receivable against the allowance for credit loss. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. To assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for credit losses is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, and past-due amounts. At March 31, 2026 and December 31, 2025, the Company had an allowance for credit losses of $12,619 and $18,925, respectively.

A roll-forward of the Company’s allowance for credit losses for the three-month periods ended is as follows:

	March 31, 2026	March 31, 2025
Allowance for credit losses, beginning of period	$18,925	$12,489
Current period provision	(5,582)	(2,700)
Write-off	(724)	-
Recovery	-	19
Allowance for credit losses, end of period	$12,619	$9,808

I.	Concentrations of Risk

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

Major Customers

During the three months ended March 31, 2026, three major customers, who represented 10% or more of operating revenue, accounted for approximately 49% of the Company’s total sales; whereas during the three months ended March 31, 2025, three major customers, who represented 10% or more of operating revenue, accounted for approximately 46% of total sales. Below are the respective percentages of total operating revenue that each of these customers represented during the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Customer A	25%	19%
Customer B	13%	17%
Customer C	11%	10%

The percentages of the amounts due from customers who represented 10% or more of total accounts receivable as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Customer A	28%	21%
Customer B	17%	20%
Customer C	13%	14%
Customer D	-%	11%

J.	Leases

On April 1, 2022, the Company moved office locations from 1201 Dove Street, Suite 300 in Newport Beach, California to 19800 MacArthur Boulevard, Suites 306 and 307, in Irvine, California. The Company’s current lease was set to expire as of March 31, 2026, but was renewed on December 10, 2025 for an additional 12-month lease, with a new expiration of March 31, 2027 with no extension options.

The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for all leases. As of March 31, 2026 and December 31, 2025, there were no operating lease right-of-use assets or liabilities. The Company elected to not apply the requirements of ASC 842 for short-term leases. Short-term leases are defined as leases that, at the commencement date, have a lease term of 12 months or less. Lease expense is recognized on a straight-line basis over the lease term. If a Company lease does not provide an implicit rate, the Company develops an estimated incremental borrowing rate at the commencement date based on the estimated rate at which it would borrow, in the current economic environment, an amount equal to the lease payments over a similar term on a collateralized basis which is used to determine the present value of lease payments. The Company had no finance leases at March 31, 2026 and December 31, 2025.

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

O.	Legal Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with the loss contingencies are expensed as incurred.

NOTE 3 – SEGMENT INFORMATION

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

NOTE 4 – PROPERTY AND EQUIPMENT

Scheduled below are the assets, costs, and accumulated depreciation at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Computer equipment	$267,798	$267,798
Furniture and fixtures	13,284	13,284
Totals	$281,082	$281,082
Less: accumulated depreciation	(234,651)	(229,358)
Total Property and Equipment, net	$46,431	$51,724

Depreciation expense for the three months ended March 31, 2026 and 2025, totaled $5,293 and $7,155, respectively.

NOTE 5 – LEASES

The Company rents office space at 19800 MacArthur Boulevard, Suites 306 & 307, in Irvine, California. This lease was to expire as of March 31, 2026, but was renewed on December 10, 2025, for an additional 12 months, with a new expiration of March 31, 2027 with no extension options. The lease provides 320 square feet of office space for the executive team and a shared office space for key employees to use as needed. All other employees will continue to work remotely.

Lease expenses were $12,763 and $12,138 during the three-month periods ended March 31, 2026 and 2025, respectively.

NOTE 6 – ACCRUED EXPENSES

As of March 31, 2026 and December 31, 2025, accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Salaries and wages	$75,593	$28,431
Compensated absences	77,403	82,416
Accounting fees	100	100
Sales commissions	25,913	13,793
Other	-	2,287
Total	$179,009	$127,027

NOTE 7 – INSURANCE FINANCING AGREEMENT

The Company entered into an insurance policy finance arrangement for business insurance coverage effective May 2024. The agreement matured in March 2025 and had monthly payments of principal and interest of approximately $12,276 with interest at 9.3%.

NOTE 8 – INCOME TAXES

For the three months ended March 31, 2026, the Company recognized expense from income taxes of $74,201, representing an effective tax rate of 27.7%. For the three months ended March 31, 2025, the Company recognized expense from income taxes of $113,978, representing an effective tax rate of 28.0%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0% due to state taxes, permanent items, and discrete items.

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

NOTE 9 – BENEFITS AND OTHER COMPENSATION

The Company offers a 401(k)-profit sharing plan for employees who meet the eligibility requirements. Pursuant to the plan, the Company may make discretionary matching contributions and/or discretionary profit-sharing contributions to the plan. All such contributions must comply with federal pension laws, non-discrimination requirements and the terms of the plan. In determining whether to make a discretionary contribution, the board of directors would evaluate current and prospective costs of such awards to the Company and management’s desire to reward and retain employees and attract new employees. To date, the Company has never made matching contributions and/or discretionary profit-sharing contributions to the plan.

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

The Company has two classes of stock. The Company had 800,000,000 shares of voting common stock authorized, and 12,800,000 shares issued and outstanding at both March 31, 2026 and 2025. The Articles of Incorporation of the Company, as amended, also authorizes 5,000,000 shares of $0.001 par value preferred stock, which may be issued in one or more series, with designation, rights and privileges of such preferred stock to be set by the board of directors of the Company from time to time. On November 21, 2016, the board of directors of the Company approved a Certificate of Designation of Rights, Privileges and Preferences of Series A convertible preferred stock and authorized the Company’s officers to file such with the Utah Division of Corporations and Commercial Code to create the Series A convertible preferred stock. The Series A convertible preferred stock has a par value of $0.001 and consists of 40,000 shares, and may be converted into common stock on a one-share for one-share basis at the election of the holder thereof. The holders of Series A convertible preferred stock are entitled to vote with the common stockholders on all matters brought for approval of the common stockholders. In connection with any such matter, each outstanding share of Series A convertible preferred stock is entitled to 20,000 votes of common stock of the Company. In the event of a liquidation, dissolution or winding up of the Company, the Series A convertible preferred stock shall rank in parity with the Company’s common stock. Holders of Series A convertible preferred stock are entitled to receive dividends, when, as and if declared by the board of directors. The Series A convertible preferred stock shall rank in parity with the Company’s common stock as to any dividends. As of March 31, 2026 and 2025, 16,000 shares of the Series A convertible preferred stock were outstanding.

The Company purchased no shares of treasury stock during the three-month periods ended March 31, 2026 and 2025. The Company does not have a plan to repurchase outstanding shares of common stock.

NOTE 12 – EARNINGS PER SHARE OF COMMON STOCK

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of these unaudited condensed consolidated financial statements. The fully diluted earnings per share includes 16,000 shares of Series A convertible preferred stock, as disclosed in “Note 11 – STOCKHOLDERS’ EQUITY” of this Part I, Item 1 Notes to Condensed Consolidated Financial Statements (Unaudited).

	For the Three Months Ended March 31,
Basic and Diluted Net Income per share calculation	2026	2025
Net Income to common stockholders	$193,669	$292,663
Weighted average shares outstanding, basic	12,800,000	12,800,000
Basic Net Income per share	$0.02	$0.02

Weighted average shares outstanding, diluted	12,816,000	12,816,000
Diluted Net Income per share	$0.02	$0.02

For the quarters ended March 31, 2026 and 2025, there were common stock equivalents related to convertible preferred stock that had a dilutive effect of 16,000 shares.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company defines a related party as an individual or entity that has the ability to exercise significant influence over the Company’s management or operations. Related parties include, among others, the Company’s principal stockholders, directors, executive officers, and members of their immediate families, as well as entities controlled by, or under common control with, such individuals.

The Company retained Donald P. Balzano, a shareholder owning 6.9% of the Company’s common stock, as legal counsel through September 2025. Mr. Balzano provided legal guidance and expertise in the workers’ compensation industry on behalf of the Company. The fees paid to Mr. Balzano are recorded in Professional Fees on the consolidated statement of operations. For the three months ended March 31, 2025, Mr. Balzano earned $36,036 related to the retainer agreement.

The Company’s former CFO and board member, Kristina Kubota, provides financial consulting services for the Company. Kristina Kubota is the daughter of Tom Kubota, the Company’s CEO, President, Chairman of the board and majority shareholder. Ms. Kubota’s consulting arrangement commenced upon her resignation from the CFO position with the Company on March 5, 2024. The fees paid to Ms. Kubota are recorded in Professional Fees on the consolidated income statement. Fees for services not yet billed are included in Accrued Expenses on the consolidated balance sheet, totaling $100 at both March 31, 2026 and December 31, 2025. For the three months ended March 31, 2026 and 2025, Ms. Kubota earned $0 and $295, respectively, for such services.

The Company’s former Vice President, Secretary and board member, Lauren Kubota, resigned from her positions with the Company during the third quarter of 2025. After her resignation, Lauren Kubota provided consulting services for the Company. The consulting arrangement commenced on August 4, 2025 and expired on August 31, 2025. Lauren Kubota is the daughter of Tom Kubota, the Company’s CEO, President, Chairman of the board and majority shareholder. No fees related to these consulting services were included in accrued expenses at March 31, 2026 and December 31, 2025. No fees related to these services were earned during the three months ended March 31, 2026 and 2025.

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

During 2025, the Company received ERC refund checks from the IRS totaling $488,655, which included interest in the amount of $68,854. The Company has additional ERC applications pending with the IRS for eligible periods that could result in additional refunds of up to approximately $202,657. The Company has not recognized any amounts related to these pending applications as the reasonable assurance criteria under IAS 20 have not been met. The Company will recognize any additional ERC refunds when received from the IRS and when reasonable assurance of compliance is achieved. The Company’s ERC eligibility remains subject to audit by the IRS for a period of five years from the date of filing. While the Company believes it has substantial support for its ERC claims and eligibility, there can be no assurance that the IRS will not challenge the Company’s eligibility or calculations during any future audit process. During the first three months of fiscal years 2026 and 2025, no ERC refund checks were received from the IRS.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our unaudited condensed consolidated financial statements, and notes thereto, contained in this quarterly report, as well as our audited consolidated financial statements, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2026 (the “Annual Report”).

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

Forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, many of which may be beyond our control. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and actual results could differ materially as a result of various factors. The following include some but not all of the factors that could cause actual results and financial condition to differ materially from those expressed or implied by forward-looking statements:

●	competition within our industry, including competition from much larger competitors;

●	our ability to retain existing customers and to attract new customers;

●	legislative and regulatory requirements or changes which could render our services less competitive or obsolete;

●	cost reduction efforts by our existing and prospective customers;

●	failure to retain or recruit, or changes in, officers and key employees, and uncertainties in our ability to maintain key consultants and advisors;

●	reductions in workers’ compensation claims or the demand for our services, from whatever source;

●	the loss, ineffective management, malfunction (including those resulting from cybersecurity incidents and breaches), or increased costs of third-party-provided technologies and services on which our operations rely;

●	cybersecurity incidents and breaches, and other software system failures, and the imposition of laws imposing costly cybersecurity and data protection compliance;

●	delays, reductions, or cancellations of contracts we have previously entered into;

●	changes in U.S. trade policies and retaliatory responses from other countries, including tariffs;

●	the effects of and uncertainty surrounding the adoption, use and reliability of disruptive technologies such as artificial intelligence;

●	the loss of or inability to obtain adequate insurance coverage;

●	business combinations involving our customers or competitors;

●	economic and labor market conditions generally and in the industries in which we and our customers participate, including the effects resulting from immigration laws and enforcement, economic recessions, financial sector turmoil, partial or full federal government shutdown, international conflicts, and rising domestic inflation and related economic policy responses; and

●	our failure to successfully develop new services and/or products either organically or through acquisition, or to anticipate current or prospective customers’ needs.

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

Our core services focus on reducing medical treatment costs by enabling our customers to have control and oversight of the medical treatment of their injured employees to ensure treatment is timely and appropriate. This control is primarily obtained by participation in our HCOs or one of our MPNs. Through Medex, we hold two of three total licenses issued by the state of California to establish and manage HCOs within the state of California. We hold several government-issued licenses to operate medical provider networks. We also hold approvals issued by the state of California to function as an MPN and currently administer 19 MPNs. Our HCO and MPN programs provide our customers with provider networks within which the customer has some ability to direct the administration of the claim. This is designed to decrease the incidence of fraudulent claims and disability awards, and ensure injured employees receive necessary vocational rehabilitation and training. Our medical bill and utilization review services provide oversight of medical billing and treatment requests, and our medical case management and employee advocate services keep workers’ compensation claims progressing to a resolution and assure treatment plans are aligned from a medical perspective.

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

Key trends affecting results of operations

The employee enrollment numbers in our HCO and MPN programs typically correlate with general economic conditions and the size and activities of our customers’ workforce. If economic conditions become challenging, including from the effects of inflationary pressures, elevated interest rates, and difficult labor market conditions, our customers may reduce their workforce or seek price-competitive alternatives to our services, in which case we would expect a decline in the number of employees enrolled in our HCO and MPN programs and the volume of medical bills reviewed, which could materially affect related revenues. During the three months ended March 31, 2026, our operating revenue decreased primarily due to the significant customer terminations discussed below. We believe these terminations were influenced, at least in part, by challenging economic conditions and the customers’ efforts to seek more price-competitive alternatives to our services.

Though we continue our efforts to increase our customer base and reduce customer concentration across all service lines, the addition or loss of a single customer can materially impact our results of operations. For example, in October 2024 we received notice of termination from one of our significant customers. This termination did not materially impact our operating revenues in 2025, but did materially impact our operating revenues during the first three months of 2026, and will likely continue to impact our operating revenues in future periods. Further, in January 2026, we received notice of termination from another significant customer, which we anticipate will have material impacts on our operating revenues in future periods. However, we also expect these impacts will be partially offset in future periods by increased services and new programs requested by our other customers. We expect to continue to be susceptible to risks associated with customer concentration, and related potential material impacts on our results of operations for the foreseeable future.

Our utilization review program grew by 9% during fiscal year 2025 due to increased requests for our services, which partially offset the overall decreases in HCO program revenue and medical bill review revenue. We believe that increased demand for our utilization review services is driven by rising and difficult to control healthcare costs, as this service is an additional means to decrease healthcare costs. However, as labor markets change, our customers may reduce their workforce which would decrease the opportunities to provide this specialized function.

The expansion of our employee advocate services to six states outside of California continues to bolster our medical case management revenues. During the first three months of 2026, revenue from our employee advocate services increased 15% when compared to the same period of 2025, which helped offset the overall 3% decrease in medical case management revenue. We plan to continue to expand employee advocate services to other states as feasible during 2026, but cannot guarantee that we will be successful in further growing this service.

Revenue

We derive revenue from fees charged for HCO notifications, HCO/MPN program administration, HCO/MPN custom networks, HCO/MPN claim network fees, medical bill review, utilization review services, medical case management, employee advocate services, Medicare set-aside, and network access.

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

Medical bill review

Medical bill review involves analyzing medical provider services and equipment billing to ascertain proper reimbursement. California and many other states have established fee schedules for the maximum allowable fees payable under workers’ compensation for a variety of procedures performed by medical providers. Many procedures, however, are not covered under the fee schedules, such as hospital bills, which still require review and negotiation. Our medical bill review services include coding review and re-bundling, confirming that the services are customary and reasonable, fee schedule compliance, out-of-network bill review, pharmacy review, and preferred provider organization repricing arrangements. Our medical bill review services can result in significant savings for our customers. Revenue for medical bill reviews is generated based on a fixed fee per medical bill reviewed and a percentage of savings of the preferred provider organization discounts. Hospital bill review services generate revenue on a percentage of savings off of the hospital bill, usually with a negotiated cap.

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

The following table sets forth, for the quarters ended March 31, 2026 and 2025, respectively, the percentage each revenue item identified in our unaudited condensed consolidated financial statements contributed to total revenues during the respective period.

	2026	2025
HCO	13%	27%
MPN	10%	9%
Medical bill review	8%	7%
Utilization review	36%	27%
Medical case management	33%	29%
Other	0%	1%

Expense

Salaries and wages

Salaries and wages reflect employment-related compensation we pay to our employees, payroll processing, payroll taxes, vacation expenses and commissions.

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

The following table sets forth, for the quarters ended March 31, 2026 and 2025, respectively, the percentage each expense item identified in our unaudited condensed consolidated financial statements contributed to total expenses during the respective period.

	2026	2025
Salaries and wages	48%	46%
Professional fees	14%	16%
Insurance	6%	5%
Outsource service fees	16%	12%
Data maintenance fees	2%	9%
General and administrative	14%	12%

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following represents selected components of our unaudited condensed consolidated results of operations for the three-month periods ended March 31, 2026 and 2025, respectively, together with changes from period-to-period:

	For three months ended March 31,
	2026	2025	Amount Change	% Change
Revenues
HCO	$186,226	$494,129	$(307,903)	(62%)
MPN	154,934	159,005	(4,071)	(3%)
Medical bill review	119,035	128,577	(9,542)	(7%)
Utilization review	537,597	495,042	42,555	9%
Medical case management	499,862	516,311	(16,449)	(3%)
Other	50	25,750	(25,700)	(100%)
Total revenues	1,497,704	1,818,814	(321,110)	(18%)

Expenses
Salaries and wages	633,353	689,482	(56,129)	(8%)
Professional fees	186,389	235,130	(48,741)	(21%)
Insurance	83,114	82,608	506	1%
Outsource service fees	215,076	173,550	41,526	24%
Data maintenance	26,295	136,115	(109,820)	(81%)
General and administrative	180,793	187,510	(6,717)	(4%)
Total expenses	1,325,020	1,504,395	(179,375)	(12%)

Income from operations	172,684	314,419	(141,735)	(45%)

Other income (expense)
Interest income	95,186	93,744	1,442	2%
Interest expense	-	(1,522)	1,522	(100%)
Total other income, net	95,186	92,222	2,964	3%

Income before taxes	267,870	406,641	(138,771)	(34%)
Income tax provision	74,201	113,978	(39,777)	(35%)

Net income	$193,669	$292,663	$(98,994)	(34%)

Revenue

HCO

During the three-month period ended March 31, 2026, HCO revenue decreased 62% compared to the same period in the prior year. The decrease in HCO revenue was primarily attributable to the termination of services performed for a significant customer that completed a phase out of our services during fiscal year 2025.

Medical bill review

During the three-month period ended March 31, 2026, medical bill review revenue decreased by 7% compared to the same period in the prior year. The decrease was due to a net decrease in bill reviews performed for existing customers during the period.

Utilization review

During the three-month period ended March 31, 2026, utilization review revenue increased 9%, compared to the same period in the prior year. The increase in utilization review revenue was due to increased referrals for requests for authorization from existing customers.

Other

During the three-month period ended March 31, 2026, other revenue decreased 100% compared to the same period in the prior year, primarily due to the discontinuance of network access fee-related services for the significant customer that completed a phase out of our services during fiscal year 2025.

Expenses

Salaries and wages

During the three-month period ended March 31, 2026, salaries and wages decreased 8% compared to the three months ended March 31, 2025. The decrease was due primarily to the loss of three employees during 2025 that were later replaced by two full time employees and a contractor.

Professional fees

During the three-month period ended March 31, 2026, professional fees decreased 21% compared to the three months ended March 31, 2025. The decrease in professional fees was primarily the result of a normalization of accounting and legal fees after our transition to a new auditing firm.

Outsource service fees

During the three-month period ended March 31, 2026, outsource service fees increased 24% compared to the three months ended March 31, 2025. The increase in outsource service fees was primarily related to the increase in use of these services for our utilization review service line.

Data maintenance

During the three-month period ended March 31, 2026, data maintenance fees decreased 81% compared to the three months ended March 31, 2025. The decrease in data maintenance fees was primarily due to the timing of when we completed annual and termination letters, and related billing for the significant customer that completed a phase out of our services during fiscal year 2025.

Income from Operations

During the three-month period ended March 31, 2026, we recognized an 18% decrease in total revenue and a 12% decrease in total expenses compared to the same period in 2025. As a result, our income from operations decreased $141,735, or 45%, when compared to the three months ended March 31, 2025.

Income Tax Provision

We realized a decrease in our income tax provision of $39,777, or 35%, during the three-month period ended March 31, 2026 compared to the same period in the prior year, which was primarily attributable to the decrease in income from operations during that period.

Net Income

During the three-month period ended March 31, 2026, we realized an 18% decrease in total revenue, a 12% decrease in total expenses, and a 35% decrease in our provision for income tax when compared to the same period in the prior year. As a result, we realized net income of $193,669, a 34% decrease year over year.

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

Cash Flow

During the three months ended March 31, 2026, we had a net increase in cash and cash equivalents of $228,027. See below for additional discussion and analysis of cash flow.

	For the three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Net cash provided by operating activities	$228,027	$330,726
Net cash (used in) investing activities	-	(8,510)
Net cash provided by (used in) financing activities	-	(35,305)

Net increase in cash and cash equivalents	$228,027	$286,911

Net cash provided by operating activities was $228,027 and $330,726 for the three months ended March 31, 2026 and 2025, respectively. This $102,699 decrease in cash flow from operations during the first quarter of 2026 was primarily the result of changes in working capital balances.

Net cash used in investing activities was $0 and $8,510 for the three months ended March 31, 2026 and 2025, respectively. The change in net cash used in investing activities was due to decreased purchases of new equipment during the first quarter of 2026.

Net cash used in financing activities was $0 and $35,305 for the three months ended March 31, 2026 and 2025, respectively. The change in net cash used in financing activities from period to period was the result of our insurance financing agreement maturing during fiscal year 2025.

Off-Balance Sheet Financing Arrangements

As of March 31, 2026, we had no off-balance sheet financing arrangements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this quarterly report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in Note 11 – COMMITMENTS AND CONTINGENCIES of our Annual Report, on September 16, 2025, the Company’s wholly owned subsidiaries, Medex Healthcare, Inc. (“Medex”) and Medex Medical Management, Inc. (“MMM”), each filed a lawsuit in the Superior Court of the State of California, County of Orange, against respective defendants David Kim, the former Chief Operating Officer of Medex, and Darshan Patel, the former Director of Medical Management at MMM. The parties have settled all claims asserted in each lawsuit, without admissions of liability by any party, in exchange for a cash payment by each respective defendant of $15,000, and the lawsuits have both been dismissed. Accordingly, no accrual has been recorded as of March 31, 2026 and December 31, 2025.

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed under Part I, Item 1A Risk Factors of our Annual Report.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibits. The following exhibits are filed or furnished, as applicable, as part of this quarterly report:

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation and Amendments thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Bylaws(3)
3.5	Bylaws(4)
3.6	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(5)
3.7	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(5)
3.8	Certificate of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock(6)
3.9	Articles of Amendment to Articles of Incorporation to effect four-shares-for-one-share forward split(7)
3.10	Articles of Amendment to Articles of Incorporation, dated December 27, 2019, including Amended Certification of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock to affect a four-shares-for-one-share forward stock split(8)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2026 and 2025 (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) the cover page.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith, as applicable.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the SEC on September 19, 2002.

(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A-2 as filed with the SEC on July 13, 2004.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on February 14, 2018.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on July 31, 2025.

(5)	Incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 13, 2008.

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on November 22, 2016.

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on March 27, 2018.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on January 2, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: April 30, 2026	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer,
President and Chairman of the Board
(Principal Executive, Financial and Accounting Officer)