Form 10-Q
period 2026-06-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2026-08-04
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 4, 2026, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited) June 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$2,239,664	$2,168,808
Investments	10,231,461	10,042,817
Accounts receivable, net	1,330,173	1,005,687
Prepaid expenses	223,114	157,458
Income tax receivable	16,078	13,273
Total current assets	14,040,490	13,388,043

Long-term Assets
Property and equipment, net	45,269	51,724
Deferred tax assets	17,734	16,187
Other assets	8,076	7,492
Total long-term assets	71,079	75,403
Total Assets	$14,111,569	$13,463,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$232,499	$228,025
Accrued expenses	229,876	127,027
Income tax payable	17,256	-
Unearned revenue	36,411	33,544
Total current liabilities	516,042	388,596

Commitments and Contingencies

Stockholders’ Equity
Convertible preferred stock, 5,000,000 shares authorized at $0.001 par value of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	16	16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	13,166,654	12,645,977
Total stockholders’ equity	13,595,527	13,074,850

Total Liabilities and Stockholders’ Equity	$14,111,569	$13,463,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues
HCO	$302,737	$320,387	$488,963	$814,516
MPN	146,040	170,215	300,974	329,220
Medical bill review	140,233	84,332	259,268	212,909
Utilization review	616,105	531,335	1,153,702	1,026,377
Medical case management	563,336	617,572	1,063,198	1,133,883
Other	6,200	2,700	6,250	28,450
Total revenues	1,774,651	1,726,541	3,272,355	3,545,355

Expenses
Salaries and wages	674,363	743,000	1,307,715	1,432,482
Professional fees	174,488	142,710	360,878	377,840
Insurance	79,908	89,685	163,022	172,293
Outsource service fees	230,144	179,590	445,219	353,140
Data maintenance	59,076	62,067	85,370	198,182
General and administrative	187,276	205,930	368,069	393,440
Total expenses	1,405,255	1,422,982	2,730,273	2,927,377

Income from operations	369,396	303,559	542,082	617,978

Other income (expense)
Other income	-	419,801	-	419,801
Interest income	94,229	172,315	189,414	266,059
Interest expense	-	-	-	(1,522)
Total other income, net	94,229	592,116	189,414	684,338

Income before taxes	463,625	895,675	731,496	1,302,316
Income tax provision	136,617	258,768	210,819	372,746

Net income	$327,008	$636,907	$520,677	$929,570

Basic earnings per share:
Net Income per share amount	$0.03	$0.05	$0.04	$0.07
Weighted average shares outstanding, basic	12,800,000	12,800,000	12,800,000	12,800,000

Fully diluted earnings per share:
Net Income per share amount	$0.03	$0.05	$0.04	$0.07
Weighted average shares outstanding, diluted	12,816,000	12,816,000	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2024	16,000	$16	12,800,000	$12,800	$416,057	$11,258,330	$11,687,203

Net income	-	-	-	-	-	292,663	292,663

Balance March 31, 2025	16,000	$16	12,800,000	$12,800	$416,057	$11,550,993	$11,979,866

Net income	-	-	-	-	-	636,907	636,907

Balance June 30, 2025	16,000	$16	12,800,000	$12,800	$416,057	$12,187,900	$12,616,773

Balance December 31, 2025	16,000	$16	12,800,000	$12,800	$416,057	$12,645,977	$13,074,850

Net income	-	-	-	-	-	193,669	193,669

Balance March 31, 2026	16,000	$16	12,800,000	$12,800	$416,057	$12,839,646	$13,268,519

Net income	-	-	-	-	-	327,008	327,008

Balance June 30, 2026	16,000	$16	12,800,000	$12,800	$416,057	$13,166,654	$13,595,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from Operating Activities
Net income	$520,677	$929,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,528	13,258
Loss on disposal of property and office equipment	451	-
Provision for credit losses	1,362	(1,759)
Noncash interest on investments	(41,231)	(40,952)
Deferred taxes	(1,547)	(2,567)

Changes in operating assets and liabilities
Accounts receivable	(325,848)	(61,369)
Other assets	(584)	(382)
Prepaid expenses	(65,656)	(38,437)
Income tax receivable	(2,805)	-
Accounts payable	4,474	289
Accrued expenses	102,849	(82,626)
Income tax payable	17,256	60,646
Unearned revenue	2,867	10,167
Net cash provided by operating activities	$222,793	785,838

Cash flows from Investing Activities
Proceeds from investments	10,042,817	9,033,761
Purchase of investments	(10,190,230)	(9,689,787)
Purchase of property and office equipment	(4,524)	(8,510)
Net cash used in investing activities	(151,937)	(664,536)

Cash flows from Financing Activities
Payment of cash dividends	-	(625)
Payments made on insurance financing agreement	-	(35,305)
Net cash provided by (used in) financing activities	$-	(35,930)
Net increase in cash and cash equivalents	70,856	85,372

Cash and cash equivalents at beginning of period	2,168,808	2,070,476
Cash and cash equivalents at end of period	$2,239,664	$2,155,848

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$1,522
Income taxes	197,915	319,000

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

While management believes the disclosures and information presented are adequate to make the information not misleading, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2025. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the six months ended June 30, 2026 and 2025, the Company’s HCO programs generated approximately $291,298 and $304,567, respectively, from services performed over time and approximately $197,665 and $509,949, respectively, from services performed at a point in time.

For the six months ended June 30, 2026 and 2025, the Company’s MPN programs generated approximately $209,974 and $255,640, respectively, from services performed over time and approximately $91,000 and $73,580, respectively, from services performed at a point in time.

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

The Company considers all highly liquid investments that are readily convertible to known amounts of cash and that have an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had no cash equivalents.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The amortized cost basis, gross unrealized gains and losses, and fair value of the Company’s held-to-maturity securities at June 30, 2026 and December 31, 2025 are shown below.

	Held-to-maturity securities
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
U.S. Treasury Bills	$10,231,461	$-	$805	$10,230,656

Totals	$10,231,461	$-	$805	$10,230,656

December 31, 2025
U.S. Treasury Bills	$10,042,817	$9,871	$-	$10,052,688

Totals	$10,042,817	$9,871	$-	$10,052,688

The amortized cost basis and fair value of the Company’s securities at June 30, 2026, by contractual maturity, are shown below.

	Amortized Cost	Fair Value
June 30, 2026
Held-to-maturity securities
Due in one year or less	$10,231,461	$10,230,656
	$10,231,461	$10,230,656

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

H.	Accounts Receivable and Allowance for Credit

In the normal course of business, the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for credit losses. The Company ages its receivables by date of invoice. The Company has adopted the practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating the expected credit losses on these assets. Management reviews the allowance for credit loss quarterly and evaluates the balance of accounts receivable based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When a specific account is deemed uncollectible, the Company charges off the receivable against the allowance for credit loss. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. To assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for credit losses is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, and past-due amounts. At June 30, 2026 and December 31, 2025, the Company had an allowance for credit losses of $19,563 and $18,925, respectively.

A roll-forward of the Company’s allowance for credit losses for the six-month periods ended is as follows:

	June 30, 2026	June 30, 2025
Allowance for credit losses, beginning of period	$18,925	$12,489
Current period provision	1,362	(1,759)
Write-off	(724)	-
Recovery	-	19
Allowance for credit losses, end of period	$19,563	$10,749

I.	Concentrations of Risk

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

Major Customers

During the six months ended June 30, 2026, three major customers, who represented 10% or more of operating revenue, accounted for approximately 51% of the Company’s total sales; whereas during the six months ended June 30, 2025, two major customers who represented 10% or more of operating revenue accounted for approximately 33% of total sales. Below are the respective percentages of total operating revenue that each of these customers represented during the six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Customer A	27%	23%
Customer B	12%	10%
Customer C	12%	-%

During the three months ended June 30, 2026, three major customers, who represented 10% or more of operating revenue, accounted for approximately 53% of the Company’s total sales; whereas during the three months ended June 30, 2025, two major customers who represented 10% or more of operating revenue accounted for approximately 47% of total sales. Below are the respective percentages of total operating revenue that each of these customers represented during the three months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Customer A	28%	27%
Customer B	13%	10%
Customer C	12%	-%

The percentages of the amounts due from customers who represented 10% or more of total accounts receivable as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Customer A	34%	21%
Customer B	13%	20%
Customer C	13%	14%
Customer D	-%	11%

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

J.	Leases

On April 1, 2022, the Company moved office locations from 1201 Dove Street, Suite 300 in Newport Beach, California to 19800 MacArthur Boulevard, Suites 306 and 307, in Irvine, California. The Company’s current lease was set to expire as of March 31, 2026, but was renewed on December 10, 2025 for an additional 12-month lease, with a new expiration of March 31, 2027, and no extension options.

The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for all leases. As of June 30, 2026 and December 31, 2025, there were no operating lease right-of-use assets or liabilities. The Company elected to not apply the requirements of ASC 842 for short-term leases. Short-term leases are defined as leases that, at the commencement date, have a lease term of 12 months or less. Lease expense is recognized on a straight-line basis over the lease term. If a lease does not provide an implicit rate, the Company develops an estimated incremental borrowing rate at the commencement date based on the estimated rate at which it would borrow, in the current economic environment, an amount equal to the lease payments over a similar term on a collateralized basis which is used to determine the present value of lease payments. The Company had no finance leases at June 30, 2026 and December 31, 2025.

K.	Depreciation

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets or the estimated lives of the assets. Depreciation is computed on the straight-line method, which is five years for computer equipment, office equipment, and furniture and fixtures.

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

The Company is subject to taxation in United States federal and state jurisdictions. Based on its evaluation, the Company believes that it has no significant unrecognized tax positions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The years 2022, 2023, 2024, and 2025 are still open for examination. The Company is not currently under audit by the Internal Revenue Service or any other tax authority.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with current guidance, the Company classifies interest and penalties as income tax expense as incurred.

N.	Share Based Compensation

The Company follows the fair value method of accounting for stock-based employee and non-employee compensation in accordance with statement of ASC Topic 718, “Compensation – Stock Compensation” which requires that equity-based payments (to the extent they are compensatory) be recognized in these unaudited condensed consolidated statements of operations as compensation expense over the requisite service (vesting) period, based on the award’s fair value at grant date. No awards or grants have been awarded or granted under the Company’s current equity incentive plan. See “Note 9 – EQUITY INCENTIVE AWARDS” of this Part I, Item 1 Notes to Condensed Consolidated Financial Statements (Unaudited) for more information about the Company’s current equity incentive plan.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

NOTE 4 – PROPERTY AND EQUIPMENT

Scheduled below are the assets, costs, and accumulated depreciation at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Computer equipment	$221,283	$267,798
Furniture and fixtures	12,429	13,284
Totals	$233,712	$281,082
Less: accumulated depreciation	(188,443)	(229,358)
Total Property and Equipment, net	$45,269	$51,724

Depreciation expense for the six months ended June 30, 2026 and 2025, totaled $10,528 and $13,258, respectively.

NOTE 5 – LEASES

The Company rents office space at 19800 MacArthur Boulevard, Suites 306 & 307, in Irvine, California. This lease was to expire as of March 31, 2026, but was renewed on December 10, 2025 for an additional 12 months, with a new expiration of March 31, 2027, and no extension options. The lease provides 320 square feet of office space for the executive team and a shared office space for key employees to use as needed. All other employees will continue to work remotely.

Lease expenses were $26,380 and $24,849 during the six-month periods ended June 30, 2026 and 2025, respectively.

NOTE 6 – ACCRUED EXPENSES

As of June 30, 2026 and December 31, 2025, accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Salaries and wages	$142,401	$28,431
Compensated absences	73,554	82,416
Accounting fees	100	100
Sales commissions	12,546	13,793
Other	1,275	2,287
Total	$229,876	$127,027

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7 – INCOME TAXES

For the three months ended June 30, 2026, the Company recognized expense from income taxes of $136,617, representing an effective tax rate of 29.5%. For the six months ended June 30, 2026, the Company recognized expense from income taxes of $210,819, representing an effective tax rate of 28.8%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0% due to state taxes, permanent items, and discrete items. For the three months ended June 30, 2025, the Company recognized expense from income taxes of $258,768. For the six months ended June 30, 2025, the Company recognized expense from income taxes of $372,746.

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

NOTE 8 – BENEFITS AND OTHER COMPENSATION

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

NOTE 9 – EQUITY INCENTIVE AWARDS

2018 Plan

The Pacific Health Care Organization 2018 Equity Incentive Plan (the “2018 Plan”) became effective on April 6, 2018. The 2018 Plan permits the granting of 8,000,000 shares of Common Stock (adjusted to reflect the four-shares-for-one-share forward split of the Company’s common stock that took effect on January 6, 2020). No awards or grants have been awarded or granted under the 2018 Plan. The 2018 Plan provides for grants of equity incentive compensation to employees and consultants of the Company and such other individuals the Company reasonably expects to become employees or consultants of the Company. The 2018 Plan allows for awards of: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards, and (e) other equity-based awards. The 2018 Plan will terminate automatically on the tenth anniversary of the 2018 Plan’s Effective Date. The 2018 Plan is currently administered by the Company’s full board of directors.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

The Company has two classes of stock. The Company had 800,000,000 shares of voting common stock authorized, and 12,800,000 shares issued and outstanding at both June 30, 2026 and 2025. The Articles of Incorporation of the Company, as amended, also authorizes 5,000,000 shares of $0.001 par value preferred stock, which may be issued in one or more series, with designation, rights and privileges of such preferred stock to be set by the board of directors of the Company from time to time. On November 21, 2016, the board of directors of the Company approved a Certificate of Designation of Rights, Privileges and Preferences of Series A convertible preferred stock and authorized the Company’s officers to file such with the Utah Division of Corporations and Commercial Code to create the Series A convertible preferred stock. The Series A convertible preferred stock has a par value of $0.001 and consists of 40,000 shares, and may be converted into common stock on a one-share for one-share basis at the election of the holder thereof. The holders of Series A convertible preferred stock are entitled to vote with the common stockholders on all matters brought for approval of the common stockholders. In connection with any such matter, each outstanding share of Series A convertible preferred stock is entitled to 20,000 votes of common stock of the Company. In the event of a liquidation, dissolution or winding up of the Company, the Series A convertible preferred stock shall rank in parity with the Company’s common stock. Holders of Series A convertible preferred stock are entitled to receive dividends, when, as and if declared by the board of directors. The Series A convertible preferred stock shall rank in parity with the Company’s common stock as to any dividends. As of June 30, 2026 and 2025, 16,000 shares of the Series A convertible preferred stock were outstanding.

The Company purchased no shares of treasury stock during the six-month periods ended June 30, 2026 and 2025. The Company does not have a plan to repurchase outstanding shares of common stock.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 11 – EARNINGS PER SHARE OF COMMON STOCK

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of these unaudited condensed consolidated financial statements. The fully diluted earnings per share includes 16,000 shares of Series A convertible preferred stock, as disclosed in “Note 10 – STOCKHOLDERS’ EQUITY” of this Part I, Item 1 Notes to Condensed Consolidated Financial Statements (Unaudited).

Basic and Diluted Net Income Per Share calculation	For the Three months Ended June 30,		For the Six months Ended June 30,
	2026	2025	2026	2025
Net Income to common stockholders	$327,008	$636,907	$520,677	$929,570
Weighted average shares outstanding, basic	12,800,000	12,800,000	12,800,000	12,800,000
Basic Net Income per share	$0.03	$0.05	$0.04	$0.07

Weighted average shares outstanding, diluted	12,816,000	12,816,000	12,816,000	12,816,000
Diluted Net Income per share	$0.03	$0.05	$0.04	$0.07

For the three and six months ended June 30, 2026 and 2025, there were common stock equivalents related to convertible preferred stock that had a dilutive effect of 16,000 shares.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

The Company retained Donald P. Balzano, a shareholder owning 6.9% of the Company’s common stock, as legal counsel through September 2025. Mr. Balzano provided legal guidance and expertise in the workers’ compensation industry on behalf of the Company. The fees paid to Mr. Balzano are recorded in Professional Fees on the consolidated statement of operations. For the six months ended June 30, 2025, Mr. Balzano earned $72,072 related to the retainer agreement.

The Company’s former CFO and board member, Kristina Kubota, provides financial consulting services for the Company. Kristina Kubota is the daughter of Tom Kubota, the Company’s CEO, President, Chairman of the board and majority shareholder. Ms. Kubota’s consulting arrangement commenced upon her resignation from the CFO position with the Company on March 5, 2024. The fees paid to Ms. Kubota are recorded in Professional Fees on the consolidated income statement. Fees for services not yet billed are included in Accrued Expenses on the consolidated balance sheet, totaling $100 at both June 30, 2026 and December 31, 2025. For the six months ended June 30, 2026 and 2025, Ms. Kubota earned $0 and $377, respectively, for such services.

The Company’s former Vice President, Secretary and board member, Lauren Kubota, resigned from her positions with the Company during the third quarter of 2025. After her resignation, Lauren Kubota provided consulting services for the Company. The consulting arrangement commenced on August 4, 2025 and expired on August 31, 2025. Lauren Kubota is the daughter of Tom Kubota, the Company’s CEO, President, Chairman of the board and majority shareholder. No fees related to these consulting services were included in accrued expenses at June 30, 2026 and December 31, 2025. No fees related to these services were earned during the six months ended June 30, 2026 and 2025.

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

NOTE 15 – SUBSEQUENT EVENTS

In July 2026, the Company received ERC refund checks from the IRS totaling $239,970, which included interest in the amount of $37,313. The Company has no additional ERC applications pending with the IRS.

In accordance with ASC 855-10, Company management reviewed all material events through the date of issuance and, other than the receipt of ERC refund checks disclosed above, there are no other material subsequent events to report.

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

Key trends affecting results of operations

The employee enrollment numbers in our HCO and MPN programs typically correlate with general economic conditions and the size and activities of our customers’ workforce. If economic conditions become challenging, including from the effects of inflationary pressures, elevated interest rates, and difficult labor market conditions, our customers may reduce their workforce or seek price-competitive alternatives to our services, in which case we would expect a decline in the number of employees enrolled in our HCO and MPN programs and employee advocate programs, which could materially affect related revenues. During the six months ended June 30, 2026, our operating revenue decreased primarily due to the significant customer terminations discussed below. We believe these terminations were influenced, at least in part, by challenging economic conditions and the customers’ efforts to seek more price-competitive alternatives to our services.

Though we continue our efforts to increase our customer base and reduce customer concentration across all service lines, the addition or loss of a single customer can materially impact our results of operations. For example, in October 2024 we received notice of termination from one of our significant customers. This termination did not materially impact our operating revenues in 2025, but did materially impact our operating revenues during the first six months of 2026, and will likely continue to impact our operating revenues in future periods. Further, in January and June 2026, we received notices of termination from two additional significant customers, which we anticipate will have material impacts on our operating revenues in future periods. However, we also expect these impacts will be partially offset in future periods by increased services and new programs requested by our other customers, as well as internal labor cost reductions made during the third quarter of 2026. We expect to continue to be susceptible to risks associated with customer concentration, and related potential material impacts on our results of operations for the foreseeable future.

Our medical bill review and utilization review programs grew by 22% and 12%, respectively, during the six months ended June 30, 2026, compared to the same period in 2025, which partially offset the overall decreases in HCO program revenue. We believe that increased demand for our medical bill review and utilization review services was driven by rising and difficult to control healthcare costs, as these services are an additional means to decrease healthcare costs for our customers. However, these service lines remain sensitive to labor reductions and future labor reductions by our customers could adversely affect the demand for these programs.

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

The following table sets forth, for the below indicated periods ended June 30, 2026 and 2025, respectively, the percentage each revenue item identified in our unaudited condensed consolidated financial statements contributed to total revenues during the respective period.

	For three months ended June 30,		For six months ended June 30,
	2026	2025	2026	2025
HCO	17%	18%	15%	23%
MPN	8%	10%	9%	9%
Medical bill review	8%	5%	8%	6%
Utilization review	35%	31%	35%	29%
Medical case management	32%	36%	33%	32%
Other	0%	0%	0%	1%

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

The following table sets forth, for the below indicated periods ended June 30, 2026 and 2025, respectively, the percentage each expense item identified in our unaudited condensed consolidated financial statements contributed to total expenses during the respective period.

	For three months ended June 30,		For six months ended June 30,
	2026	2025	2026	2025
Salaries and wages	48%	52%	48%	49%
Professional fees	13%	10%	13%	13%
Insurance	6%	6%	6%	6%
Outsource service fees	16%	13%	16%	12%
Data maintenance fees	4%	4%	3%	7%
General and administrative	13%	15%	14%	13%

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following represents selected components of our unaudited condensed consolidated results of operations for the three-month periods ended June 30, 2026 and 2025, respectively, together with changes from period-to-period:

	For three months ended June 30,		Amount
	2026	2025	Change	% Change
Revenues
HCO	$302,737	$320,387	$(17,650)	(6%)
MPN	146,040	170,215	(24,175)	(14%)
Medical bill review	140,233	84,332	55,901	66%
Utilization review	616,105	531,335	84,770	16%
Medical case management	563,336	617,572	(54,236)	(9%)
Other	6,200	2,700	3,500	130%
Total revenues	1,774,651	1,726,541	48,110	3%

Expenses
Salaries and wages	674,363	743,000	(68,637)	(9%)
Professional fees	174,488	142,710	31,778	22%
Insurance	79,908	89,685	(9,777)	(11%)
Outsource service fees	230,144	179,590	50,554	28%
Data maintenance	59,076	62,067	(2,991)	(5%)
General and administrative	187,276	205,930	(18,654)	(9%)
Total expenses	1,405,255	1,422,982	(17,727)	(1%)

Income from operations	369,396	303,559	65,837	22%

Other income (expense)
Other income	-	419,801	(419,801)	(100%)
Interest income	94,229	172,315	(78,086)	(45%)
Total other income, net	94,229	592,116	(497,887)	(84%)

Income before taxes	463,625	895,675	(432,050)	(48%)
Income tax provision	136,617	258,768	(122,151)	(47%)

Net income	$327,008	$636,907	$(309,899)	(49%)

Revenue

HCO

HCO revenue for the three-month period ended June 30, 2026, decreased by 6% compared to the same period in the prior year. The decrease in HCO revenue was largely due to the termination of services performed for a significant customer that completed a phase out of our services during fiscal year 2025.

MPN

MPN revenue for the three-month period ended June 30, 2026, decreased by 14% compared to the same period in the prior year. The decrease in MPN revenue was largely due to the termination of this service line by existing and terminating customers.

Medical bill review

During the three-month period ended June 30, 2026, medical bill review revenue increased by 66% compared to the same period in the prior year. The increase was primarily due to a shift in the mix of bill reviews performed from period to period, with a higher proportion of higher-priced hospital bill reviews performed in the second quarter of 2026 compared to a higher proportion of lower-priced bill reviews in the second quarter of 2025.

Utilization review

During the three-month period ended June 30, 2026, utilization review revenue increased 16%, compared to the same period in the prior year. The increase in utilization review revenue was primarily due to increased referrals for requests for authorization from existing customers.

Medical case management

During the three-month period ended June 30, 2026, medical case management revenue decreased 9% compared to the same period in the prior year. The decrease was primarily attributable to the termination of services performed for a significant customer.

Other

 During the three-month period ended June 30, 2026, other revenue increased 130% compared to the same period in the prior year, primarily due to an increase in the request for Medicare set-aside services from existing customers.

Expenses

Salaries and wages

During the three-month period ended June 30, 2026, salaries and wages decreased 9% compared to the three months ended June 30, 2025. The decrease was due primarily to the loss of one employee from period to period.

Professional fees

During the three-month period ended June 30, 2026, professional fees increased 22% compared to the three months ended June 30, 2025. The increase in professional fees was primarily the result of fees paid to external human resources and medical consultants.

Insurance

During the three-month period ended June 30, 2026, insurance expenses decreased 11% compared to the same period in the prior year due to decreases in business insurance rates.

Outsource service fees

During the three-month period ended June 30, 2026, outsource service fees increased 28% compared to the three months ended June 30, 2025. The increase in outsource service fees was primarily related to the increase in use of these services for our utilization review service line.

Data maintenance

During the three-month period ended June 30, 2026, data maintenance fees decreased 5% compared to the three months ended June 30, 2025. The decrease in data maintenance fees is due to an overall decrease in costs associated with creating and sending annual and renotification letters for our customers.

General and administrative

General and administrative expenses decreased by 9% during the three-month period ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily due to decreases in vehicle expenses and advertising and marketing. The decreases were partially offset by increases in miscellaneous expenses.

Income from Operations

During the three-month period ended June 30, 2026, we recognized a 3% increase in total revenue and a 1% decrease in total expenses. As a result, our income from operations increased $65,837, or 22% for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025.

Other Income, net

During the three-month period ended June 30, 2026, other income, net decreased $497,887 compared to the same period in 2025, primarily due to ERC refunds received in 2025 from the Internal Revenue Service in the amount of $488,655, which includes interest of $68,854. There were no ERC refunds received during the three months ended June 30, 2026.

Income Tax Provision

We realized a decrease in our income tax provision of $122,151, or 47%, during the three-month period ended June 30, 2026 compared to the same period in the prior year, which was primarily attributable to the receipt of ERC refund checks during the prior period, which increased our tax liability.

Net Income

During the three-month period ended June 30, 2026, we realized a 3% increase in total revenues, a 1% decrease in total expenses, a $497,887 decrease in other income, net, and a 47% decrease in our provision for income tax when compared to the same period in the prior year. As a result, we realized net income of $327,008, a 49% decrease in net income year over year.

Comparison of the six months ended June 30, 2026 and 2025

The following represents selected components of our unaudited condensed consolidated results of operations for the six-month periods ended June 30, 2026 and 2025, respectively, together with changes from period-to-period:

	For six months ended June 30,		Amount
	2026	2025	Change	% Change
Revenues
HCO	$488,963	$814,516	$(325,553)	(40%)
MPN	300,974	329,220	(28,246)	(9%)
Medical bill review	259,268	212,909	46,359	22%
Utilization review	1,153,702	1,026,377	127,325	12%
Medical case management	1,063,198	1,133,883	(70,685)	(6%)
Other	6,250	28,450	(22,200)	(78%)
Total revenues	3,272,355	3,545,355	(273,000)	(8%)

Expenses
Salaries and wages	1,307,715	1,432,482	(124,767)	(9%)
Professional fees	360,878	377,840	(16,962)	(4%)
Insurance	163,022	172,293	(9,271)	(5%)
Outsource service fees	445,219	353,140	92,079	26%
Data maintenance	85,370	198,182	(112,812)	(57%)
General and administrative	368,069	393,440	(25,371)	(6%)
Total expenses	2,730,273	2,927,377	(197,104)	(7%)

Income from operations	542,082	617,978	(75,896)	(12%)

Other income (expense)
Other income	-	419,801	(419,801)	(100%)
Interest income	189,414	266,059	(76,645)	(29%)
Interest expense	-	(1,522)	1,522	(100%)
Total other income, net	189,414	684,338	(494,924)	(72%)

Income before taxes	731,496	1,302,316	(570,820)	(44%)
Income tax provision	210,819	372,746	(161,927)	(43%)

Net income	$520,677	$929,570	$(408,893)	(44%)

Revenue

HCO

During the six-month period ended June 30, 2026, HCO revenue decreased 40% compared to the same period in the prior year. The decrease in HCO revenue was primarily attributable to the termination of services performed for a significant customer that completed a phase out of our services during fiscal year 2025.

MPN

MPN revenue for the six-month period ended June 30, 2026, decreased by 9% compared to the same period in the prior year. The decrease in MPN revenue was largely due to the termination of this service line by existing and terminating customers.

Medical bill review

During the six-month period ended June 30, 2026, medical bill review revenue increased by 22% compared to the same period in the prior year. The increase was primarily due to an increase in medical bill review requests from an existing customer.

Utilization review

During the six-month period ended June 30, 2026, utilization review revenue increased 12%, compared to the same period in the prior year. The increase in utilization review revenue was due to increased referrals for requests for authorization from existing customers.

Medical case management

During the six-month period ended June 30, 2026, medical case management revenue decreased 6% compared to the same period in the prior year. The decrease was primarily attributable to the termination of services performed for a significant customer.

Other

Other revenue for the six-month period ended June 30, 2026 decreased 78% compared to the same period in the prior year, primarily due to the discontinuance of network access fee-related services for the significant customer that completed a phase out of our services during fiscal year 2025.

Expenses

Salaries and wages

During the six-month period ended June 30, 2026, salaries and wages decreased 9% compared to the six months ended June 30, 2025. The decrease was due primarily to the loss of one employee from period to period.

Professional fees

During the six-month period ended June 30, 2026, professional fees decreased 4% compared to the six months ended June 30, 2025. The decrease in professional fees was primarily the result of a normalization of accounting and legal fees after our transition to a new auditing firm.

Insurance

During the six-month period ended June 30, 2026, insurance expenses decreased 5% compared to the same period in the prior year due to decreases in business insurance rates.

Outsource service fees

During the six-month period ended June 30, 2026, outsource service fees increased 26% compared to the six months ended June 30, 2025. The increase in outsource service fees was primarily related to the increase in use of these services for our utilization review service line.

Data maintenance

During the six-month period ended June 30, 2026, data maintenance fees decreased 57% compared to the six months ended June 30, 2025. The decrease in data maintenance fees was primarily due to the timing of when we completed annual and termination letters, and related billing for the significant customer that completed a phase out of our services during fiscal year 2025.

General and administrative

General and administrative expenses decreased by 6% during the six-month period ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to decreases in vehicle expenses, dues and subscriptions, advertising and marketing, and meals expenses. The increases were partially offset by increases in IT enhancements and miscellaneous expenses.

Income from Operations

During the six-month period ended June 30, 2026, we recognized an 8% decrease in total revenue and a 7% decrease in total expenses. As a result, our income from operations decreased $75,896, or 12%, for the six months ended June 30, 2026, when compared to the six months ended June 30, 2025.

Other Income, net

During the six-month period ended June 30, 2026, other income, net decreased $494,924, primarily due to ERC refunds received in 2025 from the Internal Revenue Service in the amount of $488,655, which includes interest of $68,854.

Income Tax Provision

We realized a decrease in our income tax provision of $161,927, or 43%, during the six-month period ended June 30, 2026 compared to the same period in the prior year. The decrease was primarily attributable to higher pre-tax income in the prior year resulting from the receipt of ERC refund checks in the prior year, which also increased our tax liability in that period.

Net Income

During the six-month period ended June 30, 2026, we realized an 8% decrease in total revenues, a 7% decrease in total expenses, a decrease in other income, net of $494,924, and a 43% decrease in our provision for income tax when compared to the same period in the prior year. As a result, we realized net income of $520,677, a 44% decrease in net income year over year.

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

Cash Flow

During the six months ended June 30, 2026, we had a net increase in cash and cash equivalents of $70,856. See below for additional discussion and analysis of cash flow.

	For the six months ended June 30,
	2026 (unaudited)	2025 (unaudited)

Net cash provided by operating activities	$222,793	$785,838
Net cash (used in) investing activities	(151,937)	(664,536)
Net cash (used in) financing activities	-	(35,930)

Net increase in cash and cash equivalents	$70,856	$85,372

Net cash provided by operating activities was $222,793 and $785,838 for the six months ended June 30, 2026 and 2025, respectively. This $563,496 decrease in cash flow from operations during the first half of 2026 was the result of lower operating income, no receipt of ERC refund checks, and changes in working capital balances.

Net cash used in investing activities was $151,937 and $664,536 for the six months ended June 30, 2026 and 2025, respectively. The change in net cash used in investing activities was due to an additional cash investment made in the prior period that was not repeated in the current period.

Net cash used in financing activities was $0 and $35,930 for the six months ended June 30, 2026 and 2025, respectively. The change in net cash used in financing activities from period to period was the result of our insurance financing agreement maturing during fiscal year 2025.

Off-Balance Sheet Financing Arrangements

As of June 30, 2026, we had no off-balance sheet financing arrangements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this quarterly report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed under Part I, Item 1A Risk Factors of our Annual Report.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibits. The following exhibits are filed or furnished, as applicable, as part of this quarterly report:

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation and Amendments thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Bylaws(3)
3.5	Bylaws(4)
3.6	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(5)
3.7	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(5)
3.8	Certificate of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock(6)
3.9	Articles of Amendment to Articles of Incorporation to effect four-shares-for-one-share forward split(7)
3.10	Articles of Amendment to Articles of Incorporation, dated December 27, 2019, including Amended Certification of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock to affect a four-shares-for-one-share forward stock split(8)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the three and six months ended June 30, 2026 and 2025 (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) the cover page*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith, as applicable.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the SEC on September 19, 2002.

(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A-2 as filed with the SEC on July 13, 2004.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on February 14, 2018.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on July 31, 2025.

(5)	Incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 13, 2008.

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on November 22, 2016.

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on March 27, 2018.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on January 2, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: August 4, 2026	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer,
President and Chairman of the Board
(Principal Executive, Financial and Accounting Officer)