Form 10-Q
period 2026-09-30
PACIFIC HEALTH CARE ORGANIZATION INC
filed 2026-11-03
CIK 1138476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 3, 2026, the registrant had 12,800,000 shares of common stock, par value $0.001, issued and outstanding.

PACIFIC HEALTH CARE ORGANIZATION, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited) September 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$2,653,434	$2,168,808
Investments	10,328,356	10,042,817
Accounts receivable, net	1,094,176	1,005,687
Prepaid expenses	227,914	157,458
Income tax receivable	-	13,273
Total current assets	14,303,880	13,388,043

Long-term Assets
Property and equipment, net	41,316	51,724
Deferred tax assets	14,369	16,187
Other assets	8,060	7,492
Total long-term assets	63,745	75,403
Total Assets	$14,367,625	$13,463,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$171,693	$228,025
Accrued expenses	190,664	127,027
Income tax payable	44,366	-
Unearned revenue	30,765	33,544
Total current liabilities	437,488	388,596

Commitments and Contingencies

Stockholders’ Equity
Convertible preferred stock, 5,000,000 shares authorized at $0.001 par value of which 40,000 shares designated as Series A preferred and 16,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	16	16
Common stock, $0.001 par value, 800,000,000 shares authorized, 12,800,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	12,800	12,800
Additional paid-in capital	416,057	416,057
Retained earnings	13,501,264	12,645,977
Total stockholders’ equity	13,930,137	13,074,850

Total Liabilities and Stockholders’ Equity	$14,367,625	$13,463,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues
HCO	$189,934	$205,793	$678,897	$1,020,309
MPN	105,746	171,479	406,720	500,699
Medical bill review	95,584	89,479	354,852	302,388
Utilization review	643,186	580,247	1,796,888	1,606,624
Medical case management	475,914	535,486	1,539,112	1,669,369
Other	2,200	4,500	8,450	32,950
Total revenues	1,512,564	1,586,984	4,784,919	5,132,339

Expenses
Salaries and wages	652,813	670,249	1,960,529	2,102,731
Professional fees	156,217	235,952	517,095	613,791
Insurance	92,702	90,379	255,724	262,671
Outsource service fees	259,977	196,885	705,197	550,025
Data maintenance	9,616	2,340	94,987	200,522
General and administrative	206,905	186,142	574,972	579,582
Total expenses	1,378,230	1,381,947	4,108,504	4,309,322

Income from operations	134,334	205,037	676,415	823,017

Other income (expense)
Other income	202,657	1,870	202,657	421,669
Interest income	134,174	103,202	323,589	369,261
Interest expense	-	-	-	(1,522)
Total other income, net	336,831	105,072	526,246	789,408

Income before taxes	471,165	310,109	1,202,661	1,612,425
Income tax provision	136,555	87,107	347,374	459,853

Net income	$334,610	$223,002	$855,287	$1,152,572

Basic earnings per share:
Net Income per share amount	$0.03	$0.02	$0.07	$0.09
Weighted average shares outstanding, basic	12,800,000	12,800,000	12,800,000	12,800,000

Fully diluted earnings per share:
Net Income per share amount	$0.03	$0.02	$0.07	$0.09
Weighted average shares outstanding, diluted	12,816,000	12,816,000	12,816,000	12,816,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2024	16,000	$16	12,800,000	$12,800	$416,057	$11,258,330	$11,687,203

Net income	-	-	-	-	-	292,663	292,663

Balance March 31, 2025	16,000	$16	12,800,000	$12,800	$416,057	$11,550,993	$11,979,866

Net income	-	-	-	-	-	636,907	636,907

Balance June 30, 2025	16,000	$16	12,800,000	$12,800	$416,057	$12,187,900	$12,616,773

Net income	-	-	-	-	-	223,002	223,002

Balance September 30, 2025	16,000	$16	12,800,000	$12,800	$416,057	$12,410,902	$12,839,775

Balance December 31, 2025	16,000	$16	12,800,000	$12,800	$416,057	$12,645,977	$13,074,850

Net income	-	-	-	-	-	193,669	193,669

Balance March 31, 2026	16,000	$16	12,800,000	$12,800	$416,057	$12,839,646	$13,268,519

Net income	-	-	-	-	-	327,008	327,008

Balance June 30, 2026	16,000	$16	12,800,000	$12,800	$416,057	$13,166,654	$13,595,527

Net income	-	-	-	-	-	$334,610	$334,610

Balance September 30, 2026	16,000	$16	12,800,000	$12,800	$416,057	$13,501,264	$13,930,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pacific Health Care Organization, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from Operating Activities
Net income	$855,287	$1,152,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,280	18,386
Loss on disposal of property and equipment	451	-
Provision for credit losses	7,249	(415)
Noncash interest on investments	(45,319)	(144,058)
Deferred taxes	1,818	21,219

Changes in operating assets and liabilities
Accounts receivable	(95,738)	11,087
Other assets	(568)	(382)
Prepaid expenses	(70,456)	14,082
Income tax receivable	13,273	(6,645)
Accounts payable	(56,332)	45,930
Accrued expenses	63,637	(237,110)
Income tax payable	44,366	(68,727)
Unearned revenue	(2,779)	3,771
Net cash provided by operating activities	$730,169	809,710

Cash flows from Investing Activities
Proceeds from investments	10,042,816	9,033,761
Purchase of investments	(10,283,036)	(9,689,787)
Purchase of property and equipment	(5,323)	(9,417)
Net cash used in investing activities	(245,543)	(665,443)

Cash flows from Financing Activities
Payment of cash dividends	-	(750)
Payments made on insurance financing agreement	-	(35,305)
Net cash provided by (used in) financing activities	$-	(36,055)
Net increase in cash and cash equivalents	484,626	108,212

Cash and cash equivalents at beginning of period	2,168,808	2,070,476
Cash and cash equivalents at end of period	$2,653,434	$2,178,688

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$1,522
Income taxes	287,915	522,304

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

While management believes the disclosures and information presented are adequate to make the information not misleading, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2025. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

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

As of January 1, 2025,the balance of accounts receivable, net and unearned revenue was $1,028,920 and $33,544 respectively.

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

For the nine months ended September 30, 2026 and 2025, the Company’s HCO programs generated approximately $428,527 and $459,468, respectively, from services performed over time and approximately $250,370 and $560,841, respectively, from services performed at a point in time.

For the nine months ended September 30, 2026 and 2025, the Company’s MPN programs generated approximately $272,740 and $384,973, respectively, from services performed over time and approximately $133,980 and $115,725, respectively, from services performed at a point in time.

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

The Company considers all highly liquid investments that are readily convertible to known amounts of cash and that have an original maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had no cash equivalents.
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

The amortized cost basis, gross unrealized gains and losses, and fair value of the Company’s held-to-maturity securities at September 30, 2026 and December 31, 2025 are shown below.
	Held-to-maturity securities
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
U.S. Treasury Bills	$10,328,356	$-	$13,079	$10,315,277

Totals	$10,328,356	$-	$13,079	$10,315,277

December 31, 2025
U.S. Treasury Bills	$10,042,817	$9,871	$-	$10,052,688

Totals	$10,042,817	$9,871	$-	$10,052,688

The amortized cost basis and fair value of the Company’s securities at September 30, 2026, by contractual maturity, are shown below.
	Amortized Cost	Fair Value
September 30, 2026
Held-to-maturity securities
Due in one year or less	$10,328,356	$10,315,277
	$10,328,356	$10,315,277

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

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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
H.	Accounts Receivable and Allowance for Credit

In the normal course of business, the Company extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for credit losses. The Company ages its receivables by date of invoice. The Company has adopted the practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating the expected credit losses on these assets. Management reviews the allowance for credit loss quarterly and evaluates the balance of accounts receivable based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When a specific account is deemed uncollectible, the Company charges off the receivable against the allowance for credit loss. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes. To assess the collectability of these receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance for credit losses is based on the best information available to the Company and is reevaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual customer balances, and past-due amounts. At September 30, 2026 and December 31, 2025, the Company had an allowance for credit losses of $23,987 and $18,925, respectively.

A roll-forward of the Company’s allowance for credit losses for the nine-month periods ended is as follows:
	September 30, 2026	September 30, 2025
Allowance for credit losses, beginning of period	$18,925	$12,489
Current period provision	7,249	(415)
Write-off	(2,187)	-
Recovery	-	19
Allowance for credit losses, end of period	$23,987	$12,093

I.	Concentrations of Risk

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

Major Customers

During the nine months ended September 30, 2026, three major customers, who represented 10% or more of operating revenue, accounted for approximately 53% of the Company’s total sales; whereas during the nine months ended September 30, 2025, two major customers who represented 10% or more of operating revenue accounted for approximately 34% of total sales. Below are the respective percentages of total operating revenue that each of these customers represented during the nine months ended September 30, 2026 and 2025:
	September 30, 2026	September 30, 2025
Customer A	27%	23%
Customer B	13%	11%
Customer C	13%	-%

During the three months ended September 30, 2026, three major customers, who represented 10% or more of operating revenue, accounted for approximately 57% of the Company’s total sales; and during the three months ended September 30, 2025, three major customers who represented 10% or more of operating revenue accounted for approximately 45% of total sales. Below are the respective percentages of total operating revenue that each of these customers represented during the three months ended September 30, 2026 and 2025:
	September 30, 2026	September 30, 2025
Customer A	29%	22%
Customer B	14%	13%
Customer C	14%	10%

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The percentages of the amounts due from customers who represented 10% or more of total accounts receivable as of September 30, 2026 and December 31, 2025:
	September 30, 2026	December 31, 2025
Customer A	38%	21%
Customer B	13%	20%
Customer C	12%	14%
Customer D	-%	11%

J.	Leases

On April 1, 2022, the Company moved office locations from 1201 Dove Street, Suite 300 in Newport Beach, California to 19800 MacArthur Boulevard, Suites 306 and 307, in Irvine, California. The Company’s current lease was set to expire as of March 31, 2026, but was renewed on December 10, 2025 for an additional 12-month lease, with a new expiration of March 31, 2027, and no extension options.

The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for all leases. As of September 30, 2026 and December 31, 2025, there were no operating lease right-of-use assets or liabilities. The Company elected to not apply the requirements of ASC 842 for short-term leases. Short-term leases are defined as leases that, at the commencement date, have a lease term of 12 months or less. Lease expense is recognized on a straight-line basis over the lease term. If a lease does not provide an implicit rate, the Company develops an estimated incremental borrowing rate at the commencement date based on the estimated rate at which it would borrow, in the current economic environment, an amount equal to the lease payments over a similar term on a collateralized basis which is used to determine the present value of lease payments. The Company had no finance leases at September 30, 2026 and December 31, 2025.
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

NOTE 4 – PROPERTY AND EQUIPMENT

Scheduled below are the assets, costs, and accumulated depreciation at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Computer equipment	$221,283	$267,798
Furniture and fixtures	13,228	13,284
Totals	$234,511	$281,082
Less: accumulated depreciation	(193,195)	(229,358)
Total Property and Equipment, net	$41,316	$51,724

Depreciation expense for the nine months ended September 30, 2026 and 2025, totaled $15,280 and $18,386, respectively.

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

Rent expenses were $39,996 and $37,722 during the nine-month periods ended September 30, 2026 and 2025, respectively.

NOTE 6 – ACCRUED EXPENSES

As of September 30, 2026 and December 31, 2025, accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
Salaries and wages	$113,151	$28,431
Compensated absences	47,853	82,416
Accounting fees	-	100
Sales commissions	28,385	13,793
Other	1,275	2,287
Total	$190,664	$127,027

NOTE 7 – INCOME TAXES

For the three months ended September 30, 2026, the Company recognized expense from income taxes of $136,555, representing an effective tax rate of 29%. For the nine months ended September 30, 2026, the Company recognized expense from income taxes of $347,374, representing an effective tax rate of 28.9%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0% due to state taxes, permanent items, and discrete items. For the three months ended September 30, 2025, the Company recognized expense from income taxes of $87,107. For the nine months ended September 30, 2025, the Company recognized expense from income taxes of $459,853.

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

The Company has two classes of stock. The Company had 800,000,000 shares of voting common stock authorized, and 12,800,000 shares issued and outstanding at both September 30, 2026 and 2025. The Articles of Incorporation of the Company, as amended, also authorizes 5,000,000 shares of $0.001 par value preferred stock, which may be issued in one or more series, with designation, rights and privileges of such preferred stock to be set by the board of directors of the Company from time to time. On November 21, 2016, the board of directors of the Company approved a Certificate of Designation of Rights, Privileges and Preferences of Series A convertible preferred stock and authorized the Company’s officers to file such with the Utah Division of Corporations and Commercial Code to create the Series A convertible preferred stock. The Series A convertible preferred stock has a par value of $0.001 and consists of 40,000 shares, and may be converted into common stock on a one-share for one-share basis at the election of the holder thereof. The holders of Series A convertible preferred stock are entitled to vote with the common stockholders on all matters brought for approval of the common stockholders. In connection with any such matter, each outstanding share of Series A convertible preferred stock is entitled to 20,000 votes of common stock of the Company. In the event of a liquidation, dissolution or winding up of the Company, the Series A convertible preferred stock shall rank in parity with the Company’s common stock. Holders of Series A convertible preferred stock are entitled to receive dividends, when, as and if declared by the board of directors. The Series A convertible preferred stock shall rank in parity with the Company’s common stock as to any dividends. As of September 30, 2026 and 2025, 16,000 shares of the Series A convertible preferred stock were outstanding.

The Company purchased no shares of treasury stock during the nine-month periods ended September 30, 2026 and 2025. The Company does not have a plan to repurchase outstanding shares of common stock.

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

	For the Three months Ended September 30,		For the Nine months Ended September 30,
Basic and Diluted Net Income Per Share calculation	2026	2025	2026	2025
Net Income to common stockholders	$334,610	$223,002	$855,287	$1,152,572
Weighted average shares outstanding, basic	12,800,000	12,800,000	12,800,000	12,800,000
Basic Net Income per share	$0.03	$0.02	$0.07	$0.09

Weighted average shares outstanding, diluted	12,816,000	12,816,000	12,816,000	12,816,000
Diluted Net Income per share	$0.03	$0.02	$0.07	$0.09

For the three and nine months ended September 30, 2026 and 2025, there were common stock equivalents related to convertible preferred stock that had a dilutive effect of 16,000 shares.

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

The Company retained Donald P. Balzano, who at the time was a shareholder owning 6.9% of the Company’s common stock, as legal counsel through September 2025. Mr. Balzano provided legal guidance and expertise in the workers’ compensation industry on behalf of the Company. The fees paid to Mr. Balzano are recorded in Professional Fees on the consolidated statement of operations. For the nine months ended September 30, 2025, Mr. Balzano earned $108,108 related to the retainer agreement.

Pacific Health Care Organization, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s former CFO and board member, Kristina Kubota, provides financial consulting services for the Company. Kristina Kubota is the daughter of Tom Kubota, the Company’s CEO, President, Chairman of the board and majority shareholder. Ms. Kubota’s consulting arrangement commenced upon her resignation from the CFO position with the Company on March 5, 2024. The fees paid to Ms. Kubota are recorded in Professional Fees on the consolidated income statement. Fees for services not yet billed are included in Accrued Expenses on the consolidated balance sheet, totaling $0 and $100 at September 30, 2026 and December 31, 2025. For the nine months ended September 30, 2026 and 2025, Ms. Kubota earned $360 and $415, respectively, for such services.

The Company’s former Vice President, Secretary and board member, Lauren Kubota, resigned from her positions with the Company during the third quarter of 2025. After her resignation, Lauren Kubota provided consulting services for the Company. The consulting arrangement commenced on August 4, 2025 and expired on August 31, 2025. Lauren Kubota is the daughter of Tom Kubota, the Company’s CEO, President, Chairman of the board and majority shareholder. No fees related to these consulting services were included in accrued expenses at September 30, 2026 and December 31, 2025. No fees related to these services were earned during the nine months ended September 30, 2026 and 2025.

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

During 2025, the Company received ERC refund checks from the IRS totaling $488,655, which included interest in the amount of $68,854. During the first three quarters of 2026, the Company received its remaining ERC refund checks from the IRS totaling $239,970, which included interest in the amount of $37,313. The ERC refunds, exclusive of interest income, is included in Other Income on the Condensed Consolidated Statements of Operations. The Company’s ERC eligibility remains subject to audit by the IRS for a period of five years from the date of filing. While the Company believes it has substantial support for its ERC claims and eligibility, there can be no assurance that the IRS will not challenge the Company’s eligibility or calculations during any future audit process.

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

Forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, many of which may be beyond our control. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and actual results could differ materially as a result of various factors. The following include some but not all of the factors that could cause actual results and financial condition to differ materially from those expressed or implied by forward-looking statements:

●	competition within our industry, including competition from much larger competitors;

●	our ability to retain existing customers and to attract new customers;

●	legislative and regulatory requirements or changes which could render our services less competitive or obsolete;

●	our inability to renew business accreditations necessary to provide certain lines of business to customers that require those accreditations;

●	failure to retain or recruit, or changes in, officers and key employees, and uncertainties in our ability to maintain key consultants and advisors;

●	cost reduction efforts by our existing and prospective customers;

●	reductions in workers’ compensation claims or the demand for our services, from whatever source;

●	the loss, ineffective management, malfunction (including those resulting from cybersecurity incidents and breaches), or increased costs of third-party-provided technologies and services on which our operations rely;
●	cybersecurity incidents and breaches, and other software system failures, and the imposition of laws imposing costly cybersecurity and data protection compliance;
●	delays, reductions, or cancellations of contracts we have previously entered into;
●	changes in U.S. trade policies and retaliatory responses from other countries, including tariffs;
●	the effects of and uncertainty surrounding the adoption, use and reliability of disruptive technologies such as artificial intelligence;
●	the loss of or inability to obtain adequate insurance coverage;

●	business combinations involving our customers or competitors;
●	economic and labor market conditions generally and in the industries in which we and our customers participate, including the effects resulting from immigration laws and enforcement, economic recessions, financial sector turmoil, partial or full federal government shutdown, international conflicts, and rising domestic inflation and related economic policy responses; and
●	our failure to successfully develop new services and/or products either organically or through acquisition, or to anticipate current or prospective customers’ needs.

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

Overview

We are workers’ compensation cost containment specialists providing a range of services principally to California employers and claims administrators. We incorporated under the laws of the State of Utah in April 1970, under the name Clear Air, Inc. We changed our name to Pacific Health Care Organization, Inc., in January 2001. In February 2001, we acquired Medex, a California corporation organized in March 1994, in a share for share exchange. Medex is in the business of managing and administering both Health Care Organizations (“HCOs”) and Medical Provider Networks (“MPNs”) in the state of California and providing workers’ compensation carve-out and Medicare set-aside services. In March 2011, we incorporated MMC, a Nevada corporation, as a wholly owned subsidiary of the Company. MMC oversees and manages our utilization review and bill review services. In February 2012, we incorporated MMM, a Nevada corporation, as a wholly owned subsidiary of the Company. MMM is responsible for overseeing and managing our medical case management and employee advocate services. We discontinued lien representation services in the third quarter of 2023 due to the lack of demand.

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

Our core services focus on reducing medical treatment costs by enabling our customers to have control and oversight of the medical treatment of their injured employees to ensure treatment is timely and appropriate. This control is primarily obtained by participation in our HCOs or one of our MPNs. Through Medex, we hold two of three total licenses issued by the state of California to establish and manage HCOs within the state of California. We hold several government-issued licenses to operate medical provider networks. We also hold approvals issued by the state of California to function as an MPN and currently administer 17 MPNs. Our HCO and MPN programs provide our customers with provider networks within which the customer has some ability to direct the administration of the claim. This is designed to decrease the incidence of fraudulent claims and disability awards, and ensure injured employees receive necessary vocational rehabilitation and training. Our medical bill and utilization review services provide oversight of medical billing and treatment requests, and our medical case management and employee advocate services keep workers’ compensation claims progressing to a resolution and assure treatment plans are aligned from a medical perspective.

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

Key trends affecting results of operations

The employee enrollment numbers in our HCO and MPN programs typically correlate with general economic conditions and the size and activities of our customers’ workforce. Adverse economic conditions, including inflationary pressures, elevated interest rates, and a difficult labor market, could lead our customers to reduce their workforces or seek lower-cost alternatives to our services. A resulting decline in the number of employees enrolled in our HCO, MPN, and employee advocate programs could materially and adversely affect our related revenues. During the nine months ended September 30, 2026, our operating revenue decreased primarily due to the customer terminations discussed below. We believe these terminations were influenced, at least in part, by challenging economic conditions and the customers’ efforts to seek more price-competitive alternatives to our services.

Though we continue our efforts to increase our customer base and reduce customer concentration across all service lines, the addition or loss of a single customer can materially impact our results of operations. For example, in October 2024 we received notice of termination from one of our customers. This termination did not materially impact our operating revenues in 2025, but did materially impact our operating revenues during the first nine months of 2026, and will likely continue to impact our operating revenues in future periods. Further, in January and June 2026, we received notices of termination from two additional customers, which we anticipate will have material impacts on our operating revenues in future periods. However, we also expect these impacts will be partially offset in future periods by increased services and new programs requested by our other customers, as well as internal labor cost reductions made during the third quarter of 2026. We expect to continue to be susceptible to risks associated with customer concentration, and related potential material impacts on our results of operations for the foreseeable future.

Our medical bill review and utilization review programs grew by 17% and 12%, respectively, during the nine months ended September 30, 2026, compared to the same period in 2025, which partially offset the overall decreases in HCO and MPN program revenues. We believe that increased demand for our medical bill review and utilization review services was driven by rising and difficult to control healthcare costs, as these services are an additional means to decrease healthcare costs for our customers. However, these service lines remain sensitive to labor reductions and future labor reductions by our customers could adversely affect the demand for these programs.

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

The following table sets forth, for the below indicated periods ended September 30, 2026 and 2025, respectively, the percentage each revenue item identified in our unaudited condensed consolidated financial statements contributed to total revenues during the respective period.

	For three months ended September 30,		For nine months ended September 30,
	2026	2025	2026	2025
HCO	13%	12%	14%	20%
MPN	7%	11%	9%	10%
Medical bill review	6%	6%	7%	6%
Utilization review	43%	37%	38%	31%
Medical case management	31%	34%	32%	32%
Other	-%	-%	-%	1%

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

The following table sets forth, for the below indicated periods ended September 30, 2026 and 2025, respectively, the percentage each expense item identified in our unaudited condensed consolidated financial statements contributed to total expenses during the respective period.

	For three months ended September 30,		For nine months ended September 30,
	2026	2025	2026	2025
Salaries and wages	47%	49%	48%	49%
Professional fees	11%	17%	13%	14%
Insurance	7%	7%	6%	6%
Outsource service fees	19%	14%	17%	13%
Data maintenance fees	1%	-%	2%	5%
General and administrative	15%	13%	14%	13%

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following represents selected components of our unaudited condensed consolidated results of operations for the three-month periods ended September 30, 2026 and 2025, respectively, together with changes from period-to-period:

	For three months ended September 30,		Amount	%
	2026	2025	Change	Change
Revenues
HCO	$189,934	$205,793	$(15,859)	(8)%
MPN	105,746	171,479	(65,733)	(38)%
Medical bill review	95,584	89,479	6,105	7%
Utilization review	643,186	580,247	62,939	11%
Medical case management	475,914	535,486	(59,572)	(11)%
Other	2,200	4,500	(2,300)	(51)%
Total revenues	1,512,564	1,586,984	(74,420)	(5)%

Expenses
Salaries and wages	652,813	670,249	(17,436)	(3)%
Professional fees	156,217	235,952	(79,735)	(34)%
Insurance	92,702	90,379	2,323	3%
Outsource service fees	259,977	196,885	63,092	32%
Data maintenance	9,616	2,340	7,276	311%
General and administrative	206,905	186,142	20,763	11%
Total expenses	1,378,230	1,381,947	(3,717)	-%

Income from operations	134,334	205,037	(70,703)	(34)%

Other income (expense)
Other income	202,657	1,870	200,787	10,737%
Interest income	134,174	103,202	30,972	30%
Total other income, net	336,831	105,072	231,759	221%

Income before taxes	471,165	310,109	161,056	52%
Income tax provision	136,555	87,107	49,448	57%

Net income	$334,610	$223,002	$111,608	50%

Revenue

HCO

HCO revenue for the three-month period ended September 30, 2026, decreased by 8% compared to the same period in the prior year. The decrease in HCO revenue was primarily attributable to the loss of a customer.

MPN

MPN revenue for the three-month period ended September 30, 2026, decreased by 38% compared to the same period in the prior year. The decrease in MPN revenue was largely due to the year-to-date loss of three customers, and an existing customer no longer accessing our MPN network.

Medical bill review

During the three-month period ended September 30, 2026, medical bill review revenue increased by 7% compared to the same period in the prior year. The increase was primarily due to a shift in the mix of bill reviews performed from period to period, with a higher proportion of higher-priced hospital bill reviews performed in the third quarter of 2026 compared to a higher proportion of lower-priced bill reviews in the third quarter of 2025.

Utilization review

During the three-month period ended September 30, 2026, utilization review revenue increased 11%, compared to the same period in the prior year. The increase in utilization review revenue was due to increased rates at which we charge customers for this service and the number of referrals for requests for authorization from existing customers.

Medical case management

During the three-month period ended September 30, 2026, medical case management revenue decreased 11% compared to the same period in the prior year. The decrease in medical case management revenue was due to the year-to-date loss of two customers, and one existing customer no longer submitting referrals for case management.

Other

 During the three-month period ended September 30, 2026, other revenue decreased 51% compared to the same period in the prior year, primarily due to a decrease in the requests for Medicare set-aside services from existing customers.

Expenses

Professional fees

During the three-month period ended September 30, 2026, professional fees decreased 34% compared to the three months ended September 30, 2025. The decrease in professional fees was primarily due to the completion of the consulting engagement of our former interim Assistant Controller during the fourth quarter of 2025. We expect professional fees to increase in the fourth quarter of 2026 due to the consulting engagement of our new interim Assistant Controller through January 2027.

Outsource service fees

During the three-month period ended September 30, 2026, outsource service fees increased 32% compared to the three months ended September 30, 2025. The increase in outsource service fees was due to increased rates at which we are charged for this service and demand for our utilization review services, which resulted in us incurring more outsourced costs for that service line.

General and administrative

General and administrative expenses increased by 11% during the three-month period ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily due to increases in IT enhancements, meals, travel and entertainment.

Income from Operations

During the three-month period ended September 30, 2026, we recognized a 5% decrease in total revenues and a nominal decrease in total expenses. As a result, our income from operations decreased $70,703, or 34% for the three months ended September 30, 2026, when compared to the three months ended September 30, 2025.

Other Income, net

During the three-month period ended September 30, 2026, other income, net increased 221% compared to the same period in 2025, primarily due to ERC refunds received in 2026 from the Internal Revenue Service in the amount of $202,657.

Income Tax Provision

We realized an increase in our income tax provision of $49,448, or 57%, during the three-month period ended September 30, 2026, compared to the same period in the prior year due to higher pretax income, which is primarily attributable to the receipt of ERC refund checks in the third quarter of 2026.

Net Income

During the three-month period ended September 30, 2026, we realized a 5% decrease in total revenues, and a nominal decrease in total expenses, a $231,759 increase in other income, net, and a 57% increase in our provision for income tax when compared to the same period in the prior year. As a result, we realized net income of $334,610, a 50% increase in net income year over year.

Comparison of the nine months ended September 30, 2026 and 2025

The following represents selected components of our unaudited condensed consolidated results of operations for the nine-month periods ended September 30, 2026 and 2025, respectively, together with changes from period-to-period:

	For nine months ended September 30,		Amount	%
	2026	2025	Change	Change
Revenues
HCO	$678,897	$1,020,309	$(341,412)	(33)%
MPN	406,720	500,699	(93,979)	(19)%
Medical bill review	354,852	302,388	52,464	17%
Utilization review	1,796,888	1,606,624	190,264	12%
Medical case management	1,539,112	1,669,369	(130,257)	(8)%
Other	8,450	32,950	(24,500)	(74)%
Total revenues	4,784,919	5,132,339	(347,420)	(7)%

Expenses
Salaries and wages	1,960,529	2,102,731	(142,202)	(7)%
Professional fees	517,095	613,791	(96,696)	(16)%
Insurance	255,724	262,671	(6,947)	(3)%
Outsource service fees	705,197	550,025	155,172	28%
Data maintenance	94,987	200,522	(105,535)	(53)%
General and administrative	574,972	579,582	(4,610)	(1)%
Total expenses	4,108,504	4,309,322	(200,818)	(5)%

Income from operations	676,415	823,017	(146,602)	(18)%

Other income (expense)
Other income	202,657	421,669	(219,012)	(52)%
Interest income	323,589	369,261	(45,672)	(12)%
Interest expense	-	(1,522)	1,522	(100)%
Total other income, net	526,246	789,408	(263,162)	(33)%

Income before taxes	1,202,661	1,612,425	(409,764)	(25)%
Income tax provision	347,374	459,853	(112,479)	(24)%

Net income	$855,287	$1,152,572	$(297,285)	(26)%

Revenue

HCO

During the nine-month period ended September 30, 2026, HCO revenue decreased 33% compared to the same period in the prior year. The decrease in HCO revenue was attributable to the year-to-date loss of a customer and the loss of a customer during the previous year.

MPN

MPN revenue for the nine-month period ended September 30, 2026, decreased by 19% compared to the same period in the prior year. The decrease in MPN revenue was largely due to the year-to-date loss of three customers, and an existing customer no longer accessing our MPN network.

Medical bill review

During the nine-month period ended September 30, 2026, medical bill review revenue increased by 17% compared to the same period in the prior year. The increase was primarily due to a shift in the mix of bill reviews performed from period to period, with a higher proportion of higher-priced hospital bill reviews performed during the nine-month period ended September 30, 2026 compared to a higher proportion of lower-priced bill reviews in the same period in the prior year.

Utilization review

During the nine-month period ended September 30, 2026, utilization review revenue increased 12%, compared to the same period in the prior year. The increase in utilization review revenue was due to increased rates at which we charge customers for this service and the number of referrals for requests for authorization from existing customers.

Medical case management

During the nine-month period ended September 30, 2026, medical case management revenue decreased 8% compared to the same period in the prior year. The decrease in medical case management revenue was due to the year-to-date loss of two customers, and an existing customer no longer submitting referrals for case management.

Other

Other revenue for the nine-month period ended September 30, 2026 decreased 74% compared to the same period in the prior year, due to a decrease in requests for Medicare set-aside services from current customers and the discontinuance of network access fee-related services for the customer that completed a phase out of our services during fiscal year 2025.

Expenses

Salaries and wages

During the nine-month period ended September 30, 2026, salaries and wages decreased 7% compared to the nine months ended September 30, 2025. The decrease was due primarily to reduced headcount.

Professional fees

During the nine-month period ended September 30, 2026, professional fees decreased 16% compared to the nine months ended September 30, 2025. The decrease in professional fees was primarily the result of a normalization of accounting and legal fees after our transition to a new auditing firm and the completion of the consulting engagement of our former interim Assistant Controller.

Outsource service fees

During the nine-month period ended September 30, 2026, outsource service fees increased 28% compared to the nine months ended September 30, 2025. The increase in outsource service fees was due to increased rates at which we are charged for this service and demand for our utilization review services, which resulted in us incurring more outsourced costs for that service line.

Data maintenance

During the nine-month period ended September 30, 2026, data maintenance fees decreased 53% compared to the nine months ended September 30, 2025. The decrease in data maintenance fees was primarily due to the timing of when we completed annual and termination letters, and related billing for the customer that completed a phase out of our services during fiscal year 2025.

Income from Operations

During the nine-month period ended September 30, 2026, we recognized a 7% decrease in total revenues and a 5% decrease in total expenses. As a result, our income from operations decreased $146,602, or 18%, for the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025.

Other Income, net

During the nine-month period ended September 30, 2026, other income, net decreased 33% compared to the same period in the prior year. The decrease was primarily due to higher ERC refunds received in 2025 from the Internal Revenue Service in the amount of $488,655, which includes interest of $68,854, compared to ERC refunds received during the same period of 2026, in the amount of $239,970, which includes interest of $37,313.

Income Tax Provision

We realized a decrease in our income tax provision of $112,479, or 24%, during the nine-month period ended September 30, 2026, compared to the same period in the prior year due to lower pretax income. The decrease in pretax income was primarily attributable to lower ERC refund checks received during the nine-month period ended September 30, 2026, compared to the higher ERC refund checks received during the same period in 2025.

Net Income

During the nine-month period ended September 30, 2026, we realized a 7% decrease in total revenues, a 5% decrease in total expenses, a decrease in other income, net of $263,162, and a 24% decrease in our provision for income tax when compared to the same period in the prior year. As a result, we realized net income of $855,287, a 26% decrease in net income year over year.

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

Cash Flow

During the nine months ended September 30, 2026, we had a net increase in cash and cash equivalents of $484,626. See below for additional discussion and analysis of cash flow.

	For the nine months ended September 30,
	2026 (unaudited)	2025 (unaudited)

Net cash provided by operating activities	$730,169	$809,710
Net cash (used in) investing activities	(245,543)	(665,443)
Net cash (used in) financing activities	-	(36,055)

Net increase in cash and cash equivalents	$484,626	$108,212

Net cash provided by operating activities was $730,169 and $809,710 for the nine months ended September 30, 2026 and 2025, respectively. This $79,541 decrease in cash flow from operations during the first nine months of 2026 was the result of lower operating income, lower receipt of ERC refund checks, and changes in working capital balances.

Net cash used in investing activities was $245,543 and $665,443 for the nine months ended September 30, 2026 and 2025, respectively. The $419,900 decrease in net cash used in investing activities was due to an additional cash investment made in the prior period that was not repeated in the current period.

Net cash used in financing activities was $0 and $36,055 for the nine months ended September 30, 2026 and 2025, respectively. The $36,055 decrease in net cash used in financing activities from period to period was the result of our insurance financing agreement maturing during fiscal year 2025.

Off-Balance Sheet Financing Arrangements

As of September 30, 2026, we had no off-balance sheet financing arrangements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this quarterly report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed under Part I, Item 1A Risk Factors of our Annual Report.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibits. The following exhibits are filed or furnished, as applicable, as part of this quarterly report:

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation and Amendments thereto(1)
3.2	Bylaws(1)
3.3	Bylaws(2)
3.4	Bylaws(3)
3.5	Bylaws(4)
3.6	Articles of Amendment to Articles of Incorporation to effect 1 share for 50 shares reverse split(5)
3.7	Articles of Amendment to Articles of Incorporation to effect 2.5 shares for 1 share forward split(5)
3.8	Certificate of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock(6)
3.9	Articles of Amendment to Articles of Incorporation to effect four-shares-for-one-share forward split(7)
3.10	Articles of Amendment to Articles of Incorporation, dated December 27, 2019, including Amended Certification of Designation of Rights, Privileges and Preferences of Series A Convertible Preferred Stock to affect a four-shares-for-one-share forward stock split(8)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the three and nine months ended September 30, 2026 and 2025, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited), and (vi) the cover page*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the SEC on September 19, 2002.

(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A-2 as filed with the SEC on July 13, 2004.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on February 14, 2018.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on July 31, 2025.

(5)	Incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 13, 2008.

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on November 22, 2016.

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on March 27, 2018.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the SEC on January 2, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC HEALTH CARE ORGANIZATION, INC.

Date: November 3, 2026	/s/ Tom Kubota
Tom Kubota
Chief Executive Officer,
President and Chairman of the Board
(Principal Executive, Financial and Accounting Officer)